Form 10QSB
period 1995-08-31
NEOGEN CORP
filed 1995-10-12
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended:  AUGUST 31, 1995

                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                        Commission File Number:  0-17988

                               NEOGEN CORPORATION
       (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                         38-2367843
(State of other jurisdiction of                            (IRS employer
incorporation or organization)                           Identification No.)

                   620 LESHER PLACE, LANSING, MICHIGAN 48912
                    (Address of principal executive offices)

                                 (517)372-9200
                          (Issuer's telephone number)

                                      NONE
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes_x_                        No___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after distribution of securities under a plan confirmed by a court.

                     Yes___                        No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.


                4,479,027 WERE OUTSTANDING ON OCTOBER 1, 1995

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

        Consolidated balance sheets--August 31, 1995 and May 31, 1995.

        Consolidated statements of operations--Three months ended August 31, 1995 and 1994.

        Consolidated statements of stockholders' equity--Three months ended August 31, 1995 and 1994.

        Consolidated statements of cash flows--Three months ended August 31, 1995 and 1994.

        Notes to consolidated financial statements--August 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                                        August 31          May 31
                                                                          1995              1995
                                                                    -----------------------------------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                               $  1,181,228           $  2,237,979
 Net accounts receivable                                               1,910,373              1,681,200
 Inventories                                                           3,968,925              3,806,872
 Other current assets                                                    387,737                355,027
                                                                    ------------           ------------
                 TOTAL CURRENT ASSETS                                  7,448,263              8,081,078

NET PROPERTY AND EQUIPMENT                                             1,413,486              1,312,670

INTANGIBLE AND OTHER ASSETS
 Goodwill, net of accumulated amortization                             2,110,127              1,513,032
 Other assets, net of accumulated
    amortization                                                         639,719                631,826
                                                                    ------------           ------------

                                                                    $ 11,611,595           $ 11,538,606
                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities
  of long-term notes payable-(note D)                               $  1,142,984           $  1,146,082
 Accounts payable                                                        784,842                742,652
 Accrued compensation and benefits                                       258,896                338,407
 Other accrued liabilities                                                60,168                 65,129
                                                                    ------------           ------------
                 TOTAL CURRENT LIABILITIES                             2,246,890              2,292,270

LONG-TERM NOTES PAYABLE-(NOTE D)                                         332,279                351,233

OTHER LONG-TERM LIABILITIES                                               58,671                 58,671

STOCKHOLDERS' EQUITY
 Common stock:
  Par value $.16 per share, 10,000,000
  shares authorized, 4,464,027 shares
  issued at August 31, 1995; 4,460,027
  shares issued at May 31, 1995                                          714,244                713,604
 Additional paid in capital                                           13,598,329             13,592,684
 Retained-earnings deficit                                            (5,338,818)            (5,469,856)
                                                                    ------------           ------------
                                                                       8,973,755              8,836,432
                                                                    ------------           ------------

                                                                    $ 11,611,595           $ 11,538,606
                                                                    ============           ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                     Three Months Ended August 31
                                                                       1995               1994
                                                                  ---------------------------------
REVENUES
 Sales                                                             $ 2,847,579         $ 2,568,824
 Contract revenues                                                      78,065              55,845
                                                                   -----------         -----------
                                                                     2,925,644           2,624,669


EXPENSES
 Cost of goods sold                                                  1,182,238           1,055,695
 Sales and marketing                                                   858,554             772,172
 General and administrative                                            431,297             334,978
 Research and development                                              321,335             283,834
                                                                   -----------         -----------
                                                                     2,793,424           2,446,679
                                                                   -----------         -----------
                 INCOME FROM OPERATIONS                                132,220             177,990


OTHER INCOME (EXPENSE)

 Interest income                                                        18,391              23,900
 Interest expense                                                      (36,376)             (6,277)
 Other                                                                  24,003
                                                                   -----------         -----------
                                                                         6,018              17,623
                                                                   -----------         -----------

      INCOME BEFORE INCOME TAXES                                       138,238             195,613

INCOME TAXES                                                             7,200               7,200
                                                                   -----------         -----------

                                    NET INCOME                     $   131,038         $   188,413
                                                                   ===========         ===========

   NET INCOME PER SHARE (NOTE B)                                   $      0.03         $      0.04
                                                                   ===========         ===========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                Common Stock
                            --------------------      Additional        Retained-
                               Number                  Paid-In          Earnings
                             of Shares     Amount       Capital          Deficit
                            ---------      ------       -------          -------
Balance at June
 1, 1995                     4,460,027    $ 713,604    $ 13,592,684     $ (5,469,856)
 Exercise of options             4,000          640           5,645
 Net income for the
  three months ended                                                         131,038
  August 31, 1995
                             ---------    ---------    ------------     ------------


Balance at August 31,
  1995                       4,464,027    $ 714,244    $ 13,598,329     $ (5,338,818)
                             =========    =========    ============     ============


Balance at June 1,
  1994                       4,329,729    $ 692,757    $ 13,108,815     $ (6,148,563)
 Common shares issued
  in connection with
  acquisitions                  55,753        8,920         316,080
 Exercise of warrants           40,020        6,403         123,976
 Exercise of options            17,325        2,772          16,526
 Net income for the
  three months ended
  August 31, 1994                                                            188,413
                             ---------    ---------    ------------     ------------


Balance at August
 31, 1994                    4,442,827    $ 710,852    $ 13,565,397     $ (5,960,150)
                             =========    =========    ============     ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                              Three Months Ended August 31
                                                                 1995             1994
                                                             -------------------------------
OPERATING ACTIVITIES:
 Net income                                                   $  131,038          $  188,413
 Adjustments to reconcile net income to
  net cash used by operating activities:
   Depreciation and amortization                                 131,213             109,091
 Changes in operating assets and
  liabilities:
   Accounts receivable                                          (229,173)           (151,208)
   Inventories                                                  (129,517)           (438,139)
   Other current assets                                          (32,710)                736
   Accounts payable                                               42,190             119,870
   Other accrued expenses                                        (84,472)           (187,591)
                                                              ----------          ----------
                               NET CASH USED IN
                           OPERATING ACTIVITIES                 (171,431)           (358,828)


INVESTING ACTIVITIES:
 Purchases of property and equipment
  and other assets                                              (189,497)            (20,114)
 Acquisition of business (note C)                               (680,056)           (817,957)
                                                              ----------          ----------

                               NET CASH USED IN
                           INVESTING ACTIVITIES                 (869,553)           (838,071)

FINANCING ACTIVITIES:
 Proceeds on short-term borrowings                                                   153,730
 Payments on long-term borrowings                                (22,052)            (39,330)
 Proceeds from issuance
  of common stock                                                  6,285             149,677
                                                              ----------          ----------
                         NET CASH PROVIDED FROM
                 (USED IN) FINANCING ACTIVITIES                  (15,767)            264,077
                                                              ----------          ----------

                               DECREASE IN CASH               (1,056,751)           (932,822)

Cash at beginning of period                                    2,237,979           3,006,941
                                                              ----------          ----------

                          CASH AT END OF PERIOD               $1,181,228          $2,074,119
                                                              ==========          ==========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1994 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1995 presentation. The results of operations for the three months ended August 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1996. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1995 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

NOTE B - NET INCOME PER SHARE

The net income per share amounts for 1995 and 1994 are based on the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations.

NOTE C - ACQUISITIONS

Effective June 15, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. (IDS) of St. Joseph, Michigan. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory and related research and technology for 35 different diagnostic tests used to detect drugs of abuse in animals, were moved to the Company's ELISA Technologies division in Lexington, Kentucky.

The purchase price consisted of initial consideration of approximately $680,000 paid in cash at closing. Additional consideration may be paid, contingent upon sales performance for the twelve month period ending June 14, 1996.

NOTE D - NOTES PAYABLE

On August 29, 1995, Neogen and its wholly-owned subsidiary, AMPCOR Diagnostics, Inc. (AMPCOR), signed a new master revolving note payable to Comerica Bank which increased AMPCOR's line of credit facility to $1,000,000 from $600,000. The note bears interest at .75% over the prime rate (9.50% at August 31, 1995) and is collateralized by substantially all assets of Neogen and AMPCOR. Borrowings against AMPCOR's line of credit were $508,946 at August 31, 1995 and May 31, 1995.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1994.

Total revenues for the quarter ended August 31, 1995 were $301,000 or 11% higher than the same quarter in 1994. All of the increase was due to a $358,000 increase in sales of predictive and diagnostic products. Research revenues also increased by $22,000 in the first quarter compared to last year. Revenue gains in these two areas were partially offset by a decline in first quarter sales of veterinary instruments which amounted to $79,000.

Of the $358,000 or 20% increase in sales of predictive and diagnostic products, $193,000 was the result of including a full three months of sales for AMPCOR Diagnostics, Inc. (ADI) in 1995 whereas the first quarter of 1994 included only one month of sales for ADI. The remaining increase of $165,000 is principally due to a 35% increase in sales of diagnostic test kits for the horse racing and pharmacologics markets manufactured and distributed by the Company's ELISA Technologies division.

The 11% decrease in veterinary instrument sales was primarily the result of a general decline in demand for durable syringes, obstetrical products, and balling guns in the first quarter of 1995 compared to 1994. Management believes that the Company can recover the shortfall in first quarter veterinary instrument sales during the remaining three quarters of the current fiscal year, partially through targeted promotions for specific instruments, and partially through introduction of new products scheduled for the second and third fiscal quarters.

The increase in research revenues was due to two new research contracts with the United States Department of Agriculture (USDA) entered into during the second quarter of last year. It is common for contract revenues to fluctuate from quarter to quarter and year to year depending on timing and terms of the contracts. In addition, contract revenues continue to represent a smaller portion of overall revenues as the Company expands its level of products sales.

Cost of goods sold increased 12% as a direct result of the overall increase in product sales. Expressed as a percentage of revenues, cost of goods sold was 40% in 1995 and 1994.

Sales and marketing expenses increased $86,000 or 11% in the three months ended August 31, 1995 compared to the same period in 1994. Most of the increase in sales and marketing expenses in the first quarter occurred at ADI. Expenses were up approximately $30,000 due to inclusion of three months of expense in 1995 versus one month in 1994. Selling costs at ADI also increased approximately $50,000 for salary, fringe, travel, training, printing, advertising, promotion, and trade show expenses associated with the Company's introduction of new diagnostic kits for the meat and poultry market. Neogen intends to expand its sales and marketing activities for predictive and diagnostic products, particularly in the meat and poultry and seafood markets, during the current fiscal year.

General and administrative expenses were $96,000 higher in 1995 than in 1994.
A total of $60,000 of the increase was the result of higher costs at ADI primarily due to including three months of expense in the first quarter of 1995 and only one month in the first quarter of 1994. G & A expenses at ELISA Technologies were $28,000 higher in 1995 than 1994 due to higher amortization expense ($10,000) as a result of the acquisition of certain assets of International Diagnostic Systems Corp. (see Note C to Unaudited Consolidated Financial Statements), and higher salaries and fringe cost ($10,000) for secretarial and clerical accounting personnel. The remaining G & A increase at ELISA Technologies occurred in several categories including travel, office supplies, telephone, and copier rent as a result of increased staff and overall business volume.

The increase in research expense in the first quarter of 1995 compared to last year is mostly due to three months of expense this year for ADI compared to only one month in the first quarter of 1994. In addition, the Company had two USDA research projects in place during the first quarter that were not being worked on in the first quarter last year. Management believes research and development is critical to the Company's future and expects to increase the investment in research during the remaining three quarters of the current fiscal year.

Interest income declined in the first quarter due to lower cash balances available for investment. Interest expense increased as a result of higher rates and increased borrowings compared to the first quarter in 1994. The Company also recognized $24,000 in the first quarter as its share of earned royalties paid to an affiliated partnership.

Net income declined to $.03 per share in the first quarter of 1995 compared to $.04 in 1994. The decline is primarily the result of ongoing losses at ADI which were $115,000 or $.0245 per share higher in 1995 than 1994. Part of ADI's higher loss was due to reporting three months of operations in 1995 and just one month in 1994 and part was due to the Company's commitment to increased investment in research projects and marketing programs at ADI. Management believes that diagnostic products recently introduced and under development at ADI offer significant long-term sales growth potential for the Company.

FINANCIAL CONDITION AND LIQUIDITY

At August 31, 1995, the Company had $1,181,000 in cash and equivalents, working capital of $5,201,000, and stockholders' equity of $8,974,000. In addition, the Company has bank lines of credit totaling $2,500,000 with $1,059,000 borrowed against these lines as of August 31, 1995. Cash and equivalents declined $1,057,000 during the first quarter primarily as a result of the purchase of property, equipment, and other assets including the acquisition of assets of International Diagnostic Systems Corp. (See Note C to Unaudited Consolidated Financial Statements.)

Effective June 15, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. of St. Joseph, Michigan. The purchase price paid in the fist quarter was approximately $680,000 in cash.

During the first quarter, accounts receivable increased $229,000 exclusively due to strong sales of diagnostic test kit products during the month of August. Inventories at August 31, 1995 were $162,000 higher than May 31, 1995. Of this amount, $105,000 is the result of increased production volume for veterinary instruments in preparation for greater sales volume which traditionally occurs in the Company's second and third fiscal quarters. The remaining increase is due to higher inventory levels at ADI principally for new diagnostic products introduced during the first quarter and for certain inventory items related to serological products. The increase in goodwill at August 31 compared to May 31 is the direct result of the acquisition of certain assets of International Diagnostic Systems Corp.

Accounts payable increased less than 6% during the first quarter due mostly to higher inventory production and normal fluctuations in the timing of due dates for trade payables. The decrease in accrued compensation and benefits and other accrued liabilities at August 31 compared to May 31 is due to payment in the first quarter of bonuses, commissions, and royalties earned and accrued prior to May 31, 1995.

The Company did not borrow any additional funds during the first quarter and made scheduled payments on long-term debt totaling $22,000. Neogen expended approximately $190,000 in the first quarter for additions to property, equipment, and other assets. At August 31, the Company has no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for ten consecutive quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and equivalents at August 31, 1995, along with its available bank lines of credit and expected future increases in product sales, will be sufficient to fund activities for 1996 and 1997. However, cash and equivalents have declined in the last two years as a result of acquisitions made by the Company. In addition, existing cash and equivalents may not be sufficient to meet the Company's longer term cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index

         Exhibit 4 - Instruments defining the rights of security holders - incorporated by reference from Exhibit 3(a) (2) of the Second Amendment to the Form S-18 Registration Statement filed on August 22, 1989.

         Exhibit 11 - Statement regarding computation of earnings per share.

         Exhibit 27 - Financial Data Schedule

   (b)   Reports On Form 8-K Filed In Quarterly Period Ended August 31, 1995.

         The Company did not file any reports on Form 8-K in the quarterly period ended August 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEOGEN CORPORATION


October 11, 1995                             /s/ James L. Herbert
_________________________                    ________________________________
Date                                         James L. Herbert
                                             President


October 11, 1995                             /s/ Lon M. Bohannon
_________________________                    ________________________________
Date                                         Lon M. Bohannon
                                             Vice President-Chief Financial
                                             Officer

                                EXHIBIT INDEX


                           Exhibits filed herewith.


        Exhibit No.     Description

           11           Statement regarding computation of earnings per share

           27           Financial Data Schedule