Form 10QSB
period 1995-11-30
NEOGEN CORP
filed 1996-01-11
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended:  NOVEMBER 30, 1995

                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                        Commission File Number:  0-17988

                               NEOGEN CORPORATION
       (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                            38-2367843
(State or other jurisdiction of                               (IRS employer
incorporation or organization)                              Identification No.)

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

                      Yes x                         No___

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

                 4,538,960 WERE OUTSTANDING ON JANUARY 1, 1996

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

     Consolidated balance sheets--November 30, 1995 and May 31, 1995.

     Consolidated statements of operations--Three months ended November 30, 1995 and 1994; six months ended November 30, 1995 and 1994.

     Consolidated statements of stockholders' equity--Six months ended November 30, 1995 and 1994.

     Consolidated statements of cash flows--Six months ended November 30, 1995 and 1994.

     Notes to consolidated financial statements--November 30, 1995.

Item 2. Management's Discussion and Analysis of Financial   Condition and
     Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                                       November 30              May 31
                                                                          1995                   1995
                                                                      -----------------------------------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                               $  1,505,078                $  2,237,979
 Net accounts receivable                                               2,055,332                   1,681,200
 Inventories                                                           3,974,539                   3,806,872
 Other current assets                                                    381,530                     355,027
                                                                    ------------                ------------
                 TOTAL CURRENT ASSETS                                  7,916,479                   8,081,078

NET PROPERTY AND EQUIPMENT                                             1,407,146                   1,312,670

INTANGIBLE AND OTHER ASSETS
 Goodwill, net of accumulated amortization                             2,084,802                   1,513,032
 Other assets, net of accumulated
    amortization                                                         622,443                     631,826
                                                                    ------------                ------------

                                                                    $ 12,030,870                $ 11,538,606
                                                                    ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities
  of long-term notes payable-(Note D)                               $  1,438,176                $  1,146,082
 Accounts payable                                                        753,577                     742,652
 Accrued compensation and benefits                                       255,177                     338,407
 Other accrued liabilities                                                60,354                      65,129
                                                                    ------------                ------------
                 TOTAL CURRENT LIABILITIES                             2,507,284                   2,292,270

LONG-TERM NOTES PAYABLE-(NOTE D)                                         314,492                     351,233

OTHER LONG-TERM LIABILITIES                                               58,671                      58,671

STOCKHOLDERS' EQUITY
 Common stock:
  Par value $.16 per share, 10,000,000
  shares authorized, 4,527,960 shares
  issued at November 30, 1995; 4,460,027
  shares issued at May 31, 1995                                          724,473                     713,604
 Additional paid in capital                                           13,637,930                  13,592,684
 Retained-earnings deficit                                            (5,211,980)                 (5,469,856)
                                                                    ------------                ------------
                                                                       9,150,423                   8,836,432
                                                                    ------------                ------------

                                                                    $ 12,030,870                $ 11,538,606
                                                                    ============                ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                             Three Months Ended November 30         Six Months Ended November 30
                                     1995        1994                    1995         1994
                             ------------------------------         ----------------------------
REVENUES
 Sales                          $ 3,198,887     $ 2,849,242          $ 6,046,466       $ 5,418,066
 Contract revenues                   36,228          73,602              114,293           129,447
                                -----------     -----------          -----------       -----------
                                  3,235,115       2,922,844            6,160,759         5,547,513

EXPENSES
 Cost of goods sold               1,374,541       1,285,473            2,556,779         2,341,168
 Sales and marketing                920,955         797,322            1,779,509         1,569,494
 General and adm.                   460,446         404,502              891,743           739,480
 Research and develop.              348,207         281,577              669,542           565,411
                                -----------     -----------          -----------       -----------
                                  3,104,149       2,768,874            5,897,573         5,215,553
                                -----------     -----------          -----------       -----------
 INCOME FROM OPERATIONS             130,966         153,970              263,186           331,960


OTHER INCOME (EXPENSE)
 Interest income                     14,926          21,093               33,317            44,993
 Interest expense                   (39,364)        (25,823)             (75,740)          (32,100)
 Other                               26,710          33,627               50,713            33,627
                                -----------     -----------          -----------       -----------
                                      2,272          28,897                8,290            46,520
                                -----------     -----------          -----------       -----------

 INCOME BEFORE
    INCOME TAXES                    133,238         182,867              271,476           378,480

INCOME TAXES                          6,400           7,200               13,600            14,400
                                -----------     -----------          -----------       -----------

           NET INCOME            $  126,838     $   175,667          $   257,876       $   364,080
                                ===========     ===========          ===========       ===========


 NET INCOME PER
    SHARE (NOTE B)              $      0.03     $      0.04          $      0.06       $      0.08
                                ===========     ===========          ===========       ===========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                         Common Stock
                                   ---------------------         Additional        Retained-
                                    Number                         Paid-In          Earnings
                                   of Shares      Amount           Capital          Deficit
                                   ---------      ------           -------          -------
Balance at June
 1, 1995                          4,460,027     $ 713,604       $ 13,592,684    $  (5,469,856)
 Exercise of warrants                39,933         6,389            118,601
 Exercise of options                 28,000         4,480             51,635
 Note receivable
  related to issuance
  of common stock                                                   (124,990)
 Net income for the
  six months ended
  November 30, 1995
                                                                                      257,876
                                  ---------     ---------       ------------    -------------

Balance at November 30,
  1995                            4,527,960     $ 724,473       $ 13,637,930    $  (5,211,980)
                                  =========     =========       ============    =============


Balance at June 1,
  1994                            4,329,729     $ 692,757       $ 13,108,815    $  (6,148,563)
 Common shares issued
  in connection with
  acquisitions                       55,753         8,920            316,080
 Exercise of warrants                40,020         6,403            121,446
 Exercise of options                 29,325         4,692             37,101
 Net income for the
  six months ended
  November 30, 1994                                                                   364,080
                                  ---------     ---------       ------------    -------------


Balance at November
 30, 1994                         4,454,827     $ 712,772       $ 13,583,442    $  (5,784,483)
                                  =========     =========       ============    ==============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                         Six Months Ended November 30
                                                            1995               1994
                                                        ------------------------------
OPERATING ACTIVITIES:
 Net income                                          $   257,876             $  364,080
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                         264,353                221,035
   Gain on sale of fixed assets                                                 (13,688)
 Changes in operating assets and
  liabilities:
   Accounts receivable                                  (374,132)              (384,795)
   Inventories                                          (135,131)              (756,378)
   Other current assets                                  (26,503)              (117,813)
   Accounts payable                                       10,925                 82,672
   Other accrued expenses                                (88,005)              (268,705)
                                                     -----------             ----------

                               NET CASH USED IN
                           OPERATING ACTIVITIES          (90,617)              (873,592)


INVESTING ACTIVITIES:
 Purchases of property and equipment
  and other assets                                      (273,696)              (111,559)
 Proceeds from sale of fixed assets                                             155,163
 Acquisition of business (Note C)                       (680,056)              (817,957)
                                                     -----------             ----------


                               NET CASH USED IN
                           INVESTING ACTIVITIES         (953,752)              (774,353)

FINANCING ACTIVITIES:
 Proceeds on short-term borrowings                       300,000                621,945
 Proceeds on long-term borrowings                                               400,000
 Payments on long-term borrowings                        (44,647)              (561,413)
 Proceeds from issuance
  of common stock                                         56,115                169,642
                                                     -----------             ----------

                         NET CASH PROVIDED FROM
                          FINANCING ACTIVITIES           311,468                630,174
                                                     -----------             ----------

                               DECREASE IN CASH         (732,901)            (1,017,771)

Cash at beginning of period                            2,237,979              3,006,941
                                                     -----------             ----------

                          CASH AT END OF PERIOD      $ 1,505,078             $1,989,170
                                                     ===========             ==========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1994 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1995 presentation. The results of operations for the six months ended November 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1996. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1995 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

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

NOTE D - NOTES PAYABLE

On August 29, 1995, Neogen and its wholly-owned subsidiary, AMPCOR Diagnostics, Inc. (AMPCOR), signed a new master revolving note payable to Comerica Bank which increased AMPCOR's line of credit facility to $1,000,000 from $600,000. The note bears interest at .75% over the prime rate (9.50% at November 30, 1995) and is collateralized by substantially all assets of Neogen and AMPCOR. Borrowings against AMPCOR's line of credit were $608,946 at November 30, 1995 and $508,946 at May 31, 1995.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1994.

Total revenues for the quarter ended November 30, 1995 were $312,000 or 11% higher than the same quarter in 1994. A 30% increase in sales of predictive and diagnostic products was partially offset by a 15% decline in veterinary instrument sales and lower research revenues in the second quarter.

Of the $517,000 increase in sales of predictive and diagnostic products, $306,000 was the result of a 29% increase in sales of diagnostic test kits to detect harmful mycotoxin residues in the feed, grain, and nut markets. The remaining increase of $211,000 is principally due to a 43% increase in sales of diagnostic kits for the horse racing and pharmacologic markets.

Veterinary instrument sales were down $167,000 in the second quarter, primarily due to depressed cattle prices which have resulted in lower demand for durable veterinary instruments.

Contract revenues decreased $38,000 compared to last year due to the scheduled completion of two research contracts at the beginning of the second quarter. It is common for contract revenues to fluctuate from quarter to quarter and year to year depending on the timing and terms of the contracts.

The increase in cost of goods sold for the second quarter is a direct result of the overall increase in product sales. Expressed as a percentage of revenues, cost of goods sold improved to 42% compared to 44% in the prior year due primarily to a higher mix of predictive and diagnostic products.

Sales and marketing expenses increased $124,000 or 16% in the three months ended November 30, 1995 compared to the same period in 1994. Approximately $67,000 of this increase is related to salary, fringe, travel, printing, advertising, and promotion expenses principally associated with the Company's introduction of new diagnostic kits for the meat and poultry market. Another $42,000 of the increase pertains to similar categories of expense related to introduction of new products to the seafood and equine markets. The remaining increase is primarily due to higher commissions and royalties ($29,000) and promotional programs ($23,000) for sales of mycotoxin diagnostic test kits, offset to a large degree by lower commissions paid on veterinary instrument sales.

General and administrative expenses were $55,000 or 14% higher in the second quarter of 1995 than last year. The primary increases in expense were $35,000 for salaries and fringe costs partially due to new secretarial and accounting personnel as a result of increased business volume; $10,000 for higher costs associated with investor relations, and $10,000 of increased amortization expense as a result of the acquisition of certain assets of International Diagnostic

Systems Corp. (See Note C to Unaudited Consolidated Financial Statements.)

The $67,000 increase in research expense for the second quarter is mostly due to ongoing research programs in two separate areas. The Company incurred $33,000 in higher expense for salaries, fringe, and supplies related to the development of new diagnostic kits and reagents to be sold to the pharmacologic and equine markets. Another $30,000 of the increase was for higher salaries, fringe, and supplies incurred as part of research efforts to develop new diagnostic test kits for the detection of harmful bacteria. Management believes research and development is critical to the Company's future and expects to continue the investment in research during the remaining two quarters of the current fiscal year.

Interest income declined in the second quarter due to lower cash balances available for investment. Interest expense increased as a result of higher rates and increased borrowings compared to the second quarter in 1994.

SIX MONTHS ENDED NOVEMBER 30, 1995 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1994.

Total revenues for the six months ended November 30, 1995 were 11% higher than for the same period in 1994. Sales of predictive and diagnostic products for this period were $874,000 or 24% higher than the prior year. Veterinary instrument sales for the first six months declined $246,000 or 13%.

Of the $874,000 increase in predictive and diagnostic product sales, approximately $185,000 was the result of including a full six months of sales for AMPCOR Diagnostics, Inc. (ADI) in 1995 whereas the first six months in 1994 included only four months of sales for ADI. Sales of diagnostic tests to detect mycotoxins increased $386,000 and the remaining increase for this segment was due to increased sales of diagnostic test kits for the equine and pharmacologic markets.

Cattle prices have declined significantly over the last six months resulting in a lower demand for veterinary instruments including durable syringes, obstetrical products, and balling guns. Management believes targeted promotions for specific instruments, along with the planned introduction of new products, will help increase sales in this segment for the second half of this fiscal year. The decline in sales of veterinary instruments has had very little impact on profitability through the first six months due to cost conservation measures implemented by the Company.

As a percent of revenues, cost of goods sold was 42% for both 1995 and 1994. The overall $216,000 or 1% increase in cost of goods sold is the direct result of increased sales volume for the six months ended November 30, 1995 compared to the same period in 1994.

Sales and marketing expenses increased $210,000 or 13% in the first six months compared to last year. Of this amount, $30,000 was due to six months of operations for ADI this year compared to four months last year. Entry into the meat and poultry market resulted in approximately $115,000 of increased expense spread across a number of categories including salaries, fringe, travel, printing, advertising, and trade shows. Increases in cost for the same expense categories totaled $70,000 related to the introduction of new products for the seafood and equine markets. Neogen intends to expand its sales and marketing activities for predictive and diagnostic products, particularly in the meat and poultry and seafood markets.

Sales and marketing expenses for the feed, grain, and nut markets were up approximately $90,000 during the first six months with most of the increase in the areas of travel ($8,000), advertising and special promotions ($40,000), freight costs ($20,000) and telephone expense ($10,000). Selling expense for veterinary instruments declined $100,000 in the first six months primarily due to lower commission expense.

General and administrative expense for the first six months was $152,000 higher than for the same period last year. A total of $60,000 of the increase was the result of higher costs at ADI due to two extra months of operations in the current year compared to last year. Salaries and fringe expense was approximately $50,000 more than last year with $35,000 of this amount due to new secretarial and accounting personnel as a result of increased business volume. Increases in other expense categories for the first six months included $10,000 for supplies related to increases in overall employment levels and $20,000 of increased amortization expense due to the acquisition of certain assets of International Diagnostic Systems, Corp. (See Note C to Unaudited Consolidated Financial Statements.)

The $104,000 increase in research and development cost is partially due to $44,000 of added expense this year because of an extra two months of operations at ADI compared to last year. The remainder of the increase is the result of higher salaries, fringe, and supplies for research programs to develop new diagnostic test kits for the equine and pharmacologic markets and for the detection of harmful bacteria. Neogen considers investment in research activities critical to the long-term future of the business.

Other income in the first six months declined $38,000 principally due to higher interest expense as a result of higher rates and increased borrowings.

Net income for the first six months declined to $.06 per share compared to $.08 per share last year. Net income for this year has been impacted by the company's ongoing investment in research programs for several new diagnostic tests as well as scale-up in sales and marketing activities for entry into the seafood and meat and poultry markets. The effect of these programs are most evident at Neogen's AMPCOR Diagnostics subsidiary where losses for the second quarter and year-to-date are $.03 per share and $.06 per share, respectively, worse than last year. Management believes this investment is both necessary and worthwhile due to the significant future sales potential that exists in these markets.

FINANCIAL CONDITION AND LIQUIDITY

At November 30, 1995, the Company had $1,505,000 in cash and equivalents, working capital of $5,409,000, and stockholders' equity of $9,150,000. In addition, the Company has bank lines of credit totaling $2,500,000 with $1,359,000 borrowed against these lines as of November 30, 1995. Cash and equivalents declined $734,000 during the first six months primarily as a result of the acquisition of assets of International Diagnostic Systems Corp. (See Note C to Unaudited Consolidated Financial Statements.)

Effective June 15, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. of St. Joseph, Michigan. The purchase price paid was approximately $680,000 in cash.

During the first six months ended November 30, 1995, accounts receivable increased $374,000 with higher balances at all of the Company's operations.
All of the increase occurred in the month of November when Neogen experienced its highest sales month of the year and had fewer working days for collections. Inventories at November 30, 1995 were $168,000 or 4% higher than May 31, 1995 partially due to increased sales volume and partially due to inventory levels for new products introduced during the first six months of the current fiscal year.

The increase in goodwill at November 30 compared to May 31 is the direct result of the acquisition of certain assets of International Diagnostic Systems, Corp.

The decrease in accrued compensation and benefits at November 30 compared to May 31 is due to payment in the first quarter of bonuses and commissions earned and accrued prior to May 31, 1995.

The Company borrowed $300,000 on its bank lines of credit during the first six months primarily to fund working capital needs at ADI and for veterinary instruments. The Company also made scheduled payments on long-term debt totaling $45,000. Neogen expended approximately $274,000 in the first six months for additions to property, equipment, and other assets. At November 30, the Company has no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

During the second quarter, the company received a $125,000 demand note, bearing interest at the rate of 10% per annum, executed in connection with the exercise of warrants to purchase 39,933 shares of the Company's common stock. Neogen expects to collect the note, including interest, during its third fiscal quarter.

Neogen has been profitable for eleven consecutive quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and equivalents at November 30, 1995, along with its available bank lines of credit and expected future increases in product sales, will be sufficient to fund activities for 1996 and 1997. However, cash and equivalents have declined in the last two years as a result of acquisitions made by the Company. In addition, existing cash and equivalents may not be sufficient to meet the Company's longer term cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

         Exhibit 27 - Financial Data Schedule

   (b)   Reports On Form 8-K Filed In Quarterly Period Ended November 30, 1995.

         The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NEOGEN CORPORATION


       January 11, 1996           /s/ James L. Herbert
--------------------------        --------------------------------
Date                              James L. Herbert
                                  President


       January 11, 1996           /s/ Lon M. Bohannon
--------------------------        --------------------------------
Date                              Lon M. Bohannon
                                  Vice President-Chief Financial Officer

                                EXHIBIT INDEX

                           Exhibits Filed Herewith



Exhibit No.                           Description
-----------                           -----------

   11            Statement Regarding Computation Of Earnings Per Share

   27            Financial Data Schedule
