Form 10QSB
period 1996-02-29
NEOGEN CORP
filed 1996-04-12
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended:  FEBRUARY 29, 1996

                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

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

           Yes _x_                       No___

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

                  4,555,460 WERE OUTSTANDING ON APRIL 1, 1996

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

     Consolidated balance sheets--February 29, 1996 and May 31, 1995.

     Consolidated statements of operations--Three months ended February 29, 1996 and 1995; Nine months ended February 29, 1996 and 1995.

     Consolidated statements of stockholders' equity--Nine months ended February 29, 1996 and 1995.

     Consolidated statements of cash flows--Nine months ended February 29, 1996 and 1995.

     Notes to consolidated financial statements--February 29, 1996.

Item 2. Management's Discussion and Analysis of Financial   Condition and
     Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                                       February 29         May 31
                                                                          1996              1995
                                                                    -------------------------------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                               $  2,070,194       $  2,237,979
 Net accounts receivable                                               2,107,127          1,681,200
 Inventories                                                           3,839,248          3,806,872
 Other current assets                                                    316,125            355,027
                                                                    ------------       ------------
                 TOTAL CURRENT ASSETS                                  8,332,694          8,081,078

NET PROPERTY AND EQUIPMENT                                             1,352,226          1,312,670

INTANGIBLE AND OTHER ASSETS - (NOTE C)
 Goodwill, net of accumulated amortization                             2,059,478          1,513,032
 Other assets, net of accumulated
    amortization                                                         594,469            631,826
                                                                    ------------       ------------
                                                                    $ 12,338,867       $ 11,538,606
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities
  of long-term notes payable                                        $  1,393,171       $  1,146,082
 Accounts payable                                                        756,756            742,652
 Accrued compensation and benefits                                       258,995            338,407
 Accrued liabilities                                                     102,467             65,129
                                                                    ------------       ------------
                 TOTAL CURRENT LIABILITIES                             2,511,389          2,292,270

LONG-TERM NOTES PAYABLE-(NOTE D)                                         296,705            351,233

OTHER LONG-TERM LIABILITIES                                               58,671             58,671

STOCKHOLDERS' EQUITY
 Common stock:
  Par value $.16 per share, 10,000,000
  shares authorized, 4,555,460 shares
  issued at February 29, 1996; 4,460,027
  shares issued at May 31, 1995                                          728,873            713,604
 Additional paid in capital                                           13,829,825         13,592,684
 Retained-earnings deficit                                            (5,086,596)        (5,469,856)
                                                                    ------------       ------------
                                                                       9,472,102          8,836,432
                                                                    ------------       ------------
                                                                    $ 12,338,867       $ 11,538,606
                                                                    ============       ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                             Three Months Ended February 29      Nine Months Ended February 29
                                    1996           1995              1996             1995
                             -------------------------------     -----------------------------
REVENUES
 Sales                            $ 3,306,602   $ 2,908,001      $ 9,353,068      $ 8,326,067
 Contract revenues                     23,473       111,633          137,766          241,080
                                  -----------   -----------      -----------      -----------
                                    3,330,075     3,019,634        9,490,834        8,567,147

EXPENSES
 Cost of goods sold                 1,621,178     1,436,169        4,177,957        3,777,337
 Sales and marketing                  856,802       838,117        2,636,311        2,407,611
 General and adm.                     444,273       397,888        1,343,566        1,137,368
 Research and develop.                269,531       288,359          939,073          853,770
                                  -----------   -----------      -----------      -----------
                                    3,191,784     2,960,533        9,096,907        8,176,086
                                  -----------   -----------      -----------      -----------
 INCOME FROM OPERATIONS               138,291        59,101          393,927          391,061


OTHER INCOME (EXPENSE)
 Interest income                       19,241        22,797           52,558           67,790
 Interest expense                     (40,926)      (31,783)        (116,666)         (64,883)
 Other                                 21,576        36,704           79,841           70,331
                                  -----------   -----------      -----------      -----------
                                         (109)       27,718           15,733           74,238
                                  -----------   -----------      -----------      -----------

 INCOME BEFORE
    INCOME TAXES                      138,182        86,819          409,660          466,299

INCOME TAXES                           12,800         5,700           26,400           20,100
                                  -----------   -----------      -----------      -----------

           NET INCOME             $  125,382    $    81,119      $   383,260      $   445,199
                                  ==========    ===========      ===========      ===========


 NET INCOME PER
    SHARE (NOTE B)                $     0.03    $      0.02      $      0.08      $      0.10
                                  ==========    ===========      ===========      ===========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                      Common Stock
                                  ----------------------          Additional             Retained-
                                     Number                         Paid-In               Earnings
                                   of Shares      Amount            Capital                Deficit
                                  ----------      ------            -------                -------
Balance at June
 1, 1995                          4,460,027     $ 713,604        $ 13,592,684         $  (5,469,856)
 Exercise of warrants                39,933         6,389             118,601
 Exercise of options                 55,500         8,880             118,540
 Net income for the
  nine months ended
  February 29, 1996
                                                                                            383,260
                                  ---------     ---------        ------------         -------------

Balance at February 29,
  1996                            4,555,460     $ 728,873        $ 13,829,825         $  (5,086,596)
                                  =========     =========        ============         =============


Balance at June 1,
  1994                            4,329,729     $ 692,757        $ 13,108,815         $  (6,148,563)
 Common shares issued
  in connection with
  acquisitions                       55,753         8,920             316,080
 Exercise of warrants                40,020         6,403             121,446
 Exercise of options                 29,525         4,724              37,557
 Net income for the
  nine months ended
  February 28, 1995
                                                                                            445,199
                                  ---------     ---------        ------------         -------------

Balance at February
 28, 1995                         4,455,027     $ 712,804        $ 13,583,898         $  (5,703,364)
                                  =========     =========        ============         =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                 Nine Months Ended February 29
                                                                  1996                  1995
                                                             -----------------------------------
OPERATING ACTIVITIES:
 Net income                                                  $   383,260             $  445,199
 Adjustments to reconcile net income to
  net cash provided from (used in)
  operating activities:
   Depreciation and amortization                                 407,492                351,364
   Gain on sale of fixed assets                                        0                (13,857)
 Changes in operating assets and
  liabilities:
   Accounts receivable                                          (425,927)              (618,528)
   Inventories                                                       160               (724,947)
   Other current assets                                           38,902                (63,012)
   Accounts payable                                               14,104                 29,972
   Other accrued expenses                                         42,296               (185,816)
                                                             -----------           ------------

                         NET CASH PROVIDED FROM
                   (USED IN) OPERATING ACTIVITIES                460,287               (779,625)


INVESTING ACTIVITIES:
 Purchases of property and equipment
  and other assets                                              (392,988)              (465,335)
 Proceeds from sale of fixed assets                                    0                155,332
 Acquisition of business (Note C)                               (680,056)              (817,957)
                                                             -----------           ------------

                              NET CASH USED IN
                          INVESTING ACTIVITIES                (1,073,044)            (1,127,960)

FINANCING ACTIVITIES:
 Proceeds on short-term borrowings                               260,000                821,945
 Proceeds on long-term borrowings                                      0                400,000
 Payments on long-term borrowings                                (67,439)              (587,351)
 Proceeds from issuance
  of common stock                                                252,411                170,130
                                                             -----------           ------------

                        NET CASH PROVIDED FROM
                         FINANCING ACTIVITIES                    444,972                804,724
                                                             -----------           ------------

                              DECREASE IN CASH                  (167,785)            (1,102,861)


Cash and equivalents
 at beginning of period                                        2,237,979              3,006,941
                                                             -----------           ------------

         CASH AND EQUIVALENTS
                 AT END OF PERIOD                            $ 2,070,194           $  1,904,080
                                                             ===========           ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1996 presentation. The results of operations for the nine months ended February 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1996. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1995 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1995.

NOTE B - NET INCOME PER SHARE

The net income per share amounts for 1996 and 1995 are based on the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations.

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

NOTE D - NOTES PAYABLE

On August 29, 1995, Neogen and its wholly-owned subsidiary, AMPCOR Diagnostics, Inc. (AMPCOR), signed a new master revolving note payable to Comerica Bank which increased AMPCOR's line of credit facility to $1,000,000 from $600,000. The note bears interest at .75% over the prime rate (9.00% at February 29, 1996) and is collateralized by substantially all assets of Neogen and AMPCOR. Borrowings against AMPCOR's line of credit were $608,946 at February 29, 1996 and $508,946 at May 31, 1995.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1995.

Total revenues for the quarter ended February 29, 1996 were $311,000 or 10% higher than the same quarter in 1995. A 24% increase in sales of predictive and diagnostic products was partially offset by a 2% decline in veterinary instrument sales and lower research revenues in the third quarter.

Of the $426,000 increase in sales of predictive and diagnostic products, $135,000 was the result of a 14% increase in sales of diagnostic test kits to detect harmful mycotoxin residues in the feed, grain, and nut markets. The remaining increase of $291,000 is principally due to a 84% increase in equine related sales.

Veterinary instrument sales were down $27,000 in the third quarter, primarily due to depressed cattle prices which have resulted in lower demand for durable veterinary instruments.

Contract revenues decreased $88,000 compared to last year due to the scheduled completion of two research contracts earlier in the year. It is common for contract revenues to fluctuate from quarter to quarter and year to year depending on the timing and terms of the contracts.

The increase in cost of goods sold for the third quarter is a direct result of the overall increase in product sales. Expressed as a percentage of revenues, cost of goods sold increased to 49% compared to 48% in the prior year due primarily to a higher mix of veterinary instrument products.

Sales and marketing expenses increased $18,000 or 2% in the three months ended February 29, 1996 compared to the same period in 1995. A $47,000 decrease in veterinary instrument marketing and selling expenses was largely offset by a $27,000 increase in expenses related to salary, fringe, travel, printing, advertising, and promotion expenses principally associated with the Company's introduction of new diagnostic kits for the meat and poultry market. Another $30,000 increase pertains to similar categories of expense related to introduction of new products to the seafood and equine markets. The remaining increase is primarily due to higher expenses related to promotional programs ($8,000) for sales of mycotoxin diagnostic test kits.

General and administrative expenses were $47,000 or 12% higher in the third quarter of 1996 than last year. The primary increases in expense were $32,000 for salaries and fringe costs partially due to new secretarial and accounting personnel as a result of increased business volume; $5,000 for higher costs associated with investor relations, and $10,000 of increased amortization expense as a result of the acquisition of certain assets of International Diagnostic Systems Corp. (See Note C to Unaudited Consolidated Financial Statements.)

The $19,000 decrease in research expense for the third quarter was primarily due to $46,000 in decreases resulting from the scheduled conclusion of two research projects but was offset by a $21,000 increase in internally financed research including expense for salaries, fringe, and supplies related to the development of new diagnostic kits and reagents to be sold to the pharmacologic and equine markets. The remaining decrease in research expense resulted from a scheduled $7,000 decrease in salaries, fringe, and supplies related to predictive instrument development. Management believes research and development is critical to the Company's future and expects to continue the investment in research during the remaining quarter of the current fiscal year.

Interest income declined in the third quarter due to lower interest rates available on investments. Interest expense increased as a result of increased borrowings compared to the third quarter in 1995.

NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1995.

Total revenues for the nine months ended February 29, 1996 were 11% higher than for the same period in 1995. Sales of predictive and diagnostic products for this period were $1,300,000 or 25% higher than the prior year. Veterinary instrument sales for the first nine months declined $273,000 or 9%.

Of the $1,300,000 increase in predictive and diagnostic product sales, approximately $185,000 was the result of including a full nine months of sales for AMPCOR Diagnostics, Inc. (ADI) in 1996 whereas the first nine months in 1995 included only seven months of sales for ADI. Sales of diagnostic tests to detect mycotoxins increased $549,000 and the remaining increase for this segment was due to increased sales of diagnostic test kits for the equine and pharmacologic markets.

Cattle prices have declined significantly over the last nine months resulting in a lower demand for veterinary instruments including durable syringes, obstetrical products, and balling guns.

As a percent of revenues, cost of goods sold was 44% for both 1996 and 1995. The overall $400,000 or 10% increase in cost of goods sold was the direct result of increased sales volume for the nine months ended February 29, 1996 compared to the same period in 1995.

Sales and marketing expenses increased $229,000 or 9% in the first nine months compared to last year. Of this amount, $30,000 was due to nine months of operations for ADI this year compared to seven months last year. Entry into the meat and poultry market resulted in approximately $121,000 of increased expense spread across a number of categories including salaries, fringe, travel, printing, advertising, and trade shows. Increases in cost for the same expense categories totaled $102,000 related to the introduction of new products for the seafood and equine markets. Neogen intends to expand its sales and marketing activities for predictive and diagnostic products, particularly in the meat and poultry and seafood markets.

Sales and marketing expenses for the feed, grain, and nut markets were up approximately $121,000 during the first nine months with most of the increase in the areas of royalties ($16,000), travel ($6,000), advertising and special promotions ($54,000), freight costs ($10,000) and telephone expense ($12,000). Selling expense for veterinary instruments declined $130,000 in the first nine months primarily due to lower commission expense.

General and administrative expense for the first nine months was $206,000 higher than for the same period last year. A total of $60,000 of the increase was the result of higher costs at ADI due to two extra months of operations in the current year compared to last year. Salaries and fringe expense was approximately $90,000 more than last year with $50,000 of this amount due to new secretarial and accounting personnel as a result of increased business volume. Increases in other expense categories for the first nine months included $15,000 for supplies related to increases in overall employment levels and $30,000 of increased amortization expense due to the acquisition of certain assets of International Diagnostic Systems, Corp. (See Note C to Unaudited Consolidated Financial Statements.)

The $85,000 increase in research and development cost is partially due to $44,000 of added expense this year because of an extra two months of operations at ADI compared to last year. The remainder of the increase is the result of higher salaries, fringe, and supplies for research programs to develop new diagnostic test kits for the equine and pharmacologic markets and for the detection of harmful bacteria. Neogen considers investment in research activities critical to the long-term future of the business.

Other income in the first nine months declined $66,000 principally due to higher interest expense as a result of higher rates and increased borrowings.

Net income for the first nine months declined to $.08 per share compared to $.10 per share last year. Net income for this year has been impacted by the company's ongoing investment in research programs for several new diagnostic tests along with costs incurred in sales and marketing activities for entry into the seafood and meat and poultry markets. The effect of these programs are most evident at Neogen's AMPCOR Diagnostics subsidiary where losses for the third quarter and year-to-date are $.02 per share and $.07 per share, respectively, worse than last year. Management believes this investment is both necessary and worthwhile due to the significant future sales potential that exists in these markets.

FINANCIAL CONDITION AND LIQUIDITY

At February 29, 1996, the Company had $2,070,000 in cash and equivalents, working capital of $5,821,000 and stockholders' equity of $9,472,000. In addition, the Company has bank lines of credit totaling $2,500,000 with $1,319,000 borrowed against these lines as of February 29, 1996. Cash and equivalents declined $168,000 during the first nine months primarily as a result of the acquisition of assets of International Diagnostic Systems Corp. (See Note C to Unaudited Consolidated Financial Statements.)

Effective June 15, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. of St. Joseph, Michigan. The purchase price paid was approximately $680,000 in cash.

During the first nine months ended February 29, 1996, accounts receivable increased $426,000 with higher balances at all of the Company's operations. Inventories at February 28, 1996 were $32,000 or 1% higher than May 31, 1995 due to the acquisition of inventory of International Diagnostic Systems Corp. (See Note C to Unaudited Consolidated Financial Statements).

The increase in goodwill at February 29 compared to May 31 is the direct result of the acquisition of certain assets of International Diagnostic Systems, Corp.

The decrease in accrued compensation and benefits at February 29 compared to May 31 is due to payment in the first quarter of bonuses and commissions earned and accrued prior to May 31, 1995.

The Company borrowed $260,000 on its bank lines of credit during the first nine months primarily to fund working capital needs at ADI and for veterinary instruments. The Company also made scheduled payments on long-term debt totaling $67,000. Neogen expended approximately $393,000 in the first nine months for additions to property, equipment, and other assets. At February 29, the Company has no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

During the second quarter, the company received a $125,000 demand note, bearing interest at the rate of 10% per annum, executed in connection with the exercise of warrants to purchase 39,933 shares of the Company's common stock. Neogen collected the note, including interest, during its third fiscal quarter.

Neogen has been profitable for twelve consecutive quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and equivalents at February 29, 1996, along with its available bank lines of credit and expected future increases in product sales, will be sufficient to fund activities for 1996 and 1997. However, cash and equivalents have declined in the last two years as a result of acquisitions made by the Company. In addition, existing cash and equivalents may not be sufficient to meet the Company's longer term cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

         Exhibit 27 - Financial Data Schedule

   (b)   Reports On Form 8-K Filed In Quarterly Period Ended February
         29, 1996.

         The Company did not file any reports on Form 8-K in the quarterly period ended February 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEOGEN CORPORATION


April 12, 1996                     /s/ James L. Herbert
- -------------------------          --------------------------------
Date                               James L. Herbert
                                   President


April 12, 1996                     /s/ Lon M. Bohannon
- -------------------------          --------------------------------
Date                               Lon M. Bohannon
                                   Vice President-Chief Financial
                                   Officer

                                 EXHIBIT INDEX

                            Exhibits Filed Herewith


Exhibit No.                       Description
- -----------                       -----------
   11            Statement Regarding Computation Of Earnings Per Share

   27            Financial Data Schedule