Form 10KSB
period 1996-05-31
NEOGEN CORP
filed 1996-08-26
CIK 711377

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For fiscal year ended MAY 31, 1996
                                       OR
- ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________.

                        Commission File Number:  0-17988

                               NEOGEN CORPORATION
                 (Name of small business issuer in its charter)

          MICHIGAN                                            38-2367843
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No. )

       620 LESHER PLACE, LANSING, MICHIGAN                         48912
       -----------------------------------                         -----
     (Address of principal executive offices)                    (Zip Code)

                                517/372-9200
                       (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:  NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.16 PAR VALUE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
    YES  X   NO
        ---     ---

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The issuer's revenue for its most recent fiscal year was $12,490,411

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 1996 was $21,781,613 based on the closing price in the over-the-counter market as reported by NASDAQ National Market System.


                   THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS


         As of August 12, 1996, registrant had outstanding 4,598,042 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 10, 1996 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Neogen Corporation ("Neogen" or the "Company") develops, manufactures, and markets products used to control residues or improve quality for the agriculture, pharmacologics, food, and environmental industries. The Company's products are used by agricultural producers, food processors, laboratories, and major pharmaceutical companies.

The Company has two primary industry segments through which it conducts its business. Neogen's diagnostics products include test kits to detect harmful, natural toxins, pesticides, and microorganisms. These products also include test kits for detection of drugs of abuse in race horses and test kits used in research by universities and pharmaceutical companies. Test kits to detect plant diseases in ornamental plants, turf grasses, and horticulture crops are also part of the diagnostics product line.

The Ideal Instrument line of veterinary instruments is aimed principally at more precise and accurate delivery of animal health products such as antibiotics and vaccines. This permits the reduction of potential residues in meat and milk, while improving animal production efficiency.

Neogen was formed as a Michigan corporation in June, 1981 and actual operations began in 1982. The Company's principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595 and its telephone number is (517) 372-9200.

BACKGROUND

Due to growing concern related to the presence of harmful residues and microorganisms in food or the environment and their potential health risks, food producers, processors, pharmaceutical and chemical companies, research institutions, and regulatory agencies are all experiencing increased pressures to find more efficient testing and monitoring programs. The Company's strategy is based on its belief that there will be a continued increase in demand for effective tools to better manage the use of biological products and to detect harmful residues and microorganisms when present in food, animal feeds, and the environment.

The Company has developed or acquired a number of products that it is currently manufacturing and marketing. Additional products are under development and others are planned. The Company believes its growth will be derived from increased sales of its existing products, from sales of new products developed internally, from sales of products developed by other firms that fit into the Company's specific marketing niches, from joint research and development programs with major chemical and pharmaceutical firms, and from the acquisition of companies or product lines of certain companies. In all cases, Neogen plans to adhere to its strategy and target its growth with products that utilize its existing manufacturing base or that will be marketed to its existing customer base.

RECENT DEVELOPMENTS

On June 21, 1996, the Company announced a restructuring program for certain operating divisions. The restructuring program is designed to better position Neogen over the long term to compete more efficiently and increase market share. As part of the restructuring plan, the Company decided to discontinue the electronic instrument operations and will implement a reorganization of sales and marketing activities related to veterinary instruments.

The restructuring plan resulted in charges of $695,500 or $.15 per share recorded in the fourth quarter of the fiscal year ended May 31, 1996. The Company recorded liabilities of $217,794 at May 31 1996 pertaining to the restructuring plan. The majority of these liabilities are expected to be paid or settled in fiscal year 1997 as various aspects of the restructuring are implemented.

Neogen will benefit from the restructuring in several ways. Discontinuing the electronic instrument operations should benefit future earnings since this product line has been generating losses for several years. In addition, elimination of this product line enables Neogen to redirect manpower and financial resources to its more profitable, and faster growing, diagnostics business. Further, restructuring the sales organization for veterinary instruments at Neogen's corporate headquarters improves efficiencies and allows the Company to take advantage of certain economies of scale.

The Company is reorganizing its sales and marketing efforts for veterinary instruments as part of the Company's announced restructuring program. In connection with this reorganization, a reserve was established in the fourth quarter of fiscal 1996 to cover the estimated cost of terminating a marketing agency agreement with an outside firm that began representing the Company's veterinary instrument product line in the U.S. and Canada on June 1, 1994. In March, 1996, Neogen notified the outside firm that it was terminating the marketing agency agreement effective June 30, 1996

In June, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. of St. Joseph, Michigan. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory and technology for 35 different diagnostic tests used to detect drugs of abuse in animals, was moved to the Company's ELISA Technologies division in Lexington, Kentucky.

The purchase price included initial consideration of approximately $680,000 in cash. The purchase agreement also provided for contingent consideration based on sales performance for the twelve month period ended June 14, 1996 which resulted in a second and final cash payment of approximately $53,000 made in July, 1996.

This acquisition, while not significant to the overall operations of Neogen, has been fully absorbed into the Company's Lexington, Kentucky operations and is contributing positive sales and earnings for that division.

Effective August 1, 1994, the Company acquired substantially all of the assets of AMPCOR, Inc. (AMPCOR). Located in Bridgeport, New Jersey, AMPCOR markets diagnostic tests primarily for the food, agriculture, and human clinical markets.

AMPCOR's sales and bottom line performance since acquisition have consistently fallen below management's expectations. During fiscal 1996, AMPCOR's sales increased 37%, but losses for this subsidiary were approximately $595,000 or $.13 per share. The Company has increased spending on research and development and sales and marketing programs at AMPCOR in response to opportunities that are developing in the seafood, meat and poultry, and feed and grain markets. Neogen expects to continue to invest resources in these areas during the next twelve months. Consequently, management would not expect AMPCOR to generate operating profits before the third or fourth quarter of fiscal 1997.

Management believes that significant and growing markets exist for diagnostic tests for the detection of pathogenic bacteria such as E. Coli and Salmonella. The Company acquired the assets of AMPCOR because it has developed and markets tests for E. Coli, Salmonella, and other bacteria. In addition, management believes that the format utilized in AMPCOR's products can be adapted for other of the Company's diagnostic test kits.

PRODUCTS

DIAGNOSTIC TEST KITS - NATURAL TOXINS AND PESTICIDES

Marketed under the names Agri-Screen(R) and Veratox(R), the Company produces and sells a variety of antibody-based enzyme immunoassay test kits used to detect harmful residues in food and animal feed products. Agri-Screen kits are used to screen for the presence of toxins or chemicals and provide nonquantitative results while Veratox kits are used to provide exact quantitative results of residue levels. Both products are designed and marketed for use by food processors and agricultural firms to ensure their products are safe for human or animal consumption. The test kits are used by agricultural firms to determine whether animal feeds contain certain toxins that might cause sickness, infertility, or death to farm animals. The tests are also used by cereal, snack food, flour, and nut processors as well as pet food manufacturers and major breweries to detect harmful mycotoxins.

The immunoassay diagnostic tests produced by Neogen are generally accurate to the parts per billion level, can be conducted in 10-30 minutes, and are available to the end user at prices ranging from $4 to $10 per test. The company currently manufactures and markets tests for aflatoxin, zearalenone, T-2 toxin, M-1 toxin, vomitoxin, fumonisin, and ochratoxin.

The Company's Agri-Screen Ticket(TM) is an accurate, easy-to-use, and economical test that detects the presence of approximately 50 of the world's most widely used insecticides. The broad screen test can be conducted in as little as three minutes at a cost to the user of approximately $5. The Ticket has many different applications in testing water, air, soil, and food products.

DIAGNOSTIC TEST KITS - PLANT DISEASES

Marketed under the name Alert(R), the Company manufactures and markets several immunoassay test kits used to identify fungal diseases before symptoms appear in turf grass, ornamental plants, potatoes and other crops. The tests are used by golf courses, farmers, greenhouse technicians, and nursery managers providing an important management tool for early detection of disease and enabling more judicious application of fungicides.

The diagnostic tests produced by the Company are used to screen for the presence of disease, are simple to operate, and can be conducted in 10 minutes. The Company also sells a hand-held reader, the AgriMeter(TM), which can be used with the diagnostic test to provide more specific quantitative results. Currently, the Company markets test kits for sclerotina, pythium, phytophthora, rhizoctonia, and xanthomonas. Prices to the end user for these tests range from $10 to $20 per test.

DIAGNOSTIC TESTS - MICROORGANISMS

AMPCOR Diagnostics, Inc. a wholly-owned subsidiary of Neogen, manufactures a line of diagnostic test kits used to detect harmful microorganisms. Marketed under the name Reveal(R), the simple-to-use, one-step tests are used to rapidly screen for harmful bacteria that cause foodborne illnesses. The one-step design combines the technology of chromatography with the sensitivity and selectivity of a sandwich- type immunoassay.

The test, itself, takes approximately 15 minutes to run following a standard sample enrichment period and is available to the end-user at prices ranging from $5 to $10 per test. Currently, the Company manufactures and markets tests for Salmonella and E. coli 0157:H7 to a variety of customers in the food and grain, meat and poultry, and seafood industries. Under development are tests for Campylobacter, Shigella, and Listeria which will be sold to the same general customer base.

AMPCOR also markets a unique resuscitation media called Revive(R). This product, available exclusively from AMPCOR, is used to speed up the standard sample enrichment incubation period reducing significantly the overall time necessary to test.

PHARMACOLOGICAL AND DRUGS OF ABUSE DIAGNOSTICS

ELISA Technologies, operating in Lexington, Kentucky as a division of Neogen Corporation, currently markets over 50 high-sensitivity immunoassay test kits for the detection of drugs abused in horse and greyhound racing. Included are tests for narcotic analgesics, stimulants, depressants, tranquilizers, local anesthetics, anabolic steroids, diuretics, and other drugs of abuse.

ELISA Technologies markets a second line of products used for the detection of biologically active substances in humans. These products are sold to universities and pharmaceutical companies for research purposes. Among these products are tests for cyclic nucleotides, hormones, leukotrienes, prostaglandins, steroids, and thromboxanes. This division also markets K-Blue(R) and K-Gold, one-step substrates sold to other diagnostic test manufacturers to replace two-step substrates.

The tests manufactured by ELISA Technologies generally take between 30 minutes and one hour to run and cost between $1 and $5 per test. They are used by worldwide racing commissions and private testing laboratories as well as universities and private or public companies.

Neogen also markets through ELISA Technologies a Bot Tox-B vaccine for Equine Botulism, or Shaker Foal Syndrome. The vaccine is produced under contract for Neogen and is the only United States Department of Agriculture-approved vaccine for this disease. It is used by many owners of valuable eventing horses primarily in the eastern United States.

Because of its presence in the equine industry, ELISA Technologies also sells a line of products used in topical therapy for horses. These products, including shampoos, conditioners, and therapeutic lotions, come in a variety of sizes and prices and are sold through dealers and distributors primarily to owners of high value horses.

OTHER DIAGNOSTIC TESTS

As part of Neogen's purchase of AMPCOR, Inc., the Company acquired a line of diagnostic tests sold primarily to clinical laboratories. Currently, AMPCOR manufactures approximately 15 different tests in formats ranging from one-step immunoassays to two-step dipstick methods to "Direct Latex Agglutination" tests. The tests generally take less than 20 minutes to run and several require a 24-hour incubated enrichment culture prior to running of the test. They are sold at prices ranging from $.05 to $2.00 per test.

Neogen does not intend to allocate significant resources to this group of products. However, the Company is pursuing alliances with major human health distributors to obtain approvals which would allow for the sale of certain bacteria tests, including E. coli, Salmonella, Campylobacter, and Shigella to the human clinical market.

The Company has also developed a diagnostic test to be used for general quality assurance. The test is used by the seafood industry to detect the presence of histamine, a naturally-occurring substance associated with fish decomposition. The test format is similar to that used by the Alert products and incorporates the use of an AgriMeter to provide fast, easy-to-read results. The test sells for approximately $8.00 and provides the user with results in 20-30 minutes.

VETERINARY INSTRUMENTS

Through its wholly-owned subsidiary Ideal Instruments, Inc. ("Ideal"), Neogen markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 250 different products, over half of which are instruments used to deliver animal health products such as antibiotics and vaccines. Most of the remaining instruments are used in obstetrics and surgery. Included among these products is a line of disposable syringes and needles presently custom manufactured and imported by Ideal.

The veterinary instruments product line is designed to provide better control of animal health products, thereby reducing the likelihood of antibiotic and pharmaceutical residues contaminating meat or milk products. At the same time, the use of quality, high precision delivery instruments helps producers improve efficiency.

CORPORATE AGREEMENTS

Neogen believes that entering into business relationships with large, multi-national firms is an effective way to develop new products and enhance sales distribution. Neogen currently has development and manufacturing contracts with Pfizer and Mallinckrodt.

The Pfizer agreement establishes a joint effort to develop new tests for Pfizer animal health products. Under terms of the agreement, Neogen manufactures the tests and Pfizer handles distribution.

The Mallinckrodt agreement provides for Neogen's subsidiary, Ideal Instruments, Inc., to be the exclusive manufacturer of a patented instrument used for the precise delivery of sustained release animal health products. Mallinckrodt has issued an initial production order to Ideal for 5,000 units. Ideal delivered 1,000 units against this order during fiscal 1996 and will deliver the balance of this order in fiscal 1997.

RESEARCH AND DEVELOPMENT

Neogen is committed to maintaining an aggressive program of new product development and existing product enhancement. The Company has 17 employees who are principally involved in research and development of new products and the improvement of existing products. This staff has professional training in immunology, chemistry, engineering, and microbiology.

Currently the Company has ongoing development projects for new immunoassay diagnostic tests for food safety, the environment, and for the pharmacologics market. In addition, the Company has development projects underway for new or improved veterinary instruments.

During 1996, the Company completed work on a Phase II grant from the U.S. Department of Agriculture for the development of a time-temperature history sensor. Instability of one component in the color system and poor precision prevented the Company from developing a commercially viable product. However, the USDA agreed to a minor change in scope for the unexpended funds in this grant to provide for development of a simulated ground beef patty. This simple device, if perfected, could be used for accurate assessment or monitoring of a fast-food restaurant's cooking process and equipment. Research on this project is expected to continue throughout fiscal year 1997.

The Company has entered into a Cooperative Research and Development Agreement with the Agriculture Research Service of the U.S. Department of Agriculture. The agreement provides for the joint development of immunoassay diagnostic tests to detect residue levels of certain coccidiostats in meats, poultry, dairy products, and animal feeds. The Company estimates that several diagnostic tests may be developed under this agreement over the next several years.

During 1996, the Company completed work on two separate contracts with the U.S. Department of Agriculture. One contract resulted in development of a prototype rapid screening test to determine if ground beef and poultry products were cooked to the proper temperature to destroy foodborne microorganisms. Research work toward development of a commercial test kit will not commence unless additional funding is made available to the Company.

Completion of the second USDA contract resulted in the successful development of amplification methods to enable the detection of certain bacteria in less time than currently necessary utilizing traditional test systems. The Company's AMPCOR Diagnostics subsidiary is currently marketing an E. coli 0157:H7 test system and a salmonella test system utilizing the technology developed from this contract.

Since its inception, Neogen has identified a substantial amount of applied research in its area of interest at universities that has been developed by researchers. Neogen has worked with over 45 scientific collaborators associated with 17 academic institutions.

The Company utilizes these relationships in three strategic ways: (i) the technology is transferred from the scientist or university to Neogen for the completion of development from the precursor findings or laboratory prototypes;
(ii) the Company seeks out and contracts with university researchers to aid its own staff in a part of the development activities for products previously identified by Neogen; and (iii) new products developed by the Company are tested in laboratories on a widespread geographic basis prior to the products' market release.

The Company believes its research strategy has enabled it to produce better products, faster, and more cost effectively than if the research, development, and testing were done exclusively by Neogen employees in Company facilities.

In the fiscal years ended May 31, 1996 and 1995, the Company expended approximately $1,238,000 and $1,136,000 respectively, for research and development-related expenses. The Company expects to actively recruit additional research personnel in 1997 to support new and ongoing research projects. As a result, research expenses are expected to increase by approximately 11% in 1997.

Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal years 1996 and 1995, royalty payments under these agreements amounted to $579,045 and $521,690 respectively.

SALES AND MARKETING

The Company markets its products through a multi-level sales and distribution system. The Company has had good success utilizing sales personnel who spend approximately 70% of their time selling the Company's products via telephone directly to end users. This group also supports domestic and international distributors and spends approximately 30% of their time calling directly on large customers in the field. The Company supports its distributors, sales agents, and direct sales activities with a group of support personnel involved in order entry, advertising, and customer/technical service.

The Company employs 45 people for its sales and marketing activities. Of this number, 33 are located in the Company's corporate headquarters, 9 are at ELISA Technologies in Lexington, 2 are at AMPCOR Diagnostics in New Jersey, and 1 is located in the south-eastern region of the United States. Compensation for these employees is generally based on a combination of base pay and commissions designed to provide higher compensation for achievement of higher sales.

Most of the Company's sales and marketing activities are concentrated in the United States, Canada, Central America, South America, Europe, and the Far East. Management believes significant opportunities are available to the Company in export markets. The Company currently works through several distributors for its diagnostic product lines in areas outside the United States. The Company has approximately 25 distributors for its veterinary instruments outside the United States.

During the year ended May 31, 1996, the Company had in excess of 1,000 customers for its products. Since many of these customers are distributors, the total number of end users of Neogen's various products is considerably larger. Export sales in 1996 amounted to 21% of consolidated sales and no single distributor or other customer accounted for more than 10 percent of the Company's revenues in fiscal years 1996 or 1995.

MANUFACTURING

The Company manufactures its products in Lansing, Michigan, Lexington, Kentucky, Bridgeport, New Jersey, and Schiller Park, Illinois. There are currently 69 full-time employees assigned to manufacturing in these four locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. The Company believes it could double its current output of its existing product lines using the current space available with minimal amounts of additional capital equipment.

The Company's Schiller Park, Illinois facility, which is used primarily to manufacture the Ideal veterinary instruments line, is a complete metal working operation with equipment that allows Ideal to go from raw materials, such as brass rod and tubing, to finished instruments with skin-wrapped merchandisable packaging.

The Lexington, Kentucky facility is devoted exclusively to the manufacture of pharmacological diagnostic test kits, test kits for drug residues, and related products marketed by ELISA Technologies. Proprietary antibodies for some of these diagnostic kits were produced at the University of Kentucky under a license and supply agreement. All other manufacturing operations, including preparation of other reagents, quality assurance, and final kit assembly, are performed by ELISA Technologies personnel in the Lexington facilities.

The Bridgeport, New Jersey facility manufactures all of the Company's one-step diagnostic tests for the detection of microorganisms as well as test kits sold into the human clinical laboratory market. Proprietary monoclonal and polyclonal antibodies are produced as needed in laboratories at the New Jersey operations. Additional laboratory personnel prepare reagents and perform quality assurance functions. Final kit assembly, packaging, and shipping are all performed in specific designated areas within the New Jersey facility. The manufacture of the one-step diagnostic tests requires the use of several custom-designed machines which enable manufacturing personnel to achieve high volume output on a per hour basis.

Manufacturing diagnostic tests for natural toxins, pesticides, and plant disease diagnostic tests takes place at the Company's corporate headquarters in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for the Company's diagnostic kits are produced on a regular schedule in the Company's immunology laboratories in Lansing. Other reagents are similarly prepared by the chemistry group. These component parts are then transferred to another section in the same building, where final kit assembly and quality assurance are conducted, and shipping takes place.

The Company purchases component parts and raw materials from over 200 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for all of its components and raw materials.

Shipments of diagnostic test kits and veterinary instrument products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, the Company does not maintain a large backlog of unshipped orders.

COMPETITION

The Company knows of no competitor pursuing the Company's fundamental strategy of developing and marketing products to monitor and control residues affecting agriculture, pharmacologics, food safety, and the environment. However, the Company does have competitors for each of its primary product lines.

Management has identified four competitors of significance in the diagnostic test kit product line for natural toxins and pesticides, two primary competitors in the pharmacological diagnostics product line, three primary competitors in the diagnostic test kit product line for microorganisms, and four competitors of significance for the Ideal veterinary instrument product line. The Company does not believe there is a dominant competitor in any market where its products compete.

The principal methods of competition for veterinary instruments are price, product quality, and customer service. The principal methods of competition for the Company's diagnostic tests include these same three factors as well as factors commonly associated with new technology such as convenience, ease of use, and comparative advantages to existing technology employed. The Company is not aware of any factors within its product lines that might place the Company in a negative competitive position and believes that it competes favorably in all of the aforementioned areas relative to its competitors.

The Company does anticipate that the overall intensity of competition and number of competitors will increase as the markets for its products grow and expand. Management believes that the synergism of its products and common markets will enable the Company to meet this increased competition.

PROPRIETARY PROTECTION AND APPROVALS

Neogen applies for patents and trademarks whenever appropriate. Since its inception, the Company has acquired and received 45 patents, trademarks, and registered copyrights and applied for 5 additional patents, trademarks, and copyrights. The patents expire at various times over the next 20 years.

Neogen is not presently aware of any dispute as to its proprietary rights to its products which poses a significant threat to its operations and management believes that the Company has adequate protection as to proprietary rights for its products. However, the Company is aware that substantial research in agricultural biotechnology has taken place at universities, governmental agencies, and other companies throughout the world and that numerous patent applications have been filed and that numerous patents have been issued. In addition, patent litigation (none involving the Company or its products) currently exists with respect to fundamental agricultural biotechnology and biochemistry. Accordingly, there can be no assurance that the Company's existing patents will be sufficient to protect completely the Company's proprietary rights.

One of the major areas affecting the success of biotechnology development involves the time, costs, and uncertainty surrounding regulatory approvals. Currently, the only Neogen products requiring regulatory approval are Bot Tox-B and serological test kits sold to human clinical laboratories (which were acquired via the Company's acquisition of AMPCOR, Inc.) On a combined basis, sales for these products amounted to less than 10% of total sales in fiscal year 1996. Neogen's strategy is to select products on the fringe of regulatory approval areas which do not require mandatory approval to be marketed.

While products such as diagnostic test kits are integrally involved with products under scrutiny of the Food and Drug Administration, the Department of Agriculture, and the Environmental Protection Agency, no approval from these agencies is currently required for these products. However, there can be no assurance that regulatory agencies will not require approvals in the future.

ENVIRONMENTAL LAWS

The Company, to the best of its knowledge and belief, is not in violation of any Federal, state, or local environmental laws. The cost of complying with environmental laws is not material to the Company or any of its manufacturing locations.

EMPLOYEES

Currently, the Company employs approximately 152 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. The Company believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

ITEM 2.  PROPERTIES

The Company's corporate offices and Michigan-based manufacturing and research facilities are maintained in a 25,000 square foot building located in Lansing, Michigan. This facility was purchased by the Company on land contract in August, 1985 and is fully paid for as of May 31, 1996. Currently, this facility is 100% occupied. In 1995, the Company purchased additional facilities comprising 1,100 square feet within one block of the existing corporate headquarters. The new facility is used for offices to accommodate eight persons employed in sales and marketing functions.

Veterinary instrument manufacturing operations are housed in a 34,000 square foot building located at 9355 West Byron Street in Schiller Park, Illinois. The Company entered into a seven-year, non-cancelable operating lease for this property effective August 1, 1993. The lease agreement provides for annual lease payments of $100,300 for each of the first two years with annual increases of approximately 3.5% thereafter for the remainder of the lease. Approximately 16% of the Schiller Park facility is available for future expansion.

The ELISA Technologies operations are maintained in 9,000 square feet of leased space on two floors of a three story building located at 628 East Third Street in Lexington, Kentucky. The Company entered into a five-year, non-cancelable operating lease for the space effective July 1, 1993. The lease agreement provides for an annual lease payment, including all utilities, of $57,600 for the first year and increasing by $1,200 per year each year thereafter. Approximately 10% of the Lexington facility is available for expansion.

The AMPCOR Diagnostics, Inc. operations are housed in 9,200 square feet of leased space on one floor in a building located at 603 Heron Drive, Bridgeport, New Jersey. The Company entered into a three-year three-month, non-cancelable operating lease for the space effective February 1, 1995. The lease agreement provides for an annual lease payment of $37,585 plus additional rent equal to $7,334 per year with the additional rent subject to annual increase based upon actual increases to certain operating expenses. Approximately 10% of the New Jersey facility is available for future expansion.

Management believes that the Company's operating facilities are suitable for conducting the current business and that they will continue to be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and quoted in the NASDAQ National Market System under the symbol NEOG. Price ranges reported are based on interdealer sale quotations, as reported by NASDAQ, without adjustments for markups, markdowns, or commissions typically paid by retail investors, and may not represent actual transactions. No cash dividends have ever been paid, and the Company does not currently anticipate paying cash dividends in the foreseeable future. As of July 31, 1996, there were approximately 3,000 holders of the Company's common stock.

  Year Ended     Fiscal Quarter   High   Low
  ----------     --------------   ----   ---
  May 31, 1995   First Quarter    $8.50   $6.63
                 Second Quarter   $9.63   $7.38
                 Third Quarter    $8.25   $5.88
                 Fourth Quarter   $7.63   $6.13

  May 31, 1996   First Quarter    $8.00   $5.88
                 Second Quarter   $8.25   $5.88
                 Third Quarter    $6.25   $4.63
                 Fourth Quarter   $8.25   $5.13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

REVENUES (DOLLARS IN THOUSANDS)            INCREASE
                                  1996    (DECREASE)      1995
- -------------------------------------------------------------------------
PRODUCT SALES:
 DIAGNOSTIC PRODUCTS              $ 8,759      20%      $ 7,330
 VETERINARY INSTRUMENTS             3,569     (12%)       4,039
CONTRACT REVENUES                     162     (55%)         357
- -------------------------------------------------------------------------
TOTAL REVENUES                    $12,490       7%      $11,726
- -------------------------------------------------------------------------

Total revenues for the year increased 7% due to a strong 20% increase in sales of diagnostic products. Of the $1,429,000 increase in diagnostic product sales, $608,000 was the result of a 15% increase in sales of test kits to detect harmful mycotoxin residues in the feed, grain, and nut markets. Another $621,000 of the increase was due to 30% higher sales of test kits and reagents sold into the pharmacologics and equine markets. The remainder of the increase was due to a 164% increase in test kits to detect microorganisms in the meat and poultry market.

The increase in sales of diagnostic products was partially offset by a decline in veterinary instruments sales. The decline in sales in this segment was partially due to depressed cattle prices resulting in lower demand for durable veterinary instruments. Sales representation that management believed was unsatisfactory also contributed to the decline in sales causing the Company to restructure its sales organization for veterinary instruments.

Contract revenues decreased significantly in 1996 due to scheduled completion of two contracts awarded to the Company in September, 1994 by the United States Department of

Agriculture. It is common for contract revenues to fluctuate from year to year depending on terms and timing of the contracts. However, contract revenues in total are not significant to total revenues for the Company.

COST OF GOODS SOLD (DOLLARS IN THOUSANDS)
                                              1996     INCREASE      1995
- ---------------------------------------------------------------------------
COST OF GOODS SOLD                            $5,485        7%       $5,152
- ---------------------------------------------------------------------------

Expressed as a percentage of sales, cost of goods sold was 44% in 1996 compared to 45% in 1995.

OPERATING EXPENSES (DOLLARS IN THOUSANDS)
                                               1996     INCREASE      1995
- ---------------------------------------------------------------------------
SALES AND MARKETING                          $3,539       8%        $3,284
GENERAL AND ADMINISTRATIVE                    1,774      16%         1,524
RESEARCH AND DEVELOPMENT                      1,238       9%         1,136
RESTRUCTURING CHARGES                           695       NA           --
- ---------------------------------------------------------------------------

The increase in sales and marketing expenses is principally due to higher costs in two areas. Entry into the meat and poultry market resulted in approximately $130,000 of increased expense spread across a number of categories including salary, fringe, travel, printing, advertising, and trade shows. Increases in cost for the same categories totaled $110,000 related to the introduction of new products for the seafood and equine markets. Increases in sales and marketing expenses for the feed, grain, and nut markets, primarily in the areas of royalties, shipping expense, and special promotions, were almost completely offset by lower commissions related to veterinary instruments sales. The Company expects to continue to expand sales and marketing activities primarily in areas related to diagnostic products for food safety.

General and administrative expenses are higher as a result of several items. A total of $55,000 of the increase is due to two extra months of operations in 1996 than 1995 for AMPCOR Diagnostics, Inc. (ADI). Salary and fringe expenses were up $150,000 as a result of new secretarial, accounting, and clerical personnel needed to handle increased business volume. Amortization expense was $40,000 higher than last year due exclusively to the acquisition of certain assets of International Diagnostic Systems, Corp. (See Note 3 to Consolidated Financial Statements).

The $102,000 increase in research and development cost is partially due to $44,000 of added expense this year because of an extra two months of operations at ADI compared to last year. The remainder of the increase is the result of higher salaries, fringe, and supplies for research programs to develop new diagnostic test kits for the equine and pharmacologic markets and for the detection of harmful bacteria. Neogen considers investment in research activities critical to the long-term future of the business.

Restructuring charges recorded in the fourth quarter of 1996 pertain to costs associated with discontinuance of the Company's electronic instrument operations and reorganization of sales and marketing efforts for veterinary instruments. (See Note 2 to Consolidated Financial Statements.) Liabilities recorded at May 31, 1996 as a result of the restructuring program amounted to $218,000 and are expected to be paid or settled during fiscal year 1997. Management believes that the restructuring program places the Company in a better competitive position to achieve future growth. The restructuring also enables the Company to redirect manpower and financial resources to the more profitable and faster-growing diagnostics business.

OTHER INCOME (EXPENSE) (DOLLARS IN THOUSANDS)
                                               1996     DECREASE      1995
- ---------------------------------------------------------------------------
OTHER INCOME (EXPENSE)                         $4        (95%)        $73
- ---------------------------------------------------------------------------


Other income declined during 1996 primarily due to higher interest expense as a result of increased balances outstanding for bank borrowings.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE (DOLLARS IN THOUSANDS)
                                               1996     DECREASE      1995
- ------------------------------------------------------------------------------
NET INCOME (LOSS)                             $(244)     (136%)       $679
NET INCOME (LOSS) PER SHARE                   ($.05)                  $.15
- ------------------------------------------------------------------------------

The net loss for the year is primarily due to restructuring charges of $695,000 recorded in the fourth quarter.

FINANCIAL CONDITION AND LIQUIDITY

At May 31, 1996, the Company had $2,183,000 in cash and equivalents, working capital of $5,235,000 and stockholders' equity of $8,858,000. In addition, the Company has bank lines of credit totaling $2,500,000 with $1,044,000 borrowed against these lines as of May 31, 1996.

Effective June 15, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. (IDS) of St. Joseph, Michigan. (See Note 3 to Consolidated Financial Statements.) The purchase price paid in fiscal year 1996 was approximately $680,000 in cash. A second and final cash payment of approximately $53,000 was paid in July, 1996.

The decline in other current assets at May 31, 1996 compared to 1995 was due to collection of May 31, 1995 receivable balances for R & D contracts completed in 1996. The increase in goodwill at May 31, 1996 compared to last year is the direct result of the acquisition of certain assets of IDS.

Accounts payable decreased $245,000 due primarily to the timing of scheduled payment dates for trade payables near year-end with lower balances at all of the Company's operations.

The Company borrowed $100,000 on a bank line of credit during 1996 to fund working capital needs at ADI and made payments of $115,000 on a separate bank line of credit related to veterinary instruments. The Company also made scheduled payments on long-term debt totaling $88,000. Neogen expended approximately $413,000 in 1996 for additions to property, equipment, and other assets. At May 31, the Company has no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Since 1993, Neogen has generated positive cash flows from operations. Management believes that the Company's existing cash and equivalents at May 31, 1996, along with its available bank lines of credit and expected future increases in product sales, will be sufficient to fund activities for 1997 and 1998. However, cash and equivalents have been used in the last two years to fund acquisitions made by the Company. In addition, existing cash and equivalents may not be sufficient to meet the Company's longer term cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the proforma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             NEOGEN CORPORATION
                                                               AND SUBSIDIARIES

                                                                     CONTENTS

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    18


  CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                    19-20
   Statements of Operations                                             21
   Statements of Stockholders' Equity                                   22
   Statements of Cash Flows                                             23


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         24-34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                                BDO SEIDMAN, LLP

Troy, Michigan
July 18, 1996

                                              NEOGEN CORPORATION
                                                AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS


- ----------------------------------------------------------------------------------------------
May 31,                                                              1996                1995
- ----------------------------------------------------------------------------------------------
Assets (Note 4)

CURRENT ASSETS
 Cash and equivalents                                        $  2,183,033       $   2,237,979
 Accounts receivable, less allowance for
  doubtful accounts of $185,000 and $152,000                    1,643,181           1,681,200
 Inventories (Notes 1 and 2)                                    3,378,671           3,806,872
 Prepaid expenses and other current assets                        318,882             355,027
- ----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            7,523,767           8,081,078
- ----------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Land and improvements                                             33,882              22,715
 Buildings and improvements                                       440,532             394,551
 Machinery and equipment                                        3,192,665           2,895,263
 Furniture and fixtures                                           305,139             363,764
- ----------------------------------------------------------------------------------------------
                                                                3,972,218           3,676,293
 Less accumulated depreciation                                  2,590,430           2,363,623
- ----------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                      1,381,788           1,312,670
- ----------------------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS
 Goodwill, net of accumulated amortization
  of $210,740 and $109,441 (Note 3)                             2,034,153           1,513,032
 Other assets, net of accumulated amortization
  of $330,810 and $241,971                                        591,436             631,826
- ----------------------------------------------------------------------------------------------
TOTAL INTANGIBLE AND OTHER ASSETS                               2,625,589           2,144,858
- ----------------------------------------------------------------------------------------------
                                                              $11,531,144         $11,538,606
==============================================================================================

    See accompanying notes to consolidated financial statements.

                                                  NEOGEN CORPORATION
                                                    AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS


- ---------------------------------------------------------------------------------------------------
May 31,                                                                 1996                1995
- ---------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Notes payable - banks (Note 4)                              $    1,043,946       $   1,058,946
  Accounts payable                                                   497,502             742,652
  Accruals
   Compensation and benefits                                         369,788             338,407
   Restructuring Charges (Note 2)                                    217,794                   -
   Other                                                              88,878              65,129
 Current maturities of long-term debt (Note 4)                        71,147              87,136
- ---------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                          2,289,055           2,292,270

LONG-TERM DEBT, less current maturities (Note 4)                     278,918             351,233

OTHER LONG-TERM LIABILITIES                                          105,467              58,671
- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  2,673,440           2,702,174
- ---------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 7 and 9)

STOCKHOLDERS' EQUITY (Notes 5 and 6)
  Preferred stock                                                          -                  -
  Common stock, $.16 par value, shares authorized
   10,000,000; issued and outstanding 4,559,260
   and 4,460,027                                                     729,482             713,604
  Additional paid-in capital                                      13,841,617          13,592,684
  Retained earnings (deficit)                                     (5,713,395)         (5,469,856)
- ---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         8,857,704           8,836,432
- ---------------------------------------------------------------------------------------------------
                                                              $   11,531,144         $11,538,606
===================================================================================================

        See accompanying notes to consolidated financial statements.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


- --------------------------------------------------------------------------------
Year Ended May 31,                                      1996                1995
- --------------------------------------------------------------------------------
REVENUES
  Sales                                       $   12,328,103       $  11,368,672
  Contract revenues                                  162,308             357,583
- --------------------------------------------------------------------------------
                                                  12,490,411          11,726,255
- --------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of goods sold                               5,484,524           5,151,957
  Sales and marketing                              3,538,876           3,284,420
  General and administrative                       1,773,966           1,523,883
  Research and development                         1,237,643           1,136,003
  Restructuring charges (Note 2)                     695,500                  -
- --------------------------------------------------------------------------------
                                                  12,730,509          11,096,263
- --------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                             (240,098)            629,992
- --------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                     75,733              89,785
  Interest expense                                  (153,286)            (99,898)
  Other                                               81,312              83,128
- --------------------------------------------------------------------------------
                                                       3,759              73,015
- --------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES ON INCOME                (236,339)            703,007

TAXES ON INCOME (Note 8)                              (7,200)            (24,300)
- --------------------------------------------------------------------------------

NET INCOME (LOSS)                              $    (243,539)       $    678,707
================================================================================
NET INCOME (LOSS) PER SHARE (Note 1)           $        (.05)       $        .15
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               YEARS ENDED MAY 31, 1996 AND 1995


===============================================================================================================
                                                        Common Stock                Additional        Retained
                                                     ------------------             Paid-In           Earnings
                                                      Shares     Amount             Capital           (Deficit)
- ---------------------------------------------------------------------------------------------------------------
BALANCE, June 1, 1994                              4,329,729       $ 692,757       $13,108,815     $ (6,148,563)
  Issuance of common shares in
   connection with acquisitions (Note 3)              55,753           8,920           316,080                -
  Exercise of options                                 34,525           5,524            46,343                -
  Exercise of warrants                                40,020           6,403           121,446                -
  Net income for the year                                  -               -                 -          678,707
- ---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1995                              4,460,027         713,604        13,592,684       (5,469,856)
  Exercise of options                                 59,300           9,489           130,332                -
  Exercise of warrants                                39,933           6,389           118,601                -
  Net loss for the year                                    -               -                 -         (243,539)
- ---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1996                              4,559,260       $ 729,482       $13,841,617     $ (5,713,395)
===============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



===============================================================================================================
Year Ended May 31,                                                                     1996                1995
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $  (243,539)    $     678,707
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                                    537,232           488,590
     Loss (gain) on sale of equipment                                                   2,489           (11,121)
     Changes in operating assets and liabilities
       Accounts receivable                                                             38,019          (400,322)
       Inventories                                                                    460,838          (844,783)
       Prepaid expenses and other current assets                                       45,451           (86,571)
       Accounts payable                                                              (245,150)          (72,244)
       Accrued liabilities                                                            272,923          (229,756)
- ---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   868,263          (477,500)
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                                                       7,863           161,236
  Purchases of property, equipment and other assets                                  (412,523)         (551,972)
  Acquisition of businesses                                                          (680,056)         (821,957)
- ---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (1,084,716)       (1,203,693)
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing (payments) on notes payable - banks                                   (15,000)          871,945
  Proceeds from long-term borrowings                                                      -              70,000
  Payments on long-term borrowings                                                    (88,304)         (209,430)
  Net proceeds from issuance of common shares                                         264,811           179,716
- ---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             161,507           912,231
- ---------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND EQUIVALENTS                                                  (54,946)         (768,962)

CASH AND EQUIVALENTS, at beginning of year                                          2,237,979         3,006,941
- ---------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, at end of year                                             $  2,183,033     $   2,237,979
===============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
1.   SUMMARY OF        NATURE OF OPERATIONS
     ACCOUNTING
     POLICIES          Neogen Corporation and subsidiaries (the Company)
                       develop, manufacture, and sell products to control residues or improve quality for the agriculture, pharmacologics, food and environmental industries. The
                       Company's products are currently used for animal health applications, food and environmental testing, and in medical research.

                       BASIS OF CONSOLIDATION

                       The consolidated financial statements include the accounts of Neogen Corporation, Ideal Instruments, Inc. (Ideal), AMPCOR Diagnostics, Inc. (AMPCOR) and several majority owned companies which are general partners for research limited partnerships. The investments in partnerships are not significant to the consolidated financial statements.

                       All significant intercompany accounts and transactions have been eliminated in consolidation.

                       USE OF ESTIMATES

                       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect
                       (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                       CONCENTRATIONS OF CREDIT RISK

                       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                       FAIR VALUES OF FINANCIAL INSTRUMENTS

                       The carrying amounts of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                       The carrying amounts of the notes payable and long-term debt issued pursuant to the Company's bank credit agreements approximate fair value because the interest rates on these instruments change with market rates.

                       CASH EQUIVALENTS

                       Cash equivalents are short-term, highly liquid investments consisting of primarily money market funds, certificates of deposit and commercial paper.

                       INVENTORIES

                       Inventories are stated at the lower of cost, determined on the first-in, first- out method, or market. The components of inventories are as follows:


                                                                            1996              1995
                       ----------------------------------------------------------------------------
                       Raw material                                $   1,468,316    $    1,624,271
                       Work-in-process                                   889,110           778,831
                       Finished goods                                  1,021,245         1,403,770
                       ----------------------------------------------------------------------------
                                                                   $   3,378,671    $    3,806,872
                       ============================================================================

                       PROPERTY AND EQUIPMENT

                       Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $320,869 and $336,204 in 1996 and 1995, respectively.

                       INTANGIBLE ASSETS

                        Goodwill represents the excess of acquisition costs over
                       the estimated fair value of net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from fifteen to twenty-five years. The Company reviews goodwill for impairment based upon undiscounted cash flows over the remaining lives of the goodwill. If necessary, impairment will be measured based on the difference between undiscounted future cash flows and the net book value of the related goodwill.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                       Other intangible assets, consisting primarily of covenants not to compete, licenses and patents, are recorded at fair value at the date of acquisition. These intangible assets are amortized on a straight-line basis over periods ranging from five to seventeen years.



                       REVENUE RECOGNITION

                       The Company recognizes product sales at the time of shipment. Contract revenues are recognized as services are performed using the percentage of completion method and/or upon achievement of certain levels of performance as specified in the contracts.

                       NET INCOME (LOSS) PER SHARE

                       Net income (loss) per share amounts are computed based on the weighted average number of common shares outstanding, adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations. Shares used in the computation were 4,513,817 and 4,674,792 in 1996 and 1995, respectively.

                       RECENT ACCOUNTING PRONOUNCEMENTS

                       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards
                       (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

                       The FASB has issued SFAS No. 123. "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the proforma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


2. RESTRUCTURING       In May 1996, the Company recorded charges of $695,500
   CHARGES             related to a restructuring program for certain of its
                       operations.  The restructuring charges include   $437,700
                       related to inventory valuation adjustments and writedowns to exit its electronic instruments operations, $205,300 related to veterinary instrument sales group reorganization and $52,500 of other costs. The restructuring program resulted in liabilities of $217,794 at May 31, 1996. The majority of these liabilities are expected to be paid or settled during the 1997 fiscal year.

3. ACQUISITIONS        Effective June 15, 1995, Neogen acquired certain assets
                       of International Diagnostic Systems Corp. (IDS) of St.
                       Joseph, Michigan.  The acquisition was   accounted for by
                       the purchase method and all acquired assets, consisting of inventory and technology for 35 different diagnostic tests used to detect drugs of abuse in animals, were moved to the Company's ELISA Technologies division in Lexington, Kentucky.

                       The purchase price consisted of initial consideration of approximately $680,000 paid in cash at closing resulting in goodwill of approximately $622,000. The Company made a second and final cash payment of $53,000 in July 1996 based upon sales performance for the twelve month period ended June 14, 1996.

                       Proforma results of operations are not presented as the effect of the IDS acquisition was not material to the consolidated results of operations of the Company for the year ended May 31, 1996.

                       On August 17, 1994, Neogen Corporation, through its wholly-owned subsidiary AMPCOR Diagnostics, Inc., acquired substantially all of the assets of AMPCOR, Inc., a New Jersey-based company that develops and manufactures diagnostic test kits to detect the presence of harmful microorganisms.

                       The initial purchase price for the assets of AMPCOR was $1,760,610, which consisted of $702,957 paid in cash, assumption of liabilities totaling $732,653, and issuance of 55,753 shares of Neogen restricted common stock valued at $325,000. In addition, Neogen incurred $110,000 of acquisition costs and organization expense in connection with this asset purchase.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================




                       The acquisition was effective August 1, 1994, and has been accounted for using the purchase method of accounting. Accordingly, the results of operations of AMPCOR have been included with those of Neogen for periods beginning August 1, 1994. The excess acquisition cost over the fair value of the acquired net assets approximated $730,000.

                       The purchase agreement provides for the payment of additional consideration, contingent upon the sales and profit performance of AMPCOR for two consecutive twelve month periods ending July 31, 1995 and 1996. The Company did not pay any additional consideration on the basis of AMPCOR's performance for the first twelve month period ending July 31, 1995. Management expects any second year payment to be minimal.

4.  NOTES PAYABLE      The Company and its subsidiaries have available
    AND LONG-TERM      lines-of-credit and borrowing arrangements with banks
    DEBT               totalling $2,500,000.  At May 31, 1996 and 1995, there
                       were $1,043,946 and $1,058,946, respectively, of
                       borrowings outstanding. These borrowings bear interest at .50% to .75% over the prime rate (8.75% to 9.00% at May
                       31, 1996), and are collateralized by substantially all assets of the Company and its subsidiaries.

                       Long-term debt consisted of the following:


                                                                     1996             1995
                       -------------------------------------------------------------------
                       Term note payable to bank                $ 295,236        $ 352,380
                       Installment note payable                    54,829           70,000
                       Other notes and contracts payable                -           15,989
                       -------------------------------------------------------------------
                                                                  350,065          438,369
                       Less current maturities                     71,147           87,136
                       -------------------------------------------------------------------
                       TOTAL LONG-TERM DEBT                     $ 278,918        $ 351,233
                       ===================================================================

                       The term note is payable in eighty-four monthly installments of $4,762 plus interest at .75% over the prime rate (9.00% at May 31, 1996), and is collateralized by substantially all the assets of Neogen and AMPCOR.

                       The installment note is payable in sixty monthly installments of $1,167 plus interest at .75% over prime rate (9.00% at May 31, 1996) and is collateralized by substantially all the assets of AMPCOR.

                       The terms of certain financing agreements contain, among other provisions, the requirements to meet certain financial ratios and levels of working capital and tangible net worth, and restrict the payment of dividends.

                       Maturities of long-term debt are: 1997 - $71,147; 1998 - $71,148; 1999 - $71,148; 2000 - $69,961; 2001 - $57,144;
                       and 2002 - $9,517.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


5.  PREFERRED STOCK    The Company has three classes of preferred stock as
                       follows:

                       Class A - $.40 par; 139,500 shares authorized Class B - $.616 par; 519,481 shares authorized Class C - $.10 par; 3,000,000 shares authorized

                       The above shares have voting rights and are convertible into common stock on a one-to-one basis. At May 31, 1996 and 1995 there were no preferred shares issued or outstanding.

6.  STOCK OPTIONS AND  The Company has a Stock Option Plan (the Plan) under
    STOCK WARRANTS     which qualified and non- qualified options to purchase
                       shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The Plan was adopted in 1987, and the number of shares authorized for issuance under this Plan is 1,059,375. At May 31, 1996, options have been granted with three to five year vesting schedules and 196,266 shares were available for future grants under the Plan.

                       The following table summarizes option activity for the years ended May 31, 1996 and 1995.



                                                                                                   Option
                                                                               Shares               Price
                                                                            ---------     ---------------
                       Outstanding options at June 1, 1994
                        (108,234 exercisable)                                 323,125     $   .32 to 6.63
                       Options granted during the year                        119,000        6.63 to 9.25
                       Options exercised during the year                      (34,525)        .32 to 2.50
                       Options expired or canceled during the year             (3,000)       2.25 to 7.25
                                                                            ---------     ---------------
                       Outstanding options at May 31, 1995
                        (140,472 exercisable)                                 404,600        1.38 to 9.25
                       Options granted during the year                         99,500        6.50 to 7.13
                       Options exercised during the year                      (59,300)       1.38 to 6.50
                       Options expired or canceled during the year             (2,000)               8.00
                                                                            ---------     ---------------
                       Outstanding options at May 31, 1996
                        (172,156 exercisable)                                 442,800     $  1.88 to 9.25
                                                                            =========     ===============

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                         The following table summarizes warrant activity for the years ended May 31, 1996 and 1995. All warrants are exercisable for unregistered common stock of the Company and expire between 1998 and 2000.

                                                                                                                         Warrant
                                                                                                     Shares               Price
                                                                                                  ----------       -------------

                                              Outstanding warrants at June 1, 1994                  160,327        $2.63 to 4.82
                                              Warrants exercised during the year                    (40,020)                3.90
                                                                                                  ----------       -------------
                                              Outstanding warrants at May 31, 1995                  120,307        $2.63 to 4.82
                                              Warrants exercised during the year                    (39,933)                3.13
                                                                                                  ----------       -------------
                                              Outstanding warrants at May 31, 1996                   80,374        $2.63 to 4.82
                                                                                                  ==========       =============



7.   COMMITMENTS         The Company has agreements with related
                         research limited partnerships and third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 1996 and 1995 was $579,045 and $521,690, respectively.

                         The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 1996 and 1995 was $221,000 and $202,000, respectively. Future minimum rental payments for these leases are as follows: 1997 - $211,000; 1998 -
                         $201,000; 1999 - $119,000; 2000 - $118,000; 2001 -
                         $30,000.


8.   TAXES ON INCOME     Income taxes are calculated using the liability method
                         specified by SFAS No. 1 "Accounting for Income Taxes."

                         As of May 31, 1996, the Company has net
                         operating loss carryforwards of approximately $4,400,000 for income tax purposes which expire between 2002 and 2008. Due to changes in ownership of the Company, utilization of $2,017,000 of the tax net operating loss carryforward is limited to approximately $730,000 per year. The remaining $2,383,000 may be utilized without limitation. In addition, the Company has approximately $250,000 of tax credit carryforwards, the majority of which expire between 1998 and 2010. Approximately $21,000 of the tax credit carryforwards have no expiration.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 1996 and 1995 are as follows:

                                Deferred tax liabilities:


                                                                                                        1996            1995
                                              ===============================================================================
                                              Depreciation and amortization                      $    57,000     $     43,000
                                              Losses of affiliated partnerships                       47,000           45,000
                                              -------------------------------------------------------------------------------

                                              TOTAL DEFERRED TAX LIABILITIES                         104,000           88,000
                                              -------------------------------------------------------------------------------
                                              Deferred tax assets:

                                              Net operating loss carryforwards                     1,496,000        1,594,000
                                              Tax credit carryforwards                               250,000          204,000
                                              Inventory reserves                                     216,000           83,000
                                              Other                                                  140,000          120,000
                                              -------------------------------------------------------------------------------
                                                                                                   2,102,000        2,001,000
                                              VALUATION ALLOWANCE FOR DEFERRED
                                               TAX ASSETS                                         (1,998,000)      (1,913,000)
                                              -------------------------------------------------------------------------------
                                              NET DEFERRED TAX ASSETS                                104,000           88,000
                                              -------------------------------------------------------------------------------
                                              NET DEFERRED TAX                                   $         -     $          -
                                              ===============================================================================


                                SFAS No. 109 requires that a  valuation
                                allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to the uncertain nature of their ultimate realization based upon past performance and the difficulty predicting future results, the Company has established a full valuation allowance against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. The need for this valuation allowance is subject to periodic review. If the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================





                                       The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 1996 and 1995 is as follows:

                                       ==========================================================================
                                                                                             1996            1995
                                       Tax at U.S. statutory rates                      $ (80,000)     $  239,000
                                       Adjustment of valuation allowance                   85,000        (221,000)
                                       Alternative minimum tax                              2,000           8,000
                                       State income taxes, net of tax effect                4,800          14,000
                                       Other                                               (4,600)        (15,700)
                                                                                        ---------      ----------
                                                                                        $   7,200      $   24,300
                                       ==========================================================================

9. DEFINED               The Company maintains a defined contribution 401(k)
   CONTRIBUTIONS         benefit plan covering substantially all employees.
   BENEFIT PLAN          Employees are permitted to defer up to 15% of
                         compensation, with the Company matching 40% of the first 5% deferred. The Company's expense under this plan was $45,402 and $38,722 for the years ended
                         May 31, 1996 and 1995, respectively.

10. INDUSTRY             The Company has two industry segments through which
    INFORMATION          it  conducts its business -diagnostic products and
    SEGMENT              veterinary instruments.  The diagnostic products
                         segment includes test kits to detect harmful, natural toxins, pesticides, and microorganisms.
                         These products also include test kits for the detection of drugs of abuse in race horses, test kits used in research by universities and pharmaceutical companies, and test kits to detect plant diseases in ornamental plants, turf grasses, and horticulture crops. In addition, this segment includes electronic instruments which were primarily used to monitor environmental conditions and predict the onset of diseases or emergence of insects. In May 1996, the Company decided to exit its electronic instruments operations (Note 2).

                         The veterinary instrument segment includes veterinary instruments to provide more precise and accurate delivery of animal health products.

                         The following table summarizes Neogen's
                         industry segment information:

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                            1996            1995

             -------------------------------------------------------------------
             REVENUES
              Diagnostic products
                Sales of products                    $ 8,758,920     $ 7,329,962
                Other revenues                           162,308         357,583
             -------------------------------------------------------------------

                                                       8,921,228       7,687,545

                Veterinary instruments                 3,569,183       4,038,710
             -------------------------------------------------------------------
                                                     $12,490,411     $11,726,255
             ===================================================================

             OPERATING INCOME (LOSS)
                Diagnostic products                  $    23,876     $   553,925
                Veterinary instruments                  (263,974)         76,067
             -------------------------------------------------------------------

                                                     $  (240,098)    $   629,992
             ===================================================================
             IDENTIFIABLE ASSETS
                Diagnostic products                  $ 7,202,571     $ 7,185,958
                Veterinary instruments                 2,771,532       3,106,950
                Corporate                              1,557,041       1,245,698
             -------------------------------------------------------------------

                                                     $11,531,144     $11,538,606
             ===================================================================

             DEPRECIATION AND AMORTIZATION EXPENSE
                Diagnostic products                  $   437,030     $   307,840
                Veterinary instruments                   100,202         180,750
             -------------------------------------------------------------------
                                                     $   537,232     $   488,590
             ===================================================================
             CAPITAL EXPENDITURES
                Diagnostic products                  $   274,496     $   314,334
                Veterinary instruments                   138,027         237,638
             -------------------------------------------------------------------
                                                     $   412,523     $   551,972
             ===================================================================

                                                              NEOGEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                           Neogen has no significant foreign operations. Export sales amounted to $2,580,128 or 21% of consolidated sales in 1996 and $2,851,780 or 25% in 1995, respectively, and were derived primarily in the geographic areas of South and Latin America, Canada, Europe, and the Far East. No export sales to any single geographic area exceeded 10% of consolidated sales.





11. SUPPLEMENTAL
    DISCLOSURE OF                                                1996       1995
    CASH FLOW              -----------------------------------------------------
    INFORMATION
                           CASH PAID DURING THE YEAR FOR
                              Interest                      $ 153,212   $ 90,823
                              Taxes on income                  14,000     30,777
                           =====================================================

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

None.


                        _______________________________

                                    PART III

Certain information required by Part III has been omitted from this Report since the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement.

OFFICERS AND OTHER KEY INDIVIDUALS OF THE REGISTRANT

The officers of the Company are elected by and serve at the discretion of the Board of Directors. The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets six to ten times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company. The names and occupations of the Company's officers and other key individuals are set forth below.

                                                                                                       YEAR
   NAME                                    POSITION                                                   ELECTED
   ----                                    --------                                                   -------
James L. Herbert. . . . . . . . . President, Chief Executive Officer, Director  . . . . . . . . . . . . 1982
G. Bruce Papesh. . . . . . . . .  Secretary, Director . . . . . . . . . . . . . . . . . . . . . . . . . 1993
Brinton M. Miller, Ph.D. . . . .  Vice President, Scientific Affairs  . . . . . . . . . . . . . . . . . 1984
Lon M. Bohannon. . . . . . . . .  Vice President, Chief Financial Officer . . . . . . . . . . . . . . . 1985
Gerald S. Traynor. . . . . . . .  Vice President  . . . . . . . . . . . . . . . . . . . . . . . . . . . 1990
Donald W. Uglow. . . . . . . . .  Vice President  . . . . . . . . . . . . . . . . . . . . . . . . . . . 1990
Terri A. Juricic. . . . . . . .   Vice President  . . . . . . . . . . . . . . . . . . . . . . . . . . . 1992
Martin R. Gould. . . . . . . . .  Vice President, AMPCOR Diagnostics, Inc.  . . . . . . . . . . . . . . 1994
Sudhakar L. R. Vulimiri. . . . .  Vice President, AMPCOR Diagnostics, Inc.  . . . . . . . . . . . . . . 1994
David J. Ledden, Ph.D. . . . . .  Vice President  . . . . . . . . . . . . . . . . . . . . . . . . . . . 1994
Edward L. Bradley. . . . . . . .  Vice President.  . . . . . . . . . . . . . . . . . . . . . . . . . . .1995
John E. Cantlon, Ph.D. . . . . .  Chairman, Scientific Review Council . . . . . . . . . . . . . . . . . 1990
Julius E. Johnson, Ph.D. . . . .  Scientific Review Council  . . . . . . . . . . . . . . . . . . . . . .1982
N. Edward Tolbert, Ph.D. . . . .  Scientific Review Council  . . . . . . . . . . . . . . . . . . . . . .1982
Robert Hollingworth, Ph.D. . . .  Scientific Review Council  . . . . . . . . . . . . . . . . . . . . . .1991
Gavin L. Meerdink, DVM. . . . .   Scientific Review Council  . . . . . . . . . . . . . . . . . . . . . .1992
Perry Gehring, Ph.D. . . . . . .  Scientific Review Council  . . . . . . . . . . . . . . . . . . . . . .1994

There are no family relationships among directors, officers, or other key individuals of the Company.

Information concerning the officers and other key individuals of the Company follows:

James L. Herbert, age 56, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

G. Bruce Papesh, age 49, was elected to the Board of Directors in October, 1993 and became Corporate Secretary in October, 1994. Mr. Papesh is co-founder of Dart, Papesh & Co., a Lansing, Michigan based company that provides investment consulting and other financial services. He has served as President of Dart, Papesh and Co. Inc., since 1987. Mr. Papesh is a graduate of the University of Notre Dame and has gained 25 years of experience in investment services while serving in stock broker, consulting, and executive management positions.

Dr. Brinton M. Miller, age 69, joined the Company in January, 1984 as Vice President of Research and Development. He presently serves as the Company's chief scientific officer. Prior to joining Neogen, he held numerous research management positions during his 27-year career with Merck, Sharp and Dohme Laboratories.

Lon M. Bohannon, age 43, joined the Company in October, 1985 as Vice President of Finance and was promoted to Chief Financial Officer in June, 1987. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October, 1985, and a member of the Public Accounting Firm of Ernst & Young from June, 1975 to March 1980.

Gerald S. Traynor, age 61, joined Neogen in July, 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January, 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

Donald W. Uglow, age 55, joined the Company in October, 1990 as Vice President of Diagnostic Sales. He is responsible for all sales activities for the Company's line of diagnostic products for food safety, the environment, plant diseases, and for the EnviroCaster. Prior to joining Neogen, he served for four years as Ag Chemical Sales and Marketing Manager for Great Lakes Chemical Company. Prior to his experience at Great

Lakes Chemical, he owned and operated a farm implement business and served in sales and marketing management of Ciba-Geigy.

Terri A. Juricic, age 31, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of ELISA Technologies. She currently serves as Vice President and General Manager of ELISA Technologies. Ms. Juricic graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined ELISA Technologies (formerly WTT, Inc.) as President, the position she held at the time Neogen acquired the business.

Martin R. Gould, age 45, joined the Company on August 17, 1994 in connection with Neogen's acquisition of AMPCOR, Inc. He currently serves as Vice President and General Manager for AMPCOR Diagnostics, Inc. Mr. Gould holds a Master of Science degree in Biomedical Science from Drexel University. From 1974 to 1986 he served as manager of Research and Development and Production Manager for E.M. Science, a division of Merck and Company. In 1987, Mr. Gould joined AMPCOR, Inc. as President, a position he held at the time Neogen acquired the business.

Sudhakar L. R. Vulimiri, age 41, also joined Neogen in August, 1994 as part of the Company's acquisition of AMPCOR, Inc. His current responsibilities as Vice President of AMPCOR Diagnostics, Inc. include manufacturing, engineering, and product development. Sudhakar received a M.S. degree in Biomedical Engineering from Drexel University. From 1983 to 1987 he worked for E.M. Diagnostic Systems, a division of Merck and Company, serving in the positions of research scientist and research engineer. In 1987, he joined AMPCOR as that firm's Executive Vice President.

Dr. David J. Ledden, age 44, joined the company in December, 1994 as Vice President of Research and Development responsible for overseeing all of Neogen's research and development programs at all locations. From 1990 to his arrival at Neogen, Dr. Ledden was Manager of Immunoreagents and Protein Chemistry at Boehringer Mannheim in Indianapolis where he managed a 25 person R & D group. Dr. Ledden has also held R & D management positions at 3M Corporation and the Ames Division of Miles Laboratories. Dr. Ledden received his B.S. and M.S. degrees in Biochemistry from Penn State University and his Ph.D. in Biochemistry from the University of Louisville.

Edward L. Bradley, age 36, joined Neogen in February, 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In May, 1996, Mr. Bradley was made a Vice President of Neogen. He has specific responsibility for sales and marketing programs directed at the nation's meat and poultry processing firms and is responsible for all sales activities pertaining to veterinary instruments. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, most recently holding the position of National Sales Manager responsible for the company's 40 employees in their Food Animal Products Division. He has graduate and undergraduate degrees from the University of Tennessee.

Dr. John E. Cantlon joined the Scientific Review Council in August, 1990 and was elected chairman in 1992. He was a member of the faculty of Michigan State University from June, 1954 until he retired in 1990. He served as Vice President of Research and Graduate Studies for Michigan State University beginning in 1975.

Dr. Julius E. Johnson has been a member of the Scientific Review Council since January, 1982 and served as chairman from 1983 to 1992. He was formerly Vice President for Research and Development for Dow Chemical Company. He has been a consultant and managed his own investments for the past five years.

Dr. N. Edward Tolbert has been a member of the Scientific Review Council since February, 1984. He has been a professor of biochemistry at Michigan State University since June, 1958, is the former president of the Society of Plant Physiology and a member of the National Academy of Sciences.

Dr. Robert Hollingworth joined the Scientific Review Council in July, 1991. Since 1987, he has served as director of the Pesticide Research Center and professor at Michigan State University. Prior to joining Michigan State University, Dr. Hollingworth was a distinguished professor in the Department of Entomology at Purdue University for over 20 years.

Dr. Gavin L. Meerdink joined the Scientific Review Council in October, 1992. Dr. Meerdink has a distinguished twenty-year career as a diagnostician and toxicologist with special interest in agricultural chemicals and mycotoxins. Since 1989, he has served as Professor and Head of Clinical Toxicology in the College of Veterinary Medicine at the University of Illinois. From 1983 to 1989 he was Chief Diagnostician and Research Scientist at the University of Arizona and he has held associate professorships at Michigan State University and Iowa State University. Early in his career, Dr. Meerdink spent four years in private practice as a Doctor of Veterinary Medicine.

Dr. Perry Gehring joined the Scientific Review Council in April, 1994. Dr. Gehring has served as Vice President for Research and Development of Dow Elanco since 1989. His career has focused primarily on the study of toxicity of chemical substances. Dr. Gehring received B.S., D.V.M., and doctorate degrees from the University of Minnesota. In addition to his current position, he has held various senior research and development executive positions for the Dow Chemical Company.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Martin R. Gould and Sudhakar L. R. Vulimiri, Vice Presidents of a wholly-owned subsidiary of the Company owned 32% and 20%, respectively, of AMPCOR, Inc., a New Jersey-based company which sells diagnostic test kits to detect microorganisms. In August, 1994, Neogen acquired substantially all of the assets of AMPCOR, Inc. The initial purchase price consisted of a payment of cash, stock, and assumption of certain liabilities and a second payment of cash and stock which resulted in total consideration of approximately $1,760,600 (see Note 3 to the Company's Consolidated Financial Statements). It is estimated that Mr. Gould's share of this transaction, after deducting liabilities of AMPCOR, Inc. not assumed by the Company, was approximately $104,000 consisting of 17,840 shares of the Company's restricted Common Stock. It is estimated that Mr. Vulimiri's share of this transaction, after deducting liabilities of AMPCOR, Inc. not assumed by the Company, was approximately $65,000 consisting of 11,150 shares of the Company's restricted Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

                 (1) Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference into, this Report.

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NEOGEN CORPORATION



                                                               *
                                                    ---------------------------
                                                    James L. Herbert, President
                                                    Chief Executive Officer

Dated:  August 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Title                             Date
- ---------                                          -----                             ----
        *                               President, Chief Executive                 August 26, 1996
- ----------------------------------         Officer, Director (Principal
James L. Herbert                           Executive Officer)



        *                               Vice President of Administration,          August 26, 1996
- ----------------------------------         Chief Financial Officer
Lon M. Bohannon                            (Principal Financial and
                                           Accounting Officer)


        *                               Chairman, Board of Directors
- ----------------------------------
Herbert D. Doan


        *                               Director
- ----------------------------------
R. William Caldwell


        *                               Director
- ---------------------------------
Robert M. Book


        *                               Director
- ---------------------------------
Jack Parnell


        *                               Secretary and Director
- ---------------------------------
Bruce Papesh


        *                               Director
- ---------------------------------
Gordon E. Guyer


        *                               Director
- ---------------------------------
Roland M. Hendrickson


*By:    *                                                                          August 26, 1996
    ----------------------------
    James L. Herbert
    Attorney-in-Fact

                               NEOGEN CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                            YEAR ENDED MAY 31, 1996


                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.               DESCRIPTION
- -----------               -----------

   3(a)  (4)     Articles of Incorporation, as amended
   3(b)  (1)     By-Laws, as amended
  10(a)  (1)     Neogen Research Limited Partnership II
                   /Neogen Corporation Agreement for the
                   Sale of Patent Rights and Related
                   Know How dated October 14, 1988
  10(b)  (2)     Neogen Research Limited Partnership IV/
                   Neogen Corporation Agreement for the
                   Sale of Copyrights and Related Know-
                   How dated July 31, 1989
  10(d)  (1)     Neogen Corporation/Michigan Department
                   of Public Health Equine Botulism
                   Vaccine Agreement, as amended,
                   originally dated April 9, 1988
  10(f)  (4)     Ideal Instruments, Inc. Lease Agreement
                   for 9355 West Byron Street, Schiller
                   Park, Illinois dated June 29, 1993
  10(g)  (1)     Neogen Research Limited Partnership II
                   First Amended and Restated Partnership
                   Agreement dated December 30, 1985
  10(h)  (1)     Neogen Research Limited Partnership II
                   First Amended and Restated Partnership
                   Agreement dated December 30, 1985
  10(l)  (3)     Amended and Restated Incentive Stock Option
                   Plan II and Sample Individual Incentive
                   Stock Option Agreement
  10(m)  (6)     Neogen/International Diagnostic Systems
                   Asset Purchase Agreement dated June 27, 1995
  10(n)  (4)     ELISA Technologies Lease Agreement for space
                   at 628 East Third Street, Lexington, Kentucky dated May 19, 1993
  10(o)  (5)     Neogen/Agri-Sales Associates Marketing Agency
                   Agreement dated May 10, 1994
  10(p)  (6)     Amendment to Neogen/Agri-Sales Marketing Agency
                   Agreement dated June 25, 1995
  10(q)  (6)     Neogen/AMPCOR Asset Purchase Agreement dated
                   August 1, 1994
  11             Computation of Earnings Per Share

  13             Annual Report to Shareholders for the
                   Year Ended May 31, 1996 (to be deemed
                   filed only to the extent required by
                   the instructions to exhibits for reports
                   on Form 10-KSB)
  21             List of Subsidiaries
  23             Consent Of Independent Auditors
  24             Power of Attorney (included on Signature Page)
  27             Financial Data Schedule
- -------------------------------------------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-18 (No. 33-29844C) filed July 17, 1989 and amended on August 17, 1989 and August 22, 1989, which Registration became effective August 30, 1989.

(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992.

(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1993.

(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1994.

(6) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1995.