Form 10QSB
period 1996-08-31
NEOGEN CORP
filed 1996-09-13
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
   [X]
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended:  AUGUST 31, 1996

                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

                        Commission File Number:  0-17988

                               NEOGEN CORPORATION
       (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                           38-2367843
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

                     Yes                              No
                           ---                           ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            4,598,042 SHARES WERE OUTSTANDING ON SEPTEMBER 10, 1996

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

     Consolidated balance sheets--August 31, 1996 and May 31, 1996.

     Consolidated statements of operations--Three months ended August 31, 1996 and 1995.

     Consolidated statements of stockholders' equity--Three months ended August 31, 1996 and 1995.

     Consolidated statements of cash flows--Three months ended August 31, 1996 and 1995.

     Notes to consolidated financial statements--August 31, 1996.

Item 2. Management's Discussion and Analysis of Financial   Condition and
     Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                                            August 31          May 31
                                                                             1996               1996
                                                                      -----------------------------------
ASSETS

CURRENT ASSETS
 Cash and equivalents                                                  $  2,389,129         $  2,183,033
 Net accounts receivable                                                  2,127,922            1,643,181
 Inventories                                                              3,387,907            3,378,671
 Other current assets                                                       356,798              318,882
                                                                       ------------         ------------
                 TOTAL CURRENT ASSETS                                     8,261,756            7,523,767

NET PROPERTY AND EQUIPMENT                                                1,428,963            1,381,788

INTANGIBLE AND OTHER ASSETS
 Goodwill, net of accumulated amortization                                2,061,951            2,034,153
 Other assets, net of accumulated
    amortization                                                            571,373              591,436
                                                                       ------------         ------------
                                                                       $ 12,324,043         $ 11,531,144
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities
  of long-term notes payable                                           $  1,100,093         $  1,115,093
 Accounts payable                                                           651,913              497,502
 Accrued compensation and benefits                                          506,590              369,788
 Restructuring charges                                                      163,812              217,794
 Other accrued liabilities                                                  179,946               88,878
                                                                       ------------         ------------
                 TOTAL CURRENT LIABILITIES                                2,602,354            2,289,055

LONG-TERM NOTES PAYABLE                                                     261,131              278,918

OTHER LONG-TERM LIABILITIES                                                 105,467              105,467

STOCKHOLDERS' EQUITY
 Common stock:
  Par value $.16 per share, 10,000,000
  shares authorized, 4,598,042 shares
  issued at August 31, 1996; 4,559,260
  shares issued at May 31, 1996                                             735,687              729,482
 Additional paid in capital                                              13,932,040           13,841,617
 Retained-earnings (deficit)                                             (5,312,636)          (5,713,395)
                                                                       ------------         ------------
                                                                          9,355,091            8,857,704
                                                                       ------------         ------------
                                                                       $ 12,324,043         $ 11,531,144
                                                                       ============         ============

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                     Three Months Ended August 31
                                                                      1996               1995
                                                                  -------------------------------
REVENUES
 Sales                                                            $  4,030,363       $  2,847,579
 Contract revenues                                                       4,560             78,065
                                                                  ------------       ------------
                                                                     4,034,923          2,925,644

EXPENSES
 Cost of goods sold                                                  1,546,190          1,182,238
 Sales and marketing                                                 1,169,641            858,554
 General and administrative                                            555,046            431,297
 Research and development                                              348,074            321,335
                                                                  ------------       ------------
                                                                     3,618,951          2,793,424
                                                                  ------------       ------------
                 INCOME FROM OPERATIONS                                415,972            132,220


OTHER INCOME (EXPENSE)

 Interest income                                                        22,458             18,391
 Interest expense                                                      (30,968)           (36,376)
 Other                                                                   5,000             24,003
                                                                  ------------       ------------
                                                                        (3,510)             6,018
                                                                  ------------       ------------

      INCOME BEFORE INCOME TAXES                                       412,462            138,238

INCOME TAXES                                                            11,703              7,200
                                                                  ------------       ------------
                                    NET INCOME                    $    400,759       $    131,038
                                                                  ============       ============

   NET INCOME PER SHARE (NOTE B)                                  $       0.08       $       0.03
                                                                  ============       ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                  Common Stock
                              --------------------         Additional        Retained-
                                  Number                    Paid-In          Earnings
                                of Shares     Amount        Capital          (Deficit)
                              -------------   ------        -------          ---------
Balance at June
 1, 1996                       4,559,260   $ 729,482      $ 13,841,617       $  (5,713,395)
 Exercise of options              37,000       5,920            82,119
 Exercise of warrants              1,782         285             8,304
 Net income for the
  three months ended
  August 31, 1996
                                                                                   400,759
                               ---------   ---------      ------------       -------------
Balance at August 31,
  1996                         4,598,042   $ 735,687      $ 13,932,040       $  (5,312,636)
                               =========   =========      ============       =============


Balance at June 1,
  1995                         4,460,027   $ 713,604      $ 13,592,684       $  (5,469,856)
 Exercise of options               4,000         640             5,645
 Net income for the
  three months ended
  August 31, 1995
                                                                                   131,038
                               ---------   ---------      ------------       -------------

Balance at August
 31, 1995                      4,464,027   $ 714,244      $ 13,598,329       $  (5,338,818)
                               =========   =========      ============       =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                               Three Months Ended August 31
                                                                   1996               1995
                                                              ------------------------------
OPERATING ACTIVITIES:
 Net income                                                 $    400,759         $    131,038
 Adjustments to reconcile net income to
  net cash provided from (used in)
  operating activities:
   Depreciation and amortization                                 139,202              131,213
 Changes in operating assets and
  liabilities:
   Accounts receivable                                          (484,741)            (229,173)
   Inventories                                                    (9,236)            (129,517)
   Other current assets                                          (37,916)             (32,710)
   Accounts payable                                              154,411               42,190
   Other accrued expenses                                        173,888              (84,472)
                                                            ------------         ------------

                 NET CASH PROVIDED FROM
                 (USED IN) OPERATING ACTIVITIES                  336,367             (171,431)


INVESTING ACTIVITIES:
 Purchases of property and equipment
  and other assets                                              (140,990)            (189,497)
 Acquisition of business                                         (53,122)            (680,056)
                                                            ------------         ------------

                          NET CASH USED IN
                          INVESTING ACTIVITIES                  (194,112)            (869,553)

FINANCING ACTIVITIES:
 Payments on short-term borrowings                               (15,000)
 Payments on long-term borrowings                                (17,787)             (22,052)
 Proceeds from issuance
  of common stock                                                 96,628                6,285
                                                            ------------         ------------

                     NET CASH PROVIDED FROM
          (USED IN) FINANCING ACTIVITIES                          63,841              (15,767)
                                                            ------------         ------------

                 INCREASE (DECREASE) IN CASH                     206,096           (1,056,751)

Cash at beginning of period                                    2,183,033            2,237,979
                                                            ------------         ------------
                          CASH AT END OF PERIOD             $  2,389,129         $  1,181,228
                                                            ============         ============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1997. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1996 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1996.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1995.

Total revenues for the quarter ended August 31, 1996 were $1,109,000 or 38% higher than the same quarter in 1995. Sales of diagnostic products were up $1,213,500 in the first quarter representing an increase of 55% while sales of veterinary instruments declined $31,000 or 5%. Contract revenues in the first quarter decreased $73,500 or 94%.

The significant increase in diagnostic product sales was primarily due to a $684,000 or 120% increase in sales of the Company's diagnostic test kits for the detection of vomitoxin. In early July, 1996, a large portion of midwest winter wheat was found to contain high levels of vomitoxin due to cool, rainy weather conditions during the flowering stages of the grain. Although sales of vomitoxin test kits should continue to run higher than the prior year for the remainder of fiscal 1997, it is unlikely that sales will continue at the pace experienced in the first quarter.

The Company also experienced an increase in sales of $122,000 or 220% for test systems to detect E. coli O157:H7 and salmonella. Approximately $37,000 of this increase was due to international sales of E. coli test kits shipped to Japan. The remaining increase is the result of a growing demand for test kits to detect micro-organisms. Management believes that the July, 1996 announcement of new inspection and safety regulations for the meat and poultry industry scheduled to begin implementation in January, 1997, will have a positive effect on future sales.

The decline in veterinary instrument sales was due to depressed cattle prices resulting in lower overall demand for durable veterinary instruments. In management's opinion, the current down cycle in cattle prices should improve over the remainder of this fiscal year. In addition, the Company has reorganized its sales and marketing efforts for veterinary instruments which management believes will favorably impact future sales for this segment.

The decline in contract revenues for the first quarter of this year was primarily due to scheduled completion in the second quarter of last year of two contracts with the United States Department of Agriculture. It is common for contract revenues to fluctuate from quarter to quarter and year to year depending on timing and terms of the contracts.

Cost of goods sold increased 31% as a direct result of the overall increase in product sales. Expressed as a percentage of sales, cost of goods sold was 38% in the first quarter of fiscal 1997 compared to 42% in the first quarter of fiscal 1996. This improvement was due to a higher sales mix of diagnostic test kits, increased labor product-ivity, and better utilization of fixed overhead costs for diagnostic products.

Sales and marketing expenses increased $311,000 in the first quarter compared to the prior year. Commissions and royalties expense increased $133,000 in the first quarter due to increased sales volume. Expenses for printing, advertising, and promotions related to sales activities for diagnostic products increased $64,000 compared to the prior year. A total of $37,000 was due to higher salaries, fringe, and travel cost associated with the hiring of new salesmen and technical support personnel. The remaining increase is primarily due to an increase in the provision for doubtful accounts.

General and administrative expenses were $124,000 higher in the quarter ended
August 31, 1996 than the quarter ended August 31, 1995.   Bonus accruals
increased $75,000 in the first quarter compared to last year based on improved operating performance. Michigan Single Business Tax was $16,000 higher than the prior year due to increased profitability at the Company's Lansing, Michigan operations. Salaries for clerical and accounting personnel increased $12,000 due to higher sales volume. As a percentage of total revenues, general and administrative expense declined to 14% in the first quarter compared to 15% last year.

Although research and development expense increased less than 10% in the first quarter this year compared to the first quarter last year, management believes that research and development is critical to the Company's future. Accordingly, the Company expects its annual research and development expense for the current fiscal year to approximate the same levels, expressed as a percentage of revenue, as experienced in prior years.

Other income (expense) was lower in the first quarter than last year primarily due to the timing of recognition of the Company's share of royalties paid to an affiliated partnership.

Due to the substantial increase in sales volume for diagnostic products in the first quarter, the Company posted net income of $.08 per share compared to $.03 per share in the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

At August 31, 1996, the Company had $2,389,000 in cash and equivalents, working capital of $5,659,000, and stockholders' equity of $9,355,000. In addition, the Company has bank lines of credit totaling $2,500,000 with $1,029,000 borrowed against these lines as of August 31, 1996. Cash and equivalents increased $206,000 during the first quarter primarily as a result of improved profitability.

During the first quarter, accounts receivable increased $485,000    exclusively
due to strong sales of diagnostic test kit products during the months of July and August. Inventories at August 31, 1996 were virtually unchanged compared to May 31, 1996. The increase in other current assets was primarily the result of an increase in prepaid insurance and professional fees at August 31, 1996.

The increase in accounts payable was the result of differences in timing for normal month-end cutoffs for trade payables at August 31, 1996 compared to May 31, 1996 and also the result of an overall increase in vendor activity due to increased sales volume. Accruals for restructuring charges are expected to decline throughout fiscal 1997 as the Company pays or settles these liabilities. Other accrued liabilities increased $228,000 due to increased accruals for taxes, royalties, commissions and bonuses all of which are the result of increased sales and improved operating performance.

The Company did not borrow any additional funds during the first quarter and made scheduled payments on long-term debt totaling $17,787. Neogen expended approximately $141,000 in the first quarter for additions to property, equipment, and other assets. At August 31, 1996, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for thirteen of its last fourteen quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and equivalents at August 31, 1996, along with its available bank lines of credit, will be sufficient to fund activities for 1997 and 1998. However, existing cash and equivalents may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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


         Exhibit 27 - Financial Data Schedule

   (b)   Reports On Form 8-K Filed In Quarterly Period Ended August 31, 1996.

         The Company did not file any reports on Form 8-K in the quarterly period ended August 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NEOGEN CORPORATION

September 13, 1996                     /s/ James L. Herbert
- -------------------------              -------------------------------
Date                                   James L. Herbert
                                       President

September 13, 1996                     /s/ Lon M. Bohannon
- -------------------------              -------------------------------
Date                                   Lon M. Bohannon
                                       Vice President-Chief Financial
                                       Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER                     DESCRIPTION
- --------------                     -----------


        11      Statement regarding computation of earnings per share.

        27      Financial Data Schedule