Form 10QSB
period 1996-11-30
NEOGEN CORP
filed 1997-01-14
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
   [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended:  NOVEMBER 30, 1996

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

                 Yes __x__                         No___

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

            6,100,242 SHARES WERE OUTSTANDING ON JANUARY 1, 1997

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

     Consolidated balance sheets--November 30, 1996 and May 31, 1996.

     Consolidated statements of operations--Three months ended November 30, 1996 and 1995; six months ended November 30, 1996 and 1995.

     Consolidated statements of stockholders' equity--Six months ended November 30, 1996 and 1995.

     Consolidated statements of cash flows--Six months ended November 30, 1996 and 1995.

     Notes to consolidated financial statements--November 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                           November 30         May 31
                                              1996              1996
                                          -----------------------------
ASSETS

CURRENT ASSETS
 Cash and equivalents                     $    318,991     $    625,992
 Marketable securities                      11,636,872        1,557,041
 Net accounts receivable                     2,094,899        1,643,181
 Inventories                                 3,528,540        3,378,671
 Other current assets                          350,952          318,882
                                          ------------     ------------
          TOTAL CURRENT ASSETS              17,930,254        7,523,767

NET PROPERTY AND EQUIPMENT                   1,466,378        1,381,788

INTANGIBLE AND OTHER ASSETS
 Goodwill, net of accumulated amortization   2,036,627        2,034,153
 Other assets, net of accumulated
    amortization                               551,001          591,436
                                          ------------     ------------

                                          $ 21,984,260     $ 11,531,144
                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities
  of long-term notes payable              $     71,147     $  1,115,093
 Accounts payable                              738,214          497,502
 Restructuring charges                         157,779          217,794
 Accrued compensation and benefits             526,538          369,788
 Other accrued liabilities                     168,682           88,878
                                          ------------     ------------
          TOTAL CURRENT LIABILITIES          1,662,360        2,289,055

LONG-TERM NOTES PAYABLE                        243,344          278,918

OTHER LONG-TERM LIABILITIES                    105,467          105,467

STOCKHOLDERS' EQUITY - (NOTE C)
 Common stock:
  Par value $.16 per share, 10,000,000
  shares authorized, 6,100,242 shares
  issued at November 30, 1996; 4,559,260
  shares issued at May 31, 1996                976,039          729,482
 Additional paid in capital                 23,896,946       13,841,617
 Retained-earnings deficit                  (4,899,896)      (5,713,395)
                                          ------------     ------------
                                            19,973,089        8,857,704
                                          ------------     ------------

                                          $ 21,984,260     $ 11,531,144
                                          ============     ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                  Three Months Ended November 30  Six Months Ended November 30
                            1996        1995             1996         1995
                  ------------------------------  ----------------------------
REVENUES
 Sales                 $ 3,750,440  $ 3,198,887    $ 7,780,803   $ 6,046,466
 Contract revenues          10,722       36,228         15,282       114,293
                       -----------  -----------    -----------   -----------
                         3,761,162    3,235,115      7,796,085     6,160,759

EXPENSES
 Cost of goods sold      1,487,708    1,374,541      3,033,898     2,556,779
 Sales and marketing     1,079,807      920,955      2,249,448     1,779,509
 General and adm.          538,899      460,446      1,093,945       891,743
 Research and develop.     318,275      348,207        666,349       669,542
                       -----------  -----------    -----------   -----------
                         3,424,689    3,104,149      7,043,640     5,897,573
                       -----------  -----------    -----------   -----------
 INCOME FROM OPERATIONS    336,473      130,966        752,445       263,186


OTHER INCOME (EXPENSE)
 Interest income            78,598       14,926        101,056        33,317
 Interest expense          (22,192)     (39,364)       (53,160)      (75,740)
 Other                      42,758       26,710         47,758        50,713
                       -----------  -----------    -----------   -----------
                            99,164        2,272         95,654         8,290
                       -----------  -----------    -----------   -----------

   INCOME BEFORE
    INCOME TAXES           435,637      133,238        848,099       271,476

INCOME TAXES                22,897        6,400         34,600        13,600
                       -----------  -----------    -----------   -----------

       NET INCOME      $   412,740  $   126,838    $   813,499   $   257,876
                       ===========  ===========    ===========   ===========


 NET INCOME PER
    SHARE (NOTE B)     $      0.08  $      0.03    $      0.16   $      0.06
                       ===========  ===========    ===========   ===========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                            Common Stock
                        --------------------   Additional      Retained-
                         Number                  Paid-In       Earnings
                        of Shares     Amount     Capital       Deficit
                        ---------     ------     -------       -------
Balance at June
 1, 1996                4,559,260   $ 729,482  $ 13,841,617  $  (5,713,395)
 Exercise of warrants       1,782         285         8,304
 Exercise of options       38,100       6,096        85,845
 Public offering -
   (Note C)             1,500,000     240,000    10,075,090
 Issuance of common
   shares                   1,100         176         4,840
 Repurchase of warrants                            (118,750)
 Net income for the
  six months ended
  November 30, 1996                                                813,499
                        ---------   --------- ------------   -------------

Balance at November 30,
  1996                  6,100,242   $ 976,039  $ 23,896,946 $   (4,899,896)
                        =========   =========  ============ ==============


Balance at June 1,
  1995                  4,460,027   $ 713,604  $ 13,592,684 $   (5,469,856)
 Exercise of warrants      39,933       6,389       118,601
 Exercise of options       28,000       4,480        51,635
 Notes receivable related
  to issuance of
  common stock                                     (124,990)
 Net income for the
  six months ended
  November 30, 1995                                                257,876
                        ---------   ---------  ------------ --------------

Balance at November
 30, 1995               4,527,960   $ 724,473  $ 13,637,930 $   (5,211,980)
                        =========   =========  ============ ==============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                          Six Months Ended November 30
                                               1996              1995
                                          ------------------------------
OPERATING ACTIVITIES:
 Net income                               $    813,499     $    257,876
 Adjustments to reconcile net income to
  net cash from (used in)
  operating activities:
   Depreciation and amortization               279,624          264,353
 Changes in operating assets and
  liabilities:
   Accounts receivable                        (451,718)        (374,132)
   Inventories                                (149,869)        (135,131)
   Other current assets                        (32,070)         (26,503)
   Accounts payable                            240,712           10,925
   Other accrued expenses                      176,539          (88,005)
                                          ------------     -------------
     NET CASH PROVIDED FROM (USED IN)
     OPERATING ACTIVITIES                     876,717          (90,617)


INVESTING ACTIVITIES:
 Purchases of property and equipment
  and other assets                            (273,036)        (273,696)
 Acquisition of business                       (53,217)        (680,056)
 Purchases of marketable securities        (20,678,742)      (1,502,024)
 Proceeds from sale of
  marketable securities                     10,598,911        1,820,397
                                         -------------     ------------
     NET CASH USED IN
     INVESTING ACTIVITIES                  (10,406,084)        (635,379)

FINANCING ACTIVITIES:
 Net proceeds (payments) on short-
  term borrowings                           (1,043,946)         300,000
 Payments on long-term borrowings              (35,574)         (44,647)
Proceeds from issuance
  of common stock (Note C)                  10,301,886           56,115
                                          ------------     ------------
     NET CASH PROVIDED FROM
     FINANCING ACTIVITIES                    9,222,366          311,468
                                          ------------     ------------

     DECREASE IN CASH AND EQUIVALENTS         (307,001)        (414,528)

Cash and equivalents at
 beginning of period                           625,992          992,281
                                          ------------     ------------

     CASH AND EQUIVALENTS
      AT END OF PERIOD                    $    318,991     $    577,753
                                          ============     ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1996 presentation. The results of operations for the six months ended November 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1997. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1996 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10- KSB for the year ended May 31, 1996.

NOTE B - NET INCOME PER SHARE

The net income per share amounts for 1996 and 1995 are based on the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations.

NOTE C - STOCKHOLDERS EQUITY

On October 22, 1996, the Company sold to the public 1,500,000 shares of common stock at a price of $7.50 per share. The net proceeds to the Company, after deducting underwriting commissions and other expenses of the offering were approximately $10,315,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1995.

Total revenues for the quarter ended November 30, 1996 were $526,000 or 16% higher than the same quarter in 1995. A 26% increase in sales of diagnostic products was partially offset by a 6% decline in veterinary instrument sales and lower research revenues in the second quarter.

The increase in diagnostic sales for the second quarter was primarily due to a $428,000 or 31% increase in demand for test kits sold to the grain, feed, and nuts market to detect naturally occurring toxins such as vomitoxin and aflatoxin. Sales of diagnostic test kits to detect human infections contributed $90,000 to sales growth in the second quarter.

Diagnostic test systems sold to the meat and poultry markets for the detection of bacteria increased approximately $100,000 or 200% in the second quarter. Management believes that sales to the meat and poultry industry will continue to grow partially as a result of new safety and inspection regulations which will begin to be implemented in January, 1997.

Veterinary instrument sales were down $52,000 in the second quarter, primarily due to a continuation of depressed economic conditions in cattle markets. This has resulted in lower demand for durable veterinary instruments. Contract revenues declined approximately $25,000 compared to last year because the Company is working on fewer research grants in 1996 than in 1995.

The increase in cost of goods sold for the second quarter is a direct result of the overall increase in product sales. Expressed as a percentage of revenues, cost of goods sold improved to 40% compared to 42% in the prior year due primarily to a higher mix of diagnostic products.

Sales and marketing expenses increased $159,000 or 17% in the three months ended November 30, 1996 compared to the same period in 1995. Commissions and royalties expense for diagnostic products increased $90,000 in the second quarter due to increased sales volume. Most of the remaining increase was the result of higher salaries, fringe, and travel costs for new sales and technical support personnel hired in the current fiscal year in anticipation of increased sales of diagnostic products.

General and administrative expenses were $78,000 higher in the quarter ended November 30, 1996 than the quarter ended November 30, 1995. Improved operating performance, increased sales volume, and an overall increase in corporate business activity resulted in higher expense for several categories including salaries and wages ($23,000), travel cost ($13,000), investor relations ($9,000), telephone ($6,000), consulting ($10,000), and legal and professional fees ($15,000).

Research and development expense declined 9% in the second quarter primarily due to lower costs for contract services ($14,000) and supplies ($13,000). Other income increased $97,000 in the second quarter compared to the same period last year. A portion of the proceeds from a public offering completed in the second quarter was used to pay down short-term bank borrowings resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities resulting in an increase in interest income. In addition, the Company's share of royalties paid to an affiliated partnership was higher in the second quarter than last year.

Due primarily to the increased sales volume for diagnostic products in the second quarter, the Company posted net income of $.08 per share compared to $.03 per share in the same period last year.

SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1995.

Total revenues for the six months ended November 30, 1996 were $1,734,000 or 29% higher than the same period in 1995. Sales of diagnostic products were up $1,816,000 in the first six months representing an increase of 41% while sales of veterinary instruments declined $82,000 or 5%. Contract revenues decreased $99,000 or 87%.

The significant increase in diagnostic product sales was primarily due to a $913,000 or 75% increase in sales of the Company's diagnostic test kits for the detection of vomitoxin. In early July, 1996, a large portion of midwest winter wheat was found to contain high levels of vomitoxin due to cool, rainy weather conditions during the flowering stages of the grain. Although sales of vomitoxin test kits should continue to run higher than the prior year for the remainder of fiscal 1997, it is unlikely that sales will continue at the pace experienced in the first six months. However, sales of other diagnostic test kits to detect natural toxins increased $424,000 or 30% during the first six months due to overall market growth in the grain, feed, and nut markets for these products.

The Company also experienced an increase in sales of $220,000 or 219% for test systems to detect E. coli 0157:H7 and salmonella as a result of a growing demand for test kits to detect micro-organisms. Management believes that the July, 1996 announcement of new inspection and safety regulations for the meat and poultry industry scheduled to begin implementation in January, 1997, will have a positive effect on future sales.

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

The decline in contract revenues for the first six months of this year was primarily due to scheduled completion in the second quarter of last year of two contracts with the United States Department of Agriculture. It is common for contract revenues to fluctuate from year to year depending on timing and terms of the contracts.

Cost of goods sold increased $477,000 or 19% as a direct result of the overall increase in product sales. Expressed as a percentage of sales, cost of goods sold was 39% in the first six months of fiscal 1997 compared to 42% in the first six months of fiscal 1996. This improvement was due to a higher sales mix of diagnostic test kits, increased labor productivity, and better utilization of fixed overhead costs for diagnostic products.

Sales and marketing expenses increased $470,000 in the first six months compared to the prior year. Commissions and royalties expense for diagnostic products increased $223,000 in the first six months due to increased sales volume. Expenses for printing, advertising, and promotions related to sales activities for diagnostic products increased $80,000 compared to the prior year. A total of $112,000 was due to higher salaries, fringe, and travel cost associated with the hiring of new salesmen and technical support personnel in anticipation of an increase in diagnostic sales. The remaining increase is primarily due to an increase in the provision for doubtful accounts.

General and administrative expenses were $202,000 higher in the six months ended November 30, 1996 than the six months ended November 30, 1995. Bonus accruals increased $75,000 compared to last year based on improved operating performance. Michigan Single Business Tax was $16,000 higher than the prior year due to increased profitability at the Company's Lansing, Michigan operations. Salaries for clerical and accounting personnel increased $38,000 due to higher sales volume. Several other categories of expense also increased in the first six months including telephone ($13,000), travel ($14,000), consulting ($16,000), and legal and professional fees ($24,000).

Although research and development expense was virtually unchanged in the first six months this year compared to the first six months last year, management believes that research and development is critical to the Company's future. Accordingly, the Company expects its annual research and development expense will approximate the same levels, expressed as a percentage of revenue, as experienced in prior years.

Other income for the first six months increased $87,000, all of which occurred in the second quarter ended November 30, 1996. During this quarter, the Company completed a public offering of common stock. A portion of the proceeds from the offering was used to pay down short-term bank borrowings resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities which resulted in higher interest income.

The Company earned $.16 per share in the six months ended November 30, 1996 as compared to $.06 per share in the same period last year. This significant improvement is primarily due to the substantial increase in sales volume compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

At November 30, 1996, the Company had $11,956,000 in cash and marketable securities, working capital of $16,268,000, and stockholders' equity of $19,973,000. In addition, the Company has bank lines of credit totaling $2,500,000 with nothing borrowed against these lines as of November 30, 1996. Cash and marketable securities increased $10,406,000 during the first six months primarily as a result of the public offering of the Company's common stock completed on October 22, 1996 (See Note C to Unaudited Consolidated Financial Statements.)

Accounts receivable were $452,000 higher at November 30, 1996 than at May 31, 1996. A total of $351,000 of the increase is due to increased sales volume of diagnostic products. Receivables for veterinary instruments were up $101,000 at November 30, 1996 due exclusively to strong sales during the last two weeks of November. Inventories increased only 4% at November 30, 1996, partially due to normal increase in veterinary instrument inventory levels during the second quarter in anticipation of higher sales volume which traditionally occurs in the third quarter, and partially due to increased inventory levels to handle the higher sales volume for diagnostic test kits to detect natural toxins. The increase in other current assets was primarily the result of an increase in prepaid insurance and professional fees at November 30, 1996.

The increase in accounts payable is partially due to higher trade payables for inventory at November 30, 1996 compared to May 31, 1996 and also the result of an overall increase in vendor activity due to increased sales volume. Accruals for restructuring charges are expected to decline throughout fiscal 1997 as the Company pays or settles these liabilities. Other accrued liabilities increased $237,000 due to increased accruals for taxes, royalties, commissions and bonuses, all of which are the result of increased sales and improved operating performance.

The Company did not borrow any additional funds during the first six months and made scheduled payments on long-term debt totaling $35,574. In addition, the Company used $1,029,000 of proceeds from a public offering of its common stock to pay off existing short-term borrowings on two separate bank lines of credit at the end of October, 1996. Neogen expended approximately $273,000 in the first six months for additions to property, equipment, and other assets. At November 30, 1996, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for fourteen of its last fifteen quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at November 30, 1996, along with its available bank lines of credit, will be sufficient to fund activities for the foreseeable future.

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

          Exhibit 27 - Financial Data Schedule

   (b)    Reports On Form 8-K Filed In Quarterly Period Ended November 30,
          1996.

          The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOGEN CORPORATION



January 10, 1997              /s/ James L. Herbert
------------------------      ---------------------------------
Date                          James L. Herbert
                              President



January 10, 1997              /s/ Lon M. Bohannon
-------------------------     ---------------------------------
Date                          Lon M. Bohannon
                              Vice President-Chief Financial
                              Officer

                                 EXHIBIT INDEX

                            Exhibits Filed Herewith


Exhibit No.              Description

   11          Statement Regarding Computation Of Earnings Per Share

   27          Financial Data Schedule