Form 10QSB
period 1997-02-28
NEOGEN CORP
filed 1997-04-11
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended:  FEBRUARY 28, 1997

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

               6,110,008 SHARES WERE OUTSTANDING ON APRIL 1, 1997

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (unaudited)

         Consolidated balance sheets--February 28, 1997 and May 31, 1996.

         Consolidated statements of operations--Three months ended February 28, 1997 and 1996; nine months ended February 28, 1997 and 1996.

         Consolidated statements of stockholders' equity--Nine months ended February 28, 1997 and 1996.

         Consolidated statements of cash flows--Nine months ended February 28, 1997 and 1996.

         Notes to consolidated financial statements--February 28, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



ASSETS                                            FEBRUARY 28                     MAY 31
                                                      1997                         1996
                                                ----------------             ----------------
CURRENT ASSETS
 Cash and equivalents                           $        342,656             $        625,992
 Marketable securities                                12,190,304                    1,557,041
 Net accounts receivable                               2,033,267                    1,643,181
 Inventories                                           3,556,705                    3,378,671
 Other current assets                                    350,636                      318,882
                                                ----------------             ----------------
                         TOTAL CURRENT ASSETS         18,473,568                    7,523,767

NET PROPERTY AND EQUIPMENT                             1,519,968                    1,381,788

INTANGIBLE AND OTHER ASSETS
 Goodwill, net of accumulated amortization             2,011,303                    2,034,153
 Other assets, net of accumulated amortization           516,903                      591,436
                                                ----------------             ----------------
                                                $     22,521,742             $     11,531,144
                                                ================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable and current maturities
   of long-term notes payable                   $         71,147             $      1,115,093
 Accounts payable                                        759,819                      497,502
 Restructuring charges                                    49,647                      217,794
 Accrued compensation and benefits                       546,909                      369,788
 Accrued liabilities                                     245,131                       88,878
                                                ----------------             ----------------
                TOTAL CURRENT LIABILITIES              1,672,653                    2,289,055

LONG-TERM NOTES PAYABLE                                  225,557                      278,918

OTHER LONG-TERM LIABILITIES                              105,467                      105,467

STOCKHOLDERS' EQUITY
Common stock:
  Par value $.16 per share, 10,000,000
  shares authorized, 6,110,008 shares
  issued at February 28, 1997; 4,559,260
  shares issued at May 31, 1996                          977,601                      729,482
Additional paid in capital                            23,936,029                   13,841,617
Retained-earnings deficit                             (4,395,565)                  (5,713,395)
                                                ----------------             ----------------
                                                      20,518,065                    8,857,704
                                                ----------------             ----------------
                                                $     22,521,742             $     11,531,144
                                                ================             ================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES





                                        Three Months Ended February 28                Nine Months Ended February 28
                                           1997                 1996                     1997                1996
                                      ------------          ------------            -------------       --------------
REVENUES
 Sales                                $  3,579,457          $  3,306,602            $  11,360,260       $    9,353,068
 Contract revenues                           7,253                23,473                   22,535              137,766
                                      ------------          ------------            -------------       --------------
                                         3,586,710             3,330,075               11,382,795            9,490,834


EXPENSES
 Cost of goods sold                      1,478,867             1,621,178                4,512,765            4,177,957
 Sales and marketing                       977,236               856,802                3,226,684            2,636,311
 General and administrative                520,724               444,273                1,614,669            1,343,566
 Research and development                  321,655               269,531                  988,004              939,073
                                      ------------          ------------            -------------       --------------
                                         3,298,482             3,191,784               10,342,122            9,096,907
                                      ------------          ------------            -------------       --------------

INCOME FROM OPERATIONS                     288,228               138,291                1,040,673              393,927

OTHER INCOME (EXPENSE)
Interest income                            165,948                19,241                  267,004               52,558
Interest expense                            (6,720)              (40,926)                 (59,880)            (116,666)
Other                                       80,175                21,576                  127,933               79,841
                                      ------------          ------------            -------------       --------------
                                           239,403                  (109)                 335,057               15,733
                                      ------------          ------------            -------------       --------------

INCOME BEFORE INCOME TAXES                 527,631               138,182                1,375,730              409,660

INCOME TAXES                                23,300                12,800                   57,900               26,400
                                      ------------          ------------            -------------       --------------
     NET INCOME                       $    504,331          $    125,382            $   1,317,830       $      383,260
                                      ============          ============            =============       ==============

NET INCOME PER SHARE - (NOTE B)       $       0.08          $       0.03            $        0.24       $         0.08
                                      ============          ============            =============       ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                                 Common Stock
                                        -------------------------------                  Additional               Retained-
                                         Number                                           Paid-In                 Earnings
                                        of Shares              Amount                     Capital                 Deficit
                                        ---------            ----------                 ------------           ------------
Balance at June 1, 1996                 4,559,260            $  729,482                 $ 13,841,617           $ (5,713,395)
 Exercise of warrants                       1,782                   285                        8,304
 Exercise of options                       47,866                 7,658                      124,928
 Public offering - (Note C)             1,500,000               240,000                   10,075,090
 Issuance of common shares                  1,100                   176                        4,840
 Repurchase of warrants                                                                     (118,750)
 Net income for the
   nine months ended
   February 28, 1997                                                                                              1,317,830
                                        ---------            ----------                 ------------           ------------

Balance at February 28, 1997            6,110,008            $  977,601                 $ 23,936,029           $ (4,395,565)
                                        =========            ==========                 ============           ============



Balance at June 1, 1995                 4,460,027            $  713,604                 $ 13,592,684           $ (5,469,856)
 Exercise of warrants                      39,933                 6,389                      118,601
 Exercise of options                       55,500                 8,880                      118,540
 Net income for the
  nine months ended
  February 28, 1996                                                                                                 383,260
                                        ---------            ----------                 ------------           ------------

Balance at February 28, 1996            4,555,460            $  728,873                 $ 13,829,825           $ (5,086,596)
                                        =========            ==========                 ============           ============




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                              Nine Months Ended February 28
                                                                 1997               1996
                                                              -----------      ------------
OPERATING ACTIVITIES:
Net income                                                    $ 1,317,830      $    383,260
Adjustments to reconcile net income to net cash
      provided from operating activities:
       Depreciation and amortization                              418,042           407,492
Changes in operating assets and
      liabilities:
       Accounts receivable                                       (390,086)         (425,927)
       Inventories                                               (178,034)              160
       Other current assets                                       (31,754)           38,902
       Accounts payable                                           262,317            14,104
       Other accrued expenses                                     165,227            42,296
                                                              -----------      ------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES:                    1,563,542           460,287

INVESTING ACTIVITIES:
  Purchase of property and equipment
      and other assets                                           (405,717)         (392,988)
  Purchase of marketable securities                           (32,985,923)       (2,684,616)
  Proceeds from sale of marketable securities                  22,352,660         2,750,047
  Acquisition of business                                         (53,122)         (680,056)
                                                              -----------      ------------

NET CASH USED IN INVESTING ACTIVITIES                         (11,092,102)       (1,007,613)

FINANCING ACTIVITIES:
  Net proceeds (payments) on short-term borrowings             (1,043,946)          260,000
  Payments on long-term borrowings                                (53,361)          (67,439)
  Proceeds from issuance of common stock - (Note C)            10,342,531           252,411
                                                              -----------      ------------


NET CASH PROVIDED FROM FINANCING ACTIVITIES                     9,245,224           444,972
                                                              -----------      ------------

DECREASE IN CASH AND EQUIVALENTS                                 (283,336)         (102,354)

Cash and equivalents at beginning of period                       625,992           992,281
                                                              -----------      ------------

CASH AND EQUIVALENTS AT END OF PERIOD                         $   342,656      $    889,927
                                                              ===========      ============




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 Unaudited Consolidated Financial Statements have been reclassified to conform to the 1997 presentation. The results of operations for the nine months ended February 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1997. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1996 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1996.

NOTE B - NET INCOME PER SHARE

The net income per share amounts for 1997 and 1996 are based on the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations.

NOTE C - STOCKHOLDERS EQUITY

On October 22, 1996, the Company sold to the public 1,500,000 shares of common stock at a price of $7.50 per share. The net proceeds to the Company, after deducting underwriting commissions and other expenses of the offering were approximately $10,315,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1996.

Total revenues for the quarter ended February 28, 1997 were $257,000 or 8% higher than the same quarter in 1996. A 23% increase in sales of diagnostic products was partially offset by an 18% decline in veterinary instrument sales and lower research revenues.

The increase in diagnostic sales for the quarter was primarily due to a $334,000 or 31% increase in demand for test kits sold to the grain, feed, and nuts market to detect naturally occurring toxins such as vomitoxin and aflatoxin. Sales of diagnostic test kits to detect human infections contributed $91,000 to sales growth, an increase of 69% over same quarter last year.

Diagnostic test systems sold to the meat and poultry markets for the detection of bacteria increased approximately $72,000 or 78% in the quarter. Management believes that sales to the meat and poultry industry will continue to grow partially as a result of new safety and inspection regulations scheduled to be implemented over the next several years.

Veterinary instrument sales were down $211,000 in the quarter, primarily due to lower demand for obstetrical products compared to the prior year. In management's opinion, lower grain prices and higher cattle prices should result in improved economic conditions for the cattle markets within the next 3 to 6 months and have a positive impact on instrument sales. Contract revenues declined $16,000 compared to last year because the Company has had fewer research grants in 1997 than in 1996.

Cost of goods sold actually declined for the quarter despite an overall increase in sales. This was primarily due to a high mix of diagnostic products with very low manufacturing costs. As a result, cost of goods sold was 41% in the quarter compared to 49% in the same quarter last year.

Sales and marketing expenses increased $121,000 or 14% in the three months ended February 28, 1997 compared to the same period in 1996. Commissions and royalties expense for diagnostic products increased $51,000 in the quarter due to increased sales volume. Salaries, fringe, and travel costs for new sales and technical support personnel hired in the current fiscal year were $97,000 higher than last year. The increases in these areas were partially offset by $29,000 lower expense for printing, advertising and promotion.

General and administrative expenses were $76,000 higher in the quarter ended February 28, 1997 than the quarter ended February 28, 1996. Improved operating performance, increased sales volume, and an overall increase in corporate business activity resulted in higher expense for several categories including salaries and wages ($20,000), travel cost ($3,000), investor relations ($12,000), telephone ($4,000), Michigan Single Business Tax ($7,000), and legal and professional fees ($26,000).

Research and development expense increased $52,000 in the third quarter compared to the prior year. A total of $20,000 of the increase pertained to higher salaries, fringe and supplies for the development of new diagnostics kits to be sold to the meat and poultry industry. The remaining increase was the result of higher costs in support of various research projects for diagnostic products and veterinary instruments. Higher expense was incurred in several categories including consulting ($5,000), regulatory approvals ($6,000), supplies ($6,000), consulting ($4,000), contracted services ($4,000) and salaries ($5,000).

Other income increased $240,000 in the third quarter compared to the same period last year. A portion of the proceeds from a public offering completed in the second quarter was used to pay down short-term bank borrowings resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities resulting in an increase in interest income. In addition, the Company's share of royalties paid to an affiliated partnership was higher in the third quarter than last year.

Due to higher gross margins from increased sales volume for diagnostic products and an increase in other income in the third quarter, the Company posted net income of $.08 per share compared to $.03 per share in the same period last year.

NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1996.

Total revenues for the nine months ended February 28, 1997 were $1,892,000 or 20% higher than the same period in 1996. Sales of diagnostic products were up $2,301,000 in the first nine months representing an increase of 35% while sales of veterinary instruments declined $293,000 or 11%. Contract revenues decreased $115,000.

The significant increase in diagnostic product sales was primarily due to a $1,045,000 or 60% increase in sales of the Company's diagnostic test kits for the detection of vomitoxin. In early July, 1996, a large portion of midwest winter wheat was found to contain high levels of vomitoxin due to cool, rainy weather conditions during the flowering stages of the grain. Although sales of vomitoxin test kits should continue to run higher than the prior year for the remainder of fiscal 1997, it is unlikely that sales will continue at the pace experienced in the first nine months. Sales of other diagnostic test kits to detect natural toxins increased $605,000 or 30% during the first nine months due to overall market growth in the grain, feed, and nut markets for these products.

The Company also experienced an increase in sales of $292,000 or 148% for test systems to detect E. coli 0157:H7 and salmonella as a result of a growing demand for test kits to detect micro-organisms. Management believes that new inspection and safety regulations for the meat and poultry industry scheduled to be implemented over the next several years will have a positive effect on future sales.

During the first nine months, the Company also generated increases in sales of diagnostic tests to detect human infections ($188,000) and increases in sales of a product line sold to the professional equine market ($209,000).

The decline in veterinary instrument sales was due to depressed economic conditions in cattle markets resulting in lower overall demand for durable veterinary instruments. Recently, cattle prices have improved while grain prices have decreased. Management believes that the combination of these factors will result in improved markets for its veterinary instrument division within the next 3 to 6 months.

The decline in contract revenues for the first nine months of this year was primarily due to scheduled completion in the second quarter of last year of two contracts with the United States Department of Agriculture. It is common for contract revenues to fluctuate from year to year depending on timing and terms of the contracts.

Costs of goods sold increased $335,000 or 8% as a direct result of the overall increase in product sales. Expressed as a percentage of sales, cost of goods sold was 40% in the first nine months of fiscal 1997 compared to 45% in the first nine months of fiscal 1996. This improvement was due to a higher sales mix of diagnostic test kits, increased labor productivity, and better utilization of fixed overhead costs for diagnostic products.

Sales and marketing expenses increased $591,000 in the first nine months compared to the prior year. Commissions and royalties expense for diagnostic products increased $274,000 in the first nine months due to increased sales volume. A total of $205,000 was due to higher salaries, fringe, and travel cost associated with the hiring of new salesmen and technical support personnel in anticipation of an increase in diagnostic sales. The remaining increase is primarily due to an increase in the provision for doubtful accounts.

General and administrative expenses were $271,000 higher in the nine months ended February 28, 1997 than the nine months ended February 28, 1996. Bonus accruals increased $87,000 compared to last year based on improved operating performance. Michigan Single Business Tax was $23,000 higher than the prior year due to increased profitability at the Company's Lansing, Michigan operations. Salaries and fringe for clerical and accounting personnel increased $53,000 due to higher sales volume. Several other categories of expense also increased in the first nine months including telephone ($18,000), travel ($17,000), consulting ($12,000), legal and professional fees ($50,000) and investor relations ($19,000).

The $49,000 increase in research and development expense is primarily due to higher salaries as a result of increased staffing to support the Company's overall research activities. Management believes that research and development is critical to the Company's future. Accordingly, the Company expects its annual research and development expense will approximate the same levels, expressed as a percentage of revenue, as experienced in prior years.

Other income for the first nine months increased $319,000 all of which occurred in the second and third quarters. During the second quarter, the Company completed a public offering of common stock. A portion of the proceeds from the offering was used to pay down short-term bank borrowings resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities which resulted in higher interest income. In addition, the Company's share of royalties paid to an affiliated partnership increased significantly in the second and third quarter.

The Company earned $.24 per share in the nine months ended February, 28, 1997 compared to $.08 per share in the same period last year. This significant improvement is primarily due to the substantial increase in sales volume compared to the prior year along with the increase in other income.

FINANCIAL CONDITION AND LIQUIDITY

At February 28, 1997, the Company had $12,533,000 in cash and marketable securities, working capital of $16,801,000, and stockholders' equity of $20,518,000. In addition, the Company has bank lines of credit totaling $2,500,000 with nothing borrowed against these lines as of February 28, 1997. Cash and marketable securities increased $10,350,000 during the first nine months primarily as a result of the public offering of the Company's common stock completed on October 22, 1996 (See Note C to Unaudited Consolidated Financial Statements).

Accounts receivable were $390,000 higher at February 28, 1997 than at May 31, 1996. A total of $ 292,000 of the increase is due to increased sales volume of diagnostic products. Receivables for veterinary instruments were up $98,000 at February 28, 1997 due exclusively to strong sales during the last week of February. Inventories increased only 5% at February 28, 1997, partially due to an increase in veterinary instrument inventory levels for obstetrical products during the third quarter, and partially due to increased inventory levels to handle the higher sales volume for diagnostic products. The increase in other current assets was primarily the result of an increase in prepaid insurance and professional fees at February 28, 1997.

The increase in accounts payable is partially due to higher trade payables for inventory at February 28, 1997 compared to May 31, 1996 and also the result of an overall increase in vendor activity due to increased sales volume. Accruals for restructuring charges are expected to decline throughout fiscal 1997 as the Company pays or settles these liabilities. Other accrued liabilities increased $333,000 primarily due to increased accruals for taxes, royalties, commissions and bonuses, all of which are the result of increased sales and improved operating performance.

The Company did not borrow any additional funds during the first nine months and made scheduled payments on long-term debt totaling $53,361. In addition, the Company used $1,029,000 of proceeds from a public offering of its common stock to pay off existing short-term borrowings on two separate bank lines of credit at the end of October, 1996. Neogen expended approximately $406,000 in the first nine months for additions to property, equipment, and other assets. At February 28, 1997, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for fifteen of its last sixteen quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at February 28, 1997, along with its available bank lines of credit, will be sufficient to fund activities for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit Index

         Exhibit 4 - Instruments defining the rights of security holders
          - incorporated by reference from Exhibit 3 (a) (2) of the Second Amendment to the Form S-18 Registration Statement filed on August 22, 1989.

         Exhibit 11 - Statement regarding computation of earnings per share.

         Exhibit 27 - Financial Data Schedule

    (b)  Reports On Form 8-K Filed In Quarterly Period Ended February 28,
         1997.

         The Company did not file any reports on Form 8-K in the quarterly period ended February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NEOGEN CORPORATION




April 9, 1997                    /s/ James L. Herbert
-------------                    ----------------------------------------
Date                             James L. Herbert
                                 President



April 9, 1997                    /s/ Lon M. Bohannon
-------------                    ----------------------------------------
Date                             Lon M. Bohannon
                                 Vice President - Chief Financial Officer

                                EXHIBIT INDEX

                           Exhibits Filed Herewith




Exhibit No.                  Description
-----------                  -----------

   11                  Statement Regarding Computation Of Earnings Per
                       Share

   27                  Financial Data Schedule