Form 10KSB
period 1997-05-31
NEOGEN CORP
filed 1997-08-21
CIK 711377

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For fiscal year ended MAY 31, 1997
                                      OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________.

                       Commission File Number:  0-17988

                              NEOGEN CORPORATION
                (Name of small business issuer in its charter)

MICHIGAN                                                     38-2367843
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

620 LESHER PLACE, LANSING, MICHIGAN                          48912
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days.  YES  X   NO
___

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The issuer's revenue for its most recent fiscal year was $15,259,423.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1997 was $34,883,954 based on the closing price as reported by the NASDAQ National Market.


                   THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

         As of August 11, 1997, registrant had outstanding  6,118,008 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 9, 1997 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Neogen Corporation develops, manufactures, and markets a diverse line of products used to provide solutions for safety and improved quality in food, agriculture and pharmacologics. The Company's products are grouped into two areas, diagnostic test kits and veterinary instruments. The Company's diagnostic test kits aid in the detection of foodborne bacteria, natural toxins, drug residues, pesticide residues, plant disease infections and quality aspects. These diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than many of the conventional diagnostic methods currently being used.

         The Company has developed and markets over 140 diagnostic test kits used in food safety, plant disease detection, animal health, pharmacologic research and a limited number of products for human clinical use. These tests are generally immunoassay products that rely on the Company's proprietary antibodies capable of the detection of residues allowing for rapid and accurate test results. All of the Company's diagnostic test kits are disposable, single use products. The Company has developed its diagnostic test kits so they can be utilized across multiple market segments.

         The Company's Ideal Instruments subsidiary manufactures and markets over 250 different veterinary instrument products used to administer animal health and in obstetrics and surgery. The veterinary instrument product line assists in the promotion of animal health principally through the delivery of more precise drug treatments such as antibiotics and vaccines and is aimed at reducing potential residues in meat and milk while improving animal production efficiency.

         The Company's vision is to become a world leader in diagnostic development and marketing. To meet this vision, the Company has developed a growth strategy consisting of the following elements: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances.

         The Company was formed as a Michigan corporation in June 1981 and actual operations began in 1982. The Company's principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595 and its telephone number is (517) 372-9200.

RECENT DEVELOPMENTS

New Products

         In July, 1997, the Company announced the release of the Reveal(R) Bio-Plate test system. This diagnostic test system will be used within the food industry to detect general E.coli. Testing for this bacteria is mandated by new USDA/FSIS regulations. The total market for general E.coli tests is estimated to be in excess of $10 million and is expected to grow a rate of 20 percent per year.

         On June 25, 1997, the Company introduced a new diagnostic test kit for the detection of listeria. The Reveal(R) for Listeria Test System utilizes the Oxoid(R) test device and Neogen's unitized enrichment media. Listeria is a bacteria found in many different types of foods including meat, eggs, dairy, chicken, seafood and vegetables. Management believes testing for listeria is widespread and growing.

         On March 24, 1997, the Company announced the introduction of a new veterinary instrument marketed under the name Pro-Pistol(TM). This revolutionary pistol grip syringe has a unique ergonomic design and is produced from alloy metals making it 40% lighter than other syringes. Market acceptance in the first five months after introduction exceeded management's expectations.

         In December 1996, the Company announced the EPM testing service for equine veterinarians. EPM affects the central nervous system of a horse and can be fatal. EPM testing provides an added service within the Company's professional equine group which has grown 500% per year since 1993.

New U.S. Meat and Poultry Regulations

         Federal regulations concerning food safety and food adulteration have had a favorable impact on the sales of several of the Company's diagnostic products, and management believes this impact will be even greater in the future. In July 1996, the U.S. Department of Agriculture's Food Safety Inspection Service adopted a final rule governing federally inspected meat and poultry processing plants, and businesses outside the U.S. which export meat and poultry into the U.S. This rule and accompanying regulations will require mandatory testing for a number of hazardous adulterants that may affect the safety of meat and poultry. Implementation of these regulations have begun and will continue to be phased in over the next several years. Management expects them to have a positive impact on sales of several of the Company's diagnostic test kits, such as the Reveal BioPlate.

New U.S. Seafood Regulations Issued

         In December 1995, the U.S. Food and Drug Administration issued a final rule concerning the procedures required for safe and sanitary processing and importing of fish and fishery products. This rule and accompanying regulations have had no material effect on the Company's diagnostic revenues to this point, since the rule does not become effective until December 1997. However, management believes these regulations could have a positive impact on future sales for its seafood marketing group.

Salmonella Test Approved

         In September 1996, the Company was awarded an approval and certification for its diagnostic test kit for the detection of salmonella by the Association of Official Analytical Chemists -- Research Institute. This is a third party test validation organization which is recognized on a worldwide basis. Management believes this certification will further enhance sales of this disposable diagnostic test kit.

New Distributorships Signed

         In September 1996, the Company entered into a distribution agreement with Merck KGaA to become the exclusive distributor to the U.S. food processing industry for that company's test to determine the level of plant sanitation. Marketed under the trade name Hy-Lite(R), the test detects the presence of any living cells as an indication of whether processing equipment and other surfaces have been properly cleaned and sanitized. The test requires less than 10 minutes to conduct and is portable enough to be used at the site where cleaning is taking place.

         In October 1996, Neogen entered into an agreement with Orion Diagnostica of Finland to distribute Hygicult(R) microbiological tests to the food industry. The agreement gives Neogen the rights to market four different tests for microbiological contamination. The tests provide users with a simple method for thorough sanitation monitoring during the production process.

Share Repurchase Program

         In June 1997, the Company announced that it would repurchase up to 250,000 shares of its outstanding common stock. The share repurchase program was put in place because management and Neogen's Board of Directors believe that the Company's shares are undervalued from time to time by the market. The shares will be repurchased on the open market or in negotiated transactions, depending upon market conditions and other factors. Accordingly, there is no guarantee as to the exact number of shares to be repurchased.

Restructuring Program

         In June 1996, the Company announced a restructuring program for certain operating divisions. As part of the restructuring plan, the Company discontinued its electronic instrument operations and implemented a reorganization of sales and marketing activities related to veterinary instruments. The restructuring program was designed to better position the Company over the long term to compete more efficiently and increase market share. In connection with the restructuring plan, the Company incurred a one-time charge of $695,000, or $.15 per share, in the fourth quarter of fiscal 1996. See Note 3 of the Notes to Consolidated Financial Statements.

ACQUISITIONS

         A part of the Company's growth strategy has been to acquire products and businesses that provide the Company with access to technology or products with which to expand its core business. Since 1982, the Company has made several such acquisitions. The information below summarizes acquisitions completed in the past two years.

Triple Crown

         Effective July 1, 1997, the Company acquired substantially all of the assets of Triple Crown, a division of W.J. Bartus, Inc. Neogen is in the process of relocating the business to its facilities in Lexington, Kentucky. The products and technologies acquired have been merged into the Company's professional equine division and are expected to add approximately $1,800,000 in new sales in the first 12 months following acquisition. See Note 4 of the Notes to Consolidated Financial Statements.

International Diagnostic Systems Corporation

         In June 1995, the Company acquired certain assets of International Diagnostic Systems Corporation of St. Joseph, Michigan. The Company acquired inventory and technology for 35 different diagnostic tests used to detect drugs of abuse in animals. The business was moved to the Company's facilities in Lexington, Kentucky.

BUSINESS STRATEGY

         The Company's vision is to become a worldwide leader in offering solutions for safety and improved quality in food, agriculture and pharmacologics. The Company expects to expand its diagnostics and detection products and increase its market penetration of veterinary instruments with a focus on new delivery devices to minimize animal trauma and reduce the likelihood of drug residues in meat and milk products. The Company's strategy to achieve these objectives includes the following:

                    * Increased Sales of Existing Products. The Company will continue to expand its product offering in multiple market segments. The Company focuses on selling its products into seven market segments: grain, nut and spice processors; meat, poultry and egg processors; seafood processors; animal producers; fruit and vegetable producers/processors; human clinical and pharmacologic research; and private and public laboratories. The Company has generally developed its diagnostic test kits so they can be utilized across multiple market segments.

                    * Introduction of New Products. The Company has a continued commitment to research and development programs and has invested approximately 9% of revenues in this area over the past two years. The Company plans to continue to leverage its own internal research and development efforts through strategic relationships with other organizations and important government contracts and grants. The majority of the Company's new product development is focused on expanding disposable product offerings to the Company's current markets.

                    * Expansion of International Sales. The Company believes that the demand outside the United States for disposable diagnostic test kits such as those manufactured by the Company is at least equal to demand in the United States. As such, the Company will continue to emphasize international sales as an important factor in its growth. The Company is developing distribution channels to take advantage of these markets where there is a growing need for diagnostic test kits such as those manufactured by the Company.

                    * Acquisitions And Strategic Alliances. In the past, the Company has expanded its product offerings and technology base through several acquisitions. It also seeks to expand its products through licensing and distribution agreements. The Company plans to continue to aggressively pursue strategic acquisitions, and licensing and distribution agreements to enhance its position in its existing markets where it is more cost effective to use these strategies rather than to rely solely on internal development of new products.

INDUSTRY OVERVIEW

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

         Industry consulting groups have estimated the total market for testing of food and environmental safety will be in the range of $500 million within the next several years. They estimate that a significant portion of this potential market is represented by firms not testing and tests that are not currently being conducted. Another significant portion of the market is represented by older, traditional methods utilizing laborious microbiological techniques, or time consuming, and expensive, chemical analysis. Management believes that a significant portion of this market potential will shift to rapid, easy to use and inexpensive, test systems such as those produced by the Company.

COMPANY MARKETS

         The Company has focused its strategy on the food safety market.   The
Company is marketing and developing several types of diagnostic tests to aid each of the individual food market areas in detecting natural toxins, drug residues, foodborne bacteria, pesticide residues, disease infections and quality aspects. The Company's products are sold into the following seven definable market segments:

         Grain, nut and spice processors. Corn, wheat, barley, oats, milo, rice, oil seeds and various other minor grain products become the principal ingredient for a multitude of food industries. A large variety of nuts, along with spices, chocolate, coffee and tea, are also universally consumed. The safety of these ingredients is a significant source of concern for snack food producers, pasta manufacturers, flour millers, animal feed processors, bakeries, baby food producers, brewers, distillers and cereal manufacturers, just to name a few of those whose livelihood depends upon the abundance of safe ingredients.

         The Company's diagnostic tests are used throughout these industries to monitor for the presence of harmful natural toxins, pesticides and foodborne bacteria. The Company generally defines this market as being from the time the products leave the farm gate until they reach the consumer's plate.

         Management believes it is the leader in the sale of disposable diagnostic tests to the grain, nut and spice industries and has a larger selection of products available to these industries than any of its competitors.

         Meat, Poultry and Egg Processors. According to the U.S. Department of Agriculture, there are approximately 114 million cattle, hogs and lambs slaughtered in the U.S. each year and over 840 million chickens are processed in the U.S. annually. The principal concern for meat, poultry and egg safety is contamination by foodborne bacteria.

         Management believes that the meat and poultry group has the best opportunity currently to contribute to the Company's growth. The Company offers tests for the bacteria E. coli O157:H7 and general E. coli, salmonella, listeria, and several tests to determine the general level of plant sanitation.

         A major reorganization in testing procedures by the U.S. Department of Agriculture's Food Safety Inspection Service was announced in July 1996. Implementation of these new regulations began in January 1997 for all meat and poultry plants in the U.S. according to an adoption schedule that will continue through January 2000. These new regulations will mandate certain bacteria testing by all inspected plants, and the programs will encourage the use of a number of other rapid tests, such as those produced by the Company.

         Seafood Processors. Seafood is known to cause foodborne illnesses as a result of both natural toxins and bacteria. At present, the U.S. seafood industry does not have mandatory inspection requirements before its products can be marketed. However, in December 1995, the U.S. Food and Drug Administration issued final rules that will establish mandatory inspection programs for this industry in the U.S. Though the final rules will not be in full force until December 1997, the industry is now beginning to implement quality control procedures that will include the use of rapid diagnostic tests. The Company's tests for this market include a general sanitation rapid test as well as tests used to detect the presence of salmonella, listeria, and histamine, which can result in serious illness or death.

         A significant portion of the world's seafood supply now comes from aquaculture production rather than wild harvest. These producers and processors must also be concerned about the possibilities of pesticide contamination from runoff water into their production areas and residues of drugs that may have been used to ensure fish health during the production process.

         Animal Producers. The animal production industry promotes food safety even while the animal is inside the farm gate. The Company's Ideal Instruments subsidiary manufacturers and markets 250 different products that are used to administer animal health. Developed to provide more precise drug delivery, these instruments help minimize the presence of animal health drugs that might find their way into the meat and milk supply.

         The Company also markets a vaccine, specialized testing service, and a line of premium healthcare products that are sold to the professional equine market. The Company's line of diagnostic tests to detect drugs in animals are sold virtually throughout the world to detect the presence of drugs of abuse in racing animals. Most racing jurisdictions perform post-race tests on horses and greyhounds to make certain the animals' performance was not altered intentionally by some drug.

         Many integrated poultry and livestock producers also use the Company's diagnostic tests to detect harmful residues in animal feeds. These residues can affect overall production efficiencies.

         Fruit and Vegetable Producers/Processors. As with animals, significant portions of food safety begin inside the farm gate where plant production takes place. The Company manufactures and markets a group of diagnostic tests that are used by fruit and vegetable producers as well as greenhouse and ornamental plant producers to detect the presence of certain infectious diseases. These diseases affect crop production and can play a major role in the quality and safety of the final food products.

         This industry's testing arises from the potential presence of harmful residues that might affect the safety of its products. The residues that require rapid and inexpensive test kits include foodborne bacteria, natural toxins, and pesticides. Several of the Company's products meet these industry needs and others are being developed. The Company began this year building the sales and marketing organization to serve this industry and management expects product demand will grow over the next several years.

         Human Clinical and Pharmacologic Research. The Company sells a limited number of products used in clinical medicine and by the pharmaceutical research industry. Since these products can be manufactured in the same facilities, utilizing the same equipment and personnel, the Company has continued to support this market activity.

         As the Company continues to develop diagnostic tests for the detection of foodborne bacteria, it foresees an opportunity to introduce these products into the human clinical market. For example, the same test used to detect the presence of salmonella in a food product can also be used clinically to determine if a patient is suffering from salmonella infection. The market for human clinical test products is well-established and is served by a number of mature, well-capitalized firms. As a result, the Company does not intend to enter into this market by itself, but expects to pursue opportunities in this market only by means of strategic alliances and joint ventures with companies presently in the market.

         As a part of its immunoassay diagnostics test development programs, the Company has discovered methods to manufacture unique, stable enzymes used in test color development. The Company now markets these products to research laboratories and other commercial diagnostic kit manufacturers around the world.

         The Company does not anticipate being a major factor in these markets. However, its current products are profitable and synergistic to the Company's other manufacturing activities.

         Private and Public Laboratories. Private laboratories purchase diagnostic tests from the Company to provide testing services to most of the market areas indicated in this section. These private laboratories perform tests for firms which do not wish to do their own testing internally. Public laboratories generally use the Company's test for regulatory purposes. As an example, the U.S. Department of Agriculture uses several of the Company's natural toxin test kits to determine the quality and safety of grain products. The Company's test kit for the detection of E. coli O157:H7 is used by the Food Safety Inspection Service to monitor for the presence of this harmful bacteria in a number of laboratory locations. The Company's bacteria tests are used by government animal pathology labs to aid in determining causes of animal health problems, and plant tests are used in regulatory labs to aid in plant quarantine situations.

PRODUCTS

DIAGNOSTIC TEST KITS

         The Company has developed and markets over 140 separate diagnostic test kits used in food safety, plant diseases, animal health, pharmacologic research and a limited number of products for human clinical use. These tests are generally characterized as immunoassay products that rely on the Company's proprietary antibodies capable of detecting specific analytes at the parts per billion levels. Generally, the test kits are single use, faster, less expensive, require less laboratory equipment and less technical capabilities than conventional testing methods.

         Food Safety. Several of the Company's food safety test kits are aimed at the detection of harmful foodborne bacteria. These tests are marketed under the Company's trade name, Reveal(R). Current tests in this one-step simple format are used to detect the presence of salmonella, listeria, and E. coli O157:H7. Neogen also markets a test for general E. Coli under the Reveal name and company scientists are developing test kits for other harmful bacteria that are expected to be completed during the 1998 fiscal year.
Through a marketing agreement with Merck KGaA, the Company has the distribution rights to the U.S. food industry HY-LITE(R), which is used to detect general plant sanitation levels. The Company also has marketing rights from Orion Diagnostica to distribute four different tests for microbiological contamination including yeast and fungi.

         The Company's Veratox(R) and Agri-Screen(R) diagnostic tests are used by the food industry to detect levels of naturally occurring toxins. These products include both qualitative and quantitative tests for aflatoxin, vomitoxin, T-2 toxin, zerealenone, ochratoxin and fumonisin. Other natural toxin tests are being developed to detect toxins of concern in fruits and vegetables.

         The Company's Agri-Screen Ticket(R) test is used by the food industry to detect harmful residues of a large number of plant pesticides.

         Plant Diseases. Marketed under the trade name Alert(R), the Company has several diagnostic tests that are used to detect plant diseases. These quick 10 minute tests identify the presence of Pythium, Phytophthora, Rhizoctonia, Xanthamonas, and Sclerotina. The kits are used as an early detection device, and as a tool to limit fungicide applications.

         Animal Health. Under the ELISA Technologies(R) trade name, the Company markets over 50 high sensitivity immunoassay tests for drugs of abuse in animals and residues in meat. These include tests for narcotic analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. ELISA Technologies also provides a testing service for equine veterinarians to detect EPM which affects the central nervous system of horses and can be fatal. In addition, ELISA markets Bot Tox B, the only USDA approved vaccine for the prevention of Type B botulism in horses.

         The Company also has developed a test kit for the detection of a proprietary drug used to control internal parasites. This test kit allows poultry producers to monitor for the effective level of this drug as a feed additive. The Company's tests for bacteria and natural toxins are also used by producers to ensure animal health.

         Other Diagnostic Tests. Marketed under the AMPCOR(R) label, the Company has 15 different diagnostic tests used by the human clinical market for the detection of serology disorders and a sexually transmitted disease.

         Sold under its ELISA Technologies trade name, the Company has several products used for the detection of biologically active substances in humans by researchers and pharmaceutical companies for biomedical research purposes. These tests are used to detect cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Under the trademarks K-Blue and K-Gold, the Company sells reagents used by others in diagnostic test kit manufacturing.

         Sales of diagnostic products accounted for approximately 70% and 78% of the Company's total revenues for fiscal years 1996 and 1997, respectively.

VETERINARY INSTRUMENTS

         Through its wholly-owned subsidiary Ideal Instruments, Inc. ("Ideal"), the Company markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 250 different products, over half of which are instruments used to deliver animal health products such as antibiotics and vaccines. Most of the remaining instruments are used in obstetrics and surgery. Included among these products is a line of disposable syringes and needles presently custom manufactured and imported by Ideal.

         The veterinary instruments product line is designed to provide better control of animal health products, thereby reducing the likelihood of antibiotic and pharmaceutical residues contaminating meat or milk products. At the same time, the use of quality, high precision delivery instruments helps producers improve efficiency.

         In fiscal years ended May 31, 1996 and 1997, sales of veterinary instruments as a percentage of total revenues were 29% and 22% respectively.

RESEARCH AND DEVELOPMENT

         The Company maintains a strong commitment to research and development. The Company's product development efforts are focused on the enhancement of existing product lines and in development of new products based on the Company's existing technologies. The Company employs 16 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $1.2 million and $1.3 million, representing 10% and 9% of total revenues in fiscal 1996 and 1997, respectively. The Company currently intends to maintain its research and development expenditures at approximately 10% of total revenues.

         The Company has ongoing development projects for new immunoassay diagnostic tests for the food safety and pharamacologics markets, as well as development projects for new and improved veterinary instruments. Current and ongoing research and development projects include:

         U.S. Department of Agriculture Grant. The Company continues to work on a grant from the U.S. Department of Agriculture for the development of a time-temperature test device. This simple device, if perfected, could be used for accurate assessment or monitoring of a fast-food restaurant's cooking process and equipment. Research on this project is expected to be completed in fiscal 1998. There can be no assurance that this product will ultimately be successfully developed or marketed.

         Collaboration with Academic Institutions. Since its inception, the Company has identified a substantial amount of applied research in its area of interest at universities that has been developed by researchers. The Company has worked with over 45 scientific collaborators associated with 17 academic institutions. The Company utilizes these relationships in three strategic ways: (i) the technology is transferred from the scientist or university to the Company for the completion of development from the precursor findings or laboratory prototypes; (ii) the Company seeks out and contracts with university researchers to aid its own staff in a part of the development activities for products previously identified by the Company; and (iii) new products developed by the Company are tested in laboratories on a widespread geographic basis prior to the products' market release. The Company believes its research strategy has enabled it to produce better products, faster and more cost effectively than if the research, development and testing were done exclusively by Company employees in Company facilities.

         Other Collaboration Efforts. Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal 1996 and 1997, royalty payments under these agreements amounted to $579,045 and $771,204, respectively.

SALES AND MARKETING

         The Company has chosen to organize its sales efforts according to market segments rather than by product or geographic orientation. Management believes that this strategy has enhanced revenue growth and market share increases. The Company's sales and technical service organizations understand their customers' businesses and are knowledgeable on how the Company's various products can be used within those industries. Close relationships built with individual customers also help the Company identify new diagnostic test products that can be useful.

         During the fiscal year ended May 31, 1997, the Company had in excess of 1,500 customers for its products. Since many of these customers are distributors, the total number of end users of the Company's products is considerably larger. Sales to international markets in fiscal 1997 accounted for 27% of the Company's consolidated revenues. See Note 11 of the Notes to the Company's Consolidated Financial Statements. No single distributor or customer accounted for more than 10% of the Company's revenues in any of the past three years.

         The Company markets, sells and services its products in more than 75 countries through its own sales force, as well as through distributors in
certain geographic areas.   53 people, or approximately 30% of  the Company's
total employees, are engaged in these sales and marketing activities. The Company operates its sales and distribution organization differently for given markets and products as summarized below:

         Food Diagnostic Products. The Company has separately organized sales forces that focus on the key industries in the food area. This group handles both sales and technical services of the Company's disposable test kits. In the U.S. these products are sold directly to end-users. Sales Organizations are maintained for: grain, nut and spices; meat, poultry and eggs; fruits and vegetables; and seafood.

         Veterinary Instruments. Animal health distribution is well established in most countries of the world. Consequently, the Company markets virtually all of its veterinary instruments through a network of domestic and international distributors. These distributors typically market pharmaceutical and biological products that are companions to veterinary instruments. The Company has a sales force specifically dedicated to sales of the product line through the distributor channels.

         Clinical and Pharmacologic Biomedical Research. The Company does not anticipate being a major factor in the marketing of products used in the human clinical and pharmaceutical research areas. However, several products are included in the Company's array of diagnostic tests as a result of acquisitions. These products are profitable and synergistic to the Company's other manufacturing activities. A separate sales organization is responsible for this product group and sells through distributors and to large end users.

         International Sales. Virtually all of the Company's sales to customers outside of the U.S. and Canada are through distributors who typically market the Company's products as well as other products that are used by the same customer base. The Company's distribution organization is stronger in the South and Central American countries than in Europe or Asia since this geographic area was the Company's first focus. The Company is currently pursuing distribution channels in Europe and Asia to increase sales. The Company does not maintain sales offices outside the U.S.

PROPRIETARY PROTECTION AND APPROVALS

         The Company applies for patents and trademarks whenever appropriate. Since its inception, the Company has acquired and received 16 patents and 32 trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 20 years, beginning in 1997.

         The Company has no material pending litigation as to proprietary rights to its products which poses a significant threat to its operations, and management believes that the Company has adequate protection as to proprietary rights for its products. However, the Company is aware that substantial research in agricultural biotechnology has taken place at universities, governmental agencies and other companies throughout the world and that numerous patent applications have been filed and that and that numerous patents have been issued. In addition, patent litigation (none involving the Company or its products) currently exists with respect to fundamental agricultural biotechnology and biochemistry. Accordingly, there can be no assurance that the Company's existing patents will be sufficient to protect completely the Company's proprietary rights.

         The Company uses trade secrets as proprietary protection in numerous of its diagnostic products. In many cases, the Company has developed unique antibodies capable of detecting residues in minute levels. The supply of these antibodies, and the proprietary techniques utilized for their development, oftentimes offer better protection than the filing of patents. Such proprietary reagents are kept in secure facilities and stored in more than one location to circumvent their destruction by natural disaster.

         One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, the only Company products requiring regulatory approval are Bot Tox-B(R) and serological test kits sold to human clinical laboratories (which were acquired via the Company's acquisition of AMPCOR, Incorporated). On a combined basis, sales for these products amounted to less than 10% of total sales in fiscal year 1997. The Company's strategy is to select products on the fringe of regulatory approval areas which do not require mandatory approval to be marketed.

         The Company does utilize third party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the Association of Official Analytical Chemists, independently administered third-party, multi-laboratory collaborative studies and approvals by the U.S. Federal Grain Inspection Service and the U.S. Food Safety Inspection Service for use of Company products in their own laboratories.

MANUFACTURING

         The Company manufactures its products in Lansing, Michigan, Lexington, Kentucky, Bridgeport, New Jersey, and Schiller Park, Illinois. There are currently 92 full-time employees assigned to manufacturing in these four locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. The Company believes it could double its current output of its two primary product lines using the current space available with minimal amounts of additional capital equipment.

         The Company's Schiller Park, Illinois facility, which is used primarily to manufacture the Ideal veterinary instruments line, is a complete metal working operation with equipment that allows Ideal to go from raw materials, such as brass rod and tubing, to finished instruments with skin-wrapped merchandisable packaging.

         The Lexington, Kentucky facility is devoted exclusively to the manufacture of pharmacological diagnostic test kits, test kits for drug residues and professional equine products marketed by ELISA Technologies. Proprietary antibodies for some of these diagnostic kits were produced at the University of Kentucky under a license and supply agreement. All other manufacturing operations, including preparation of other reagents, quality assurance and final kit assembly, are performed by ELISA Technologies personnel in the Lexington facilities.

         The Bridgeport, New Jersey facility manufactures all of the Company's one-step diagnostic tests for the detection of microorganisms as well as kits sold into the human clinical laboratory market. Proprietary monoclonal and polyclonal antibodies are produced as needed in laboratories at the New Jersey operations. Additional laboratory personnel prepare reagents and perform quality assurance functions. Final kit assembly, packaging and shipping are all performed in specific designated areas within the New Jersey facility. The manufacture of the one-step diagnostic tests requires the use of several custom-designed machines which enable manufacturing personnel to achieve high-volume output on a per-hour basis.

         Manufacturing diagnostic tests for natural toxins, pesticides and plant disease diagnostic tests takes place at the Company's corporate headquarters in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for the Company's diagnostic kits are produced on a regular schedule in the Company's immunology laboratories in Lansing. Other reagents are
similarly prepared by the chemistry group.   These component parts are then
transferred to another section in the same building, where final kit assembly and quality assurance are conducted, and shipping takes place.

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

COMPETITION

         The Company knows of no competitor that is pursuing its fundamental strategy of developing a full line of products ranging from disposable tests to veterinary instruments for a large number of food safety concerns. However,
the Company does have competitors for each of its primary product lines.   The
Company competes with a large number of companies ranging from very small businesses to divisions of large companies. Many of these firms have substantially greater financial resources than the Company.

         Academic institutions and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. The existence of competing products or procedures that may be developed in future years may adversely affect the marketability of the products developed by the Company.

         The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company's product line, the effectiveness of its sales and customer service organizations and pricing are also components in the Company's competitive plan. The Company is not aware of any factors within its product lines that place the Company in a negative competitive position relative to its competitors.

GOVERNMENTAL REGULATION

         A significant portion of the Company's products are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. Though less than 10% of the Company's revenue is currently derived from products requiring government approval prior to sale, a significant portion of its revenue is derived from products used to monitor and detect the presence of residues that are regulated by various government agencies. Furthermore, a significant portion of the Company's growth may be affected by the implementation of new regulations such as the U.S. Food and Drug Administration's final rule, Procedures For The Safe and Sanitary Processing And Importing of Fish and Fishery Products, and the final rule of the U.S. Department of Agriculture, Pathogen Reduction; Hazard Analysis and Critical Control Point Systems.

         The Company's development and manufacturing processes involve the use of certain hazardous materials, chemicals and compounds. The Company believes that its safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations. The Company's cost to comply with these regulations is not significant and the Company has no reason to believe that any such future legislation or rules would be materially adverse to its business.

EMPLOYEES

         Currently, the Company employs approximately 186 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. The Company believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

INSURANCE

         The Company maintains product liability insurance on all products with a coverage limit of $2 million per occurrence. In addition, the Company also maintains insurance in amounts and types which the Company believes to be customary in its industry.

ITEM 2.  PROPERTIES

         The Company's corporate offices and Michigan-based manufacturing and research facilities are maintained in a 26,000 square foot building located in Lansing, Michigan. This facility was purchased by the Company on land contract in August 1985 and is fully paid for. In fiscal 1996, the Company purchased additional facilities comprising 1,100 square feet within one block of the existing corporate headquarters. The new facility is used for offices to accommodate ten persons employed in sales and marketing functions.

         Veterinary instrument manufacturing operations are housed in a 34,000 square foot building located at 9355 West Byron Street in Schiller Park, Illinois. The Company entered into a seven-year, non-cancelable operating lease for this property effective August 1, 1993. The lease agreement provides for annual lease payments of $100,300 for each of the first two years with increases of approximately 3.5% thereafter for the remainder of the lease.

         The ELISA Technologies operations are maintained in 12,000 square feet of leased space in a three story building located at 628 East Third Street in Lexington, Kentucky. The Company entered into a five-year, non-cancelable operating lease for the space effective July 1, 1993. The lease agreement provides for annual lease payments, including all utilities, of $57,600 for the first year and increasing by $1,200 per year each year after.

         The AMPCOR Diagnostics, Inc. operations are housed in 9,200 square feet of leased space on one floor in a building located at 603 Heron Drive, Bridgeport, New Jersey. The Company entered into a three-year three-month, non-cancelable operating lease for the space effective February 1, 1995. The lease agreement provides for annual lease payments of $37,585 plus additional rent equal to $7,334 per year with the additional rent subject to annual increase based upon actual increases to certain operating expenses.

         Management believes that the Company's operating facilities are suitable for conducting its current business, but also believes that additional facilities will be required as a result of anticipated growth in sales and personnel.

ITEM 3.  LEGAL PROCEEDINGS

         Although the Company is a party to ordinary routine litigation incidental to its business, there are no pending material adverse legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market under the symbol "NEOG". The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

                                                                                                                 HIGH       LOW
                                                                                                                 ----       ---
                                                         FISCAL YEAR ENDED MAY 31, 1996
                          First Quarter.......................................................................  $8.00       $5.88
                          Second Quarter......................................................................   8.25        5.88
                          Third Quarter.......................................................................   6.25        4.63
                          Fourth Quarter......................................................................   8.25        5.13

                                                         FISCAL YEAR ENDED MAY 31, 1997
                          First Quarter.......................................................................   9.00        6.38
                          Second Quarter......................................................................   9.38        6.50
                          Third Quarter.......................................................................   8.50        6.25
                          Fourth Quarter......................................................................   7.75        6.13

         As of July 31, 1997, there were approximately 525 stockholders of record of Common Stock which the Company believes represents a total of approximately 5,000 beneficial holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains both historical financial information and forward-looking statements. Neogen does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, historical financial information may not be indicative of future financial performance.

         Forward-looking statements included herein involve certain risks and uncertainties. Various factors, including competition, recruitment of and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company's reports on file at the Securities and Exchange Commission may cause actual results to differ materially from those contained in the forward-looking statements.

RESULTS OF OPERATIONS
                                                                                               INCREASE
REVENUES (DOLLARS IN THOUSANDS)                                       1997                    (DECREASE)               1996
------------------------------------------------------------------------------------------------------------------------------------
Product Sales:
   Diagnostic Products                                                $11,876                    36%                 $  8,759
   Veterinary Instruments                                               3,353                    (6%)                   3,569
Contract Revenues                                                          30                   (80%)                     162
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                        $15,259                    22%                 $ 12,490
------------------------------------------------------------------------------------------------------------------------------------

         The substantial increase in sales of diagnostic products was due to several factors. Sales of test kits used to detect mycotoxins in the grain, nuts and spice market increased $1,947,000 or 40% over the prior year. A majority of this increase was due to higher sales of test kits for the detection of vomitoxin. A large portion of the 1996 midwest winter wheat crop was found to contain high levels of this harmful residue. Although difficult to predict, management believes that sales of vomitoxin test kits will not likely be as strong in fiscal year 1998. However, management also believes demand for its other mycotoxin diagnostic test kits, which grew at a rate of 25% in 1997, will continue to grow in 1998.

         Sales of diagnostic products and reagents sold to the pharmacologics and professional equine markets increased $693,000 or 27% in fiscal 1997.
Sales increases were realized throughout the product line and management believes that the Company's professional equine products will experience strong growth in 1998.

         Much of the remaining increase in diagnostic product sales was due to a 106% increase in sales of test kits used to detect microorganisms in meat and poultry markets. Management believes that the meat and poultry market along with the seafood market offer the best opportunities for future sales growth for the Company.

         The decline in veterinary instrument sales was primarily due to depressed economic conditions in cattle markets resulting in lower overall demand for durable veterinary instruments. Recently, cattle prices have improved while grain prices have decreased. Management believes that the combination of these factors will result in improved markets for its veterinary instrument segment during the 1998 fiscal year.

         The decline in contract revenues compared to the prior year is primarily due to scheduled completion in the second quarter of last year of two contracts with the United States Department of Agriculture. It is common for contract revenues to fluctuate from year to year depending on timing and terms of the contracts.

COST OF GOODS SOLD (DOLLARS IN THOUSANDS)                                     1997            INCREASE           1996
------------------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                                           $ 6,201              13%          $ 5,485
------------------------------------------------------------------------------------------------------------------------------------

         The increase in cost of goods sold is a direct result of the overall increase in product sales. Expressed as a percentage of sales, cost of goods sold declined to 41% compared to 44% in the prior year. This improvement was due to a higher sales mix of diagnostic test kits, increased labor productivity and better utilization of fixed overhead costs for diagnostic products.

OPERATING EXPENSES (DOLLARS IN THOUSANDS)                                      1997            INCREASE          1996
------------------------------------------------------------------------------------------------------------------------------------
Sales and Marketing                                                          $ 4,197              19%          $ 3,539
General and Administrative                                                     2,230              26%            1,774
Research and Development                                                       1,320               7%            1,238
Restructuring Charges                                                           - -               N/A              695
------------------------------------------------------------------------------------------------------------------------------------

         Sales and marketing expenses increased $658,000 in 1997 compared to 1996. Due to the substantial increase in sales volume, commissions and royalties for diagnostic products were $313,000 higher in 1997. A total of $265,000 was due to higher salaries, fringe and travel costs associated with the hiring of new salesmen and technical support personnel as part of expanded sales and marketing programs for diagnostic products. Increases in the provision for doubtful accounts ($135,000) and advertising and promotions for diagnostic products ($95,000) were partially offset by a decrease in commissions for veterinary instrument sales ($177,000).

         A number of expense categories within general and administrative were higher in 1997 compared to 1996. In virtually every case, the increases were due to higher sales volume, better operating performance or an overall increase in administrative business activity. Significant increases included bonus accruals ($136,000); salaries, fringe and related travel expenses ($82,000); legal and professional fees ($72,000); amortization expense ($39,000); investor relations ($25,000); consulting ($26,000); and Michigan Single Business Tax ($21,000).

         The increase in research and development expense was due to higher salaries as a result of increased staffing and expenses related to third party validations for certain diagnostic products. Management believes that research and development is critical to the Company's future. Accordingly, the Company expects that future research and development expense will approximate 10% of total revenues.

         In the fourth quarter of 1996, the Company recorded restructuring charges associated with the discontinuance of electronic instrument operations and reorganization of sales and marketing efforts for veterinary instruments (See note 3 to Consolidated Financial Statements). Liabilities of $218,000 related to the restructuring charges declined throughout fiscal year 1997 as the Company paid or settled these liabilities.

OTHER INCOME (EXPENSE) (DOLLARS IN THOUSANDS)                                        1997           INCREASE           1996
------------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)                                                               $ 564            14,100%         $   4
------------------------------------------------------------------------------------------------------------------------------------

         During the second quarter, the Company completed a public offering of common stock (See note 6 to Consolidated Financial Statements). A portion of the proceeds from the offering was used to pay down short-term bank borrowings resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities which resulted in higher interest income. In addition, the Company's share of royalties paid to an affiliated partnership increased significantly in the second, third and fourth quarters.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE (DOLLARS IN THOUSANDS)                   1997           INCREASE          1996
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                    $ 1,812            843%          ($244)
Net Income (Loss) Per Share                                                          $   .32                          ($.05)
------------------------------------------------------------------------------------------------------------------------------------

         The significant improvement in net income and net income per share is primarily due to the substantial increase in sales volume of diagnostic products compared to the prior year along with the increase in other income.

FINANCIAL CONDITION AND LIQUIDITY

         At May 31, 1997 the Company had $13,044,000 in cash and marketable securities, working capital of $17,265,000 and stockholders' equity of $21,013,000. In addition the Company has bank lines of credit totaling $2,500,000 with nothing borrowed against these lines as of May 31, 1997. Cash and marketable securities increased $10,861,000 during fiscal year 1997 primarily as a result of the public offering of the Company's common stock completed on October 22, 1996 (See note 6 to the Consolidated Financial Statements).

         In July, 1996 the Company made a second and final cash payment of approximately $53,000 in connection with the purchase of certain assets of International Diagnostics Systems Corporation of St. Joseph, Michigan (see note 4 to Consolidated Financial Statements). Effective July 1, 1997, the Company acquired substantially all of the assets of Triple Crown Pharmaceuticals, a division of W. J. Bartus, Inc. of Ft. Pierce, Florida. The initial purchase price consisted of a cash payment of approximately $1,400,000 paid in July.

         The increase in accounts receivable at May 31, 1997 compared to 1996 is due exclusively to a substantial increase in sales volume in the last two months of the current fiscal year for professional equine and pharmacologic products sold by the Company's Lexington, KY division. Inventories are higher at May 31, 1997 to support the strong increases in sales of diagnostic products, as a result of new products introduced during the last half of fiscal 1997 and in anticipation of future increases in sales.

         The increase in accounts payable is partially due to higher trade payables for inventory at May 31, 1997 compared to May 31, 1996 and also the result of an overall increase in vendor activity due to increased sales volume. Accrued liabilities, excluding the accrual for restructuring charges, increased $391,000 primarily due to increased accruals for taxes, royalties, commissions and bonuses, all of which are the result of increased sales and improved operating performance.

         The Company did not borrow any additional funds during fiscal year 1997 and made scheduled payments on long-term debt totaling $71,000. In addition, the Company used $1,029,000 of proceeds from a public offering of its common stock to pay off existing short-term borrowings on two separate bank lines of credit at the end of October, 1996. Neogen expended approximately $630,000 during 1997 for additions to property, equipment, and other assets.
At May 31, 1997, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

         Neogen has been profitable for sixteen of its last seventeen quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at May 31, 1997, along with its available bank lines of credit, will be sufficient to fund activities for the foreseeable future. Such funds may not be sufficient to meet the Company's longer term cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NEOGEN CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                       Page
                                                                      Number
                                                                      ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      14


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                     15
     Statements of Operations                                           17
     Statements of Stockholders' Equity                                 18
     Statements of Cash Flows                                           19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              20 - 28

NEOGEN CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





BDO SEIDMAN, LLP

Troy, Michigan
July 17, 1997

                                            NEOGEN CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
May 31,                                                                                           1997                    1996
------------------------------------------------------------------------------------------------------------------------------------


ASSETS (NOTE 5)

CURRENT ASSETS
         Cash                                                                                 $   718,864              $  625,992
         Marketable securities (Note 2)                                                        12,324,913               1,557,041
         Accounts receivable, less allowance for
                 doubtful accounts of $320,000 and $185,000                                     2,024,161               1,643,181
         Inventories (Notes 1 and 3)                                                            3,620,200               3,378,671
         Prepaid expenses and other current assets                                                353,437                 318,882
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           19,041,575               7,523,767
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
         Land and improvements                                                                     33,882                  33,882
         Buildings and improvements                                                               463,814                 440,532
         Machinery and equipment                                                                3,707,027               3,192,665
         Furniture and fixtures                                                                   325,019                 305,139
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                4,529,742               3,972,218
         Less accumulated depreciation                                                          2,965,190               2,590,430
------------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                      1,564,552               1,381,788
------------------------------------------------------------------------------------------------------------------------------------

INTANGIBLE AND OTHER ASSETS
         Goodwill, net of accumulated amortization
                 of $297,520 and $210,740 (Note 4)                                              2,012,195               2,034,153
         Other assets, net of accumulated amortization
                 of $457,669 and $330,810                                                         530,151                 591,436
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INTANGIBLE AND OTHER ASSETS                                                               2,542,346               2,625,589
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 23,148,473             $11,531,144
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                            NEOGEN CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
May 31,                                                                                   1997                        1996
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable - banks (Note 5)                                             $     -                       $  1,043,946
         Accounts payable                                                              842,985                         497,502
         Accruals
                 Compensation and benefits                                             607,052                         369,788
                 Restructuring charges (Note 3)                                         12,684                         217,794
                 Other                                                                 242,730                          88,878
         Current maturities of long-term debt (Note 5)                                  71,147                          71,147
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            1,776,598                       2,289,055

LONG-TERM DEBT, less current maturities (Note 5)                                       207,770                         278,918

OTHER LONG-TERM LIABILITIES                                                            150,905                         105,467
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    2,135,273                       2,673,440
------------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 9, 10 and 13)

STOCKHOLDERS' EQUITY (Notes 6 and 7)
         Common stock, $.16 par value, shares authorized
            10,000,000; issued and outstanding 6,110,608
            and 4,559,260                                                              977,697                         729,482
         Additional paid-in capital                                                 23,937,397                      13,841,617
         Retained earnings (deficit)                                                (3,901,894)                     (5,713,395)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          21,013,200                       8,857,704
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 23,148,473                     $11,531,144
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
Year Ended May 31,1997                                                                           1997                     1996
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
         Sales                                                                                $ 15,229,098             $12,328,103
         Contract revenues                                                                          30,325                 162,308
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                15,259,423              12,490,411
------------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
         Cost of goods sold                                                                      6,201,301               5,484,524
         Sales and marketing                                                                     4,197,283               3,538,876
         General and administrative                                                              2,230,438               1,773,966
         Research and development                                                                1,319,732               1,237,643
         Restructuring charges (Note 3)                                                               -                    695,500
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                13,948,754              12,730,509
------------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                                          1,310,669                (240,098)
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
         Interest income                                                                           449,331                  75,733
         Interest expense                                                                          (66,851)               (153,286)
         Other                                                                                     181,552                  81,312
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   564,032                   3,759
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES ON INCOME                                                             1,874,701                (236,339)

TAXES ON INCOME (Note 8)                                                                           (63,200)                 (7,200)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                             $  1,811,501              $ (243,539)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Note 1)                                                          $        .32              $     (.05)
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED MAY 31, 1997 AND 1996


---------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock                Additional       Retained
                                                          ------------                Paid-In          Earnings
                                                    Shares           Amount           Capital          (Deficit)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, June 1, 1995                           4,460,027          $713,604         $13,592,684      $ (5,469,856)
   Exercise of options                             59,300             9,489             130,332               -
   Exercise of warrants                            39,933             6,389             118,601               -
   Net loss for the year                             -                  -                   -            (243,539)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1996                           4,559,260           729,482          13,841,617        (5,713,395)
   Exercise of options                             48,466             7,754             126,294               -
   Exercise of warrants                             1,782               285               8,304               -
   Issuance of common stock                     1,501,100           240,176           9,961,182               -
   Net income for the year                           -                  -                   -           1,811,501
---------------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 1997                           6,110,608          $977,697         $23,937,397      $ (3,901,894)
===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           NEOGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
Year Ended May 31,                                                               1997                        1996
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                     $  1,811,501              $    (243,539)
         Adjustments to reconcile net income (loss) to net
            cash provided by operating activities
                 Depreciation and amortization                                      624,113                    537,232
                 Loss (gain) on sale of equipment                                    (1,520)                     2,489
                 Changes in operating assets and liabilities
                     Accounts receivable                                           (380,980)                    38,019
                     Inventories                                                   (241,529)                   460,838
                     Prepaid expenses and other current assets                      (34,555)                    36,145
                     Accounts payable                                               345,483                   (245,150)
                     Accrued liabilities                                            186,006                    272,923
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         2,308,519                    858,957
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Sales of marketable securities                                          11,886,003                  4,028,704
         Purchases of marketable securities                                     (22,653,875)                (4,030,046)
         Proceeds from sale of equipment                                              7,206                      7,863
         Purchases of property, equipment and other assets                         (630,760)                  (403,217)
         Acquisitions of businesses                                                 (53,122)                  (680,056)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (11,444,548)                (1,076,752)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net payments on notes payable - banks                                   (1,043,946)                   (15,000)
         Payments on long-term borrowings                                           (71,148)                   (88,304)
         Net proceeds from issuance of common shares                             10,343,995                    264,811
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         9,228,901                    161,507
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                      92,872                    (56,288)

CASH, AT BEGINNING OF YEAR                                                          625,992                    682,280
----------------------------------------------------------------------------------------------------------------------
CASH, AT END OF YEAR                                                           $    718,864              $     625,992
----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.  SUMMARY OF ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    Neogen Corporation and subsidiaries (the Company) develop, manufacture, and sell a diverse line of products to provide solutions for safety and improved quality in food, agriculture and pharmacologics. The Company's products are currently used for animal health applications, food safety testing and in medical research.

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

    RISKS AND UNCERTAINTIES

    Diagnostic products, specifically test kits for the detection of vomitoxin, contributed a significant portion of the Company's revenues and profits growth in fiscal 1997. A large portion of the 1996 midwest winter wheat crop was found to contain high levels of vomitoxin, resulting in a significant increase in test kits to detect this harmful residue. Although difficult to predict, management believes that sales of these test kits will not likely be as strong in fiscal 1998. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend on various factors, including the impact of weather on agriculture and food production.

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

    FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

    The carrying amounts of the notes payable and long-term debt issued pursuant to the Company's bank credit agreements approximate fair value because the interest rates on these instruments change with market rates.

    MARKETABLE SECURITIES

    All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair market value. The cost of securities sold is based on the specific identification method and interest earned is included in other income.

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:
--------------------------------------------------------------------------------
                                               1997                      1996
--------------------------------------------------------------------------------
Raw material                              $  1,507,216              $  1,468,316
Work-in-process                                852,789                   889,110
Finished goods                               1,260,195                 1,021,245
--------------------------------------------------------------------------------
                                          $  3,620,200              $  3,378,671
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $389,582 and $320,869 in 1997 and 1996, respectively.

INTANGIBLE ASSETS

Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from fifteen to twenty-five years. The Company reviews goodwill for impairment based upon undiscounted cash flows from operations before interest over the remaining lives of the goodwill. If necessary, impairment will be measured based on the difference between discounted future cash flows and the net book value of the related goodwill.

Other intangible assets, consisting primarily of covenants not to compete, licenses and patents, are recorded at fair value at the date of acquisition. These intangible assets are amortized on a straight-line basis over periods ranging from five to seventeen years.

LONG-LIVED ASSETS

The Company adopted the provision of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" during the year ended May 31, 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and related goodwill to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting this standard was not material.

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

REVENUE RECOGNITION

The Company recognizes product sales at the time of shipment. Contract revenues are recognized as services are performed using the percentage of completion method and/or upon achievement of certain levels of performance as specified in the contracts.

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    NET INCOME (LOSS) PER SHARE

    Net income (loss) per share amounts are computed based on the weighted average number of common shares outstanding, adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations. Shares used in the computation were 5,648,504 and 4,513,817 in 1997 and 1996, respectively.

    The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," which modifies the standards for computing earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement is not expected to have a material impact on the Company's computation of earnings per share.

    COMPARATIVE FINANCIAL STATEMENTS

    Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.  MARKETABLE SECURITIES

    The Company currently invests in only high quality, short-term investments with maturity dates of less than one year, which are classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 1997 and 1996. Additionally, since investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. The following table presents the estimated fair value breakdown of investment by category:

                                                                      1997                     1996
    ------------------------------------------------------------------------------------------------
    U.S. Corporate Debt Securities                            $ 11,174,812              $  1,453,399

    U.S. Treasury and Agency Securities                          1,150,101                   103,642
    ------------------------------------------------------------------------------------------------
                                                              $ 12,324,913              $  1,557,041
    ------------------------------------------------------------------------------------------------

3.  RESTRUCTURING CHARGES

    In May 1996, the Company recorded charges of $695,500 related to a restructuring program for certain of its operations. The restructuring charges include $437,700 related to inventory valuation adjustments and writedowns to exit its electronic instruments operations, $205,300 related to veterinary instrument sales group reorganization and $52,500 of other costs. The restructuring program resulted in liabilities of $217,794 at May 31, 1996. The majority of these liabilities were paid or settled during the 1997 fiscal year.

4.  ACQUISITION

    Effective June 15, 1995, Neogen acquired certain assets of International Diagnostic Systems Corp. (IDS) of St. Joseph, Michigan. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory and technology for 35 different diagnostic tests used to detect drugs of abuse in animals, were moved to the Company's Lexington, Kentucky division.

    The purchase price consisted of initial consideration of approximately $680,000 paid in cash at closing, resulting in goodwill of approximately $622,000. The Company made a second and final cash payment of $53,122 in July 1996 based upon sales performance for the twelve-month period ended June 14, 1996.

5.  NOTES PAYABLE AND LONG-TERM DEBT

    The Company and its subsidiaries have available lines-of-credit and borrowing arrangements with banks totaling $2,500,000. At May 31, 1997 and 1996, there were $-0- and $1,043,946, respectively, of borrowings outstanding. Any borrowings bear interest at .75% over the prime rate (the prime rate was 8.50% at May 31, 1997), and are collateralized by substantially all assets of the Company and its subsidiaries.

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Long-term debt consisted of the following:
-------------------------------------------------------------------------------------------------------------------------
                                                                   1997                      1996
-------------------------------------------------------------------------------------------------------------------------
    Term note payable to bank                                  $  238,092                $  295,236
    Installment note payable                                       40,825                    54,829
-------------------------------------------------------------------------------------------------------------------------
                                                                  278,917                   350,065
    Less current maturities                                        71,147                    71,147
-------------------------------------------------------------------------------------------------------------------------
    TOTAL LONG-TERM DEBT                                       $  207,770                $  278,918
-------------------------------------------------------------------------------------------------------------------------

    The term note is payable in eighty-four monthly installments of $4,762 plus interest at .75% over the prime rate and is collateralized by substantially all the assets of Neogen and AMPCOR.

    The installment note is payable in sixty monthly installments of $1,167 plus interest at .75% over prime rate and is collateralized by substantially all the assets of AMPCOR.

    The terms of certain financing agreements contain, among other provisions, the requirements to meet certain financial ratios and levels of working capital and tangible net worth, and restrict the payment of dividends.

    Maturities of long-term debt are: 1998 - $71,147; 1999 - $71,148; 2000 -
    $69,961; 2001 - $57,144; and 2002 - $9,517.

6.  PUBLIC STOCK OFFERING

    On October 22, 1996, the Company sold to the public 1,500,000 shares of common stock at a price of $7.50 per share. The net proceeds to the Company after deducting underwriting commissions and other expenses of the offering were approximately $10,201,000.

7.  STOCK OPTIONS AND STOCK WARRANTS

    The Company has a Stock Option Plan (the Plan) under which qualified and non-qualified options to purchase shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The Plan was adopted in 1987, and the number of shares authorized for issuance under this Plan is 1,059,375. At May 31, 1997, options have been granted with three to five year vesting schedules and option terms of five to ten years. A total of 100,900 shares were available for future grants under the Plan.

    The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                            1997                       1996
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
         As reported                                    $   1,811,501              $  (243,539)
         Pro forma                                          1,571,757                 (343,097)

NET INCOME (LOSS) PER SHARE
        As reported                                               .32                     (.05)
        Pro forma                                                 .28                     (.08)
-------------------------------------------------------------------------------------------------------------------------

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The following is a summary of the Plan's activity:
                                                                              Weighted Average
                                                        Shares                 Exercise Price
--------------------------------------------------------------------------------------------------------------------
    Outstanding at June 1, 1995
       (140,472 exercisable)                            404,600                   $  4.21
    Granted                                              99,500                      6.63
    Exercised                                           (59,300)                     2.45
    Forfeited                                            (2,000)                     8.00
--------------------------------------------------------------------------------------------------------------------

    Outstanding at May 31, 1996
       (172,156 exercisable)                            442,800                      4.97
    Granted                                             118,000                      7.55
    Exercised                                           (48,466)                     2.77
    Forfeited                                           (22,634)                     6.86
--------------------------------------------------------------------------------------------------------------------
    Outstanding at May 31, 1997
       (219,077 exercisable)                            489,700                      5.73
--------------------------------------------------------------------------------------------------------------------

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997 and 1996, respectively: dividend yield of 0% for both years: expected volatility of 68.0% for both years; risk free interest rates of 6.5% and 6.1%; and expected lives from five years to ten years for both years.

    The weighted-average grant date fair value of options granted in 1997 and 1996 was $4.38 and $5.18, respectively.

    The following is a summary of stock options outstanding at May 31,1997:

                                                                Options Outstanding
                                                                -------------------
                                                        Weighted
                                                        Average             Weighted
                                                        Remaining           Average
                                                        Contractual         Exercise
    Price Range                        Number           Life (Years)        Price
----------------------------------------------------------------------------------------------------
   $1.88 - 2.50                         97,000          1.59             $    2.28
    2.75 - 3.00                         31,000          4.56                  2.86
    4.63 - 5.63                         50,500          6.42                  4.93
    6.50 - 7.25                        182,700          3.20                  6.90
    7.50 - 9.25                        128,500          5.98                  7.65
----------------------------------------------------------------------------------------------------
                                       489,700          4.03             $    5.73
----------------------------------------------------------------------------------------------------


                                                         Options Exercisable
                                                         -------------------

                                                                        Weighted
                                                                        Average
                                                                        Exercise
    Price Range                                        Number           Price
----------------------------------------------------------------------------------------------------
    $ 1.88 - 2.50                                     67,600         $    2.20
      2.75 - 3.00                                     31,000              2.86
      4.63 - 5.63                                     50,500              4.93
      6.50 - 7.25                                     59,305              6.99
      7.50 - 9.25                                     10,672              8.31
----------------------------------------------------------------------------------------------------
                                                      219,077        $    4.52
----------------------------------------------------------------------------------------------------

                                             NEOGEN CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The weighted-average exercise price of the 172,156 shares which were exercisable at May 31, 1996, was $3.70.

      The following table summarizes warrant activity for the years ended May 31, 1997 and 1996. All warrants are exercisable for unregistered common stock of the Company and expire between 1998 and 2000.

                                                                                                      Warrant
                                                                             Shares                   Price
=============================================================================================================================
      Outstanding warrants at June 1, 1995                                    120,307               $  2.63 to 4.82
      Warrants exercised during the year                                      (39,933)                 3.13
-----------------------------------------------------------------------------------------------------------------------------
      Outstanding warrants at May 31, 1996                                     80,374                  2.63 to 4.82
      Warrants exercised during the year                                      (1,782)                  4.82
      Warrants repurchased                                                   (30,000)                  4.63
-----------------------------------------------------------------------------------------------------------------------------
      Outstanding Warrants at May 31, 1997                                    48,592                $  4.82
=============================================================================================================================


8.  TAXES ON INCOME

      Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes."

      As of May 31, 1997, the Company has net operating loss carryforwards of approximately $2,200,000 for income tax purposes which expire between 2002 and 2008. In addition, the Company has approximately $285,000 of tax credit carryforwards, the majority of which expire between 1998 and 2010. Approximately $60,000 of the tax credit carryforwards have no expiration.

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 1997 and 1996 are as follows:



      Deferred tax liabilities:

                                                                                       1997                  1996
=============================================================================================================================
      Depreciation and amortization                                                $   126,000            $   57,000
      Losses of affiliated partnerships                                                 54,000                47,000

-----------------------------------------------------------------------------------------------------------------------------
      TOTAL DEFERRED TAX LIABILITIES                                               $   180,000            $  104,000
-----------------------------------------------------------------------------------------------------------------------------
      Deferred tax assets:
                                                                                       1997                    1996
=============================================================================================================================

      Net operating loss carryforwards                                             $   748,000           $ 1,496,000
      Tax credit carryforwards                                                         285,000               250,000
      Inventory reserves                                                               233,000               216,000
      Other                                                                            247,000               140,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                     1,513,000             2,102,000

      VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS                                   (1,333,000)           (1,998,000)
-----------------------------------------------------------------------------------------------------------------------------

      NET DEFERRED TAX ASSETS                                                          180,000               104,000        n
-----------------------------------------------------------------------------------------------------------------------------
      NET DEFERRED TAX                                                             $       -             $       -
=============================================================================================================================

                                            NEOGEN CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 1997 and 1996 is as follows:

                                                                                        1997                   1996
      -------------------------------------------------------------------------------------------------------------------------
      Tax at U.S. statutory rates                                                  $  (637,000)           $   80,000
      Adjustment of valuation allowance                                                665,000               (85,000)
      Alternative minimum tax                                                          (35,000)               (2,000)
      State income taxes, net of tax effect                                            (17,000)               (4,800)
      Other                                                                            (39,200)                4,600
      -------------------------------------------------------------------------------------------------------------------------
      TAXES ON INCOME                                                              $   (63,200)           $   (7,200)
      =========================================================================================================================

9.  COMMITMENTS

      The Company has agreements with related research limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 1997 and 1996 was $771,204 and $579,045, respectively.

      The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 1997 and 1996 was $215,000 and $221,000, respectively. Future minimum rental payments for these leases are as follows: 1998 - $212,000; 1999 - $145,000; 2000 -
      $118,000; and 2001 - $30,000.

10.  DEFINED CONTRIBUTION BENEFIT PLAN

      The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 40% of the first 5% deferred. The Company's expense under this plan was $53,752 and $45,402 for the years ended May 31, 1997 and 1996, respectively.

11.  INDUSTRY SEGMENT INFORMATION

      The Company has two industry segments through which it conducts its business - diagnostic products and veterinary instruments. The diagnostic products segment includes test kits to detect harmful, natural toxins, pesticides, and microorganisms. These products also include test kits for the detection of drugs of abuse in race horses, test kits used in research by universities and pharmaceutical companies, and test kits to detect plant diseases in ornamental plants, turf grasses, and horticulture crops. In addition, this segment includes electronic instruments which were primarily used to monitor environmental conditions and predict the onset of diseases or emergence of insects. In May 1996, the Company decided to exit its electronic instruments operations (Note
      3).

      The veterinary instrument segment includes veterinary instruments to provide more precise and accurate delivery of animal health products.

                                            NEOGEN CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------------------------------------------------
      The following table summarizes Neogen's industry segment information:

                                                                                  1997                    1996
      ------------------------------------------------------------------------------------------------------------------
      REVENUES
        Diagnostic Products
             Sales of products                                                  $  11,875,675        $   8,758,920
             Other revenues                                                            30,325              162,308
      ------------------------------------------------------------------------------------------------------------------
                                                                                   11,906,000            8,921,228
      ------------------------------------------------------------------------------------------------------------------
        Veterinary instruments                                                      3,353,423            3,569,183
      ------------------------------------------------------------------------------------------------------------------

                                                                                $  15,259,423        $  12,490,411
      ------------------------------------------------------------------------------------------------------------------
      OPERATING INCOME (LOSS)
        Diagnostic products                                                     $   1,502,614        $      23,876
        Veterinary instruments                                                       (191,945)            (263,974)
      ------------------------------------------------------------------------------------------------------------------

                                                                                $    1,310,669       $    (240,098)
      ------------------------------------------------------------------------------------------------------------------
      IDENTIFIABLE ASSETS
        Diagnostic products                                                     $    8,091,565       $   7,202,571
              Veterinary instruments                                                 2,731,995           2,771,532
              Corporate                                                             12,324,913           1,557,041
      ------------------------------------------------------------------------------------------------------------------
                                                                                $   23,148,473       $  11,531,144
      ------------------------------------------------------------------------------------------------------------------
      DEPRECIATION AND AMORTIZATION EXPENSE
             Diagnostic products                                                $      509,460       $     437,030
             Veterinary instruments                                                    114,653             100,202
      ------------------------------------------------------------------------------------------------------------------
                                                                                $      624,113       $     537,232
      ------------------------------------------------------------------------------------------------------------------
      CAPITAL EXPENDITURES
             Diagnostic products                                                $      417,192       $     274,496
             Veterinary instruments                                                    210,040             138,027
      ------------------------------------------------------------------------------------------------------------------
                                                                                $      627,232       $     412,523
      ------------------------------------------------------------------------------------------------------------------

      Neogen has no significant foreign operations. Export sales amounted to $4,157,401 or 27% of consolidated sales in 1997 and $2,580,128 or 21% in 1996, respectively, and were derived primarily in the geographic areas of South and Latin America, Canada, Europe, and the Far East. No export sales to any single geographic area exceeded 10% of consolidated sales.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                                  1997                    1996
      ------------------------------------------------------------------------------------------------------------------
        Cash Paid During the Year For
             Interest                                                           $       67,906       $     153,212
             Taxes on income                                                            24,741              14,000
      ------------------------------------------------------------------------------------------------------------------


                                            NEOGEN CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUBSEQUENT EVENT

         Effective July 1, 1997, Neogen acquired certain assets of Triple Crown, a division of W.J. Bartus, Inc. of Fort Pierce, Florida.
         The acquisition will be accounted for by the purchase method and all acquired assets, consisting of inventory, fixed assets and 20 related products will be moved to the Company's Lexington, Kentucky division.

         The initial purchase price consisted of a cash payment of approximately $1,400,000. Additional consideration may be paid based upon operating performance for the twelve-month period ending June 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

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

OFFICERS AND OTHER KEY INDIVIDUALS OF THE REGISTRANT

The officers of the Company are elected by and serve at the discretion of the Board of Directors. The Board of Directors has also named a Scientific Review Council (SRC) to serve at the pleasure of the Board. The Scientific Review Council meets six to ten times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company. The names and occupations of the Company's officers and SRC members are set forth below.

                                                                                                            YEAR JOINED
       NAME                                        POSITION WITH THE COMPANY                               THE COMPANY
       ----                                        -------------------------                               -----------
James L. Herbert                           President, Chief Executive Officer, Director                        1982
G. Bruce Papesh                            Secretary, Director                                                 1993
Lon M. Bohannon                            Vice President, Chief Financial Officer, Director                   1985
Brinton M. Miller, Ph.D.                   Vice President, Scientific Affairs                                  1984
Gerald S. Traynor                          Vice President                                                      1990
Donald W. Uglow                            Vice President                                                      1990
Terri A. Juricic                           Vice President                                                      1992
Martin R. Gould                            Vice President, AMPCOR Diagnostics, Inc.                            1994
N. Edward L. Bradley                       Vice President                                                      1994
John E. Cantlon, Ph.D.                     Chairman, Scientific Review Council                                 1990
Edward Tolbert, Ph.D.                      Scientific Review Council                                           1982
Robert Hollingworth, Ph.D.                 Scientific Review Council                                           1991
Gavin L. Meerdink, DVM                     Scientific Review Council                                           1992
Perry Gehring, Ph.D.                       Scientific Review Council                                           1994

         There are no family relationships among officers or SRC members. Information concerning the officers and SRC members follows:

James L. Herbert, age 57, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

G. Bruce Papesh age 50, was elected to the Board of Directors in October, 1993 and was elected Secretary in October, 1994. Since 1987, Mr. Papesh has served as President of Dart, Papesh & Co., an investment consulting and financial services firm. Mr. Papesh provides investment services to Kenneth B. Dart and Robert C. Dart, who together own 6.4% of the Company's Common Stock. Mr. Papesh asserts that he has no investment power over the Company's common stock owned by Kenneth B. Dart or Robert C. Dart. Mr. Papesh also serves on the Board of Directors of Immucor, Inc., a publicly-traded immunodiagnostics company that manufactures and markets products for the human clinical blood bank industry.

Dr. Brinton M. Miller, age 70, joined the Company in January, 1984 as Vice President of Research and Development. He presently serves as the Company's chief scientific officer. Prior to joining Neogen, Dr. Miller held numerous research management positions during his 27-year career with Merck, Sharp and Dohme Laboratories.

Lon M. Bohannon, age 44, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice-President-Administration and Chief Financial Officer in November 1994, and elected to the Board of Directors in October 1996. He is responsible for all areas of accounting, finance, human resources, and investor relations. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young from June 1975 to March 1980.

Gerald S. Traynor, age 62, joined Neogen in July, 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January, 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

Donald W. Uglow, age 56, joined the Company in October, 1990 as Vice President of Diagnostic Sales and Marketing. He is responsible for all sales and marketing activities for the Company's line of diagnostic products for food safety to the grain, nut and spice, and the fruit and vegetable markets. Prior to joining Neogen, he served as Ag Chemical Sales and Marketing Manager for Great Lakes Chemical Company. Prior to his experience at Great Lakes Chemical, he owned and operated a farm implement business and served in sales and marketing management of Novartis (formerly Ciba-Geigy).

Terri A. Juricic, age 32, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company's Lexington division. Ms. Juricic graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as President, the position she held at the time Neogen acquired the business.

Martin R. Gould, age 46, joined the Company on August 17, 1994 in connection with Neogen's acquisition of AMPCOR, Inc. He currently serves as Vice President and General Manager for AMPCOR Diagnostics, Inc. Mr. Gould holds a Master of Science degree in Biomedical Science from Drexel University. From 1974 to 1986 he served as manager of Research and Development and Production Manager for E.M. Science, a division of Merck and Company. In 1987, he joined AMPCOR, Inc. as President, a position he held at the time Neogen acquired the business.

Edward L. Bradley, age 37, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he also assumed sales and marketing management responsibilities for Ideal Instruments and was made a Vice President of Neogen Corporation. From 1988 to 1995, Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, most recently holding the position of National Sales Manager responsible for the company's 40 employees in their Food Animal Products Division. Prior to joining Mallinckrodt, Bradley held several sales and marketing positions for Stauffer Chemical Company.

Dr. John E. Cantlon joined the Scientific Review Council in August 1990 and was elected chairman in 1992. He was a member of the faculty of Michigan State University from June 1954 until he retired in 1990. He served as Vice President of Research and Graduate Studies for Michigan State University beginning in 1975.

Dr. N. Edward Tolbert has been a member of the Scientific Review Council since February 1984. He has been a professor of biochemistry at Michigan State University since June 1958, is the former president of the Society of Plant Physiology and a member of the National Academy of Sciences

Dr. Robert Hollingworth joined the Scientific Review Council in July 1991. Since 1987, he has served as director of Pesticide and Research Center and professor at Michigan State University. Prior to joining Michigan State University, Dr. Hollingworth was a professor in the Department of Entomology at Purdue University for over 20 years.

Dr. Gavin L. Meerdink joined the Scientific Review Council in October 1992. Dr. Meerdink has a 20-year career as a diagnostician and toxicologist with special interest in agricultural chemicals and mycotoxins. Since 1989, he has served as Professor and Head of Clinical Toxicology in the College of Veterinary Medicine at the University of Illinois. From 1983 to 1989 he was Chief Diagnostician and Research Scientist at the University of Arizona and he has held associate professorships at Michigan State University and Iowa State University. Early in his career, Dr. Meerdink spent four years in private practice as a Doctor of Veterinary Medicine.

Dr. Perry Gehring joined the Scientific Review Council in April 1994. Dr. Gehring has served as Vice President for Research and Development of Dow Elanco since 1989. His career has focused primarily on the study of toxicity of chemical substances. In addition to his current position, he has held various senior research and development executive positions for the Dow Chemical Company.

ITEM 10.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Jack C. Parnell, a Company director, is a governmental relations advisor the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by the Company to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $1,750 for ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    (1) Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference into, this Report.

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEOGEN CORPORATION


                               /s/  James L. Herbert
                               ---------------------------------------
                               James L. Herbert, President
                               Chief Executive Officer
Dated:  August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                                TITLE                                      DATE
---------                                                -----                                      ----

  /s/ James L. Herbert                                President, Chief Executive                   August 13, 1997
-------------------------------                           Officer, Director (Principal
James L. Herbert                                          Executive Officer)


  /s/ Lon M. Bohannon                                 Vice President of Administration             August 13, 1997
-------------------------------                           Chief Financial Officer, Director
Lon M. Bohannon                                           (Principal Financial and Accounting
                                                          Officer)
             *
-------------------------------                       Chairman, Board of Directors
Herbert D. Doan


             *
-------------------------------                       Director
Robert M. Book


             *
-------------------------------                       Director
Gordon E. Guyer


             *
-------------------------------                       Secretary and Director
G. Bruce Papesh


             *
-------------------------------                       Director
Jack C. Parnell


             *
-------------------------------                       Director
Thomas H. Reed



*By: /s/ James L. Herbert                                                                          August 13, 1997
     --------------------------
James L. Herbert,  Attorney-in-Fact


Neogen Corporation
                          Annual Report on Form 10-KSB
                            Year Ended May 31, 1997

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
  3 (a)       (7)  Articles of Incorporation, as restated
  3 (b)       (1)  By-Laws, as amended
 10 (a)       (1)  Neogen Research Limited Partnership II/ Neogen Corporation Agreement for the Sale of Patent Rights
                         and Related Know How, dated October 14, 1988
 10 (b)       (2)  Neogen Research Limited Partnership IV/ Neogen Corporation Agreement for the Sale of Copyrights and
                         and Related Know How, dated July 31, 1989
 10 (c)       (5)  Neogen Corporation/Enzytec, Incorporated Asset Purchase Agreement, dated October 1, 1993
 10 (d)       (1)  Neogen Corporation/Michigan Department of Public Health Equine Botulism Vaccine Agreement, as amended, originally dated April 9, 1988
 10 (e)       (7)  Neogen Corporation/United States Department of Agriculture License Agreement, dated June 29, 1994
 10 (f)       (4)  Ideal Instruments, Inc. Lease Agreement for 9355 West Byron Street, Schiller Park, Illinois, dated June 29, 1993
 10 (g)       (1)  Neogen Research Limited Partnership II First Amended and Restated Partnership Agreement, dated
                         December 30, 1985
 10 (h)       (7)  Neogen Corporation/Merck KGaA Distribution Agreement
 10 (i)       (6)  Neogen Corporation/United States Department of Agriculture SBIR Phase II Grant Award, dated
                         November 30, 1993.
 10 (j)       (6)  Neogen Corporation/United States Department of Agriculture Grants
 10 (k)       (7)  AMPCOR Diagnostics, Inc. Lease Agreement for space at 603 Huron Drive, Bridgeport, New Jersey, dated as of January 26, 1995.
 10 (l)       (3)  Amended and Restated Incentive Stock Option Plan II and Sample Individual Incentive Stock Option Agreement
 10 (m)       (6)  Neogen/International Diagnostic Systems Asset Purchase Agreement, dated June 27, 1995
 10 (n)       (4)  ELISA Technologies Lease Agreement for space at 628 East Third Street, Lexington, Kentucky, dated
                         May 19, 1993
 10 (o)       (5)  Neogen/Agri-Sales Associates Marketing Agency Agreement, dated May 10, 1994
 10 (p)       (6)  Amendment to Neogen/Agri-Sales Marketing Agency Agreement, dated June 25, 1995
 10 (q)       (6)  Neogen/AMPCOR Asset Purchase Agreement, dated August 1, 1994
 10 (r)       (7)  Neogen Corporation/Kahn, Soares and Conway Contract
 10 (s)       (6)  NBD Bank Loan Documents
 10 (t)       (6)  Comerica Bank Loan Documents
 10 (u)       (7)  NBD Bank Amendment, dated September 11, 1996
 10 (v)       (7)  Comerica Bank Amendments, dated August 29, 1995 and September 12, 1996
 10 (w)            Neogen Corporation/W.J. Bartus, Inc. Asset Purchase Agreement, dated July 3, 1997
 10 (x)            Neogen Corporation/Orion Diagnostica Distribution Agreement
 10 (y)            Neogen Corporation/Oxoid Distribution Agreement
 11                Computation  of Earnings Per Share
 13                Annual Report to Shareholders for the Year Ended May 31, 1997 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-KSB)
 21                List of Subsidiaries
 23                Consent of Independent Auditors
 24                Power of Attorney (included on Signature Page)
 27                Financial Data Schedule

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

(7)       Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-2 (No. 333-12193)
          filed           September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996.
