Form 10QSB
period 1997-08-31
NEOGEN CORP
filed 1997-10-15
CIK 711377

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended:  AUGUST 31, 1997

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                        Commission File Number:  0-17988

                               NEOGEN CORPORATION
       (Exact name of small business issuer as specified in its charter)

         MICHIGAN                                    38-2367843
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

              6,155,808 SHARES WERE OUTSTANDING ON OCTOBER 3, 1997

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (unaudited)

         Consolidated balance sheets--August 31, 1997 and May 31, 1997.

         Consolidated statements of income--Three months ended August 31, 1997 and 1996.

         Consolidated statements of stockholders' equity--Three months ended August 31, 1997 and 1996.

         Consolidated statements of cash flows--Three months ended August 31, 1997 and 1996.

         Notes to consolidated financial statements--August 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES





ASSETS                                             August 31                       May 31
                                                      1997                          1997
                                                  ------------                  ------------
CURRENT ASSETS
  Cash                                            $  1,198,544                  $    718,864
  Marketable securities                             10,603,756                    12,324,913
  Net accounts receivable                            2,524,763                     2,024,161
  Inventories                                        3,812,300                     3,620,200
  Other current assets                                 348,670                       353,437
                                                  ------------                  ------------
        TOTAL CURRENT ASSETS                        18,488,033                    19,041,575

NET PROPERTY AND EQUIPMENT                           1,812,174                     1,564,552

INTANGIBLE AND OTHER ASSETS
  Goodwill, net of accumulated amortization          2,886,144                     2,012,195
  Other assets, net of accumulated amortization        623,396                       530,151
                                                  ------------                  ------------
                                                  $ 23,809,747                  $ 23,148,473
                                                  ============                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities
    of long-term notes payable                    $     71,147                  $     71,147
  Accounts payable                                     722,119                       842,985
  Accrued compensation and benefits                    594,248                       607,052
  Other accrued liabilities                            314,801                       255,414
                                                  ------------                  ------------
        TOTAL CURRENT LIABILITIES                    1,702,315                     1,776,598

LONG-TERM NOTES PAYABLE                                205,559                       207,770

OTHER LONG-TERM LIABILITIES                            150,904                       150,905

STOCKHOLDERS' EQUITY
  Common stock:
    Per value $.16 per share, 10,000,000
    shares authorized, 6,150,208 shares
    issued at August 31, 1997; 6,110,608
    shares issued at May 31, 1997                      984,033                       977,697
  Additional paid in capital                        24,038,235                    23,937,397
  Retained-earnings (deficit)                       (3,271,299)                   (3,901,894)
                                                  ------------                  ------------
                                                    21,750,969                    21,013,200
                                                  ------------                  ------------

                                                  $ 23,809,747                  $ 23,148,473
                                                  ============                  ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                       Three Months Ended August 31
                                          1997               1996
                                       -----------       -----------
REVENUES
  Sales                                $ 4,427,082       $ 4,034,923

EXPENSES
  Cost of goods sold                     1,942,394         1,546,190
  Sales and marketing                    1,167,568         1,169,641
  General and administrative               586,178           555,046
  Research and development                 294,261           348,074
                                       -----------       -----------
                                         3,990,401         3,618,951
                                       -----------       -----------
           INCOME FROM OPERATIONS          436,681           415,972

OTHER INCOME (EXPENSE)
  Interest income                          165,622            22,458
  Interest expense                          (6,454)          (30,968)
  Other                                     54,446             5,000
                                       -----------       -----------
                                           213,614            (3,510)
                                       -----------       -----------

       INCOME BEFORE INCOME TAXES          650,295           412,462

INCOME TAXES                                19,700            11,703
                                       -----------       -----------

                       NET INCOME      $   630,595       $   400,759
                                       ===========       ===========

  NET INCOME PER SHARE - (NOTE B)      $      0.10       $      0.08
                                       ===========       ===========




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                        Common Stock
                                ---------------------------         Additional        Retained-
                                   Number                             Paid-In         Earnings
                                  of Shares        Amount             Capital         (Deficit)
                                -----------      ----------        ------------     -------------
Balance at June 1, 1997           6,110,608      $  977,697        $ 23,937,397     $  (3,901,894)
 Exercise of options                 39,600           6,336             100,838
 Net income for the
   three months ended
   August 31, 1997                                                                        630,595

Balance at August 31, 1997        6,150,208      $  984,033        $ 24,038,235     $  (3,271,299)
                                ===========      ==========        ============     =============

Balance at June 1, 1996           4,559,260      $  729,482        $ 13,841,617     $  (5,713,395)
 Exercise of options                 37,000           5,920              82,119
 Exercise of warrants                 1,782             285               8,304
 Net income for the
  three months ended
  August 31, 1996                                                                         400,759
                                -----------      ----------        ------------     -------------

Balance August 31, 1996           4,598,042      $  735,687        $ 13,932,040     $  (5,312,636)
                                ===========      ==========        ============     =============





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                           Three Months Ended August 31
                                                        --------------------------------------
                                                            1997                       1996
                                                        ------------               -----------
OPERATING ACTIVITIES:
  Net income                                            $    630,595               $   400,759
  Adjustments to reconcile net income to net cash
      provided from operating activities:
       Depreciation and amortization                         157,063                   139,202
  Changes in operating assets and
      liabilities:
       Accounts receivable                                  (321,253)                 (484,741)
       Inventories                                           (72,817)                   (9,236)
       Other current assets                                    5,967                   (37,916)
       Accounts payable                                     (120,866)                  154,411
       Other accrued expenses                                 46,583                   173,888
                                                        ------------               -----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                  325,272                   336,367
                                                        ------------               -----------

INVESTING ACTIVITIES:
  Sales of marketable securities                           6,049,958                 1,577,550
  Purchase of marketable securities                       (4,328,801)               (1,953,983)
  Purchase of property and equipment
      and other assets                                      (273,080)                 (140,990)
   Acquisition of business                                (1,398,632)                  (53,122)
                                                        ------------               -----------

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES         49,445                  (570,545)
                                                        ------------               -----------

FINANCING ACTIVITIES:
  Payments on short-term borrowings                                0                   (15,000)
  Payments on long-term borrowings                            (2,211)                  (17,787)
  Proceeds from issuance of common stock                     107,174                    96,628
                                                        ------------               -----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                  104,963                    63,841
                                                        ------------               -----------

INCREASE (DECREASE) IN CASH                                  479,680                  (170,337)
Cash at beginning of period                                  718,864                   625,992
                                                        ------------               -----------

CASH AT END OF PERIOD                                   $  1,198,544               $   455,655
                                                        ============               ===========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1998. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1997 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996.

Total revenues for the quarter ended August 31, 1997 were $392,000 or 10% higher than the same quarter in 1996. Sales of diagnostic products were up $371,000 in the first quarter representing an increase of 11% and sales of veterinary instruments increased $21,000 or 3%.

The increase in diagnostic product sales was due to several factors. The acquisition of certain assets of W.J. Bartus, Inc. ("Triple Crown") effective July 1, 1997 resulted in increased sales of $326,000 for the quarter. Greater demand for test kits and other products sold to the professional equine market contributed $213,000 in higher sales. Sales of test kits and reagents for pharmacologics were $71,000 higher than the prior year. Sales of diagnostic test kits to detect microorganisms increased $149,000 or 69% in the first quarter compared to the same period last year.

The aforementioned increases in diagnostic product sales were offset by a 30% decrease in sales of test kits to detect vomitoxin during the first quarter.
As discussed in the company's 10-KSB for the year ended May 31, 1997, last year's midwest winter wheat crop contained high levels of vomitoxin and management believed sales of test kits for this harmful residue would decline in the current fiscal year. Although sales of vomitoxin test kits in the first quarter were below the prior year, they did exceed management's internal budgets.

The increase in veterinary instrument sales was due to an overall increase in domestic demand and $56,000 in sales of new specialty needles. These increases were partially offset by lower international sales, which management believes is primarily due to the timing of orders placed by distributors.

Cost of goods sold increased $396,000 in the first quarter, mostly as a result of the overall increase in product sales. In addition, raw material expense increased substantially due to a change in sales mix. Sales of products sold to the professional equine market, which may carry a higher material cost, increased significantly while sales of diagnostic test kits to detect vomitoxin, which have a much lower material cost, declined in the quarter. Management expects raw material cost to continue to run higher in the current fiscal year than in the prior year due to sales mix.

There was virtually no change in sales and marketing expenses in the first quarter compared to the prior year. Increases in salaries, fringe, commissions, royalties, printing, advertising and promotions related to increases in sales of professional equine products, including the acquisition of Triple Crown, were completely offset by lower royalties, advertising and promotion expenses associated with sales of diagnostic test kits for natural toxins.

The $31,000 increase in general and administrative expense, compared to the first quarter last year, is the result of higher recruiting and relocation expense and higher legal and professional fees. The increase in both of these categories occurred at the company's Lexington, Kentucky operation and was associated with the acquisition of Triple Crown and/or the sale of professional equine products.

Although research and development expense declined $54,000 in the first quarter this year compared to the first quarter last year due to lower staffing levels, management believes that research and development is critical to the Company's future. Accordingly, the Company expects its annual research and development expense for the current fiscal year to approximate the same levels, expressed as a percentage of revenue, as experienced in prior years.

Other income (expense) was $217,000 higher in the first quarter than last year. In October 1996, the Company completed a public offering of common stock . A portion of the proceeds was used to pay down short-term bank borrowings, resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities, which has resulted in higher interest income. In addition, the Company's share of royalties, paid to an affiliated partnership, increased significantly in the first quarter compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

At August 31, 1997 the Company had $11,802,000 in cash and marketable securities, working capital of $16,786,000 and stockholders' equity of $21,751,000. In addition, the Company has bank lines of credit totaling $2,500,000 with nothing borrowed against these lines as of August 31, 1997. Cash and marketable securities decreased $1,242,000 during the first quarter primarily as a result of the acquisition of certain assets of W.J. Bartus, Inc. Effective July 1, 1997 the Company acquired substantially all of the assets of Triple Crown Pharmaceuticals, a division of W.J. Bartus, Inc. of Ft. Pierce, Florida. The initial purchase price consisted of a cash payment of approximately $1,400,000 paid in July, 1997.

Accounts receivable are higher at August 31, 1997 than at May 31, partially as a result of the acquisition of Triple Crown, partially because of the significant increase in sales volume in the first quarter for professional equine and pharmacologic products and also, as a result of higher receivables for sales to the grain, nuts and spice market. Inventories are higher at August 31, 1997 than at May 31 as a result of the acquisition of Triple Crown, to support increases in sales of professional equine products and in anticipation of future increases in sales volume.

The increase in goodwill and other non-current assets at August 31, 1997 compared to May 31, 1997 is due to the acquisition of Triple Crown. Accounts payable declined $121,000 between May 31 and August 31 due primarily to the timing of month-end cut-offs and scheduled payment dates for trade payables. Other accrued liabilities were $59,000 higher at August 31 due in part to the acquisition of Triple Crown and as a result of increases in accruals for a number of areas including recruiting expenses and royalties.

The Company did not borrow any additional funds during the first quarter and made scheduled payments on long-term debt totaling $2,211. Neogen expended approximately $273,000 in the first quarter for additions to property, equipment and other assets. At August 31, 1997, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for seventeen of its last eighteen quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at August 31, 1997, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

           Exhibit 27 - Financial Data Schedule

      (b)  Reports On Form 8-K Filed In Quarterly Period Ended August 31, 1997.

           The Company did not file any reports on Form 8-K in the quarterly period ended August 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEOGEN CORPORATION


October 13, 1997                /S/  James L. Herbert
----------------                ----------------------------------------
Date                            James L. Herbert
                                President



October 13, 1997                /S/  Lon M. Bohannon
----------------                ----------------------------------------
Date                            Lon M. Bohannon
                                Vice President - Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT NO.   DESCRIPTION
-----------   -----------

   11         STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE


   27         FINANCIAL DATA SCHEDULE

