Form 10QSB
period 1997-11-30
NEOGEN CORP
filed 1998-01-09
CIK 711377

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
 [x]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended: November 30, 1997

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

                  Yes __ x __                  No ________

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after distribution of securities under a plan confirmed by a court.

                  Yes ________                 No ________

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

             6,201,579 shares were outstanding on January 1, 1998

                                    INDEX

                     NEOGEN CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (unaudited)

          Consolidated balance sheets--November 30, 1997 and May 31, 1997.

          Consolidated statements of operations--Three months ended November 30, 1997 and 1996; six months ended November 30, 1997 and 1996.

          Consolidated statements of stockholders' equity--Six months ended November 30, 1997 and 1996.

          Consolidated statements of cash flows--Six months ended November 30, 1997 and 1996.

          Notes to consolidated financial statements--November 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  Interim Financial Statements


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                       November 30        May 31
                                                          1997             1997
                                                      ------------    ------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                               $    623,631    $    718,864
   Marketable securities                                11,247,232      12,324,913
   Net accounts receivable                               2,684,042       2,024,161
   Inventories                                           4,312,622       3,620,200
   Other current assets                                    519,193         353,437
                                                      ------------    ------------
                               TOTAL CURRENT ASSETS     19,386,720      19,041,575

NET PROPERTY AND EQUIPMENT                               1,817,494       1,564,552

INTANGIBLE AND OTHER ASSETS
   Goodwill, net of accumulated amortization             2,842,105       2,012,195
   Other assets, net of accumulated amortization           627,390         530,151
                                                      ------------    ------------

                                                      $ 24,673,709    $ 23,148,473
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable and current maturities
        of long-term notes payable - (Note D)         $     71,147    $     71,147
   Accounts payable                                        789,095         842,985
   Accrued compensation and benefits                       562,452         607,052
   Other accrued liabilities                               285,785         255,414
                                                      ------------    ------------
                          TOTAL CURRENT LIABILITIES      1,708,479       1,776,598

LONG-TERM NOTES PAYABLE - (NOTE D)                         172,196         207,770

OTHER LONG-TERM LIABILITIES                                150,904         150,905

STOCKHOLDERS' EQUITY
  Common stock:
      Per value $.16 per share, 10,000,000 shares
      authorized, 6,195,579 shares issued at
      November 30, 1997; 6,110,608 shares issued
      at May 31, 1997                                      991,293         977,697
   Additional paid in capital                           24,233,438      23,937,397
   Retained-earnings deficit                            (2,582,601)     (3,901,894)
                                                      ------------    ------------
                                                        22,642,130      21,013,200
                                                      ------------    ------------

                                                      $ 24,673,709    $ 23,148,473
                                                      ============    ============

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                           Three Months Ended            Six Months Ended
                                               November 30                  November 30
                                           1997           1996          1997           1996
                                           -------------------          -------------------
REVENUES
   Sales                                $4,627,152     $3,761,162    $ 9,054,234    $ 7,796,085

EXPENSES
   Cost of goods sold                    1,800,812      1,487,708      3,743,206      3,033,898
   Sales and marketing                   1,228,836      1,079,807      2,396,404      2,249,448
   General and administrative              723,241        538,899      1,309,419      1,093,945
   Research and development                360,439        318,275        654,700        666,349
                                        ----------     ----------    -----------    -----------
                                         4,113,328      3,424,689      8,103,729      7,043,640
                                        ----------     ----------    -----------    -----------
INCOME FROM OPERATIONS                     513,824        336,473        950,505        752,445

OTHER INCOME (EXPENSES)
   Interest income                         150,438         78,598        316,060        101,056
   Interest expense                         (6,267)       (22,192)       (12,721)       (53,160)
   Other                                    80,103         42,758        134,549         47,758
                                        ----------     ----------    -----------    -----------
                                           224,274         99,164        437,888         95,654
                                        ----------     ----------    -----------    -----------
                       INCOME BEFORE
                        INCOME TAXES       738,098        435,637      1,388,393        848,099

INCOME TAXES                                49,400         22,897         69,100         34,600
                                        ----------     ----------    -----------    -----------

                          NET INCOME    $  688,698     $  412,740    $ 1,319,293    $   813,499
                                        ==========     ==========    ===========    ===========
                      NET INCOME PER
                      SHARE (NOTE B)    $     0.11     $     0.08    $      0.21    $      0.16
                                        ==========     ==========    ===========    ===========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                       Common Stock
                                 -----------------------   Additional      Retained-
                                   Number                   Paid-In        Earnings
                                 of Shares      Amount      Capital        Deficit
                                 ---------      ------     ----------      --------

Balance at June 1, 1997          6,110,608   $   977,697   $23,937,397   $(3,901,894)
   Exercise of warrants                471            76         2,195
   Exercise of options              84,500        13,520       293,846
   Net income for the
     six months ended
     November 30, 1997                                                     1,319,293
                               -----------   -----------   -----------   -----------

Balance at November 30, 1997     6,195,579   $   991,293   $24,233,438   $(2,582,601)
                               ===========   ===========   ===========   ===========




Balance at June 1, 1996          4,559,260   $   729,482   $13,841,617   $(5,713,395)
   Exercise of warrants              1,782           285         8,304
   Exercise of options              38,100         6,096        85,845
   Issuance of common shares     1,501,100       240,176     9,961,180
   Net income for the
     six months ended
     November 30, 1996                                                       813,499
                               -----------   -----------   -----------   -----------

Balance at November 30, 1996     6,100,242   $   976,039   $23,896,946   $(4,899,896)
                               ===========   ===========   ===========   ===========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                        Six Months Ended November 30
                                                            1997            1996
                                                        ----------------------------
OPERATING ACTIVITIES:
   Net income                                           $  1,319,293    $    813,499
   Adjustments to reconcile net income to net cash
     provided from (used in) operating activities:
       Depreciation and amortization                         329,071         279,624
   Changes in operating assets and
     liabilities:
       Accounts receivable                                  (573,139)       (451,718)
       Inventories                                          (480,532)       (149,869)
       Other current assets                                 (164,556)        (32,070)
       Accounts payable                                      (53,890)        240,712
       Other accrued expenses                                (14,229)        176,539
                                                        ------------    ------------
                               NET CASH PROVIDED FROM
                                 OPERATING ACTIVITIES        362,018         876,717

INVESTING ACTIVITIES:
   Purchases of property and equipment
     and other assets                                       (410,362)       (273,036)
   Acquisition of business                                (1,398,632)        (53,217)
   Purchases of marketable securities                    (10,354,137)    (20,678,742)
   Proceeds from sale of marketable securities            11,431,818      10,598,911
                                                        ------------    ------------
                                             NET CASH
                         USED IN INVESTING ACTIVITIES       (731,313)    (10,406,084)

FINANCING ACTIVITIES:
   Payments on short-term borrowings                               0      (1,043,946)
   Payments on long-term borrowings                          (35,575)        (35,574)
   Proceeds from issuance
     of common stock                                         309,637      10,301,886
                                                        ------------    ------------
                               NET CASH PROVIDED FROM
                                 FINANCING ACTIVITIES        274,062       9,222,366
                                                        ------------    ------------

                                     DECREASE IN CASH        (95,233)       (307,001)
Cash at beginning of period                                  718,864         625,992
                                                        ------------    ------------

                                CASH AT END OF PERIOD   $    623,631    $    318,991
                                                        ============    ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended November 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1998. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1997 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

NOTE B - NET INCOME PER SHARE

The net income per share amounts for 1997 and 1996 are based on the weighted average number of common shares outstanding adjusted to reflect the assumed exercise of outstanding stock options and warrants, to the extent these items had a dilutive effect on the computations.

NOTE C - ACQUISITION

Effective July 1, 1997, Neogen acquired certain assets of Triple Crown, a division of W.J. Bartus, Inc. of Fort Pierce, Florida. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory, fixed assets and 20 related products were moved to the Company's Lexington, Kentucky division.

The initial purchase price consisted of a cash payment of approximately $1,400,000. Additional consideration may be paid based upon operating performance for the twelve month period ending June 1998.

NOTE D - SUBSEQUENT EVENTS

In December, 1997 the company signed new loan agreements for its existing line of credit, term loan and installment note payable with Comerica Bank. The new line of credit arrangement provides for a $1,500,000 unsecured line bearing interest at the prime rate less .50% (the prime rate was 8.50% at November 30, 1997). The company has no borrowings against this line of credit.

The term loan and installment note payable were combined into a new variable rate installment note in the amount of $243,344. The new installment note is unsecured and is payable in 60 monthly installments of $4,056 plus interest at the prime rate less .50%.

The company also renewed a $1,000,000 line of credit with another bank in December, 1997 at essentially the same terms and conditions that existed prior to the renewal. There are no borrowings against this line.

Effective December 30, 1997, Neogen acquired certain assets of Vetoquinol, U.S.A., Inc. located in Tampa, Florida. The acquisition was accounted for by the purchase method. Neogen plans to continue to operate the production facility in Tampa and has relocated all sales and administrative functions to the company's Lexington, Kentucky facility.

The purchase price consisted of initial consideration of approximately $2,000,000 in cash paid at closing. A second and final cash payment of approximately $200,000 will be paid on or about April 10, 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended November 30, 1997 Compared To Three Months Ended November 30, 1996.

Total revenues for the quarter ended November 30, 1997 were $866,000 or 23% higher than the same quarter in 1996. Sales of diagnostic products were up $836,000 in the second quarter representing an increase of 29% and sales of veterinary instruments increased $30,000 or 3%.

The increase in diagnostic product sales was due to several factors. The acquisition of certain assets of W.J. Bartus, Inc. ("Triple Crown") effective July 1, 1997 resulted in increased sales of $455,000 for the quarter. Greater demand for test kits and other products sold to the professional equine market contributed $189,000 in higher sales. Sales of test kits and reagents for pharmacologics were $50,000 higher than the prior year. Sales of diagnostic test kits to detect microorganisms increased $299,000 or 159% in the second quarter compared to the same period last year.

The aforementioned increases in diagnostic product sales were offset by a $145,000 or 16% decrease in sales of test kits to detect vomitoxin during the second quarter. As discussed in the company's 10-KSB for the year ended May 31, 1997, last year's midwest winter wheat crop contained high levels of vomitoxin and management believed sales of test kits for this harmful residue would decline in the current fiscal year.

Cost of goods sold increased $313,000 in the second quarter as a direct result of the overall increase in product sales. As a percentage of sales, cost of goods sold declined to 39% from 40% in the second quarter last year due to increased labor productivity and better utilization of fixed overhead costs.

Sales and marketing expenses increased $149,000 compared to the prior year primarily due to higher costs associated with marketing products to the professional equine market. Salaries, fringe and travel expenses were $56,000 higher due to increased staffing. Commissions and royalty expense increased $51,000 as a direct result of higher sales and advertising expenses were $20,000 higher than last year.

General and administrative expenses were $184,000 higher in the second quarter as a result of increases in cost for several categories. Salaries and wages increased $49,000 compared to last year partially due to hiring of clerical staff to handle increased business volume and partially due to higher bonus accruals as a result of improved operating performance. Consulting expense was $63,000 higher in the second quarter primarily due to contract services associated with a new computer installation and also due to management consulting pertaining to the company's Ampcor Diagnostic subsidiary. Other categories of expenses which were higher in the second quarter compared to last year included investor relations ($17,000), amortization ($17,000), recruiting and relocation ($14,000), legal and professional ($12,000) and Michigan Single Business Tax ($11,000).

The $42,000 increase in research expense in the second quarter is primarily due to higher salaries, fringe and travel costs at the company's Ampcor Diagnostics subsidiary located in Bridgeport, New Jersey. Research at this subsidiary is focused on development of new diagnostic tests for the detection of microorganisms.

Other income (expense) was $125,000 higher in the second quarter than last year. In October 1996, the Company completed a public offering of common stock . A portion of the proceeds was used to pay down short-term bank borrowings, resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities, which has resulted in higher interest income. In addition, the Company's share of royalties, paid to an affiliated partnership, increased significantly in the second quarter compared to the prior year.

Six Months Ended November 30, 1997 Compared To Six Months Ended November 30,
1996.

Total revenues for the six months ended November 30, 1997 were $1,258,000 or 16% higher than the same period in 1996. Sales of diagnostic products increased $1,207,000 or 19% and veterinary instruments sales increased $51,000 or 3%.

Of the $1,207,000 increase in diagnostic sales, $782,000 is due to the acquisition of Triple Crown effective July 1, 1997. Test kits and other products sold to the professional equine market were $402,000 higher than last year while sales of test kits and reagents for pharmacologics were up $121,000. In addition, sales of test kits to detect microorganisms increased $428,000 or 108% compared to the prior year.

Offsetting these increases in diagnostic product sales was a $527,000 or 25% decline in sales of diagnostic kits for the detection of vomitoxin. Management discussed its belief that sales of vomitoxin test kits would likely decline in the current fiscal year in the company's Form 10-KSB for the year ended May 31, 1997.

The increase in veterinary instrument sales is due to a small increase in domestic demand along with sales of new specialty needles.

Cost of goods sold increased $709,000 in the first six months, mostly as a result of the overall increase in product sales. In addition, raw material expense increased substantially due to a change in sales mix. Sales of products sold to the professional equine market, which carry a higher material cost, increased significantly while sales of diagnostic test kits to detect vomitoxin, which have a much lower material cost, declined. Management expects raw material cost to continue to run higher in the current fiscal year than in the prior year due to sales mix.

Sales and marketing expenses were up $147,000 during the first six months compared to the prior year. Increases in salaries, fringe, commissions, royalties, printing, travel, advertising and promotions totaling approximately $216,000 and related to increases in sales of professional equine products, including the acquisition of Triple Crown, were partially offset by lower royalties associated with sales of diagnostic test kits for natural toxins and by lower bad debt expense.

Numerous categories in general and administrative were higher compared to the prior year resulting in an overall increase of $215,000. The vast majority of this increase incurred in the second quarter which was explained earlier in this Form 10-QSB.

Although research and development expense declined slightly in the first six months compared to the same period last year, management believes that research and development is critical to the Company's future. Accordingly, the Company expects its annual research and development expense for the current fiscal year to approximate the same levels, expressed as a percentage of revenue, as experienced in prior years.

Other income (expense) was $342,000 higher for the six months ended November 30, 1997 compared to the prior year for the same reasons as described previously when discussing results for three months ended November 30, 1997 compared to same period in 1996.

Financial Condition and Liquidity

At November 30, 1997 the Company had $11,871,000 in cash and marketable securities, working capital of $17,678,000 and stockholders' equity of $22,642,000. In addition, the Company has bank lines of credit totaling $2,500,000 with nothing borrowed against these lines as of November 30, 1997. Cash and marketable securities decreased $1,173,000 during the first six months primarily as a result of the acquisition of certain assets of W.J. Bartus, Inc.. Effective July 1, 1997 the Company acquired substantially all of the assets of Triple Crown Pharmaceuticals, a division of W.J. Bartus, Inc. of Ft. Pierce, Florida. The initial purchase price consisted of a cash payment of approximately $1,400,000 paid in July, 1997.

Accounts receivable are higher at November 30, 1997 than May 31, partially as a result of the acquisition of Triple Crown and partially because of significant sales volume during the last two weeks of the quarter ended November 30, 1997 at all of the company's operating units. Inventories are higher at November 30, 1997 than at May 31 as a result of the acquisition of Triple Crown, to support increases in sales of professional equine products and in anticipation of future increases in sales volume.

Other current assets increased $165,000 at November 30, 1997 compared to May
31. Although several categories of other current assets were higher due to increased business volume, the majority of this increase, $100,000, represents an earnest deposit associated with a letter of intent to purchase certain assets of Vetoquinol U.S.A., Inc.. Effective December 30, 1997, the company acquired certain assets of Vetoquinol U.S.A., Inc., located in Tampa, Florida for approximately $2,000,000 in cash, including the aforementioned earnest deposit. A second and final payment of approximately $200,000 will be paid on or about April 10, 1998.

The increase in goodwill and other non-current assets at November 30, 1997 compared to May 31, 1997 is due to the acquisition of Triple Crown. Accounts payable declined $54,000 between May 31 and November 30 due primarily to the timing of month-end cut-offs and scheduled payment dates for trade payables.

The Company did not borrow any additional funds during the first or second quarters and made scheduled payments on long-term debt totaling $35,575. Neogen expended approximately $410,000 in the first six months for additions to property, equipment and other assets. At November 30, 1997, the Company had no material commitments for capital expenditures other than the aforementioned acquisition of Vetoquinol U.S.A., Inc.. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for eighteen of its last nineteen quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at November 30, 1997, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit Index

                  Exhibit 4 - Instruments defining the rights of security holders incorporated by reference from Exhibit 3 (a) (2) of the Second Amendment to the Form S-18 Registration Statement filed on August 22, 1989.

                  Exhibit 11 - Statement regarding computation of earnings per share.

                  Exhibit 27 - Financial Data Schedule

         (b) Reports On Form 8-K Filed In Quarterly Period Ended November 30, 1997.

                  The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEOGEN CORPORATION



January 9, 1998                      /S/  James L. Herbert
-----------------------------        ----------------------------------------
Date                                 James L. Herbert
                                     President



January 9, 1998                      /S/  Lon M. Bohannon
-----------------------------        ----------------------------------------
Date                                 Lon M. Bohannon
                                     Vice President - Chief Financial Officer

                                EXHIBIT INDEX

                           Exhibits Filed Herewith



EXHIBIT NO.                      DESCRIPTION

    11             Statement Regarding Computation Of Earnings Per Share


    27             Financial Data Schedule