Form 10QSB
period 1998-02-28
NEOGEN CORP
filed 1998-04-07
CIK 711377

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
 [x]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended: February 28, 1998

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

                  Yes __ x __                   No _______

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after distribution of securities under a plan confirmed by a court.

                  Yes _______                    No _________

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

              6,207,879 shares were outstanding on April 1, 1998

                                    INDEX

                     NEOGEN CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (unaudited)

          Consolidated balance sheets--February 28, 1998 and May 31, 1997.

          Consolidated statements of operations--Three months ended February 28, 1998 and 1997; nine months ended February 28, 1998 and 1997.

          Consolidated statements of stockholders' equity--Nine months ended February 28, 1998 and 1997.

          Consolidated statements of cash flows--Nine months ended February 28, 1998 and 1997.

          Notes to consolidated financial statements--February 28, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                       February 28       May 31
                                                          1998            1997
                                                      ------------    ------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                               $    788,182    $    718,864
   Marketable securities                                 9,618,475      12,324,913
   Net accounts receivable                               3,146,411       2,024,161
   Inventories                                           4,517,265       3,620,200
   Other current assets                                    407,943         353,437
                                                      ------------    ------------
                               TOTAL CURRENT ASSETS     18,478,276      19,041,575

NET PROPERTY AND EQUIPMENT                               1,952,658       1,564,552

INTANGIBLE AND OTHER ASSETS
   Goodwill, net of accumulated amortization             3,755,053       2,012,195
   Other assets, net of accumulated amortization         1,161,050         530,151
                                                      ------------    ------------

                                                      $ 25,347,037    $ 23,148,473
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable and current maturities
        of long-term notes payable - (Note D)         $     48,673    $     71,147
   Accounts payable                                        978,220         842,985
   Accrued compensation and benefits                       453,795         607,052
   Other accrued liabilities                               192,075         255,414
                                                      ------------    ------------
                          TOTAL CURRENT LIABILITIES      1,672,763       1,776,598

LONG-TERM NOTES PAYABLE - (NOTE D)                         186,560         207,770

OTHER LONG-TERM LIABILITIES                                150,904         150,905

STOCKHOLDERS' EQUITY
  Common stock:
      Par value $.16 per share, 10,000,000 shares
      authorized, 6,207,879 shares issued at
      February 28, 1998; 6,110,608
      shares issued at May 31, 1997                        993,261         977,697
   Additional paid in capital                           24,268,865      23,937,397
   Retained-earnings deficit                            (1,925,316)     (3,901,894)
                                                      ------------    ------------
                                                        23,336,810      21,013,200
                                                      ------------    ------------

                                                      $ 25,347,037    $ 23,148,473
                                                      ============    ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                             Three Months Ended February 28   Nine Months Ended February 28
                                                  1998             1997           1998             1997
                                              ------------    ------------    ------------    ------------
REVENUES                                      $  4,544,221     $ 3,586,710    $ 13,598,455    $ 11,382,795

EXPENSES
   Cost of goods sold                            2,021,628       1,478,867       5,764,834       4,512,765
   Sales and marketing                           1,148,474         977,236       3,544,878       3,226,684
   General and administrative                      608,321         520,724       1,917,740       1,614,669
   Research and development                        348,763         321,655       1,003,463         988,004
                                              ------------    ------------    ------------    ------------
                                                 4,127,186       3,298,482      12,230,915      10,342,122
                                              ------------    ------------    ------------    ------------
                     INCOME FROM OPERATIONS        417,035         288,228       1,367,540       1,040,673

OTHER INCOME (EXPENSE)
   Interest income                                 148,422         165,948         464,482         267,004
   Interest expense                                 (3,326)         (6,720)        (16,047)        (59,880)
   Other                                            79,954          80,175         214,503         127,933
                                              ------------    ------------    ------------    ------------
                                                   225,050         239,403         662,938         335,057
                                              ------------    ------------    ------------    ------------
                              INCOME BEFORE
                               INCOME TAXES        642,085         527,631       2,030,478       1,375,730

INCOME TAX EXPENSE (BENEFIT)                       (15,200)         23,300          53,900          57,900
                                              ------------    ------------    ------------    ------------

                                 NET INCOME   $    657,285    $    504,331    $  1,976,578    $  1,317,830
                                              ============    ============    ============    ============

                       NET INCOME PER SHARE
                           BASIC - (NOTE B)   $       0.11    $       0.08    $       0.32    $       0.25
                                              ============    ============    ============    ============

                     NET INCOME PER SHARE -
               ASSUMING DILUTION - (NOTE B)   $       0.10    $       0.08    $       0.31    $       0.24
                                              ============    ============    ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                      Common Stock
                               -------------------------    Additional     Retained-
                                  Number                    Paid - In      Earnings
                                of Shares       Amount       Capital       Deficit
                               -----------   -----------   -----------   -----------

Balance at June 1, 1997          6,110,608   $   977,697   $23,937,397   $(3,901,894)
   Exercise of warrants                471            76         2,195
   Exercise of options              96,800        15,488       329,273
   Net income for the
     nine months ended
     February 28, 1998                                                     1,976,578
                               -----------   -----------   -----------   -----------

Balance at February 28, 1998     6,207,879   $   993,261   $24,268,865   $(1,925,316)
                               ===========   ===========   ===========   ===========




Balance at June 1, 1996          4,559,260   $   729,482   $13,841,617   $(5,713,395)
   Exercise of warrants              1,782           285         8,304
   Exercise of options              47,866         7,658       124,928
   Issuance of common shares     1,501,100       240,176     9,961,180
   Net income for the
     nine months ended
     February 28, 1997                                                     1,317,830
                               -----------   -----------   -----------   -----------

Balance at February 28, 1997     6,110,008   $   977,601   $23,936,029   $(4,395,565)
                               ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                                            Nine Months Ended February 28
                                                                1998             1997
                                                            ------------    ------------
OPERATING ACTIVITIES:
   Net income                                               $  1,976,578    $  1,317,830
   Adjustments to reconcile net income to net cash
     provided from (used in) operating activities:
       Depreciation and amortization                             510,187         418,042
   Changes in operating assets and
     liabilities:
       Accounts receivable                                      (630,367)       (390,086)
       Inventories                                              (493,111)       (178,034)
       Other current assets                                      (43,751)        (31,754)
       Accounts payable                                          135,235         262,317
       Other accrued liabilities                                (216,596)        165,227
                                                            ------------    ------------
                                   NET CASH PROVIDED FROM
                                     OPERATING ACTIVITIES      1,238,175       1,563,542

INVESTING ACTIVITIES:
   Purchases of property and equipment
     and other assets                                           (535,807)       (405,717)
   Purchases of marketable securities                        (15,707,804)    (32,985,923)
   Proceeds from sale of marketable securities                18,414,242      22,352,660
   Acquisition of businesses                                  (3,642,837)        (53,122)
                                                            ------------    ------------
                                         NET CASH USED IN
                                     INVESTING ACTIVITIES     (1,472,206)    (11,092,102)

FINANCING ACTIVITIES:
   Net payments on short-term borrowings                               0      (1,043,946)
   Payments on long-term borrowings                              (43,683)        (53,361)
   Proceeds from issuance
     of common stock                                             347,032      10,342,531
                                                            ------------    ------------
                                   NET CASH PROVIDED FROM
                                     FINANCING ACTIVITIES        303,349       9,245,224
                                                            ------------    ------------

INCREASE (DECREASE) IN CASH                                       69,318        (283,336)
CASH AT BEGINNING OF PERIOD                                      718,864         625,992
                                                            ------------    ------------

CASH AT END OF PERIOD                                       $    788,182    $    342,656
                                                            ============    ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form-10QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended February 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1998. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1997 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

NOTE B - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORTATION AND SUBSIDIARIES

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended February 28    Nine Months Ended February 28
                                             1998            1997            1998            1997
                                          ----------      ----------      ----------      ----------
Numerator for basic and
  diluted earnings per share:
     Net Income                           $  657,285      $  504,331      $1,976,578      $1,317,830
                                          ==========      ==========      ==========      ==========

Denominator:
  Denominator for basic
  earnings per share - weighted
  average shares                           6,204,225       6,104,726       6,166,578       5,311,279

  Effect of dilutive securities:
    Employee stock options                   214,394         118,606         200,551         124,403
    Warrants                                  25,399          17,538          23,453          17,839
                                          ----------      ----------      ----------      ----------

    Dilutive potential common stock          239,793         136,144         224,004         142,242
       Denominator for diluted
       earnings per share - adjusted
       weighted average shares and
       assumed conversions                 6,444,018       6,240,870       6,390,582       5,453,521
                                          ==========      ==========      ==========      ==========

Basic earnings per share                  $     0.11      $     0.08      $     0.32      $     0.25
                                          ==========      ==========      ==========      ==========

Diluted earnings per share                $     0.10      $     0.08      $     0.31      $     0.24
                                          ==========      ==========      ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE C - ACQUISITIONS

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

The purchase price consisted of initial consideration of approximately $2,035,000 in cash paid at closing. A second cash payment not to exceed $212,000 will be paid in April, 1998. Additional consideration not to exceed $200,000 may be paid based upon operating performance for the twelve month periods ending December 31, 1998 and 1999.

NOTE D - NOTES PAYABLE

In December, 1997 the company signed a new loan agreement for its existing term loan and installment note payable with Comerica Bank. The term loan and installment note payable were combined into a new variable rate installment note in the amount of $243,344. The new installment note is unsecured and is payable in 60 monthly installments of $4,056 plus interest at the prime rate less .50% (prime rate was 8.5% at February 28, 1998)

The company also renewed a $1,000,000 line of credit with First Chicago - NBD Bank in December, 1997 at essentially the same terms and conditions that existed prior to the renewal. There are no borrowings against this line.

In March, 1998 the company entered into a new loan agreement with Comerica Bank to provide; (1) a $1,500,000 unsecured working capital line of credit which replaced the company's existing $1,500,000 line of credit with Comerica Bank and; (2) a new $7,500,000 unsecured line of credit for corporate acquisitions. Both of these lines bear interest at the prime rate less .50% and the company currently has no borrowings against either of these lines of credit.

The terms of certain financing agreements contain, among other provisions, the requirements to meet certain financial ratios and levels of working capital and tangible net worth, and restrict the payment of dividends.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended February 28, 1998 Compared To Three Months Ended February 28, 1997.

Sales for the quarter ended February 28, 1998 were 27% higher than the same quarter in 1997. Sales of diagnostic products were up $839,000 in the third quarter representing an increase of 32% and sales of veterinary instruments increased $126,000 or 13%.

The increase in diagnostic product sales was due to several factors. The acquisitions of certain assets of W.J. Bartus, Inc. ("Triple Crown") effective July 1, 1997 and certain assets of Vetoquinol, U.S.A. ("Immunovet") effective December 30, 1997 resulted in increased sales of $742,000 for the quarter. Greater demand for test kits and other products sold to the professional equine market contributed $120,000 in higher sales. Sales of test kits and reagents for pharmacologics were $42,000 higher than the prior year. Diagnostic test kits sold to the meat and poultry market for the detection of microorganisms increased $150,000 or 91% in the third quarter compared to the same period last year.

The increase in veterinary instrument sales was primarily the result of sales to a new customer of specialty syringes and needles used by retail consumers to inject marinades and spices into various red and white meats.

The aforementioned increases in diagnostic product sales were offset by a $123,000 or 18% decrease in sales of test kits and readers to detect vomitoxin. As discussed in the company's 10-KSB for the year ended May 31, 1997, last year's midwest winter wheat crop contained high levels of vomitoxin and management believed sales of test kits for this harmful residue would decline in the current fiscal year. Sales of other test kits to detect mycotoxins were $69,000 below last year due primarily to a grain harvest this year that, for the most part, was free of harmful, naturally occurring mycotoxins.

Cost of goods sold increased $543,000 in the third quarter due primarily to the overall increase in product sales. Raw material expense was 26% of sales compared to 23% in the same period last year due to a change in sale mix. Sales of products sold to the professional equine market, including sales derived for the acquisition of Triple Crown, have a higher raw material cost than sales of diagnostic test kits used for the detection of vomitoxin and other harmful mycotoxins.

Sales and marketing expenses increased $171,000 compared to the prior year exclusively due to higher costs associated with marketing products to the professional equine market. Salaries, fringe, recruiting, relocation, and travel expenses were $125,000 higher due to increased staffing. Commissions and royalty expense increased $48,000 as a direct result of higher sales.

General and administrative expenses were $88,000 higher in the third quarter primarily as a result of increases in cost for two categories. Consulting expense was $81,000 higher in the third quarter due to contract services associated with a new computer installation and also due to management consulting pertaining to the company's Ampcor Diagnostic subsidiary.

In addition, legal and professional fees increased $84,000 compared to the prior year. Although the company is a party to ordinary routine litigation incidental to its business, there are no pending material adverse legal proceedings. The increase in expense in these two categories was partially offset by lower recruiting and relocation expense ($57,000) compared to last year and a reduction in Michigan Single Business Tax ($19,000) compared to the prior year.

The relatively small $27,000 increase in research expense in the third quarter was due to higher cost in several categories including salaries, contract services and consulting. The company believes research and development is critical to its future an expects research expense to approximate 9% of total revenues in future periods.

Other income declined slightly compared to the prior year due to a decrease in interest income. The company had lower cash balances to invest as a result of the acquisitions of Triple Crown and Immunovet.

During the third quarter, the company adjusted its liability for federal income taxes based on its actual tax liability for the fiscal year ended May 31, 1997 and revised estimates of taxable income for the current fiscal year. The adjustment resulted in recognition of a tax benefit amounting to approximately $15,000 in the third quarter.

Nine Months Ended February 28, 1998 Compared to Nine Months Ended February 28, 1997.

Total revenues for the nine months ended February 28, 1998 were $2,216,000 or 20% higher than the same period in 1997. Sales of diagnostic products increased $2,062,000 or 23% and veterinary instruments sales increased $177,000 or 7%.

Of the $2,062,000 increase in diagnostic sales, $1,524,000 was due to the acquisitions of Immunovet, effective December 30, 1997 and Triple Crown, effective July 1, 1997. Test kits and other products sold to the professional equine market were $522,000 higher than last year while sales of test kits and reagents for pharmacologics were up $163,000. In addition, sales of test kits to detect microorganisms increased $641,000 or 104% compared to the prior year.

Offsetting these increases in diagnostic product sales was a $699,000 or 23% decline in sales of diagnostic test kits and readers for the detection of vomitoxin. Management discussed its belief that sales of vomitoxin test kits would likely decline in the current fiscal year in the company's Form 10-KSB for the year ended May 31, 1997.

As discussed earlier in this 10QSB, veterinary instrument sales were higher primarily due to shipments to a new customer of specialty syringes and needles used by retail customers to inject marinades and spices into various red and white meats.

Cost of goods sold increased $1,252,000 in the first nine months, mostly as a result of the overall increase in product sales. In addition, raw material expense increased substantially due to a change in sales mix. Sales of products sold to the professional equine market, which carry a higher material cost, increased significantly while sales of diagnostic test kits to detect vomitoxin, which have a much lower material cost, declined. Management expects raw material cost to continue to run higher in the current fiscal year than in the prior year due to sales mix.

Sales and marketing expenses were up $318,000 during the first nine months compared to the prior year. Increases in salaries, fringe, recruiting, relocation, commissions, royalties, printing, travel, advertising and promotions totaling approximately $393,000 and related to increases in sales of professional equine products, including the acquisitions of Triple Crown and Immunovet, were partially offset by lower royalties associated with sales of diagnostic test kits for mycotoxins.

Approximately $260,000 of the $303,000 increase in general and administrative expense compared to the prior year was due to increases in consulting ($140,000) and legal and professional fees ($120,000) as discussed earlier in this 10Q-SB. The company is a party to ordinary routine litigation incidental to its business, but there are no pending material adverse legal proceedings.

Other income (expense) was $328,000 higher for the first nine months than last year. In October 1996, the Company completed a public offering of common stock. A portion of the proceeds was used to pay down short-term bank borrowings, resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities, which has resulted in higher interest income. In addition, the Company's share of royalties, paid to an affiliated partnership, increased significantly during the first nine months compared to the prior year.

Financial Condition and Liquidity

At February 28, 1998 the Company had $10,407,000 in cash and marketable securities, working capital of $16,806,000 and stockholders' equity of $23,337,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of February 28, 1998. Cash and marketable securities decreased $2,637,000 during the first nine months primarily as a result of the acquisitions of certain assets of W.J. Bartus, Inc. and Vetoquinol U.S.A., Inc.. Effective July 1, 1997 the Company acquired substantially all of the assets of Triple Crown Pharmaceuticals, a division of W.J. Bartus, Inc. of Ft. Pierce, Florida. The initial purchase price consisted of a cash payment of approximately $1,400,000 paid in July, 1997. Effective December 30, 1997 the company acquired certain assets of Vetoquinol, U.S.A., Inc. located in Tampa, Florida. The initial purchase price consisted of a cash payment of approximately $2,035,000 paid at closing and a second cash payment not to exceed $212,000 to be paid in April, 1998.

Accounts receivable are higher at February 28, 1998 than May 31, partially as a result of the aforementioned acquisitions and partially because of significant sales volume during the last two weeks of the quarter ended February 28, 1998 at all of the company's operating units. Inventories are higher at February 28, 1998 than at May 31 as a result of the acquisitions, to support increases in sales of professional equine products and in anticipation of future increases in sales volume.

Other current assets increased $55,000 at February 28, 1998 compared to May 31, 1997, partially due to an overall increase in business volume, partially as a result of the acquisitions, and partially due to a $30,000 deposit pertaining to Bot Tox B, a vaccine sold by the company to prevent type B botulism in horses. The deposit was returned to the company in April, 1998.

The increase in goodwill and other non-current assets at February 28, 1998 compared to May 31, 1997 was due to the previously discussed acquisitions. Accounts payable increased $135,000 between May 31 and November 30 due primarily to the timing of month-end cut-offs and scheduled payment dates for trade payables.

Other accrued liabilities declined $217,000 at February 28, 1998 compared to May 31, 1997. Lower accruals for salaries and bonuses at February 28 accounted for $130,000 of this decline. In addition, accrued liabilities for federal income taxes and Michigan Single Business Tax were $53,000 lower at February 28, 1998 than at May 31, 1997.

The Company did not borrow any additional funds during the first nine months and made scheduled payments on long-term debt totaling $43,683. Neogen expended approximately $536,000 in the first nine months for additions to property, equipment and other assets. At February 28,1998 the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for nineteen of its last twenty quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at February 28, 1998, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

                         PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit Index

                  Exhibit 4 - Instruments defining the rights of security holders incorporated by reference from Exhibit 3 (a) (2) of the Second Amendment to the Form S-18 Registration Statement filed on August 22, 1989.

                  Exhibit 27 - Financial Data Schedules For Quarters Ended August 31, 1997 and 1996, November 30, 1997 and 1996,
                  February 28, 1998 and 1997, and Year Ended May 31, 1997.

          (b) Reports On Form 8-K Filed In Quarterly Period Ended February 28, 1998.

                  The Company did not file any reports on Form 8-K in the quarterly period ended February 28, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEOGEN CORPORATION



April 3, 1998                  /S/  James L. Herbert
-----------------------        ---------------------

Date                           James L. Herbert
                               President



April 3, 1998                  /S/  Lon M. Bohannon
-----------------------        ---------------------
Date                           Lon M. Bohannon
                               Vice President - Chief Financial Officer

                                EXHIBIT INDEX

                           Exhibits Filed Herewith



EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

27 Financial Data Schedules For Quarters Ended August 31, 1997 and 1996, November 30, 1997 and 1996, February 28, 1998 and 1997 and Year Ended May 31, 1997.