Form 10KSB
period 1998-05-31
NEOGEN CORP
filed 1998-08-21
CIK 711377

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB
(Mark One)
_X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended May 31, 1998
                                      OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

                       Commission File Number: 0-17988

                              NEOGEN CORPORATION
                (Name of small business issuer in its charter)
       MICHIGAN                                                 38-2367843
       --------                                                 ----------
 (State or other jurisdiction of                            (I.R.S.Employer
  incorporation or organization)                          Identification No. )

 620 LESHER PLACE, LANSING, MICHIGAN                              48912
 -----------------------------------                              -----
 (Address of principal executive offices)                      (Zip Code)

                                 517/372-9200
                                 ------------
                       (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                           ------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.16 PAR VALUE
                         ----------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes__ X__      No__

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The issuer's revenue for its most recent fiscal year was $ 18,488,389
                                                                  ------------
         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1998 was $44,546,084 based on the closing price as reported by the NASDAQ National Market.

                  THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS

         As of August 10, 1998, registrant had outstanding 6,232,079 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

         THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 8, 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

   Transitional Small Business Disclosure Format (check one)  Yes___  No__X__

                                    PART I

ITEM 1. BUSINESS

General

         Neogen Corporation develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company's products are grouped into two areas, diagnostic test kits and veterinary instruments. The Company's diagnostic test kits aid in the detection of foodborne bacteria, natural toxins, drug residues, pesticide residues, plant disease infections and quality aspects. These diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than many of the conventional diagnostic methods currently being used. The Company's veterinary instrument product line assists in the promotion of animal health principally through the delivery of more precise drug treatments such as antibiotics and vaccines.

         The Company has developed and markets over 140 diagnostic test kits used in food safety, animal safety, plant disease detection, pharmacologic research and a limited number of products for human clinical use. These tests are generally immunoassay products that rely on the Company's proprietary antibodies capable of the detection of residues allowing for rapid and accurate test results. All of the Company's diagnostic test kits are disposable, single use products. The Company has developed its diagnostic test kits so they can be utilized across multiple market segments.

         The diagnostic test kit segment also includes a line of consumable products marketed primarily to veterinarians and distributors serving the professional equine industry. These products include grooming aids, a USDA-approved vaccine to prevent botulism in horses, a biologic used in treatment of equine respiratory infections and a line of premium health care products.

         The Company's Ideal Instruments subsidiary manufactures and markets over 250 different veterinary instrument products used to administer animal health and in obstetrics and surgery. The Company's veterinary instrument product line assists in the promotion of animal health principally through the delivery of more precise drug treatments such as antibiotics and vaccines. The veterinary instrument line is aimed at reducing potential residues in meat and milk while improving animal production efficiency.

         The Company's vision is to become a world leader in development and marketing of products dedicated to food and animal safety. To meet this vision, the Company has developed a growth strategy consisting of the following elements: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring business and forming strategic alliances.

         The Company was formed as a Michigan corporation in June 1981 and actual operations began in 1982. The Company's principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595 and its telephone number is (517) 372-9200.

Recent Developments

New Products

         In December, 1997, Neogen announced a qualitative histamine test for the seafood market to be marketed under the name Alert(R) for Histamine. In May, 1998, the Company announced the release of a quantitative histamine test which is marketed under the name Veratox(R) Histamine. The Company estimates the worldwide rapid histamine test market is $7 million.

         In October, 1997, Neogen introduced a new Alert test for the detection of sulfites in seafood. The test was developed in cooperation with the Aquatic Food Products Laboratory at the University of Florida. The test is used by seafood processors to make certain sulfite levels do not exceed federal regulatory levels.

         In July, 1997, the Company announced the release of the Reveal(R) Bio-Plate test system. This diagnostic test system will be used within the food industry to detect general E. coli. Testing for this bacteria is mandated by new USDA/FSIS regulations. The total market for general E. coli tests is estimated to be in excess of $10 million and is expected to grow a rate of 20 percent per year.

         On June 25, 1997, the Company introduced a new diagnostic test kit for the detection of Listeria. The Reveal(R) for Listeria Test System utilizes the Oxoid(R) test device and Neogen's unitized enrichment media. Listeria is a bacteria found in many different types of foods including meat, eggs, dairy, chicken, seafood and vegetables. Management believes testing for listeria will become growing and widespread.

New U.S. Meat Regulations

         Federal regulations concerning food safety and food adulteration have had a favorable impact on the sales of several of the Company's diagnostic products. In July 1996, the U.S. Department of Agriculture's Food Safety Inspection Service adopted a final rule governing federally inspected meat and poultry processing plants, and businesses outside the U.S. which export meat and poultry into the U.S. This rule and accompanying regulations require mandatory testing for a number of hazardous adulterants that may affect the safety of meat and poultry. Implementation of these regulations have begun and will continue to be phased in over the next several years. Management expects them to have a positive impact on sales of several of the Company's diagnostic test kits.

 New U.S. Seafood Regulations Issued

         In December 1995, the U.S. Food and Drug Administration issued a final rule concerning the procedures required for safe and sanitary processing and importing of fish and fishery products. This rule and accompanying regulations have had no material effect on the Company's diagnostic revenues to this point, since the rule did not become effective until January 1998. However, Company management believes these regulations could have a positive impact on future sales for its seafood marketing group, since the U.S. seafood industry has not previously been subject to mandatory inspection.

Share Repurchase Program

         In August 1998, the Company announced that it would repurchase up to 250,000 shares of its outstanding common stock. The share repurchase program was put in place because management and Neogen's Board of Directors believe that the Company's shares are undervalued from time to time by the market. The shares will be repurchased on the open market or in negotiated transactions, depending upon market conditions and other factors. Accordingly, there is no guarantee as to the exact number of shares to be repurchased, if any.

Acquisitions

         A part of the Company's growth strategy has been to acquire products and businesses that provide the Company with access to technology or products with which to expand its core business. Since 1982, the Company has made several such acquisitions. The information below summarizes recent acquisitions.

  Triple Crown

         Effective July 1, 1997, the Company acquired substantially all of the assets of Triple Crown, a division of W.J. Bartus, Inc. Neogen relocated the business to its facilities in Lexington, Kentucky. The products and technologies acquired have been merged into the Company's professional equine division and added approximately $1,930,000 in new sales in the fiscal year ended May 31, 1998. See Note 3 of the Notes to Consolidated Financial Statements.

Vetoquinol U.S.A., Inc.

         Effective December 30, 1997, Neogen acquired substantially all of the assets of Vetoquinol U.S.A., Inc. a wholly owned subsidiary of the French company, Vetoquinol S.A. Sales and administrative functions have been moved to the Company's Lexington, Kentucky facilities. Neogen continues to operate a Tampa, Florida production facility. The principal product acquired is a biologic used for the treatment of equine respiratory infections. The acquired assets resulted in approximately $570,000 of sales during fiscal year 1998. See Note 3 of the Notes to Consolidated Financial Statements.

Business Strategy

         The Company's vision is to become a worldwide leader in offering products dedicated to food and animal safety. The Company expects to expand its diagnostics and professional equine products, and increase its market penetration of veterinary instruments with a focus on new delivery devices to minimize animal trauma and reduce the likelihood of drug residues in meat and milk products. The Company's strategy to achieve these objectives includes the following:

                     * Increased Sales of Existing Products. The Company will continue to expand its product offering in multiple market segments including: grain, nut and spice processors; meat, poultry and egg processors; seafood processors; animal producers; fruit and vegetable producers/processors; food service providers; human clinical and pharmacologic research; and private and public laboratories. The Company has generally developed its diagnostic test kits so they can be utilized across multiple market segments.

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

Industry Overview

         Due to growing concern related to food and animal safety, animal producers, food producers, processors, pharmaceutical and chemical companies, research institutions, and regulatory agencies are all experiencing increased pressures to find more efficient testing and monitoring programs. The Company's strategy is based on its belief that there will be a continued increase in demand for effective tools to better manage the use of biological products and to detect harmful residues and microorganisms when present in food, animal feeds, and the environment. Similarly, management believes that demand for products to ensure safety in food and companion animals will continue to grow.

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

Company Markets

         The Company has focused its strategy on the food safety and animal safety markets. The Company is marketing and developing several types of diagnostic tests to aid each of the individual food market areas in detecting natural toxins, drug residues, foodborne bacteria, pesticide residues, disease infections and quality aspects. The Company's products are sold into definable market segments:

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

         Management believes that the meat and poultry group offers one of the best opportunities currently to contribute to the Company's growth. The Company offers tests for the bacteria E. coli O157:H7 and general E. coli, salmonella, listeria, and several tests to determine the general level of plant sanitation.

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

         Seafood Processors. Seafood is known to cause foodborne illnesses as a result of both natural toxins and bacteria. In December 1995, the U.S. Food and Drug Administration issued final rules that established mandatory inspection programs for the seafood industry in the U.S. effective January, 1998. The industry is now beginning to implement quality control procedures that will include the use of rapid diagnostic tests. The Company's tests for this market include a general sanitation rapid test as well as tests used to detect the presence of salmonella, listeria, sulfites and histamine, which can result in serious illness or death.

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

         The Company also markets a vaccine, immunostimulant, specialized testing service, and a line of premium healthcare products that are sold to the professional equine market. The Company's line of diagnostic tests to detect drugs in animals are sold virtually throughout the world to detect the presence of drugs of abuse in racing animals. Most racing jurisdictions perform post-race tests on horses and greyhounds to make certain the animals' performance was not altered intentionally by some drug.

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

Products

Diagnostic Test Kits

         The Company has developed and markets over 140 separate diagnostic test kits used in food safety, animal safety, plant diseases, pharmacologic research and a limited number of products for human clinical use. These tests are generally characterized as immunoassay products that rely on the Company's proprietary antibodies capable of detecting specific analyses at the parts per billion levels. Generally, the test kits are single use, faster, less expensive, require less laboratory equipment and less technical capabilities than conventional testing methods.

         Food Safety. Several of the Company's food safety test kits are aimed at the detection of harmful foodborne bacteria. These tests are marketed under the Company's tradename, Reveal(R). Current tests in this one-step simple format are used to detect the presence of salmonella, listeria, general E. coli and E. coli O157:H7. Neogen also markets a test for general E. Coli under the Reveal name and company scientists are developing test kits for other harmful bacteria. Through a marketing agreement with Merck KGaA, the Company has the distribution rights to the U.S. food industry for HY-LITE(R), which is used to detect general plant sanitation levels. The Company also has marketing rights from Orion Diagnostica to distribute four different tests for microbiological contamination including yeast and fungi.

         The Company's Veratox(R) Agri-Screen(R) diagnostic tests are used by the food industry to detect levels of naturally occurring toxins. These products include both qualitative and quantitative tests for aflatoxin, vomitoxin, T-2 toxin, zeralenone, ochratoxin, histamine and fumonisin. Other natural toxin tests are being developed to detect toxins of concern in fruits and vegetables.

         The Company's Agri-Screen Ticket(R) test is used by the food industry to detect harmful residues of a large number of plant pesticides. The seafood industry uses the Company's Alert for Sulfites to make certain sulfilte levels do not exceed federal regulatory levels.

         Animal Safety. The Company markets over 50 high sensitivity immunoassay tests for drugs of abuse in animals and residues in meat. These include tests for narcotic analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. Neogen also provides a testing service for equine veterinarians to detect EPM which affects the central nervous system of horses and can be fatal. In addition, the company markets Bot Tox B, the only USDA approved vaccine for the prevention of Type B botulism in horses and a line of approximately 20 premium health care products sold to the professional equine market. Neogen also markets EqStim(R), and Immuno Regulin(R), biologic products used as immunostimulants to help fight off infections in horses and dogs.

         The Company also has developed a test kit for the detection of a proprietary drug used to control internal parasites. This test kit allows poultry producers to monitor for the effective level of this drug as a feed additive. The Company's tests for bacteria and natural toxins are also used by producers to ensure animal health.

         Plant Diseases. Marketed under the tradename Alert(R), the Company has several diagnostic tests that are used to detect plant diseases. These quick tests identify the presence of Pythium, Phytophthora, Rhizoctonia, Xanthamonas, and Sclerotina. The kits are used as an early detection device, and as a tool to limit fungicide applications.

         Other Diagnostic Tests. Marketed under the AMPCOR(R) label, the Company has 15 different diagnostic tests used by the human clinical market for the detection of serology disorders and a sexually transmitted disease.

         The Company also has several products used for the detection of biologically active substances in humans by researchers and pharmaceutical companies for biomedical research purposes. These tests are used to detect cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Under the trademarks K-Blue and -Gold, the Company sells reagents used by others in diagnostic test kit manufacturing.

         Sales of diagnostic products accounted for approximately 81% and 78% of the Company's total revenues for fiscal years 1998 and 1997, respectively.

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

         In fiscal years ended May 31, 1998 and 1997, sales of veterinary instruments as a percentage of total revenues were 19% and 22% respectively.

Research and Development

         The Company maintains a strong commitment to research and development. The Company's product development efforts are focused on the enhancement of existing product lines and in development of new products based on the Company's existing technologies. The Company employs 27 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $1.4 million and $1.3 million, representing 8% and 9%, of total revenues in fiscal 1998 and 1997, respectively. The Company currently intends to maintain its research and development expenditures at approximately 9% of total revenues.

         The Company has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharamacologics markets, as well as engineering projects for new and improved veterinary instruments.

         Collaboration with Academic Institutions. Since its inception, the Company has identified a substantial amount of applied research in its area of interest at universities that has been developed by researchers. The Company has worked with over 45 scientific collaborators associated with 17 academic institutions. The Company utilizes these relationships in three strategic ways: (i) the technology is transferred from the scientist or university to the Company for the completion of development from the precursor findings or laboratory prototypes; (ii) the Company seeks out and contracts with university researchers to aid its own staff in a part of the development activities for products previously identified by the Company; and
(iii) new products developed by the Company are tested in laboratories on a widespread geographic basis prior to the products' market release. The Company believes in research strategy has enabled it to produce better products, faster and more cost effectively than if the research, development and testing were done exclusively by Company employees in Company facilities.

         Other Collaboration Efforts. Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal 1998 and 1997, royalty payments under these agreements amounted to $ 713,000, and $771,000, respectively.

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

         During the fiscal year ended May 31, 1998, the Company had in excess of 2,000 customers for its products. Since many of these customers are distributors, the total number of end users of the Company's products is considerably larger. Sales to international markets in fiscal 1998 accounted for 22% of the Company's consolidated revenues. See
Note 10 of the Notes to the Company's Consolidated Financial Statements. No single distributor or customer accounted for more than 10% of the Company's revenues in any of the past three years.

         The Company markets, sells and services its products in more than 75 countries through its own sales force, as well as through distributors in certain geographic areas. 63 people, or approximately 30% of the Company's total employees, are engaged in these sales and marketing activities. The Company operates its sales and distribution organization differently for given markets and products as summarized below:

         Food Safety Products. The Company has separately organized sales forces that focus on the key industries in the food area. This group handles both sales and technical services of the Company's disposable test kits. In the U.S. these products are sold directly to end-users. Sales Organizations are maintained for: grain, nut and spices; meat, poultry and eggs; fruits and vegetables; retail food services; private laboratories; and seafood.

         Animal Safety/Veterinary Instruments. The Company maintains separately organized sales forces that focus on the professional equine market and veterinary instruments. Products for the professional equine market are handled by a direct sales force who sell directly to equine veterinarians and also work through established distributors selling to this market. The Company markets virtually all of its veterinary instruments through a network of domestic and international distributors. These distributors typically market pharmaceutical and biological products that are companions to veterinary instruments. The Company has a sales force specifically dedicated to sales of veterinary instruments through the distributor channels.

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

Proprietary Protection And Approvals

         The Company applies for patents and trademarks whenever appropriate. Since its inception, the Company has acquired and received more than 50 patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 20 years.

         Management believes that the Company has adequate protection as to proprietary rights for its products. However, the Company is aware that substantial research in agricultural biotechnology has taken place at universities, governmental agencies and other companies throughout the world and that numerous patent applications have been filed and that and that numerous patents have been issued. In addition, patent litigation currently exists with respect to fundamental agricultural biotechnology and biochemistry. Accordingly, there can be no assurance that the Company's existing patents will be sufficient to protect completely the Company's proprietary rights.

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

         One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, the Company has several products requiring regulatory approval including Bot Tox-B(R), EqStim(R), Immuno Regulin(R) and serological test kits sold to human clinical laboratories. On a combined bases, sales for these products amounted to approximately 10% of total sales in fiscal year 1998. The Company's strategy is to select technical and proprietary products which do not require mandatory approval to be marketed.

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

Manufacturing

         The Company manufactures its products in Lansing, Michigan, Lexington, Kentucky, Bridgeport, New Jersey, Schiller Park, Illinois and Tampa, Florida. There are currently 90 full-time employees assigned to manufacturing in these five locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. The Company believes it could double its current output of its primary product lines using the current space available with minimal amounts of additional capital equipment.

         The Company's Schiller Park, Illinois facility, which is used primarily to manufacture the Ideal veterinary instruments line, is a complete metal working operation with equipment that allows Ideal to go from raw materials, such as brass rod and tubing, to finished instruments with skin-wrapped merchandisable packaging.

         The Lexington, Kentucky facility is devoted exclusively to the manufacture of pharmacological diagnostic test kits, test kits for drug residues and professional equine products. Proprietary antibodies for some of these diagnostic kits were produced at the University of Kentucky under a license and supply agreement. All other manufacturing operations, including preparation of other reagents, quality assurance and final kit assembly, are performed by Neogen personnel in the Lexington facilities.

         The Tampa, Florida facility is a USDA approved manufacturing plant devoted to the production of the biologic products EqStim and Immuno Regulin.
P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. Final product is then shipped to Neogen's Lexington, Kentucky facilities for inventory and distribution to customers.

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

         Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, the Company does not maintain a large backlog of unshipped orders.

Competition

         The Company knows of no competitor that is pursuing its fundamental strategy of developing a full line of products ranging from disposable tests to veterinary instruments for a large number of food safety and animal safety concerns. However, the Company does have competitors for each of its primary product lines. The Company competes with a large number of companies ranging from very small businesses to divisions of large companies. Many of these firms have substantially greater financial resources than the Company.

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

Governmental Regulation

         A significant portion of the Company's products are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. A significant portion of the Company's revenue is derived from products used to monitor and detect the presence of residues that are regulated by various government agencies. Furthermore, a significant portion of the Company's growth may be affected by the implementation of new regulations such as the U.S. Food and Drug Administration's final rule, Procedures For The Safe and Sanitary Processing And Importing of Fish and Fishery Products, and the final rule of the U.S. Department of Agriculture, Pathogen Reduction; Hazard Analysis and Critical Control Point Systems.

         The Company's development and manufacturing processes involve the use of certain hazardous material, chemicals and compounds. The Company believes that its safety features for handling and disposing of such commodities comply with the standard prescribed by local, state and federal regulations. The Company's cost to comply with these regulations is not significant and the Company has no reason to believe that any such future legislation or rules would be materially adverse to its business.

Employees

         Currently, the Company employs approximately 210 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. The Company believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

Insurance

         The Company maintains product liability insurance on all products with a coverage limit of $3 million per occurrence. In addition, the Company also maintains insurance in amounts and types which the Company believes to be customary in its industry.

ITEM 2.  PROPERTIES

         The Company's corporate offices and Michigan-based manufacturing and research facilities are maintained in a 26,000 square foot building located in Lansing, Michigan. This facility was purchased by the Company on land contract in August 1985 and is fully paid for. The Company also owns facilities comprising 1,100 square feet within one block of the existing corporate headquarters used for offices to accommodate ten persons employed in sales and marketing functions.

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

         The Company's Kentucky operations are maintained in 23,000 square feet of leased space in a three story building located at 628 East Third Street in Lexington, Kentucky. The Company entered into a five-year, non-cancelable operating lease for the space effective July 1, 1993. Effective September 1, 1997, the lease was amended to extend the term of the lease to August 31, 1999 and to provide for annual lease payments, including all utilities, of $90,000.

         The AMPCOR Diagnostics, Inc. operations are housed in 9,200 square feet of leased space on one floor in a building located at 603 Heron Drive, Bridgeport, New Jersey. The Company entered into a three-year three-month, non-cancelable operating lease for the space effective February 1, 1995. On January 22, 1998, the lease was amended to extend the lease term to November 1, 1999 and, effective May 1, 1998, provides for annual lease payments of $38,960 plus additional rent equal to $8,268 per year with the additional rent subject to annual increase based upon actual increases to certain operating expenses.

         The Company's Florida manufacturing operations are maintained in 5,200 square feet of leased space at 5910 Breckenridge Center Parkway, Tampa, Florida. The leased facilities are subject to a non-cancelable operating lease that expires September 30, 1998 and that provides for annual lease payments of approximately $44,000 including the Company's share of certain operating expenses and property taxes. The Company negotiated a new three year non-cancelable operating lease for the same facilities that commences on October 1, 1998. The new lease provides for annual lease payments of $31,422 in year one increasing 4% in years two and three. In addition, the new lease provides for additional lease payments for operating expenses and property taxes estimated to be $13,625 annually and subject to increases based on actual costs incurred.

         Management believes that the Company's operating facilities are suitable for conducting its current business, but also believes that additional facilities will be required as a result of anticipated growth in sales and personnel.

ITEM 3.  LEGAL PROCEEDINGS

         In August, 1996, the company initiated a lawsuit in the U.S. District Court for the Western District of Michigan, Southern Division against Arthur J. Trickey and Arthur M. Trickey ("Mr. Trickey"). This litigation involves a dispute over a letter of intent the Company entered into with Mr. Trickey to distribute certain products Mr. Trickey alleged he had developed. The action seeks a ruling that the letter of intent is not a binding contract, and recovery of damages in connection with overcharges, other breaches, as well as for trademark infringement. Mr. Trickey has filed counterclaims alleging a common law right to the disputed trademark. If the Company prevails in its claims against Mr. Trickey, the Company does not expect to be able to collect any significant damages. If Mr. Trickey prevails in his counterclaims, the Company believes its exposure will not be significant since sales under the disputed trademark to date have been modest.

         The Company also filed a lawsuit against Vicam, L.P., Vicam Management Corporation and Jack L. Radlo ("Vicam") in August, 1996 in the U.S. District Court for the Middle District of Florida. The Company is suing to recover damages the Company incurred in the character of lost sales of its new aflatoxin detection kit caused by Vicam's publication of the false allegation that Vicam's kit violates two patents licensed to Vicam. The Company has two independent expert patent opinions that conclude that the Company's product does not infringe Vicam's licensed patents. Vicam has filed a counterclaim alleging that the Company's aflatoxin detection product infringes one patent licensed to Vicam. The amount of the Company's damages (lost sales) should it prevail have not yet been quantified. If Vicam were to prevail, the Company believes that their damages would be relatively insignificant since the Company's sales of this product have not been material.

         In April 1998, Stephen C. Edberg, Stephen C. Wardlaw and Idexx Laboratories, Inc. initiated a lawsuit against the Company in the U.S. District Court for the District of Connecticut claiming patent infringement and trade dress violations. The Company has filed a motion to dismiss for lack of personal jurisdiction and/or improper venue. This litigation is at a very early stage and the Company denies all liability related to this action. Furthermore, the Company does not believe it will suffer any significant damages should the competitor prevail since sales of the product in question have been modest.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None
                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the NASDAQ National Market under the symbol "NEOG". The following table sets for, the fiscal periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ National Market.

                                                                 High   Low
                        Fiscal Year Ended May 31, 1998
First Quarter.................................................. $12.25 $ 7.00
Second Quarter.................................................  14.88  10.00
Third Quarter..................................................  14.00   9.88
Fourth Quarter.................................................  12.25   8.00
                        Fiscal Year Ended May 31, 1997
First Quarter..................................................   9.00   6.38
Second Quarter.................................................   9.38   6.50
Third Quarter..................................................   8.50   6.25
Fourth Quarter.................................................   7.75   6.13

         As of July 31, 1998, there were approximately 525 stockholders of record of Common Stock which the Company believes represents a total of approximately 7,000 beneficial holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

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

Results of Operations

REVENUES (Dollars in Thousands)           1998     Increase       1997
-------------------------------           ----     --------       ----
Product Sales:
   Diagnostic Products                 $14,994        26%      $11,906
   Veterinary Instruments                3,494         4%        3,353
                                       -------        --       -------
TOTAL REVENUES                         $18,488        21%      $15,259
                                       -------        --       -------

         The strong growth in diagnostic product sales was due to several factors. The acquisitions of Vetoquinol U.S.A., Inc., effective December 30, 1997 and Triple Crown, effective July 1, 1997 accounted for $2,499,000 in increased sales. Greater demand for test kits and other products sold to the professional equine market contributed $538,000 in higher sales while sales of test kits and reagents for pharmacologics were up $145,000. Diagnostic test kits sold to the meat and poultry market for the detection of microorganisms such as E. coli O157:H7 and Salmonella increased $644,000, or 93%, in 1998 compared to 1997.

         Offsetting these increases in diagnostic product sales was a $725,000 or 22% decline in sales of test kits used for the detection of vomitoxin. Sales of diagnostic tests for the detection of mycotoxins, including vomitoxin, are influenced by the uncertainty of weather which impacts growing conditions for grains, nuts and spices. Management discussed its belief that sales of vomitoxin test kits would likely decline in the current fiscal year in the company's 10-KSB for the year ended May 31, 1997.

         The increase in veterinary instrument sales was primarily the result of sales to a new customer of specialty syringes and needles used to inject marinades and spices into various red and white meats.

COST OF GOODS SOLD (Dollars in Thousands)             1998      Increase     1997
-----------------------------------------             ----      --------     ----
Cost of Goods Sold                                  $7,960         28%      $6,201

         Costs of goods sold increased $1,759,000 in fiscal year 1998, mostly as a result of the overall increase in product sales. In addition, raw material expense increased substantially due to a change sales mix. Sales of products sold to the professional equine market, which carry a higher material cost increased significantly while sales of diagnostic test kits to detect vomitoxin, which have a much lower material cost, declined. Management expects raw material cost to continue to run higher, both in dollars and as a percent of sales, in the fiscal year ending, May 31, 1999.

OPERATING EXPENSES (Dollars in Thousands)             1998       Increase           1997
-----------------------------------------             ----       --------           ----
Sales and Marketing                                 $4,910            17%         $4,197
General and Administrative                           2,716            22%          2,230
Research and Development                             1,425             8%          1,320
                                                    ------            --          ------

         The increase in sales and marketing expense for the year is primarily due to higher costs, including the acquisitions of Triple Crown and Vetoquinol, U.S.A., Inc., associated with marketing products to the professional equine market. Salaries, fringe, recruiting, relocation, commissions, royalties, travel, advertising and promotions all showed increases compared to the prior year, which, in total amounted to $583,000.

         The majority of the increase in general and administrative expense in fiscal 1998 is the result of higher cost in two categories. Consulting expense was $178,000 higher due primarily to contract services associated with a new computer installation, increased consulting pertaining to manufacturing and approvals for professional equine products and also because of management consulting pertaining to the company's Ampcor Diagnostic, Inc. subsidiary.

         In addition, legal and professional fees increased $202,000 compared to the prior year. Management believes that the company is not involved in any material adverse legal proceedings. However, Neogen is a party in several lawsuits as discussed in ITEM 3. LEGAL PROCEEDINGS in the Company's Form 10-KSB for the year ended May 31, 1998. Management intends to vigorously pursue this litigation and cannot predict the outcome of these lawsuits. Furthermore, the company has no way to predict the level of expenses that may be incurred in fiscal year 1999 in pursuing this litigation.


OTHER INCOME(Dollars in Thousands)             1998        Increase           1997
----------------------------------             ----        --------           ----
Other Income                                   $897             59%           $564


         Other income was $333,000 higher than last year. In October 1996, the Company completed a public offering of common stock. A portion of the proceeds was used to pay down short-term bank borrowings, resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities, which has resulted in higher interest income. In addition, the Company's share of royalties, paid to an affiliated partnership, increased significantly compared to the prior year.

NET INCOME and INCOME PER SHARE (Dollars in Thousands)          1998     Increase           1997
------------------------------------------------------          ----     --------           ----
Net Income                                                    $2,248          24%         $1,812
Net Income Per Share - Diluted                                $  .35                      $  .32

         The increase in net income and net income per share is the direct result of the increase in sales of diagnostic products, including acquisitions, along with the increase in other income.

         Neogen's effective federal tax rate has been insignificant because the company has had net operating loss carryforwards available to offset taxable income. Upon utilization of its remaining net operating loss carryforwards, Neogen's effective federal tax rate will increase significantly.

Financial Condition and Liquidity

         At May 31, 1998 the Company had $10,589,000 in cash and marketable securities, working capital of $17,192,000 and stockholders' equity of $23,609,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of May 31, 1998. Cash and marketable securities decreased $2,455,000 during fiscal year 1998 as a result of the acquisitions of certain assets of W.J. Bartus, Inc. and Vetoquinol U.S.A., Inc..

         Effective July 1, 1997 the Company acquired substantially all of the assets of Triple Crown Pharmaceuticals, a division of W.J. Bartus, Inc. of Ft. Pierce, Florida. The initial purchase price consisted of a cash payment of approximately $1,400,000 paid in July, 1997. A second and final cash payment of up to $500,000 will be paid in fiscal year 1999 provided the seller meets certain conditions of the asset purchase agreement. Effective December 30, 1997 the Company acquired certain assets of Vetoquinol, U.S.A., Inc. located in Tampa, Florida. The initial purchase price consisted of a cash payment of approximately $2,035,000 paid at closing and a second cash payment of approximately $153,000 paid in April, 1998.

         Accounts receivable are higher at May 31, 1998 than May 31, 1997 partially as a result of the aforementioned acquisitions and partially because of higher sales volume during the last quarter of fiscal 1998 compared to the last quarter of fiscal 1997. Inventories are higher at May 31, 1998 as a result of the acquisitions, to support increases in sales of professional equine products and in anticipation of future increases in sales volume.

         The increase in goodwill and other non-current assets at May 31, 1998 compared to May 31, 1997 was due to the previously discussed acquisitions. Accounts payable decreased $264,000 partially due to lower trade payables for inventory at May 31, 1998 and also due to the timing of year-end cut-offs and scheduled payment dates for trade payables.

         The Company did not borrow any additional funds during fiscal year 1998 and made scheduled payments on long-term debt totaling $56,000. Neogen expended approximately $646,000 during 1998 for additions to property, equipment and other assets. At May 31, 1998 the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

         Neogen has been profitable for twenty of its last twenty-one quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at May 31, 1998, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.


Year 2000

         The company believes that its financial and manufacturing systems are year 2000 compliant with the exception of the financial software used at its Ideal Instruments subsidiary. The Company plans on implementing software changes by November 30, 1998 at the Ideal Instruments subsidiary to ensure year 2000 compliance. The Company does not expect implementation of these changes to have a material impact on its results of operation. The Company's operations with respect to the year 2000 may also be affected by other entities with whom it transacts business. The Company is currently unable to determine the potential impact, if any, that could result from such entities' failure to adequately address this issue.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              NEOGEN CORPORATION
                               AND SUBSIDIARIES

                                   CONTENTS

                                                               Page
                                                              Number
                                                              ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              16

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                            17-18
     Statements of Income                                       19
     Statements of Stockholders' Equity                         20
     Statements of Cash Flows                                   21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     22-30

Neogen Corporation and Subsidiaries

Report of Independent Certified Public Accountants



To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP

Troy, Michigan
July 16, 1998

                     Neogen Corporation and Subsidiaries
                         Consolidated Balance Sheets

May 31,                                                  1998          1997
-------                                                  ----          ----
Assets (Note 4)

Current Assets
  Cash                                            $   719,877   $   718,864
  Marketable securities (Note 2)                    9,868,862    12,324,913
  Accounts receivable, less allowance for
    doubtful accounts of $227,000 and $320,000      3,088,858     2,024,161
  Inventories (Note 1)                              4,474,030     3,620,200
  Prepaid expenses and other current assets           441,319       353,437
                                                  -----------   -----------

Total Current Assets                               18,592,946    19,041,575
                                                  -----------   -----------

Property and Equipment
  Land and improvements                                49,263        33,882
  Buildings and improvements                          499,146       463,814
  Machinery and equipment                           4,356,271     3,707,027
  Furniture and fixtures                              376,157       325,019
                                                  -----------   -----------

                                                    5,280,837     4,529,742
  Less accumulated depreciation                     3,395,786     2,965,190
                                                  -----------   -----------

Net Property and Equipment                          1,885,051     1,564,552
                                                  -----------   -----------

Intangible and Other Assets
  Goodwill, net of accumulated amortization
    of $456,943 and $297,520 (Note 3)               4,023,235     2,012,195
  Other assets, net of accumulated amortization
    of $544,603 and $457,669                          911,410       530,151
                                                  -----------   -----------

Total Intangible and Other Assets                   4,934,645     2,542,346
                                                  -----------   -----------

                                                  $25,412,642   $23,148,473
                                                  ===========   ===========

         See accompanying notes to consolidated financial statements.

                     Neogen Corporation and Subsidiaries
                         Consolidated Balance Sheets

May 31,                                                     1998            1997
-------                                                     ----            ----
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                  $    578,814    $    842,985
  Accruals
    Compensation and benefits                            569,121         607,052
    Other                                                203,895         255,414
 Current maturities of long-term debt (Note 4)            48,672          71,147
                                                    ------------    ------------

Total Current Liabilities                              1,400,502       1,776,598

Long-Term Debt, less current maturities (Note 4)         174,392         207,770

Other Long-Term Liabilities                              228,411         150,905
                                                    ------------    ------------

Total Liabilities                                      1,803,305       2,135,273
                                                    ------------    ------------

Commitments (Notes 3, 8 and 9)

Stockholders' Equity (Notes 5 and 6)
  Common stock, $.16 par value, shares authorized
    10,000,000; issued and outstanding 6,208,179
    and 6,110,608                                        993,309         977,697
  Additional paid-in capital                          24,269,549      23,937,397
  Retained earnings (deficit)                         (1,653,521)     (3,901,894)
                                                    ------------    ------------

Total Stockholders' Equity                            23,609,337      21,013,200
                                                    ------------    ------------

                                                    $ 25,412,642    $ 23,148,473
                                                    ============    ============

         See accompanying notes to consolidated financial statements.

                     Neogen Corporation and Subsidiaries
                      Consolidated Statements of Income

Year Ended May 31,                                    1998              1997
------------------                                    ----              ----
Net Sales                                     $ 18,488,389      $ 15,259,423
                                              ------------      ------------

Operating Expenses
  Cost of goods sold                             7,959,655         6,201,301
  Sales and marketing                            4,909,997         4,197,283
  General and administrative                     2,715,738         2,230,438
  Research and development                       1,424,583         1,319,732
                                              ------------      ------------

                                                17,009,973        13,948,754
                                              ------------      ------------

Operating Income                                 1,478,416         1,310,669
                                              ------------      ------------

Other Income (Expense)
  Interest income                                  605,990           449,331
  Interest expense                                 (22,581)          (66,851)
  Other                                            313,548           181,552
                                              ------------      ------------

                                                   896,957           564,032
                                              ------------      ------------

Income Before Taxes On Income                    2,375,373         1,874,701

Taxes On Income (Note 7)                           127,000            63,200
                                              ------------      ------------

Net Income                                    $  2,248,373      $  1,811,501
                                              ============      ============

Basic Earnings Per Share (Note 1)             $        .36      $        .33
Diluted Earnings Per Share (Note 1)           $        .35      $        .32
                                              ============      ============

         See accompanying notes to consolidated financial statements.

                     Neogen Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity
                      Years Ended May 31, 1998 and 1997

                                               Common Stock           Additional       Retained
                                               ------------              Paid-In       Earnings
                                           Shares        Amount          Capital       (Deficit)
                                           ------        ------          -------       ---------
Balance, June 1, 1996                    4,559,260    $   729,482    $13,841,617    $(5,713,395)
  Exercise of options                       48,466          7,754        126,294             --
  Exercise of warrants                       1,782            285          8,304             --
  Issuance of common stock (Note 5)      1,501,100        240,176      9,961,182             --
  Net income for the year                       --             --             --      1,811,501
                                         ---------    -----------    -----------    -----------

Balance, May 31, 1997                    6,110,608        977,697     23,937,397     (3,901,894)
  Exercise of options                       97,100         15,536        329,958             --
  Exercise of warrants                         471             76          2,194             --
  Net income for the year                       --             --             --      2,248,373
                                         ---------    -----------    -----------    -----------

Balance, May 31, 1998                    6,208,179    $   993,309    $24,269,549    $(1,653,521)
                                         =========    ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                     Neogen Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows

Year Ended May 31,                                            1998            1997
------------------                                            ----            ----
Cash Flows From Operating Activities
  Net income                                          $  2,248,373    $  1,811,501
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                        715,681         624,113
      Loss (gain) on sale of equipment                       8,843          (1,520)
      Changes in operating assets and liabilities
       Accounts receivable                                (622,662)       (380,980)
       Inventories                                        (449,877)       (241,529)
       Prepaid expenses and other current assets           (81,947)        (34,555)
       Accounts payable                                   (264,171)        345,483
       Accrued liabilities                                 (89,450)        186,006
                                                      ------------    ------------
Net Cash Provided By Operating Activities                1,464,790       2,308,519
                                                      ------------    ------------
Cash Flows From Investing Activities
  Sales of marketable securities                        25,575,582      11,886,003
  Purchases of marketable securities                   (23,119,531)    (22,653,875)
  Proceeds from sale of equipment                           20,975           7,206
  Purchases of property, equipment and other assets       (645,681)       (630,760)
  Acquisitions of businesses                            (3,587,033)        (53,122)
                                                      ------------    ------------
Net Cash Used In Investing Activities                   (1,755,688)    (11,444,548)
                                                      ------------    ------------
Cash Flows From Financing Activities
  Net proceeds from issuance of common shares              347,764      10,343,995
  Payments on long-term borrowings                         (55,853)        (71,148)
  Net payments on notes payable - banks                         --      (1,043,946)
                                                      ------------    ------------
Net Cash Provided By Financing Activities                  291,911       9,228,901
                                                      ------------    ------------

Net Increase in Cash                                         1,013          92,872

Cash, at beginning of year                                 718,864         625,992
                                                      ------------    ------------

Cash, at end of year                                  $    719,877    $    718,864
                                                      ============    ============

         See accompanying notes to consolidated financial statements.

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------


1.    Summary of Accounting Policies

Nature of Operations

Neogen Corporation and subsidiaries (the Company) develop, manufacture, and sell a diverse line of products dedicated to food and animal safety. The Company's products are currently used for animal health applications, food safety testing and in medical research.

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

Risks and Uncertainties

Diagnostic products, specifically test kits for the detection of vomitoxin, contribute a significant portion of the Company's revenues and profits. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend on various factors, including the impact of weather on agriculture and food production.

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

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                 1998                   1997
                                 ----                   ----
Raw material               $2,003,124             $1,507,216
Work-in-process               837,679                852,789
Finished goods              1,633,227              1,260,195
                           ----------             ----------
                           $4,474,030             $3,620,200
                           ==========             ==========

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $469,324 and $389,582 in 1998 and 1997, respectively.

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements. The following table presents the earnings per share calculations:

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

For the Year Ended May 31,                               1998         1997
--------------------------                               ----         ----
Numerator for Basic and Diluted
Earnings Per Share
   Net income                                      $2,248,373   $1,811,501
                                                   ==========   ==========

Denominator
  Denominator for basic earnings per
   share - weighted average shares                  6,176,995    5,512,633

  Effect of Dilutive Securities
   Stock options and warrants                         219,860      135,871
                                                   ----------   ----------

    Dilutive Potential Common Stock
     Denominator for diluted earnings per
        share - adjusted weighted average shares
        and assumed conversions                     6,396,855    5,648,504
                                                   ==========   ==========

Basic Earnings Per Share                                  .36          .33
                                                   ==========   ==========

Diluted Earnings Per Share                                .35          .32
                                                   ==========   ==========

Options to purchase 33,400 and 128,500 shares of common stock at prices ranging from $11.31 to $13.25 and $7.50 to $9.25 in 1998 and 1997 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, these statements may have on future financial statement disclosures.

Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities," was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. These statements are effective in fiscal 2000 and are not expected to have a material impact on the consolidated financial statements.

2.    Marketable Securities

The Company currently invests in only high quality, short-term investments with maturity dates of less than one year, which are classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 1998 and 1997. Additionally, since investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. The following table presents the estimated fair value breakdown of investment by category:

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

                                             1998          1997
                                             ----          ----
Corporate Debt Securities             $ 7,770,996   $10,674,812

Certificates of Deposit                 1,099,653       500,000

U.S. Treasury and Agency Securities       998,213     1,150,101
                                      -----------   -----------

                                      $ 9,868,862   $12,324,913
                                      ===========   ===========

3.    Acquisitions

Effective July 1, 1997, Neogen acquired certain assets of Triple Crown, a division of W.J. Bartus, Inc. of Fort Pierce, Florida. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory, fixed assets and 20 related products were moved to the Company's Lexington, Kentucky division.

The initial purchase price consisted of a cash payment of approximately $1,400,000, resulting in goodwill of approximately $900,000. Additional consideration in the amount of approximately $500,000 is expected to be paid in fiscal 1999 based upon the seller meeting certain conditions of the asset purchase agreement.

Effective December 30, 1997, Neogen acquired certain assets of Vetoquinol, U.S.A., Inc. located in Tampa, Florida. The acquisition was accounted for by the purchase method. Neogen plans to continue to operate the production facility in Tampa and has relocated all sales and administrative functions to the Company's Lexington, Kentucky facility.

The purchase price consisted of initial consideration of approximately $2,035,000 in cash paid at closing. A second cash payment of approximately $153,000 was paid in April, 1998. The cumulative purchase price resulted in goodwill of approximately $1,250,000. Additional consideration not to exceed $200,000 may be paid based upon operating performance for the twelve month periods ending December 31, 1998 and 1999.

Proforma results of operations are not presented as the effect of the acquisitions was not material to the consolidated results of operations of the Company for the year ended May 31, 1998.

4.    Notes Payable and Long-Term Debt

The Company and its subsidiaries have available working capital lines-of-credit and borrowing arrangements with banks totaling $2,500,000. At May 31, 1998 and 1997, there were no borrowings outstanding. These arrangements bear interest from the prime rate less .50% to the prime rate plus .75% (the prime rate was 8.50% at May 31, 1998), and are collateralized by substantially all assets of the Company and its subsidiaries.

In addition, the Company maintains an unsecured acquisition line-of-credit in the amount of $7,500,000 at the prime rate less .50%. There were no borrowings on this line-of-credit at May 31, 1998.

Long-term debt consisted of the following:

                                1998       1997
                                ----       ----
Term note payable to bank   $223,064   $238,092
Installment note payable          --     40,825
                            --------   --------
                             223,064    278,917
Less current maturities       48,672     71,147
                            --------   --------
Total Long-Term Debt        $174,392   $207,770
                            ========   ========

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------


The term note is payable in sixty monthly installments of $4,056 plus interest at the prime rate less .50% and is collateralized by substantially all the assets of Neogen and AMPCOR.

The terms of certain financing agreements contain, among other provisions, the requirements to meet certain financial ratios and levels of working capital and tangible net worth, and restrict the payment of dividends.

Maturities of long-term debt are: 1999 - $48,672; 2000 - $48,672; 2001 -
$48,672; 2002 - $48,672; and 2003 - $28,376.

5.  Public Stock Offering

On October 22, 1996, the Company sold to the public 1,500,000 shares of common stock at a price of $7.50 per share. The net proceeds to the Company after deducting underwriting commissions and other expenses of the offering were approximately $10,201,000.

6.  Stock Options and Stock Warrants

The Company maintains Stock Option Plans (the Plans) under which qualified and non-qualified options to purchase shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The number of shares authorized for issuance under the Plans is 1,459,375. At May 31, 1998, options have been granted with three to five year vesting schedules and option terms of five to ten years. A total of 366,600 shares were available for future grants under the Plans.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the following pro forma amounts:

                              1998            1997
                              ----            ----
Net Income
  As reported        $   2,248,373   $   1,811,501
  Pro forma              1,921,062       1,571,757

Earnings Per Share
  As reported:
   Basic                       .36             .33
   Diluted                     .35             .32
  Pro forma:
   Basic                       .31             .29
   Diluted                     .30             .28

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------


The following is a summary of the Plans' activity:

                                          Weighted Average
                                  Shares    Exercise Price
                                  ------  ----------------
Outstanding at June 1, 1996
  (172,156 exercisable)          442,800         $   4.97
Granted                          118,000             7.55
Exercised                        (48,466)            2.77
Forfeited                        (22,634)            6.86
                                 -------         --------
Outstanding at May 31, 1997
  (219,077 exercisable)          489,700             5.73
Granted                          145,000             9.08
Exercised                        (97,100)            3.56
Forfeited                        (10,700)            6.94
                                 -------         --------
Outstanding at May 31, 1998
  (209,544 exercisable)          526,900         $   7.03
                                 =======         ========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998 and 1997, respectively: dividend yield of 0% for both years: expected volatility of 55.0% and 68.0%; risk free interest rates of 6.0% and 6.5%; and expected lives of four years for 1998 and from five to ten years for 1997.

The weighted-average grant date fair value of options granted in 1998 and 1997 was $4.32 and $4.38, respectively.

The following is a summary of stock options outstanding at May 31,1998:

                                Options Outstanding
                        -------------------------------------
                                       Weighted
                                        Average      Weighted
                                      Remaining       Average
                                    Contractual      Exercise
   Price Range          Number     Life (Years)         Price
   -----------          ------     ------------      --------
  $1.88 -  2.75         52,300             1.8          $2.29
   2.87 -  2.87          6,000             2.7           2.87
   4.63 -  6.88        119,100             3.4           6.03
   7.13 -  9.25        316,100             4.4           7.71
  11.31 - 13.25         33,400             7.3          12.31
                       -------             ---          -----
                       526,900             4.1          $7.03
                       =======             ===          =====

                              Options Exercisable
                           -------------------------
                                    Weighted Average
    Price Range            Number     Exercise Price
    -----------            ------   ----------------
  $ 1.88 -  2.75           42,200              $2.25
    2.87 -  2.87            6,000               2.87
    4.63 -  6.88           73,568               5.71
    7.13 -  9.25           87,776               7.53
   11.31 - 13.25               --                 --
                          -------              -----
                          209,544              $5.69
                          =======              =====

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------


The weighted-average exercise price of the 219,077 shares which were exercisable at May 31, 1997, was $4.52.

The following table summarizes warrant activity for the years ended May 31, 1998 and 1997. All warrants are exercisable for unregistered common stock of the Company and expire in 2000.

                                                                    Warrant
                                                 Shares               Price
                                                 ------             -------
Outstanding Warrants at June 1, 1996             80,374       $2.63 to 4.82
Warrants exercised during the year               (1,782)               4.82
Warrants repurchased                            (30,000)               4.63
                                                 ------       -------------

Outstanding Warrants at May 31, 1997             48,592                4.82
Warrants exercised during the year                 (471)               4.82
Warrants expiring during the year                (4,856)               4.82
                                                 ------       -------------

Outstanding Warrants at May 31, 1998             43,265               $4.82
                                                 ======       =============

7.  Taxes On Income

Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes."

As of May 31, 1998, the Company has net operating loss carryforwards of approximately $670,000 for income tax purposes which expire between 2002 and 2008. In addition, the Company has approximately $370,000 of tax credit carryforwards, the majority of which expire between 1999 and 2010. Approximately $90,000 of the tax credit carryforwards have no expiration.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 1998 and 1997 are as follows:

Deferred tax liabilities:

                                                       1998             1997
                                                       ----             ----
Property and equipment                          $   147,000      $   126,000
Losses of affiliated partnerships                    45,000           54,000
                                                -----------      -----------

Total Deferred Tax Liabilities                      192,000          180,000
                                                -----------      -----------

Deferred tax assets:

Net operating loss carryforwards                    228,000          748,000
Tax credit carryforwards                            373,000          285,000
Inventory                                           114,000          233,000
Other                                               176,000          247,000
                                                -----------      -----------

                                                    891,000        1,513,000
Valuation Allowance for Deferred Tax Assets        (699,000)      (1,333,000)
                                                -----------      -----------

Net Deferred Tax Assets                             192,000          180,000
                                                -----------      -----------

Net Deferred Tax                                $        --      $        --
                                                ===========      ===========

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------


SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates. Due to the uncertain nature of their ultimate realization based upon past performance and the difficulty predicting future results, the Company has established a full valuation allowance against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. The need for this valuation allowance is subject to periodic review. If the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 1998 and 1997 is as follows:

                                               1998           1997
                                               ----           ----
Tax at U.S. statutory rates               $ 808,000      $ 637,000
Adjustment of valuation allowance          (634,000)      (665,000)
Alternative minimum tax                      40,000         35,000
State income taxes, net of tax effect        57,000         17,000
Tax credit carryforwards                    (88,000)       (35,000)
Other                                       (56,000)        74,200
                                          ---------      ---------
Taxes on Income                           $ 127,000      $  63,200
                                          =========      =========

8.  Commitments

The Company has agreements with related research limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 1998 and 1997 was $713,000 and $771,000, respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 1998 and 1997 was $282,000 and $215,000, respectively. Future minimum rental payments for these leases are as follows:
1999 - $277,000; 2000 - $141,000; and 2001 - $30,000.

9.  Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 60% (40% in fiscal 1997) of the first 5% deferred. The Company's expense under this plan was $72,292 and $53,752 for the years ended May 31, 1998 and 1997, respectively.

10. Industry Segment Information

The Company has two industry segments through which it conducts its business
- diagnostic products and veterinary instruments. The diagnostic products segment includes test kits to detect harmful, natural toxins, pesticides, microorganisms and a line of consumable products marketed to the professional equine industry. These products also include test kits for the detection of drugs of abuse in race horses, test kits used in research by universities and pharmaceutical companies, and test kits to detect plant diseases in ornamental plants, turf grasses, and horticulture crops.

The veterinary instrument segment includes veterinary instruments to provide more precise and accurate delivery of animal health products.

                                          Neogen Corporation and Subsidiaries
                                   Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------


The following table summarizes Neogen's industry segment information:

                                                  1998              1997
                                                  ----              ----
Revenues
  Diagnostic products                     $ 14,994,411      $ 11,906,000
  Veterinary instruments                     3,493,978         3,353,423
                                          ------------      ------------
                                          $ 18,488,389      $ 15,259,423
                                          ============      ============
Operating Income (Loss)
  Diagnostic products                     $  1,710,204      $  1,502,614
  Veterinary instruments                      (231,788)         (191,945)
                                          ------------      ------------
                                          $  1,478,416      $  1,310,669
                                          ============      ============
Identifiable Assets
  Diagnostic products                     $ 12,682,961      $  8,091,565
  Veterinary instruments                     2,860,819         2,731,995
  Corporate                                  9,868,862        12,324,913
                                          ------------      ------------
                                          $ 25,412,642      $ 23,148,473
                                          ============      ============
Depreciation and Amortization Expense
  Diagnostic products                     $    584,457      $    509,460
  Veterinary instruments                       131,224           114,653
                                          ------------      ------------
                                          $    715,681      $    624,113
                                          ============      ============
Capital Expenditures
  Diagnostic products                     $    351,923      $    417,192
  Veterinary instruments                       224,154           210,040
                                          ------------      ------------
                                          $    576,077      $    627,232
                                          ============      ============

Neogen has no significant foreign operations. Export sales amounted to $4,039,571 or 22% of consolidated sales in 1998 and $3,771,168 or 25% in 1997, respectively, and were derived primarily in the geographic areas of South and Latin America, Canada, Europe, and the Far East. No export sales to any single geographic area exceeded 10% of consolidated sales.

11.   Supplemental Disclosure of Cash Flow Information

                                                     1998                1997
                                                     ----                ----
Cash Paid During the Year For
  Interest                                     $   22,793          $   67,906
  Taxes on income                                  53,071              24,741
                                               ==========          ==========

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

                                                                  Year Joined
       Name                  Position with the Company            Company the
       ----                  -------------------------            -----------
James L. Herbert             President, Chief Executive
                                 Officer, Director                    1982
G. Bruce Papesh              Secretary, Director                      1993
Lon M. Bohannon              Vice President, Chief Financial
                                 Officer, Director                    1985
Brinton M. Miller, Ph.D.     Senior Vice President                    1984
Gerald S. Traynor            Vice President                           1990
Terri A. Juricic             Vice President                           1992
Edward L. Bradley            Vice President                           1994
Joseph M. Madden, Ph.D.      Vice President, Scientific Affairs       1997
Paul S. Satoh, Ph.D.         Vice President, Diagnostic Research &
                                 Development                          1998
John E. Cantlon, Ph.D.       Chairman, Scientific Review Council      1990
N. Edward Tolbert, Ph.D.     Scientific Review Council                1982
Robert Hollingworth, Ph.D.   Scientific Review Council                1991
Gavin L. Meerdink, DVM       Scientific Review Council                1992
Perry Gehring, Ph.D.         Scientific Review Council                1994

         There are no family relationships among directors, officers or key individuals. Information concerning the Board of Directors, executive officers and key individuals of the Company follows:

James L. Herbert, age 58, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

G. Bruce Papesh age 51, was elected to the Board of Directors in October, 1993 and was elected Secretary in October, 1994. Mr. Papesh was co-founder of Dart, Papesh & Co., a Lansing, Michigan based company that provides investment consulting and other financial services. He has served as President of Dart, Papesh & Co. Inc, since 1987. Mr. Papesh provides investment services to Kenneth B. Dart and Robert C. Dart who are deemed to beneficially own 5.4% of the Company's Common Stock. Mr. Papesh asserts that he has no investment power over the Company's common stock owned by Kenneth
B. Dart and Robert C. Dart. Mr. Papesh also serves on the Board of Directors of Immucor, Inc., a publicly-traded immunodiagnostics company that manufactures and markets tests, reagents, and instruments for the human clinical blood bank industry.

Dr. Brinton M. Miller, age 71, joined the Company in January, 1984 as Vice President of Research and Development. He presently serves on a part-time basis, as the Company's senior vice-president. Prior to joining Neogen, Dr. Miller held numerous research management positions during his 27-year career with Merck, Sharp and Dohme Laboratories.

Lon M. Bohannon, age 45, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice-President-Administration and Chief Financial Officer in November 1994, and elected to the Board of Directors in October 1996. He is responsible for all areas of accounting, finance, human resources, and investor relations. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young from June 1975 to March 1980.

Gerald S. Traynor, age 63, joined Neogen in July, 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January, 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

Terri A. Juricic, age 33, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company's Lexington division and is responsible for all sales pertaining to animal safety. Ms. Juricic graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as President, the position she held at the time Neogen acquired the business.

Edward L. Bradley, age 38, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in their Food Animal Products Division. Prior to joining Mallinckrodt, Bradley held several sales and marketing positions for Stauffer Chemical Company.

Dr. Joseph M. Madden, age 49, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation's top experts on both scientific and regulatory issues relating to food safety.

Dr. Paul S. Satoh, age 61, became Neogen's Vice President for Research and Development in March 1998 after having spent 25 years as a senior scientist and research manager at Pharmacia & Upjohn Inc. Dr. Satoh joined Neogen after serving nearly six years on the company's Scientific Review Council as an immunology specialist. At Upjohn, Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor, and general studies in chemistry and social issues in biology at Western Michigan University. His most recent position at Upjohn was that of a senior scientist responsible for strategic information analysis and competitive intelligence.

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

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEOGEN CORPORATION

                                              /s/   James L. Herbert
                                             ----------------------------
                                              James L. Herbert, President
                                              Chief Executive Officer
Dated:  August 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                              Date

/s/ James L. Herbert       President, Chief Executive          August 18, 1998
--------------------         Officer, Director (Principal
James L. Herbert             Executive Officer)

/s/ Lon M. Bohannon        Vice President of Administration    August 18, 1998
--------------------         Chief Financial Officer,
Lon M. Bohannon              Director Principal Financial
                             and Accounting Officer

         *                 Chairman, Board of Directors
--------------------
Herbert D. Doan


         *                 Director
--------------------
Robert M. Book


         *                 Director
--------------------
Gordon E. Guyer


         *                 Secretary and Director
--------------------
G. Bruce Papesh


         *                 Director
--------------------
Jack C. Parnell


         *                 Director
--------------------
Thomas H. Reed



*By: /s/ James L. Herbert
     ---------------------                                     August 18, 1998
    James L. Herbert,
    Attorney-in-fact

Neogen Corporation

                         Annual Report on Form 10-KSB
                           Year Ended May 31, 1998

                                EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

 3 (a)    (7)    Articles of Incorporation, as restated
 3 (a)    (1)    By-Laws, as amended
10 (a)    (1)    Neogen Research Limited Partnership II/Neogen Corporation
                   Agreement for the Sale of Patent Rights and Related Know How, dated October 14, 1988
10 (b)           Neogen/Vetoquinol U.S.A., Inc. Asset Purchase Agreement
                   dated December 31, 1997
10 (c)           Neogen 1997 Stock Option Plan
10 (d)    (1)    Neogen Corporation/Michigan Department of Public Health
                   Equine Botulism Vaccine Agreement, as amended, originally dated April 9, 1998
10 (e)    (7)    Neogen Corporation/United States Department of Agriculture
                   License Agreement, dated June 29, 1994
10 (f)    (4)    Ideal Instruments, Inc. Lease Agreement for 9355 West Byron
                   Street, Schiller Park, Illinois, dated June 29, 1993

10 (g)    (1)    Neogen Research Limited Partnership II First Amended and
                   Restated Partnership Agreement, dated December 30, 1985
10 (h)    (7)    Neogen Corporation/Merck KgaA Distribution Agreement
10 (i)           Lease Agreement for Florida Manufacturing facilities
10 (j)    (7)    AMPCOR Diagnostics, Inc. Lease Agreement for space at 603
                   Huron Drive, Bridgeport, New Jersey, dated as of January 26, 1995
10 (k)           Amendments to AMPCOR Diagnostics, Inc. Lease Agreement
10 (l)    (3)    Amended and Restated Incentive Stock Option Plan II and
                   Sample Individual Incentive Stock Option agreement
10 (m)    (6)    Neogen/International Diagnostic Systems Asset Purchase
                   Agreement, dated June 27, 1995
10 (n)    (4)    ELISA Technologies Lease Agreement for space at 628 East
                   Third Street, Lexington, Kentucky, dated May 19, 1993
10 (o)           Amendment to ELISA Technologies Lease Agreement
10 (p)    (6)    Neogen/AMPCOR Asset Purchase Agreement, dated August 1, 1994
10 (q)    (7)    Neogen Corporation/Kahn, Soares and Conway contract
10 (r)           NBD Bank Loan Documents
10 (s)           Comerica Bank Loan Documents
10 (t)    (8)    Neogen Corporation/W.J. Bartus, Inc. Asset Purchase
                   Agreement, dated July 3, 1997
10 (u)    (8)    Neogen Corporation/Orion Diagnostica Distribution Agreement
10 (v)    (8)    Neogen Corporation/Oxoid Distribution Agreement
13               Annual Report to Shareholders for the Year Ended May 31,
                   1998 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-KSB)
21               List of Subsidiaries
23               Consent of Independent Auditors
24               Power of Attorney (included on Signature Page)
27               Financial Data Schedule

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

(8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1997.