Form 10-Q
period 1998-08-31
NEOGEN CORP
filed 1998-10-13
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

                                  (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                               August 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                             OF THE EXCHANGE ACT

                        For the Transition Period From
                      _______________ to _______________

                        Commission file number 0-17988

                              NEOGEN CORPORATION

            (Exact name of Registrant as specified in its charter)

       Michigan                                               38-2367843
(State or other jurisdiction of corporation               (I.R.S. Employer
or organization)                                          Identification No.)

                               620 Lesher Place
                           Lansing, Michigan 48912
                                (517) 372-9200
                   (Address of principal executive offices)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
       requirements for the past 90 days. Yes /X/   No/ /

       As of October 1, 1998, there were 6,160,979 outstanding shares of Common Stock.

                                    INDEX
                     NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements (unaudited)

         Consolidated balance sheets - August 31, 1998 and May 31, 1998

         Consolidated statements of income - Three months ended August 31, 1998 and 1997.

         Consolidated statements of stockholders' equity - Three months ended August 31, 1998 and 1997.

         Consolidated statements of cash flows - Three months ended August 31, 1998 and 1997.

         Notes to consolidated financial statements - August 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                          August 31            May 31
                                                                             1998               1998
                                                                         -------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                                   $    905,370       $    719,877
  Marketable Securities                                                     8,976,074          9,868,862
  Net accounts receivable                                                   3,547,953          3,088,858
  Inventories - note C                                                      5,305,465          4,474,030
  Other current assets                                                        429,556            441,319
                                                                         ------------       ------------
                                               TOTAL CURRENT ASSETS        19,164,418         18,592,946

NET PROPERTY AND EQUIPMENT                                                  2,046,142          1,885,051

INTANGIBLE AND OTHER ASSETS
  Goodwill, net of accumulated amortization                                 3,968,572          4,023,235
  Other assets, net of accumulated amortization - note C                    1,090,375            911,410
                                                                         ------------       ------------
                                                                         $ 26,269,507       $ 25,412,642
                                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities
     of long-term notes payable                                          $     48,672       $     48,672
  Accounts payable                                                            752,032            578,814
  Accrued compensation and benefits                                           595,820            569,121
  Other accrued liabilities                                                   340,883            203,895
                                                                         ------------       ------------
                                          TOTAL CURRENT LIABILITIES         1,737,407          1,400,502

LONG-TERM NOTES PAYABLE                                                       162,224            174,392

OTHER LONG-TERM LIABILITIES                                                   228,411            228,411

STOCKHOLDERS' EQUITY- NOTE D Common stock:
    Par value $.16 per share, 10,000,000 shares
    authorized, 6,182,079 shares
    issued at August 31, 1998; 6,208,179
    shares issued at May 31, 1998                                             989,133            993,309
  Additional paid in capital                                               23,988,832         24,269,549
  Retained-earnings deficit                                                  (836,500)        (1,653,521)
                                                                         ------------       ------------
                                                                           24,141,465         23,609,337
                                                                         ------------       ------------
                                                                         $ 26,269,507       $ 25,412,642
                                                                         ============       ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                             Three Months Ended
                                                                                   August 31
                                                                             1998               1997
                                                                          -----------------------------
REVENUES
  Sales                                                                   $ 5,716,555       $ 4,427,082

EXPENSES
  Cost of goods sold                                                        2,216,385         1,942,394
  Sales and marketing                                                       1,453,400         1,167,568
  General and administrative                                                  879,519           586,178
  Research and development                                                    398,239           294,261
                                                                          -----------       -----------
                                                                            4,947,543         3,990,401
                                                                          -----------       -----------
                                            INCOME FROM OPERATIONS            769,012           436,681

OTHER INCOME (EXPENSE)
  Interest income                                                             132,537           165,622
  Interest expense                                                             (4,478)           (6,454)
  Other                                                                         3,250            54,446
                                                                          -----------       -----------
                                                                              131,309           213,614
                                                                          -----------       -----------

                                        INCOME BEFORE INCOME TAXES            900,321           650,295
INCOME TAXES                                                                   83,300            19,700
                                                                          -----------       -----------

                                                        NET INCOME        $   817,021       $   630,595
                                                                          ===========       ===========


                                 BASIC EARNINGS PER SHARE (NOTE B)        $      0.13       $      0.10
                                                                          ===========       ===========

                               DILUTED EARNINGS PER SHARE (NOTE B)        $      0.13       $      0.10
                                                                          ===========       ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                          Common Stock
                                  ---------------------------            Additional      Retained-
                                    Number                                 Paid-In        Earnings
                                   of Shares        Amount                 Capital        Deficit
                                  ------------   ------------          --------------  -------------
Balance at June 1, 1998             6,208,179    $   993,309           $  24,269,549   $ (1,653,521)
  Exercise of options                  23,900          3,824                  61,788
  Repurchase of shares - note D       (50,000)        (8,000)               (342,505)
  Net income for the
    three months ended
    August 31,1998                                                                          817,021
                                  ------------   ------------          --------------  -------------

Balance at August 31, 1998          6,182,079    $   989,133           $  23,988,832   $   (836,500)
                                  ============   ============          ==============  =============




Balance at June 1, 1997             6,110,608    $   977,697           $  23,937,397   $ (3,901,894)
  Exercise of options                  39,600          6,336                 100,838

  Net income for the
    three months ended
    August 31,1997                                                                          630,595
                                  ------------   ------------          --------------  -------------

Balance at August 31, 1997          6,150,208    $   984,033           $  24,038,235   $ (3,271,299)
                                  ============   ============          ==============  =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                         Three Months Ended August 31
                                                                            1998              1997
                                                                        -----------------------------
OPERATING ACTIVITIES:
  Net income                                                            $   817,021       $   630,595
  Adjustments to reconcile net
   income to net cash provided
   from operating activities:
      Depreciation and amortization                                         214,707           157,063
  Changes in operating assets and
    liabilities:
      Accounts receivable                                                  (459,095)         (321,253)
      Inventories                                                          (431,435)          (72,817)
      Other current assets                                                   11,763             5,967
      Accounts payable                                                      173,218          (120,866)
      Accrued expenses                                                      163,687            46,583
                                                                        -----------       -----------
                                               NET CASH PROVIDED FROM
                                                 OPERATING ACTIVITIES       489,866           325,272

INVESTING ACTIVITIES:
  Sales of marketable securities                                          9,279,022         6,049,958
  Purchases of marketable securities                                     (8,386,234)       (4,328,801)
  Purchases of property and equipment
    and other assets                                                       (300,100)         (273,080)
  Acquisitions - note C                                                    (600,000)       (1,398,632)
                                                                        -----------       -----------
                                               NET CASH PROVIDED FROM
                                       (USED IN) INVESTING ACTIVITIES        (7,312)           49,445

FINANCING ACTIVITIES:
  Payments on long-term borrowings                                          (12,168)           (2,211)
  Net payments for repurchase
    of common stock - note D                                               (350,505)                0
  Net proceeds from issuance
    of common stock                                                          65,612           107,174
                                                                        -----------       -----------
                                               NET CASH PROVIDED FROM
                                       (USED IN) FINANCING ACTIVITIES      (297,061)          104,963
                                                                        -----------       -----------

                                                     INCREASE IN CASH       185,493           479,680
Cash at beginning of period                                                 719,877           718,864
                                                                        -----------       -----------

                                                CASH AT END OF PERIOD   $   905,370       $ 1,198,544
                                                                        ===========       ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1999. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1998 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1998.

NOTE B - EARNINGS PER SHARE

During the year ended May 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128

                                                               Three months
                                                              Ended August 31
                                                            1998            1997
                                                            ----            ----
Numerator for Basic and Diluted
       Earnings Per Share
               Net Income                                $  817,021      $  630,595
                                                         ==========      ==========

Denominator
       Denominator for basic earning per share -
               Weighted average shares                    6,220,470       6,120,671
       Effect of Dilutive Securities
               Stock options and warrants                    60,952         214,144
                                                         ----------      ----------
       Denominator for diluted earnings
              per share - adjusted weighted
              average shares and assumed conversion       6,281,422       6,334,815
                                                         ==========      ==========

Basic Earnings per Share                                 $     0.13      $     0.10
                                                         ==========      ==========

Diluted Earnings per Share                               $     0.13      $     0.10
                                                         ==========      ==========

NOTE C - ACQUISITIONS

In August 1998, the Company purchased certain inventory and technology from BioPort Corporation of Lansing, Michigan. The purchase price consisted of a single cash payment of $600,000. The Company allocated $400,000 of the purchase price to finished goods and bulk toxoid inventories of Type B equine botulism vaccine ("Bot Tox - B"). The remainder of the purchase price was allocated to other assets and consisted primarily of Types A, B, and C botulism seed cultures, manufacturing protocols, quality control procedures and USDA license to manufacture Bot Tox - B.


NOTE D - STOCK REPURCHASE

In August, the Company announced that its board of directors had authorized the purchase of up to 250,000 shares of the Company's common stock. On August 21, the Company purchased 50,000 shares in a single negotiated transaction for a total price, including commissions, of approximately $350,000. Subsequent to August 31, the Company purchased 31,500 shares in nine separate open market trades at a total price, including commissions, of approximately $202,000. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.


NOTE E - COMPREHENSIVE INCOME

Effective June 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Adoption of this statement did not have any material effect on the financial statements of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended August 31, 1998 Compared to Three Months Ended August 31,
1997.

Total sales for the quarter ended August 31, 1998 increased $1,290,000 or 29% compared to the same quarter in 1997. Sales of products dedicated to animal safety increased $764,000 or 43% and sales of food safety diagnostic products were up $475,000 or 21%. Miscellaneous other sales increased $51,000.

The increase in sales of animal safety products was due to several factors. The acquisitions of certain assets of W.J. Bartus, Inc. and Vetoquinol, U.S.A., which occurred in the prior fiscal year, contributed $613,000 in increased sales during the first quarter compared to the same quarter last year. Greater demand for products sold to the professional equine market resulted in an increase of $76,000. First quarter sales of specialty needles and other OEM veterinary instruments were $95,000 or 45% higher than the prior year.

The increase in sales of food safety products was primarily due to increases in sales in two areas. Large sections of the southern United States suffered from hot, dry weather conditions during the summer months, which promoted mold growth in corn and other commodity crops. Sales of test kits to detect aflatoxin, a harmful residue from molds that proliferate in hot, dry weather conditions, increased $301,000 or 86% during the first quarter.

Although testing for aflatoxin will likely continue to run higher than the prior year, management does not believe testing will continue at the same levels as experienced in the first quarter. Sales of diagnostic tests to detect microorganisms such as E. coli O157:H7 and Salmonella also increased in the first quarter with sales up $251,000 or 78% compared to last year.

Cost of goods sold increased $274,000 in the first quarter as a direct result of the overall increase in product sales. Volume efficiencies and better utilization of manufacturing facilities caused cost of goods sold to decline to 39% of sales compared to 44% in the same quarter last year.

Sales and marketing expenses increased $286,000 or 24% in the first quarter compared to last year. Virtually all sales and marketing expense categories were higher than the prior year including salaries, fringe, travel, royalties, commissions, advertising and promotions. The Company is expanding its sales activities both domestically and internationally to gain wider distribution of its products dedicated to food and animal safety.

The $293,000 increase in general and administrative expense is primarily the result of two factors. Increases in sales volume and overall business activity resulted in a need for additional administrative staff. The increase in staff, along with higher accruals for bonuses due to improved operating performance, resulted in $121,000 of higher personnel related expense in the first quarter. In addition, legal and professional fees increased $128,000 during the quarter compared to the same period last year. Management believes that the Company is not involved in any material adverse legal proceedings. However, Neogen is a party in several lawsuits as discussed in Item 3, Legal Proceedings, in the Company's Form 10-KSB for the year ended May 31, 1998. Management intends to vigorously pursue this litigation and cannot predict the outcome of these lawsuits. Furthermore, the Company has no way to predict the level of expenses that may be incurred in fiscal year 1999 in pursuing this litigation.

The $104,000 increase in research and development expense is the result of higher salaries and fringe benefits due to increased staffing levels. Management believes research and development is critical to the Company's future and continues to expand efforts in terms of ongoing research projects pertaining to food and animal safety products. First quarter research and development expenses were 7% of total sales compared to the Company's annual budget of 8%.

Other income declined by $82,000 in the first quarter. Interest income was lower due exclusively to lower cash balances available to invest in marketable securities. In addition, the Company's share of royalties paid to an affiliated partnership was less in the first quarter than the prior year.

Neogen's effective federal tax rate has been insignificant because the Company has had net operating loss carry forwards ("NOL's") available to offset taxable income. During the first quarter the Company utilized its remaining NOL's resulting in an increase in its effective federal tax rate. Furthermore, the Company's effective federal tax rate will increase significantly for the second, third and fourth quarters of the current fiscal year.

The substantial increase in net income for the quarter compared to last year is the direct result of the significant increase in sales volume which led to substantially higher gross margins and operating profit.

Financial Condition and Liquidity

At August 31, 1998, the Company had $9,881,000 in cash and marketable securities, working capital of $17,427,000 and stockholder's equity of $24,141,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of August 31, 1998. Cash and marketable securities decreased $707,000 during the first quarter primarily as a result of the acquisition of certain assets of BioPort Corporation for $600,000 and the use of $350,000 for the purchase of 50,000 shares of the Company's common stock (see Notes C and D of the Notes to Unaudited Consolidated Financial Statements).

Accounts receivable were $459,000 higher at August 31, 1998 than at May 31 due primarily to significant increases in sales of food and animal safety products during the last 45 days of the quarter. Inventories increased $831,000 at August 31, 1998 compared to May 31. Of this amount, $400,000 was due to inventories purchased from BioPort Corporation. The remaining increase was due to higher production levels of veterinary instruments and an increase in professional equine finished good products in anticipation of future increases in sales volume.

The increase in other non-current assets at August 31, 1998 compared to May 31, 1998 was due to the acquisition of certain assets of BioPort Corporation. Accounts payable increased $173,000 between May 31 and August 31 due primarily to the timing of month-end cutoffs and scheduled payment dates for trade payables and because of greater payables associated with higher levels of inventory. Accrued expenses were $164,000 higher at August 31 as a result of increases in accruals for a number of areas including bonuses and royalties.

The Company did not borrow any additional funds during the first quarter and made scheduled payments totaling $12,000 on long-term debt. Neogen expended approximately $300,000 in the first quarter for additions to property, equipment and other assets. At August 31, 1998, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for 21 of its last 22 quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at August 31, 1998, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K Filed in Quarterly Period Ended August 31, 1998.

The Company did not file any reports on Form 8-K in the quarterly ended August 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION


October 13, 1998              /s/ James L. Herbert
-------------------           ---------------------------------
Date                          James L. Herbert
                              President

October 13, 1998              /s/ Lon M. Bohannon
-------------------           ----------------------------------
Date                          Lon M. Bohannon
                              Vice President - Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------

27                          FINANCIAL DATA SCHEDULE