Form 10-Q
period 1998-11-30
NEOGEN CORP
filed 1999-01-11
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

           (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                              November 30, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                             OF THE EXCHANGE ACT

                        For the Transition Period From
                      _______________ to _______________

                        Commission file number 0-17988

                              NEOGEN CORPORATION

            (Exact name of Registrant as specified in its charter)

           Michigan                                 38-2367843
 (State or other jurisdiction of                  (I.R.S. Employer
   corporation or organization)                  Identification No.)


                               620 Lesher Place
                           Lansing, Michigan 48912
                                (517) 372-9200
                   (Address of principal executive offices)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           As of January 1, 1999, there were 6,058,279 outstanding shares of Common Stock.

                                    INDEX

                     NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (unaudited)
         Consolidated balance sheets - November 30, 1998 and May 31, 1998.

         Consolidated statements of operations - Three months ended November 30, 1998 and 1997; six months ended November 30, 1998 and 1997.

         Consolidated statements of stockholders' equity - Six months ended November 30, 1998 and 1997.

         Consolidated statements of cash flows - Six months ended November 30, 1998 and 1997.

         Notes to consolidated financial statements - November 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.    Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                   November 30       May 31
                                                     1998             1998
                                                   -----------    ------------
ASSETS

CURRENT ASSETS
  Cash and equivalents                             $   884,756    $   719,877
  Marketable securities                              9,383,251      9,868,862
  Net accounts receivable                            3,466,462      3,088,858
  Inventories - notes C and F                        5,255,026      4,474,030
  Other current assets                                 580,350        441,319
                                                   -----------    -----------
                             TOTAL CURRENT ASSETS   19,569,845     18,592,946

NET PROPERTY AND EQUIPMENT                           2,035,905      1,885,051

INTANGIBLE AND OTHER ASSETS
  Goodwill, net of accumulated amortization          3,902,536      4,023,235
  Other assets, net of accumulated
    amortization - note C                            1,117,357        911,410
                                                   -----------    -----------

                                                   $26,625,643    $25,412,642
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities
     of long-term notes payable                    $    48,672    $    48,672
  Accounts payable                                     769,200        578,814
  Accrued compensation and benefits                    625,560        569,121
  Other accrued liabilities                            350,896        203,895
                                                   -----------    -----------
                        TOTAL CURRENT LIABILITIES    1,794,328      1,400,502

LONG-TERM NOTES PAYABLE                                150,056        174,392

OTHER LONG-TERM LIABILITIES                            228,412        228,411

STOCKHOLDERS' EQUITY - (NOTE D)
  Common stock:
    Par value $.16 per share, 10,000,000 shares
      authorized, 6,137,179 shares issued at
      November 30, 1998; 6,208,179 shares
      issued at May 31, 1998                           981,949        993,309
  Additional paid in capital                        23,641,061     24,269,549
  Retained-earnings deficit                           (170,163)    (1,653,521)
                                                   -----------    -----------
                                                    24,452,847     23,609,337
                                                   -----------    -----------

                                                   $26,625,643    $25,412,642
                                                   ===========    ===========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                         Three Months Ended       Six Months Ended
                                            November 30              November 30
                                       1998          1997         1998          1997
                                     -----------------------   ------------------------
REVENUES
  Sales                              $5,920,765   $4,627,152   $11,637,320   $9,054,234

EXPENSES
  Cost of goods sold                  2,611,486    1,800,812     4,827,871    3,743,206
  Sales and marketing                 1,275,073    1,228,836     2,728,473    2,396,404
  General and administrative            841,704      723,241     1,721,223    1,309,419
  Research and development              423,699      360,439       821,938      654,700
                                     ----------   ----------   -----------   ----------
                                      5,151,962    4,113,328    10,099,505    8,103,729
                                     ----------   ----------   -----------   ----------
                     INCOME FROM
                      OPERATIONS        768,803      513,824     1,537,815      950,505

OTHER INCOME (EXPENSE)
  Interest income                       118,609      150,438       251,146      316,060
  Interest expense                       (4,127)      (6,267)       (8,605)     (12,721)
  Other                                 165,252       80,103       168,502      134,549
                                     ----------   ----------   -----------   ----------
                                        279,734      224,274       411,043      437,888
                                     ----------   ----------   -----------   ----------
                   INCOME BEFORE
                    INCOME TAXES      1,048,537      738,098     1,948,858    1,388,393

INCOME TAXES                            382,200       49,400       465,500       69,100
                                     ----------   ----------   -----------   ----------

                      NET INCOME     $  666,337   $  688,698   $ 1,483,358   $1,319,293
                                     ==========   ==========   ===========   ==========


                  BASIC EARNINGS
              PER SHARE (NOTE B)     $     0.11   $     0.11   $      0.24   $     0.21
                                     ==========   ==========   ===========   ==========

                DILUTED EARNINGS
              PER SHARE (NOTE B)     $     0.11   $     0.11   $      0.24   $     0.21
                                     ==========   ==========   ===========   ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                     Common Stock
                                 ----------------------     Additional   Retained-
                                  Number                    Paid-In      Earnings
                                 of Shares     Amount       Capital      Deficit
                                 ----------   ---------    -----------   ------------

Balance at June 1, 1998          6,208,179    $993,309    $24,269,549    $(1,653,521)
  Exercise of options               35,000       5,600         79,476
  Repurchase of shares - note D   (106,000)    (16,960)      (707,964)
  Net income for the
    six months ended
    November 30,1998                                                       1,483,358
                                 ---------    --------    -----------    -----------

Balance at November 30, 1998     6,137,179    $981,949    $23,641,061    $  (170,163)
                                 =========    ========    ===========    ===========



Balance at June 1, 1997          6,110,608    $977,697    $23,937,397    $(3,901,894)
  Exercise of warrants                 471          76          2,195
  Exercise of options               84,500      13,520        293,846
  Net income for the
    six months ended
    November 30,1997                                                       1,319,293
                                 ---------    --------    -----------    -----------

Balance at November 30, 1997     6,195,579    $991,293    $24,233,438    $(2,582,601)
                                 =========    ========    ===========    ===========






See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                             Six Months Ended November 30
                                                                1998            1997
                                                             ----------------------------
OPERATING ACTIVITIES:
  Net income                                                $  1,483,358    $  1,319,293
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                              444,776         329,071
  Changes in operating assets and
    liabilities:
      Accounts receivable                                       (377,604)       (573,139)
      Inventories                                               (380,996)       (480,532)
      Other current assets                                      (139,031)       (164,556)
      Accounts payable                                           190,386         (53,890)
      Other accrued expenses                                     203,440         (14,229)
                                                            ------------    ------------
                                   NET CASH PROVIDED FROM
                                     OPERATING ACTIVITIES      1,424,329         362,018

INVESTING ACTIVITIES:
  Purchases of property and equipment
    and other assets                                            (480,877)       (410,362)
  Aquisitions - note C                                          (600,000)     (1,398,632)
  Purchases of marketable securities                         (15,487,554)    (10,354,137)
  Proceeds from sale of marketable securities                 15,973,165      11,431,818
                                                            ------------    ------------
                                         NET CASH USED IN
                                     INVESTING ACTIVITIES       (595,266)       (731,313)

FINANCING ACTIVITIES:
  Payments on long-term borrowings                               (24,336)        (35,575)
  Net payments for repurchase
    of common stock - note D                                    (724,927)              0
  Net proceeds from issuance
    of common stock                                               85,079         309,637
                                                            ------------    ------------
                                   NET CASH PROVIDED FROM
                           (USED IN) FINANCING ACTIVITIES       (664,184)        274,062
                                                            ------------    ------------

                               INCREASE(DECREASE) IN CASH        164,879         (95,233)
Cash at beginning of period                                      719,877         718,864
                                                            ------------    ------------


                                    CASH AT END OF PERIOD   $    884,756    $    623,631
                                                            ============    ============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended November 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1999. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1998 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1998.

NOTE B - EARNINGS PER SHARE

During the year ended May 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128.


                                                              Three Months Ended            Six Months Ended
                                                                 November 30                  November 30
                                                              1998        1997            1998            1997
                                                              ----        ----            ----            ----
Numerator for Basic and Diluted
          Earnings Per Share
                      Net Income                           $  666,337   $  688,698      $1,483,358   $1,319,293
                                                           ==========   ==========      ==========   ==========

Denominator
        Denominator for basic earnings per share-
                  Weighted average shares                   6,158,866    6,175,757       6,189,838    6,148,064
       Effect of Dilutive Securities
                 Stock options and warrants                    33,285      262,938          42,401      226,585
                                                            ---------      -------      ----------   ----------
       Denominator for diluted earnings
                 per share - adjusted weighted
                 average shares and assumed conversions     6,192,151    6,438,695       6,232,239    6,374,649
                                                            =========    =========      ==========   ==========

Basic Earnings Per Share                                       $ 0.11       $ 0.11          $ 0.24       $ 0.21
                                                                =====        =====           =====        =====

Diluted Earnings Per Share                                     $ 0.11       $ 0.11          $ 0.24       $ 0.21
                                                                =====        =====           =====        =====


NOTE C - ACQUISITIONS

In August 1998, the Company purchased certain inventory and technology from BioPort Corporation of Lansing, Michigan. The purchase price consisted of a single cash payment of $600,000. The Company allocated $400,000 of the purchase price to finished goods and bulk toxoid inventories of Type B equine botulism vaccine ("Bot Tox-B"). The remainder of the purchase price was allocated to other assets and consisted primarily of Types A, B, and C botulism seed cultures, manufacturing protocols, quality control procedures and USDA license to manufacture Bot Tox-B.


NOTE D - STOCK REPURCHASE

In August, the Company announced that its board of directors had authorized the purchase of up to 250,000 shares of the Company's common stock. As of November 30, 1998, the Company had purchased 106,000 shares in negotiated and open market transactions for a total price, including commissions, of approximately $725,000. As of January 1, 1999 the Company had purchased 184,900 shares at a total price, including commissions, of approximately $1,282,000. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.


NOTE E - COMPREHENSIVE INCOME

Effective June 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Adoption of this statement did not have any material effect on the financial statements of the Company.

NOTE F - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                                November 30      May 31
                                                   1998           1998
                                                ----------     ----------
Raw Material                                    $1,733,009     $2,003,124
Work-In-Process                                    826,018        837,679
Finished Goods                                   2,695,999      1,633,227
                                                ----------     ----------
                                                $5,255,026     $4,474,030
                                                ==========     ==========


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997.

Total sales for the quarter ended November 30, 1998 increased $1,294,000, or 28%, compared to the same quarter in 1997. Sales of products dedicated to animal safety increased $1,023,000, or 50%, and sales of food safety diagnostic products were up $211,000, or 9%. Miscellaneous other sales increased $60,000.

The increase in sales of animal safety products was due to several factors. The acquisition of certain assets of Vetoquinol, U.S.A., which occurred in the prior fiscal year, contributed $353,000 in increased sales during the second quarter compared to the same quarter last year. Sales of products to the professional equine market increased $274,000 primarily as a result of greater international demand for Bot Tox-B, a vaccine to prevent Type B botulism in horses. Sales of specialty needles and syringes used to inject spices and marinades into meat and poultry were $499,000 higher than last year, an increase of more than 300%.

Food safety sales were significantly higher in two areas. Sales of aflatoxin test kits increased 178,000, or 44%. Hot, dry growing conditions during the summer contributed to growth of molds that produce aflatoxin, a known carcinogen. Accordingly, testing for this harmful residue by food and animal feed producers increased. E. coli O157:H7 test kits sales also increased in the second quarter by $142,000 or 56% due to greater domestic and international demand from meat processors.

Cost of goods sold increased significantly in the second quarter partially due to the increase in overall product sales. In addition, the significant increases in sales of Bot Tox-B and specialty needles and syringes contributed to the higher cost of goods sold since these product lines carry proportionately higher material costs that most other Company products.

Sales and marketing expenses increased only $46,000 or 4% in the second quarter. The increase was primarily due to higher salaries, fringe and travel costs.

The $118,463 increase in general and administrative expenses was the result of higher legal and professional fees compared to the same quarter last year. A more detailed discussion of legal expenses is included later in this Form 10-Q.

Research and development expenses were up $63,260, or 18%, in the second quarter due principally to increased staffing levels. Management believes research and development is critical to the Company's future and continues to expand efforts in terms of ongoing research projects pertaining to food and animal safety products. Second quarter research and development expenses were 7% of total sales compared to the Company's annual budget of 8%.

Other income increased by $56,000 in the second quarter. Interest income was $31,000 lower due exclusively to lower cash balances available to invest in marketable securities. However, the Company's share of royalties paid to an affiliated partnership was $85,000 higher in the second quarter than the prior year.

Neogen's effective federal tax rate has been insignificant because the Company has had net operating loss carry forwards ("NOL's") available to offset taxable income. During the first quarter the Company utilized its remaining NOL's. As a result, the Company's effective federal tax rate increased significantly in the second quarter to 36.5% compared to 6.7% in the same quarter last year. The higher income taxes completely offset the Company's increase in pre-tax profit, resulting in the same earnings per share as the prior year.

Six Months Ended November 30, 1998 Compared to Six Months Ended November 30,
1997.

Total sales for the six months ended November 30, 1998 were $2,583,000, or 29%, higher than the same period in 1997. Animal safety product sales increased $1,788,000, or 47%, while sales of food safety products were up $685,000, or 15%. All other sales increased $110,000.

The increase in animal safety sales is attributable to the following factors: sales pertaining to prior year acquisitions of certain assets of W.J. Bartus, Inc. and Vetoquinol, U.S.A. accounted for $966,000 of increased sales in 1998 compared to 1997; sales of the Company's vaccine to prevent Type B botulism in horses increased $284,000 compared to last year; and sales of specialty needles and syringes used to inject spices and marinades into meat and poultry were $562,000 higher.

The increase in sales of food safety products was primarily due to increases in sales in two areas. Large sections of the southern United States suffered from hot, dry weather conditions during the summer months, which promoted mold growth in corn and other commodity crops. Sales of test kits to detect aflatoxin, a harmful residue from molds that proliferate in hot, dry weather conditions, increased $479,000, or 63%, during the first six months. Although testing for aflatoxin will likely continue to run higher than the prior year, management does not believe testing will continue at the same levels as experienced in the first two quarters.

Sales of diagnostic tests to detect microorganisms such as E. coli O157:H7 and salmonella, also increased in the first six months with sales up $397,000 compared to last year. The sales increases in these two areas were partially offset by a decline of approximately $247,000, or 15%, in sales of diagnostic test kits to detect vomitoxin. Sales of aflatoxin, vomitoxin and other natural toxin test kits are affected by the uncertainties of weather which impacts growing conditions differently each year.

Cost of goods sold increased $1,085,000 compared to the same period last year as a direct result of the overall increase in product sales. Expressed as a percent of sales, cost of goods sold was 41% in 1998, the same percentage as 1997.

Sales and marketing expenses increased $332,000, or 14%, in the first six months compared to last year. Virtually all sales and marketing expense categories were higher than the prior year including salaries, fringe, travel, royalties, commissions, trade shows and technical service. The Company is expanding its sales activities both domestically and internationally to gain wider distribution of its products dedicated to food and animal safety.

The $412,000 increase in general and administrative expense is due to two factors. Increases in sales volume and overall business activity resulted in a need for additional administrative staff. The increase in staff, along with higher accruals for bonuses due to improved operating performance, resulted in $157,000 of higher personnel related expense in the first six months. In addition, legal and professional fees increased $268,000 compared to the same period last year.

Management believes that the Company is not involved in any material adverse legal proceedings. In November, Neogen announced that it had won a lawsuit against Arthur J. and Arthur M. Trickey involving company trademarks. Although damages awarded to Neogen were minor, final resolution puts a definitive end to legal expenses for this lawsuit which amounted to approximately $130,000 during the first six months of the current fiscal year. Neogen is a party in other lawsuits as discussed in Item 3, Legal Proceedings, in the Company's Form 10-KSB for the year ended May 31, 1998. Management intends to vigorously pursue this litigation and cannot predict the outcome of these lawsuits. Furthermore, the Company has no way to predict the level of expenses that may be incurred in fiscal year 1999 in pursuing this litigation.

As a result of increased expenses for additional research staff compared to the prior year, research expenses were up $167,000 during the first six months.

Other income declined slightly for the six months ended November 30, 1998 compared to last year. Lower interest income was mostly offset by the Company's higher share of royalties paid to an affiliated partnership.

Income taxes for the six-month period ended November 30, 1998 were substantially higher than the same period last year. The Company fully utilized its remaining NOL's during its first quarter resulting in a significant increase in effective tax rate for the first six months compared to last year. The company expects its effective tax rate to run approximately of 36% going forward.

Financial Condition and Liquidity

At November 30, 1998, the Company had $10,268,000 in cash and marketable securities, working capital of $17,776,000 and stockholders' equity of $24,453,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of November 30, 1998.

Cash and marketable securities decreased $321,000 during the first six months. The aggregate of the acquisition of certain assets of BioPort Corporation for $600,000, the use of $725,000 for the purchase of 106,000 shares of the Company's common stock (see Notes C and D of the Notes to Unaudited Consolidated Financial Statements) and $481,000 expended for property, equipment and other assets exceeded cash provided from operations.

Accounts receivable were $378,000 higher at November 30, 1998 than at May 31 due primarily to significant shipments of food and animal safety products during the last 15 days of the second quarter. Inventories increased $781,000 at November 30, 1998 compared to May 31. Of this amount, $400,000 was due to inventories purchased from BioPort Corporation. The remaining increase was due to higher production levels of veterinary instruments, along with an increase in professional equine and food safety finished good products in anticipation of future increases in sales volume.

The increase in other non-current assets at November 30, 1998 compared to May 31, 1998 was due to the acquisition of certain assets of BioPort Corporation. Accounts payable increased $190,000 between May 31 and November 30 due primarily to the timing of month-end cutoffs and scheduled payment dates for trade payables and because of greater payables associated with higher levels of inventory. Accrued expenses were $203,000 higher at November 30 as a result of increases in accruals for a number of areas including bonuses, commissions, royalties and payroll taxes.

The Company did not borrow any additional funds during the first six months and made scheduled payments totaling $24,000 on long-term debt. At November 30, 1998, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for 22 of its last 23 quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at November 30, 1998, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

Year 2000

The Company believes that its financial and manufacturing systems are year 2000 compliant with the exception of the financial software used at its Ideal Instruments subsidiary. The Company has purchased a software tool and scheduled an outside programmer to implement software changes by February 1, 1999 at the Ideal Instruments subsidiary to ensure year 2000 compliance. The Company does not expect implementation of these changes to have a material impact on its results of operation. The Company's operations with respect to the year 2000 may also be affected by other entities with whom it transacts business. The Company is currently unable to determine the potential impact, if any, that could result from such entities' failure to adequately address this issue.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit 4 - Instruments defining the rights of security holders - incorporated by reference from Exhibit 3 (a) (2) of the Second Amendment to the Form S-18 Registration Statement filed on August 22, 1989.

Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K Filed in Quarterly Period Ended November 30, 1998.

The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION



January 11, 1999     /s/ James L. Herbert
Date                 --------------------
                       James L. Herbert
                       President


January 11, 1999     /s/ Lon M. Bohannon
Date                 --------------------
                       Lon M. Bohannon
                       Vice President - Chief Financial Officer

                               EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION

27                         FINANCIAL DATA SCHEDULE