Form 10-Q
period 1999-02-28
NEOGEN CORP
filed 1999-04-12
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

         (Mark One)
         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                              February 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of April 1, 1999, there were 5,989,879 outstanding shares of Common Stock.

                                    INDEX
                     NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (unaudited)

         Consolidated balance sheets - February 28, 1999 and May 31, 1998.

         Consolidated statements of operations - Three months ended February 28, 1999 and 1998; nine months ended February 28, 1999 and 1998.

         Consolidated statements of stockholders' equity - Nine months ended February 28, 1999 and 1998.

         Consolidated statements of cash flows - Nine months ended February 28, 1999 and 1998.

         Notes to consolidated financial statements - February 28, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


ITEM 1.  Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                  February 28       May 31
                                                      1999           1998
                                                  ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and equivalents                            $  1,173,243   $    719,877
  Marketable securities                              8,815,866      9,868,862
  Net accounts receivable                            3,543,778      3,088,858
  Inventories - notes C and F                        4,886,902      4,474,030
  Other current assets                                 446,400        441,319
                                                  ------------   ------------
                       TOTAL CURRENT ASSETS         18,866,189     18,592,946

NET PROPERTY AND EQUIPMENT                           2,074,464      1,885,051

INTANGIBLE AND OTHER ASSETS
  Goodwill, net of accumulated amortization          3,846,045      4,023,235
  Other assets, net of accumulated
    amortization - note C                            1,092,136        911,410
                                                  ------------   ------------
                                                  $ 25,878,834   $ 25,412,642
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities
    of long-term notes payable                    $     48,672   $     48,672
  Accounts payable                                     488,808        578,814
  Accrued compensation and benefits                    551,373        569,121
  Other accrued liabilities                            243,624        203,895
                                                  ------------   ------------
                       TOTAL CURRENT LIABILITIES     1,332,477      1,400,502

LONG-TERM NOTES PAYABLE                                137,888        174,392

OTHER LONG-TERM LIABILITIES                            228,412        228,411

STOCKHOLDERS' EQUITY
  Common stock:
    Par value $.16 per share, 10,000,000 shares
    authorized, 6,015,079 shares
    issued at February 28, 1999; 6,208,179
    shares issued at May 31, 1998                      962,413        993,309
  Additional paid in capital                        22,798,926     24,269,549
  Retained-earnings (deficit)                          418,718     (1,653,521)
                                                  ------------   ------------
                                                    24,180,057     23,609,337
                                                  ------------   ------------
                                                  $ 25,878,834   $ 25,412,642
                                                  ============   ============
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                   Three Months                Nine Months
                                                Ended February 28           Ended February 28
                                                 1999         1998          1999          1998
                                             ------------------------    --------------------------
REVENUES                                     $5,290,936    $4,544,221    $16,928,256    $13,598,455

EXPENSES
  Cost of goods sold                          2,270,234     2,021,628      7,098,105      5,764,834
  Sales and marketing                         1,225,509     1,148,474      3,953,982      3,544,878
  General and administrative                    695,213       608,321      2,416,436      1,917,740
  Research and development                      383,221       348,763      1,205,159      1,003,463
                                             ----------    ----------    -----------    -----------
                                              4,574,177     4,127,186     14,673,682     12,230,915
                                             ----------    ----------    -----------    -----------
       INCOME FROM OPERATIONS                   716,759       417,035      2,254,574      1,367,540

OTHER INCOME (EXPENSE)
  Interest income                               127,856       148,422        379,002        464,482
  Interest expense                               (3,617)       (3,326)       (12,222)       (16,047)
  Other                                          41,083        79,954        209,585        214,503
                                             ----------    ----------    -----------    -----------
                                                165,322       225,050        576,365        662,938
                                             ----------    ----------    -----------    -----------
                             INCOME BEFORE
                              INCOME TAXES      882,081       642,085      2,830,939      2,030,478

INCOME TAXES (BENEFIT)                          293,200       (15,200)       758,700         53,900
                                             ----------    ----------    -----------    -----------

                                NET INCOME   $  588,881    $  657,285    $ 2,072,239    $ 1,976,578
                                             ==========    ==========    ===========    ===========


                            BASIC EARNINGS
                        PER SHARE (NOTE B)   $     0.10    $     0.11    $      0.34    $      0.32
                                             ==========    ==========    ===========    ===========


                          DILUTED EARNINGS
                        PER SHARE (NOTE B)   $     0.10    $     0.10    $      0.33    $      0.31
                                             ==========    ==========    ===========    ===========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                       Common Stock
                                  ---------------------     Additional     Retained-
                                   Number                    Paid-In       Earnings
                                  of Shares     Amount       Capital       (Deficit)
                                  ---------    --------    ------------   -----------
Balance at June 1, 1998           6,208,179    $993,309    $24,269,549    $(1,653,521)
  Exercise of options                35,800       5,728         84,810
  Repurchase of shares - note D    (228,900)    (36,624)    (1,555,433)
  Net income for the
    nine months ended
    February 28,1999                                                        2,072,239
                                  ---------    --------    -----------    -----------
Balance at February 28, 1999      6,015,079    $962,413    $22,798,926    $   418,718
                                  =========    ========    ===========    ===========


Balance at June 1, 1997           6,110,608    $977,697    $23,937,397    $(3,901,894)
  Exercise of warrants                  471          76          2,195
  Exercise of options                96,800      15,488        329,273
  Net income for the
    nine months ended
    February 28,1998                                                        1,976,578
                                  ---------    --------    -----------    -----------
Balance at February 28, 1998      6,207,879    $993,261    $24,268,865    $(1,925,316)
                                  =========    ========    ===========    ===========



See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                      Nine Months Ended February 28
                                                          1999             1998
                                                     ------------------------------
OPERATING ACTIVITIES:
  Net income                                         $  2,072,239    $  1,976,578
  Adjustments to reconcile net
    income to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                       667,609         510,187
  Changes in operating assets and
    liabilities:
      Accounts receivable                                (454,920)       (630,367)
      Inventories                                         (12,872)       (493,111)
      Other current assets                                 (5,081)        (43,751)
      Accounts payable                                    (90,006)        135,235
      Other accrued expenses                               21,981        (216,596)
                                                     ------------    ------------
                            NET CASH PROVIDED FROM
                              OPERATING ACTIVITIES      2,198,950       1,238,175

INVESTING ACTIVITIES:
  Purchases of property and equipment
    and other assets                                     (660,557)       (535,807)
  Purchases of marketable securities                  (18,953,996)    (15,707,804)
  Proceeds from sale of marketable
    securities                                         20,006,992      18,414,242
  Acquisitions - note C                                  (600,000)     (3,642,837)
                                                     ------------    ------------
                                  NET CASH USED IN
                              INVESTING ACTIVITIES       (207,561)     (1,472,206)

FINANCING ACTIVITIES:
  Payments on long-term borrowings                        (36,504)        (43,683)
  Net payments for repurchase
    of common stock - note D                           (1,592,057)              0
  Net proceeds from issuance
    of common stock                                        90,538         347,032
                                                     ------------    ------------
                            NET CASH PROVIDED FROM
                    (USED IN) FINANCING ACTIVITIES     (1,538,023)        303,349
                                                     ------------    ------------

                  INCREASE IN CASH AND EQUIVALENTS        453,366          69,318
Cash and equivalents at beginning of period               719,877         718,864
                                                     ------------    ------------

             CASH AND EQUIVALENTS AT END OF PERIOD   $  1,173,243    $    788,182
                                                     ============    ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended February 28, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1999. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1998 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 1998.

NOTE B - EARNINGS PER SHARE

During the year ended May 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128.


                                                         Three Months Ended         Nine Months Ended
                                                            February 28               February 28
                                                         1999         1998          1999         1998
                                                         ----         ----          ----         ----
Numerator for Basic and Diluted
    Earnings Per Share
                Net Income                             $  588,881   $  657,285   $2,072,239   $1,976,578
                                                       ==========   ==========   ==========   ==========

Denominator
     Denominator for basic earnings per share-
               Weighted average shares                  6,052,471    6,204,225    6,144,516    6,166,578
    Effect of Dilutive Securities -
              Stock options and warrants                   41,295      239,793       42,112      224,004
                                                       ----------   ----------   ----------   ----------
    Denominator for diluted earnings
              per share - adjusted weighted
              average shares and assumed conversions    6,093,766    6,444,018    6,186,618    6,390,582
                                                       ==========   ==========   ==========   ==========

Basic Earnings Per Share                               $     0.10   $     0.11   $     0.34   $     0.32
                                                       ==========   ==========   ==========   ==========

Diluted Earnings Per Share                             $     0.10   $     0.10   $     0.33   $     0.31
                                                       ==========   ==========   ==========   ==========


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


NOTE D - STOCK REPURCHASE

In January, the Company announced that its board of directors had authorized the purchase of up to 500,000 shares of the Company's common stock. As of February 28, 1999, the Company had purchased 228,900 shares in negotiated and open market transactions for a total price, including commissions, of approximately $1,592,000. As of April 1, 1999 the Company had purchased 254,100 shares at a total price, including commissions, of approximately $1,758,000. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.


NOTE E - COMPREHENSIVE INCOME

Effective June 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Adoption of this statement did not have any material effect on the financial statements of the Company.

NOTE F - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                            February 28    May 31
                                1999        1998
                            -----------  ----------
Raw Material                $1,390,003   $2,003,124
Work-In-Process                808,329      837,679
Finished Goods               2,688,570    1,633,227
                            ----------   ----------
                            $4,886,902   $4,474,030
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

The words "anticipate", "believe", "potential", "expect" and similar expressions used herein are intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Various factors, including competition, recruitment of and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company's reports on file at the Securities and Exchange Commission may cause actual results to differ materially from those contained in the forward-looking statements.

Three Months Ended February 28, 1999 Compared to Three Months Ended February 28, 1998.

Total sales for the quarter ended February 28, 1999 increased $747,000, compared to the same quarter last year. Sales of products dedicated to food safety increased $591,000, and sales of animal safety products were up $149,000.

The increase in food safety sales was due to several factors. Sales of test kits to detect harmful bacteria increased $291,000 due to strong international demand and because of higher sales to meat processors concerned about recent well-publicized Listeria outbreaks in hot dogs and luncheon meat. Aflatoxin diagnostic tests were up $103,000 in the quarter, continuing a trend in the current fiscal year of higher demand for this product. Sales of the Neogen Ticket(R), which detects the presence of potentially dangerous insecticides, increased $98,000 due exclusively to a large order from Japan.

In the animal safety segment, sales of professional equine products were $308,000 higher, and were led by a significant increase in sales of Bot Tox-B, a vaccine to prevent Type B botulism in horses, and a 20% increase in horse health products marketed under the Triple Crown name. Sales of veterinary instruments and consumable animal health products marketed by the Company's Ideal Instruments subsidiary declined $170,000 in the third quarter due to depressed economic conditions in the large animal health industry. Historically, Ideal's product sales have been affected positively and negatively by the cyclical nature of the large animal health industry.

Cost of goods sold in the third quarter increased 12% principally due to the overall increase in product sales. Expressed as a percent of sales, cost of goods sold improved to 43% in 1999 compared to 44% in 1998.

Sales and marketing expenses increased a modest $77,000, or 7%, in the third quarter compared to the prior year. Most of the increase was due to higher commissions and royalties ($50,000) as a direct result of greater sales volume.

The $87,000, or 14%, increases in general and administrative expenses for the quarter were primarily due to higher wages, bonus accruals and fringe cost associated with improved operating performance and increase in overall business activity.

Research and development expenses were up $34,000, or 10%, in the third quarter due to increased staffing levels. Management believes research and development is critical to the Company's future and continues to expand efforts in terms of ongoing research projects pertaining to food and animal safety products. Third quarter research and development expenses were 7% of total sales compared to the Company's annual budget of 8%.


Other income declined $60,000 in the quarter ended February 28, 1999 compared to the same quarter last year. Interest income decreased as a result of lower rates and lower investment balances. In addition, the Company's share of royalties paid to an affiliated partnership declined approximately $20,000 compared to last year.

Neogen's effective federal tax rate has historically been insignificant because the Company had net operating loss carry forwards ("NOL's") available to offset taxable income. During the first quarter the Company utilized its remaining NOL's. As a result, the Company's effective tax rate increased significantly in the third quarter compared to the same quarter last year. The higher income taxes completely offset the Company's increase in pre-tax profit, resulting in the same diluted earnings per share as the prior year.

Nine Months Ended February 28, 1999 Compared to Nine Months Ended February 28, 1998.

Total sales for the nine months ended February 28, 1999 were $3,330,000, or 24%, higher than the same period in 1998. Animal safety product sales increased $1,937,000, or 31%, while sales of food safety products were up $1,275,000, or 21%. All other sales increased $118,000.

The increase in animal safety sales is attributable to the following factors: sales pertaining to prior year acquisitions of certain assets of W.J. Bartus, Inc. and Vetoquinol, U.S.A. accounted for $1,052,000 of increased sales in 1999 compared to 1998; sales of the Company's vaccine to prevent Type B botulism in horses increased $412,000 compared to last year; and sales of OEM products such as specialty needles and syringes used to inject spices and marinades into meat and poultry were $567,000 higher.

The increase in sales of food safety products was primarily due to increases in sales in two areas. Large sections of the southern United States suffered from hot, dry weather conditions during last year's summer months, which promoted mold growth in corn and other commodity crops. Sales of test kits to detect aflatoxin, a harmful residue from molds that proliferate in hot, dry weather conditions, increased $582,000 during the first nine months. Although testing for aflatoxin will likely continue to run higher than the prior year, management does not believe testing will continue at the same levels as experienced in the first three quarters. Sales of aflatoxin, vomitoxin and other natural toxin test kits are affected by the uncertainties of weather which impacts growing conditions differently each year.

Sales of diagnostic tests to detect microorganisms such as E. coli O157:H7, Salmonella and Listeria also increased in the first nine months, with sales up $688,000 compared to last year.

Cost of goods sold increased $1,333,000 (23%) compared to the same period last year as a direct result of the overall increase in product sales. Expressed as a percent of sales, cost of goods sold was 42% in 1999, the same percentage as 1998.

Sales and marketing expenses increased $409,000, or 12%, in the first nine months compared to last year. Many sales and marketing expense categories were higher than the prior year including salaries, fringe, royalties, commissions, trade shows and technical service. The Company is expanding its sales activities both domestically and internationally to gain wider distribution of its products dedicated to food and animal safety.

The $499,000 increase in general and administrative expense is due to two factors. Increases in sales volume and overall business activity resulted in a need for additional administrative staff. The increase in staff, along with higher accruals for bonuses due to improved operating performance, resulted in $273,000 of higher personnel related expense in the first nine months. In addition, legal and professional fees increased $231,000 compared to the same period last year.

Management believes that the Company is not involved in any material adverse legal proceedings. In November, Neogen announced that it had won its lawsuit against Arthur J. and Arthur M. Trickey ("Trickeys") involving company trademarks. The Trickeys' initial appeal of the court's decision was declared by the court to be frivolous. Management does not anticipate any significant costs for further litigation of this lawsuit.

In February, Neogen entered into a negotiated settlement of its lawsuit with Stephen C. Edberg, Stephen C. Wardlow and Idexx Laboratories, Inc., involving patent infringement claims and trade dress violations. The terms of the settlement did not have any material impact on the Company's operations.

The Company continues to vigorously pursue a lawsuit against Vicam, L.P., Vicam Management Corporation and Jack L. Radlo ("Vicam") filed in Florida in August 1996. The Company is suing to recover damages incurred in the character of lost sales caused by Vicam's publication of the false allegation that a Neogen product violates two patents licensed to Vicam. Vicam has filed a counterclaim alleging that Neogen's product infringes one patent licensed to Vicam. In February 1999, a hearing was held for the purpose of providing evidence concerning the patent issues of the case. The judge who presided over the hearing has taken the matter "under advisement" and not yet issued a ruling. The Company can not predict the level of expenses that may be incurred in fiscal year 1999 or beyond in pursuing this litigation.

Research expenses for the nine months ended February 28, 1999 were $202,000 higher than the prior year due to increased salaries and fringe for additional research staff.

Other income was $87,000 lower for the first nine months of the current fiscal year due to a reduction in interest income. Cash balances available for investment and interest rates were down compared to last year.

Income taxes for the nine-month period ended February 28, 1999 were substantially higher than the same period last year. The Company fully utilized its remaining NOL's during its first quarter resulting in a significant increase in effective tax rate for the first nine months compared to last year. The company expects its effective tax rate to run approximately 33% to 36% going forward.

Financial Condition and Liquidity

At February 28, 1999, the Company had $9,989,000 in cash and marketable securities, working capital of $17,534,000 and stockholders' equity of $24,180,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of February 28, 1999.

Cash and marketable securities decreased $600,000 during the first nine months. The aggregate of the acquisition of certain assets of BioPort Corporation for $600,000, the use of $1,592,000 for the purchase of 228,900 shares of the Company's common stock (see Notes C and D of the Notes to Unaudited Consolidated Financial Statements) and $661,000 expended for property, equipment and other assets exceeded cash provided from operations which totaled $2,200,000.

Accounts receivable were $455,000 higher at February 28, 1999 than at May 31 due primarily to significant shipments of food and animal safety products during the last 5 days of the third quarter. Inventories increased $413,000 at February 28, 1999 compared to May 31 primarily due to $400,000 in inventories purchased from BioPort Corporation.

Accounts payable decreased $90,000 between May 31 and February 28 due to the timing of month-end cutoffs and scheduled payment dates for trade payables.

Effective July 1, 1997 the Company acquired substantially all of the assets of Triple Crown Pharmaceuticals, a division of W.J. Bartus, Inc. of Ft. Pierce, Florida. The initial purchase price consisted of a cash payment of approximately $1,400,000 paid in July 1997. A second and final cash payment of $500,000 is due provided the seller meets certain conditions of the asset purchase agreement by July 3, 2000.

The Company did not borrow any additional funds during the first nine months and made scheduled payments totaling $37,000 on long-term debt. At February 28, 1999, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Neogen has been profitable for 23 of its last 24 quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at February 28, 1999, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

Year 2000

The Company believes that its financial and manufacturing systems are year 2000 compliant with the exception of the financial software used at its Ideal Instruments subsidiary. The Company had issued a check during the second quarter to purchase a software tool that would have corrected the Y2K problem at Ideal by February 1, 1999. In late February, the check was returned to the Company with an explanation that the software tool was not working. The Company immediately contracted with programmers to manually fix Ideal's financial software. To date, a review of the program files and libraries has been made and work is underway to bring Ideal financial software in compliance with year 2000 by June 30, 1999.

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

Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K Filed in Quarterly Period Ended February 28, 1999.

The Company did not file any reports on Form 8-K in the quarterly period ended February 28, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION



4/6/99                             /s/ James L. Herbert
------                             ----------------------------------------
Date                               James L. Herbert
                                   President


4/6/99                             /s/ Lon M. Bohannon
------                             ----------------------------------------
Date                               Lon M. Bohannon
                                   Vice President - Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

   27               FINANCIAL DATA SCHEDULE