Form 10-K
period 1999-05-31
NEOGEN CORP
filed 1999-08-27
CIK 711377

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                      For fiscal year ended May 31, 1999

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

                       Commission File Number: 0-17988

                              NEOGEN CORPORATION
                     (Name of registrant in its charter)

         MICHIGAN                                           38-2367843
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

620 LESHER PLACE, LANSING, MICHIGAN                        48912
(Address of principal executive offices)                 (Zip Code)

                                 517/372-9200
                       (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $ .16 PAR VALUE
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (__)

         The issuer's revenue for its most recent fiscal year was $22,179,008

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1999 was $ 36,358,917 based on the closing price as reported by the NASDAQ National Market.

                  THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS

         As of August 9, 1999, registrant had outstanding 5,929,279 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

         THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 7, 1999 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
                                     -1-

                                    PART I

ITEM 1. BUSINESS

General

         Neogen Corporation develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company's food safety segment consists primarily of diagnostic test kits and related products marketed to food producers and processors to aid in the detection of foodborne bacteria, natural toxins, food allergens, drug residues, pesticide residues, plant disease infections and levels of general sanitation. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than many of the conventional diagnostic methods currently in use. The majority of the tests are disposable, single-use, immunoassay products that rely on Neogen's proprietary antibodies to produce rapid and accurate test results.

         The Company's animal safety segment is primarily engaged in the production and marketing of products dedicated to animal health. These products include more than 250 different veterinary instruments used to administer precise amounts of antibiotics and vaccines helping to reduce drug residues in meat and milk supplies. This segment also includes a line of consumable products marketed primarily to veterinarians and distributors serving the professional equine industry. These products include grooming aids, a USDA-approved vaccine to prevent botulism in horses, a biologic used in the treatment of equine respiratory infections and a line of premium health care products.

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

Recent Developments

Government Regulations

         Federal regulations concerning food safety and food adulteration have had a favorable impact on sales of several of the Company's food safety products. Regulations issued by the U.S. Department of Agriculture and the U.S. Food and Drug Administration governing federally inspected meat, poultry and seafood processing plants require implementation of a Hazard Analysis and Critical Control Points (HACCP) program. HACCP is a prevention-oriented system that requires plants to identify critical control points along their production lines and ensure that practices at those points minimize or prevent the likelihood of bacterial contamination or growth. As HACCP plans continue to be implemented and refined, Neogen expects facility environmental testing, product contact surface testing and end-product testing to increase, resulting in higher sales for several of the Company's diagnostic test kits.

Sale of Human Clinical Product Line (See Note 4 of the Notes to Consolidated Financial Statements)

         In April 1999, the Company sold its AMPCOR human clinical product line for approximately $500,000. The sale allows management to focus resources on growth opportunities in the Company's primary business segments of food and animal safety. Sales of human clinical products were not material to the consolidated sales of the Company.

         In conjunction with the sale of the AMPCOR human clinical product line, the Company announced in May 1999 that it was closing its manufacturing operations for diagnostic test kits to detect microorganisms in Bridgeport, New Jersey. The Company expects to realize ongoing cost savings in excess of $200,000 annually by consolidating manufacturing operations into its Lansing, Michigan facility.

Share Repurchase Program (See Note 12 of the Notes to Consolidated Financial Statements)

         In January 1999, the Company announced that its Board of Directors increased its authorization to repurchase Neogen common stock from the previously authorized 200,000 shares to 500,000 shares. The Board and Neogen's management continues to believe that the Company's shares are undervalued from time to time by the market. As of August 9, 1999, the Company had repurchased approximately 315,000 shares in open market and negotiated transactions. However, there is no guarantee as to the exact number of shares that may be repurchased under this program.

Acquisitions

         A part of the Company's growth strategy has been to acquire products and businesses that provide the Company with access to technology or products that expand its core business. Since 1982, the Company has made several such acquisitions. The information below summarizes recent acquisitions.

BotVax(TM) B

         In August 1998, the Company purchased seed cultures, inventories, manufacturing protocols and USDA license to manufacture Type B equine botulism vaccine (BotVax B) from BioPort Corporation of Lansing, Michigan. The inventories and technology were transferred to the Company's Tampa, Florida facility where BotVax B will be produced for sale to the professional equine market. Prior to obtaining the manufacturing rights to BotVax B, Neogen marketed this product under terms of a distribution agreement with the Michigan Department of Public Health. The rights to BotVax B was among the items purchased by BioPort from the Michigan Department of Public Health in August, 1998. The Company acquired the manufacturing rights to BotVax B primarily to improve gross margins and ensure availability of future supplies of inventory. (See note 3 of the Notes to Consolidated Financial Statements).

Triple Crown(TM)

         Effective July 1, 1997, the Company acquired substantially all of the assets of Triple Crown, a division of W.J. Bartus, Inc. Neogen relocated the business to its facilities in Lexington, Kentucky. The products and technologies acquired have been merged into the Company's professional equine division and added approximately $2,350,000 and $1,930,000 in sales in the fiscal years ended May 31, 1999 and 1998. (See Note 3 of the Notes to Consolidated Financial Statements.)

Vetoquinol U.S.A., Inc.

         Effective December 30, 1997, Neogen acquired substantially all of the assets of Vetoquinol U.S.A., Inc., a wholly-owned subsidiary of Vetoquinol S.A. of France. Sales and administrative functions have been moved to the Company's Lexington, Kentucky, facilities. Neogen continues to operate a Tampa, Florida, production facility. The principal product acquired is a biologic used for the treatment of equine respiratory infections. The acquired assets resulted in approximately $1,200,000 and $570,000 of sales during fiscal years ended May 31, 1999 and 1998. (See Note 3 of the Notes to Consolidated Financial Statements).

Business Strategy

         The Company's vision is to become a worldwide leader in offering products dedicated to food and animal safety. The Company's strategy to achieve this objective includes the following:

                o Increased Sales of Existing Products. The Company will continue to expand its product offerings in multiple market segments including: grain, nut and spice processors; meat, poultry and egg processors; seafood processors; animal producers; fruit and vegetable producers/processors; food service providers;
         pharmacologic research; and private and public laboratories.

                o Introduction of New Products. The Company has a continued commitment to research and development programs, and has invested approximately 8% of revenues in this area over the past three years. The Company plans to continue to leverage its own internal research and development efforts through strategic relationships with other organizations and important government contracts and grants. The majority of the Company's new product development is focused on expanding disposable product offerings to the Company's current markets.

                o Expansion of International Sales. The Company believes that the demand outside the United States for food and animal safety products is at least equal to demand in the country. The Company will continue to emphasize international sales as an important factor in its growth. The Company is developing distribution channels to take advantage of markets where there is a growing need for products such as those manufactured by the Company.



                                     -3-
                o Acquisitions and Strategic Alliances. In the past, the Company has expanded its product offerings and technology base through several acquisitions. It also seeks to expand its products through licensing and distribution agreements. The Company plans to continue to aggressively pursue strategic acquisitions, and licensing and distribution agreements to enhance its position in its existing markets. Management believes it is more cost effective to use these strategies rather than to rely solely on internal development of new products.

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

         Industry consulting groups have estimated the total market for testing of food and environmental safety will be in the range of $500 million within the next several years. They estimate that a significant portion of this potential market is represented by firms not testing and tests that are not currently being conducted. Another significant portion of the market is represented by older, traditional methods utilizing laborious microbiological techniques, or time consuming, and expensive, chemical analysis. Management believes that a significant portion of this market potential will shift to rapid, easy to use and inexpensive test systems, such as those produced by the Company.

Company Markets

         The Company has focused its strategy on the food safety and animal safety markets. The Company is marketing and developing several types of diagnostic tests to aid each of the individual food market areas in detecting natural toxins, food allergens, drug residues, foodborne bacteria, pesticide residues, disease infections and levels of general sanitation. The Company also markets a complete line of veterinary instruments and a line of premium equine health care products devoted to animal safety. The Company's products are sold into definable market segments:

Grain, Nut and Spice Processors

         Corn, wheat, barley, oats, milo, rice, oil seeds and various other minor grain products become the principal ingredient for a multitude of food products. A large variety of nuts, along with spices, chocolate, coffee and tea, are also universally consumed. The safety of these ingredients is a significant source of concern for snack food producers, pasta manufacturers, flour millers, animal feed processors, bakeries, baby food producers, brewers, distillers and cereal manufacturers, just to name a few of those whose livelihood depends upon the abundance of safe ingredients.

         The Company's diagnostic tests are used throughout these industries to monitor for the presence of harmful natural toxins, food allergens, pesticides and foodborne bacteria. The Company generally defines this market as products as they leave the farm gate until they reach the consumer's plate.

         Management believes it is the leader in the sale of disposable diagnostic tests to the grain, nut and spice industries and has a larger selection of products available to these industries than any of its competitors.

Meat, Poultry and Egg Processors

         According to the U.S. Department of Agriculture, there are approximately 114 million cattle, hogs and lambs slaughtered in the U.S. each year and over 840 million chickens processed in the United States each year. The principal concern for meat, poultry and egg safety is contamination by foodborne bacteria.

         Management believes that the meat and poultry group offers one of the best opportunities currently to contribute to the Company's growth. The Company offers tests for E. coli O157:H7, Salmonella, Listeria bacteria, and several tests to determine the general level of plant sanitation.

         A major reorganization in testing procedures by the U.S. Department of Agriculture's Food Safety Inspection Service was announced in July 1996. Implementation of these HACCP regulations began in January 1997 for all meat and poultry plants in the United States according to an adoption schedule that will continue through January 2000. These new regulations mandate certain bacteria testing by all inspected plants, and the programs encourage the use of a number of other rapid tests, such as those produced by the Company.

Seafood Processors

         Seafood is known to cause foodborne illnesses as a result of both natural toxins and bacteria. In December 1995, the United States Food and Drug Administration issued final rules that established mandatory inspection programs for the seafood industry in the U.S. effective January, 1998. The industry is now implementing quality control procedures that include the use of rapid diagnostic tests. The Company's tests for this market include a general sanitation rapid test, as well as tests used to detect the presence of Salmonella, Listeria, sulfites and histamine, which can result in serious illness or death.

         A significant portion of the world's seafood supply now comes from aquaculture production rather than wild harvest. These producers and processors must also be concerned about the possibilities of pesticide contamination from runoff water into their production areas and residues of drugs that may have been used to ensure fish health during the production process.

Animal Producers

         The animal production industry promotes food safety even while the animal is inside the farm gate. The Company manufactures and markets 250 different products that are used to administer animal health. Developed to provide more precise drug delivery, these instruments help minimize the presence of animal health drugs that might find their way into the meat and milk supply.

         The Company also markets a vaccine, immunostimulant, specialized testing service, and a line of premium health care products that are sold to the professional equine market. The Company's line of diagnostic tests to detect drugs of abuse in racing animals are sold virtually throughout the world. Most animal racing jurisdictions perform post-race tests on horses and greyhounds to make certain the animals' performance was not altered by some drug.

         Many integrated poultry and livestock producers also use the Company's diagnostic tests to detect harmful residues in animal feeds. These residues can affect overall production efficiencies.

Fruit and Vegetable Producers/Processors

         As with animals, significant portions of food safety begin inside the farm gate where plant production takes place. The Company manufactures and markets a group of diagnostic tests that are used by fruit and vegetable producers, as well as greenhouse and ornamental plant producers, to detect the presence of certain infectious diseases. These diseases affect crop production and can play a major role in the quality and safety of the final food products.

         This industry's testing arises from the potential presence of harmful residues that might affect the safety of its products. The residues that require rapid and inexpensive test kits include foodborne bacteria, natural toxins, and pesticides. Several of the Company's products meet these industry needs and others are being developed.

Pharmacologic Research

         The Company sells a limited number of products used by the pharmaceutical research industry. Since these products can be manufactured in the same facilities as used to produce the Company's test kits, utilizing the same equipment and personnel, the Company has continued to support this market activity.

         As a part of its immunoassay diagnostics test development programs, the Company has discovered methods to manufacture unique, stable enzymes used in test color development. The Company now markets these products to research laboratories and other commercial diagnostic kit manufacturers around the world.

         The Company does not anticipate being a major factor in this market. However, its current products are profitable and synergistic to the Company's other manufacturing activities.

Private and Public Laboratories

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

Products

Food Safety

         The Company has developed and markets a number of food safety diagnostic test kits. Generally characterized as immunoassay products that rely on the Company's proprietary antibodies capable of detecting specific residues at the parts per billion levels. Generally, the test kits are faster, less expensive, require less laboratory equipment and less technical capabilities than conventional testing methods.

         The Company's food safety test kits aimed at the detection of harmful foodborne bacteria are marketed under the Company's tradename, Reveal(R). Current tests in this one-step simple format are used to detect the presence of Salmonella, Listeria, and E. coli O157:H7 and Company scientists are developing test kits for other harmful bacteria. Through a marketing arrangement with Biotrace International PLC, the Company distributes the Uni-Lite XCEL(R), an instrument used to detect general sanitation levels. The Company also has marketing rights from Orion Diagnostica to distribute four different tests for microbiological contamination, including yeast and fungi.

         The Company's Veratox(R), and Agri-Screen(R) diagnostic tests are used by the food industry to detect levels of naturally-occurring toxins. These products include both qualitative and quantitative tests for aflatoxin, vomitoxin, T-2 toxin, zearalenone, ochratoxin, histamine and fumonisin. The Company's Agri-Screen Ticket(R) test is used by the food industry to detect harmful residues of a large number of plant pesticides. The seafood industry uses the Company's Alert for Sulfites to make certain sulfite levels do not exceed federal regulatory levels.

         The Company also markets qualitative and quantitative tests to detect minute levels of food allergens under the trade names Veratox and Alert. Currently, tests are available for peanut and egg residues, two of the most common of all food allergies.

         Marketed under the tradename Alert(R), the Company has several diagnostic tests that are used to detect plant diseases. These quick tests identify the presence of pythium, phytophthora, rhizoctonia, xanthamonas, and sclerotina. The kits are used as an early detection device, and as a tool to limit fungicide applications.

         Sales of food safety products accounted for approximately 45%, 46% and 56%, of the Company's total revenues for fiscal years 1999, 1998 and 1997 respectively.

Animal Safety

          The Company markets 69 high sensitivity immunoassay tests for drugs of abuse in animals and residues in meat. These include tests for narcotic analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. Neogen also provides a testing service for equine veterinarians to detect EPM which affects the central nervous system of horses, and can be fatal. In addition, the Company markets BotVax B, the only USDA approved vaccine for the prevention of Type B botulism in horses and a line of approximately 20 premium health care products sold to the professional equine market. Neogen also produces and markets EqStim(R), and ImmunoRegulin(R), biologic products used as immunostimulants to help fight off infections in horses and dogs.

         Through its wholly owned subsidiary Ideal Instruments, Inc. ("Ideal"), the Company markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 250 different products, over half of which are instruments used to deliver animal health products, such as antibiotics and vaccines. Most of the remaining instruments are used in obstetrics and surgery. Included among these products is a line of disposable syringes and needles presently custom manufactured, and imported by Ideal.

         The veterinary instruments product line is designed to provide better control of animal health products, thereby reducing the likelihood of antibiotic and pharmaceutical residues contaminating meat or milk products. At the same time, the use of quality, high precision delivery instruments helps producers improve efficiency.

         The Company also has several products used for the detection of biologically-active substances in humans by researchers and pharmaceutical companies for biomedical research purposes. These tests are used to detect cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Under the trademarks K-Blue and K-Gold, the Company sells reagents used by diagnostic test kit manufacturers.
         In fiscal years ended May 31, 1999, 1998 and 1997, sales of animal safety products as a percentage of total revenues were 55%, 54% and 44% respectively.

Research and Development

         The Company maintains a strong commitment to research and development. The Company's product development efforts are focused on the enhancement of existing product lines and in development of new products based on the Company's existing technologies. The Company employs 20 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $1.6 million, $1.4 million and $1.3 million, representing 7%, 8% and 9%, of total revenues in fiscal 1999, 1998 and 1997, respectively. The Company currently intends to maintain its research and development expenditures at approximately 7%-8% of total revenues.

         The Company has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharamacologics markets, as well as engineering projects for new and improved veterinary instruments.

Collaboration with Academic Institutions

         Since its inception, the Company has identified a substantial amount of applied research in its area of interest at universities that has been developed by researchers. The Company has worked with over 45 scientific collaborators associated with 17 academic institutions. The Company utilizes these relationships in three strategic ways: (i) the technology is transferred from the scientist or university to the Company for the completion of development from the precursor findings or laboratory prototypes; (ii) the Company seeks out and contracts with university researchers to aid its own staff in a part of the development activities for products previously identified by the Company; and (iii) new products developed by the Company are tested in laboratories on a widespread geographic basis prior to the products' market releases. The Company believes its research strategy has enabled it to produce better products, faster and more cost effectively than if the research, development and testing were done exclusively by Company employees in Company facilities.

Other Collaboration Efforts

         Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal 1999, 1998 and 1997, royalty payments under these agreements amounted to $780,000, $713,000, and $771,000, respectively.

Sales and Marketing

         The Company has chosen to organize its sales efforts according to market segments rather than by product or geographic orientation. The Company's sales and technical service organizations understand their customers' businesses and are knowledgeable on how the Company's various products can be used within those industries. Close relationships built with individual customers also help the Company identify new products.

         During the fiscal year ended May 31, 1999, the Company had in excess of 2,000 customers for its products. Since many of these customers are distributors, the total number of end users of the Company's products is considerably larger. Sales to international markets in fiscal 1999 accounted for 22% of the Company's consolidated revenues. (See Note 11 of the Notes to the Company's Consolidated Financial Statements). No single distributor or customer accounted for more than 10% of the Company's revenues in any of the past three years.

         The Company markets, sells and services its products in more than 75 countries through its own sales force, as well as through distributors in certain geographic areas. Approximately 71 employees, or 34% of the Company's total workforce, are engaged in these sales and marketing activities. The Company operates its sales and distribution organization differently for given markets and products as summarized below:

         Food Safety Products. The Company has separately organized sales forces that focus on the key industries in the food area. This group handles both sales and technical services of the Company's disposable test kits. In the U.S. these products are sold directly to end-users. Sales organizations are maintained for: grain, nut and spices; feed and agriculture; meat, poultry and eggs; fruits and vegetables; retail food services; private laboratories; and seafood.

         Animal Safety Products. The Company maintains separately organized sales forces that focus on the professional equine market and veterinary instruments. Products for the professional equine market are handled by a sales force who sell directly to equine veterinarians and also work through established distributors selling to this market. The Company also has a sales force specifically dedicated to marketing its veterinary instruments through a network of domestic and international distributors.

         International Sales. Virtually all of the Company's sales to customers outside of the United States and Canada are handled by distributors, who typically market the Company's products, as well as other products that are used by the same customer base. The Company is expanding distribution channels in South and Central America, Europe and Asia to increase sales. The Company does not maintain sales offices outside the U.S.

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

         The Company uses trade secrets as proprietary protection in numerous of its food and animal safety products. In many cases, the Company has developed unique antibodies capable of detecting residues at minute levels. The supply of these antibodies, and the proprietary techniques utilized for their development, may offer better protection than the filing of patents. Such proprietary reagents are kept in secure facilities and stored in more than one location to circumvent their destruction by natural disaster.

         One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, the Company has several products requiring regulatory approval including BotVax B, EqStim and Immuno-Regulin. On a combined bases, sales for these products amounted to approximately 11% of total sales in fiscal year 1999. The Company's strategy is to select technical and proprietary products which do not require mandatory approval to be marketed.

         The Company does utilize third party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the Association of Official Analytical Chemists, independently administered third-party, multi-laboratory collaborative studies, and approvals by the U.S. Federal Grain Inspection Service and the U.S. Food Safety Inspection Service for use of Company products in their laboratories.

Manufacturing

         The Company manufactures its products in Lansing, Michigan, Lexington, Kentucky, Schiller Park, Illinois and Tampa, Florida. There are currently 94 full-time employees assigned to manufacturing in these four locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. The Company believes it could increase the current output of its primary product lines by more than 50% using the current space available with minimal amounts of additional capital equipment.

         The Company's Schiller Park, Illinois facility, which is used primarily to manufacture veterinary instruments, is a complete metal working operation with equipment to process raw materials, such as brass rod and tubing, to finished instruments with skin-wrapped merchandisable packaging.

         The Lexington, Kentucky, facility is devoted exclusively to the manufacture of pharmacological diagnostic test kits, test kits for drug residues and professional equine products. Proprietary antibodies for some of the diagnostic kits were produced at the University of Kentucky under a license and supply agreement. All other manufacturing operations, including preparation of other reagents, quality assurance and final kit assembly, are performed by Neogen personnel in the Lexington facilities.

         The Tampa, Florida,facility is a USDA-approved manufacturing plant devoted to the production of the biologic products EqStim and Immuno-Regulin.
P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. Final product is then shipped to Neogen's Lexington facilities for inventory and distribution to customers. The Company's BoxVax B vaccine is also produced in the Tampa facility, utilizing Type B botulism seed cultures and a traditional fermentation process.

         Manufacturing diagnostic tests for natural toxins, microorganisms, food allergens, pesticides and plant disease diagnostic tests takes place in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for the Company's diagnostic kits are produced on a regular schedule in the Company's immunology laboratories in Lansing. Other reagents are similarly prepared by the chemistry group. These component parts are then transferred to another section in the same building, where final kit assembly and quality assurance are conducted, and shipping takes place.

         The Company purchases component parts and raw materials from over 200 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for all of its components and raw materials.

         Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, the Company's backlog of unshipped orders at any given time is not significant.

Competition

         The Company knows of no competitor that is pursuing its fundamental strategy of developing a full line of products, ranging from disposable tests to veterinary instruments for a large number of food safety and animal safety concerns. However, the Company does have competitors for each of its primary product lines. The Company competes with a large number of companies ranging from very small businesses to divisions of large companies. Many of these firms have substantially greater financial resources than the Company.

         Academic institutions and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. The existence of competing products or procedures that may be developed in future years may adversely affect the marketability of the products developed by the Company.

         The Company believes that it maintains inventory levels and sells its products under terms and conditions that are normal for companies against which it competes. The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company's product line, the effectiveness of its sales and customer service organizations and pricing are also components in the Company's competitive plan. The Company is not aware of any factors within its product lines that place the Company in a negative competitive position relative to its competitors.

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

ITEM 2. PROPERTIES

         The Company owns two separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place was purchased on a 10-year land contract in 1985. All of the Company's corporate administrative offices, along with sales and marketing offices and research facilities for food safety are maintained in this building. In 1998, Neogen purchased for $200,000 cash a 14,000 square foot brick building located at 600 Lesher Place. The Company has renovated this building and uses it primarily for production of food safety diagnostic test kits. The Company also owns a facility comprising 1,100 square feet within one block of the existing corporate headquarters used for various administrative functions including temporary office space and records storage.

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

         Animal safety sales and marketing, and the Company's operations focused on the professional equine market are located in 23,000 square feet of leased space in a three-story building at 628 Winchester in Lexington, Kentucky. The Company entered into a five-year, non-cancelable operating lease for the space effective July 1, 1993. Effective July 1, 1999, the lease was amended to extend the term of the lease to June 30, 2001 and to provide for annual lease payments, including all utilities, of $102,000.

         The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of two animal safety products takes place. This USDA-approved facility is subject to a three-year non-cancelable operating lease that expires on September 30, 2001. The lease provides for annual payments of $31,422 in year one increasing 4% in years two and three along with payments for operating expenses and property taxes estimated to be $13,625 annually subject to increases based on actual costs incurred.

ITEM 3.  LEGAL PROCEEDINGS

         In August 1996, the company initiated a lawsuit in the U.S. District Court for the Western District of Michigan, Southern Division against Arthur
J. Trickey and Arthur M. Trickey ("Mr. Trickey"). This litigation involved a dispute over a letter of intent the Company entered into with Mr. Trickey to distribute certain products Mr. Trickey alleged he had developed. Mr. Tricky filed a counterclaim alleging a common law right to the disputed trademark. In November 1998, the Company won this lawsuit but does not expect to collect any significant damages. Mr. Tricky has appealed the verdict to the United States Sixth Circuit Court of Appeals on an in pro per basis. The District Court denied Mr. Trickey's request for preparation of the trial transcript at public expense on the grounds that the appeal would be frivolous, and this denial was upheld by the Court of Appeals. Mr. Trickey is proceeding with the appeal without a transcript and without legal counsel.

         In April 1998, Stephen C. Edberg, Stephen C. Wardlaw and Idexx Laboratories, Inc. initiated a lawsuit against the Company in the U.S. District Court for the District of Connecticut claiming patent infringement and trade dress violations. In February 1999, Neogen entered into a negotiated settlement of this lawsuit. The terms of the settlement did not have any material impact on the Company's operations.

         In April 1999, Ecolab, Inc. ("Ecolab") filed a lawsuit against Biotrace Incorporated ("Biotrace") and Neogen Corporation in the Second Judicial District of District Court in the State of Minnesota. The suit involves a dispute concerning a 1998 Independent Distributor Agreement ("Agreement") between Ecolab and Biotrace and alleges that Neogen is distributing Biotrace's products to Ecolab customers in violation of the Agreement. The court denied Ecolab's request for a temporary restraining order and management believes that Ecolab's suit against Neogen is without merit. Biotrace has announced that Ecolab and Biotrace have mutually decided to not renew the Agreement, which expires in September 30, 1999, and that Neogen will continue to distribute Biotrace products after that date. The Company hopes to settle this lawsuit under terms that would not have any material impact on operations.

         The Company continues to vigorously pursue a lawsuit against Vicam, L.P., Vicam Management Corporation and Jack L. Radlo ("Vicam") filed in the U.S. District Court for the Middle District of Florida in August 1996. The Company is suing to recover damages incurred in the character of lost sales caused by Vicam's publication of the false allegation that a Neogen product violates two patents licensed to Vicam. In February 1999, a hearing was held for the purpose of providing evidence concerning the patent issues of the case. The judge who presided over this hearing ruled that polyclonal antibodies of the type used in Neogen's product are substantially different from monoclonal antibodies of the type used in Vicam's product. Management believes this decision significantly impacts Vicam's counterclaim of patent infringement. The amount of the Company's damages (lost sales) should it prevail has not yet been quantified. If Vicam were to prevail, the Company believes that its damages would be relatively insignificant since the Company's sales of this product have not been material.

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

                                               High     Low
                                               ----     ---
          Fiscal Year Ended May 31, 1999
First Quarter ..........................       9.13    6.00
Second Quarter .........................       7.94    5.75
Third Quarter ..........................       9.25    6.63
Fourth Quarter .........................       7.94    5.63

          Fiscal Year Ended May 31, 1998
First Quarter ..........................      12.25    7.00
Second Quarter .........................      14.88   10.00
Third Quarter ..........................      14.00    9.88
Fourth Quarter .........................      12.25    8.00


         As of July 31, 1999, there were approximately 525 stockholders of record of Common Stock, which the Company believes represents a total of approximately 6,000 beneficial holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the fiscal periods indicated, selected consolidated financial data derived from the Company's audited Consolidated Financial Statements for each of the fiscal years ended May 31, 1995 through 1999. This information should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included hearin.

                                                   Years Ended May 31
                                  -------------------------------------------------------
                                  1995(1)     1996(1)     1997(1)     1998(1)     1999(1)
                                  -------     -------     -------     -------     -------
                                           (In thousands, except per share data)
Income Statement Data:
Food Safety Sales                $  5,711    $  6,321    $  8,605    $  8,419    $ 10,069
Animal Safety Sales                 6,015       6,169       6,654      10,069      12,110
                                 --------    --------    --------    --------    --------
Total Sales                        11,726      12,490      15,259      18,488      22,179
Cost of Sales                       5,152       5,484       6,201       7,960       9,477
Sales and Marketing                 3,284       3,539       4,197       4,910       5,311
General and Administrative          1,524       1,774       2,230       2,716       3,207
Research and Development            1,136       1,238       1,320       1,424       1,640
Restructuring Charges                --           695        --          --          --
                                 --------    --------    --------    --------    --------
Operating Income (Loss)               630        (240)      1,311       1,478       2,544
Other Income                           73           3         564         897         104
                                 --------    --------    --------    --------    --------
Net Income (Loss) Before Tax          703        (237)      1,875       2,375       2,648
Provision for Income Taxes            (24)         (7)        (63)       (127)       (393)
                                 --------    --------    --------    --------    --------
Net Income                       $    679    $   (244)   $  1,812    $  2,248    $  2,255
                                 ========    ========    ========    ========    ========
Net Income Per Share (diluted)   $   0.15    $  (0.05)   $   0.32    $   0.35    $   0.37
                                 ========    ========    ========    ========    ========
Common Shares
      Outstanding (diluted)         4,675       4,514       5,649       6,397       6,141
                                                           May 31
                                  -------------------------------------------------------
                                  1995(1)     1996(1)     1997(1)     1998(1)     1999(1)
                                  -------     -------     -------     -------     -------
                                           (In thousands, except per share data)
Balance Sheet Data:
Cash and Marketable Securities   $  2,238    $  2,183    $ 13,044    $ 10,589    $ 10,667
Working Capital                     5,789       5,235      17,265      17,192      17,355
Total Assets                       11,539      11,531      23,148      25,413      26,108
Long-Term Debt                        351         279         208         174         126
Stockholders' Equity                8,836       8,858      21,013      23,609      23,786

(1) The periods presented are not comparable due to a restructuring charge in fiscal year 1996, secondary offering of public stock in fiscal year 1997, sale of product line, closing of manufacturing facilities and change in effective federal income tax rate in fiscal year 1999 and several acquisitions. (See Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The words "anticipate", "believe", "potential", "expect", and similar expressions used herein are intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Various factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation, impact of the year 2000 issue and other risks detailed from time to time in the Company's reports on file at the Securities and Exchange Commission may cause actual results to differ materially from those contained in the forward-looking statements.

Results of Operations

REVENUES (Dollars in Thousands)     1999    Increase      1998    Increase(Decrease)     1997
-------------------------------     ----    --------      ----    ------------------     ----
Product Sales:
      Food Safety                $10,069      20%      $ 8,419          (2%)          $ 8,605
      Animal Safety               12,110      20%       10,069          51%             6,654
                                 -------      --       -------          --            -------
TOTAL REVENUES                   $22,179      20%      $18,488          21%           $15,259
                                 =======      ==       =======          ==            =======

         The 20% increase in 1999 sales of food safety products was primarily due to increases in sales in two areas. Large sections of the southern United States suffered from hot, dry weather conditions during the 1998 summer months, which promoted mold growth in corn and other commodity crops. Sales of test kits to detect aflatoxin, a harmful residue from molds that proliferate in hot, dry weather conditions, increased $623,000 during 1999. Sales of test kits to detect harmful bacteria increased $874,000 in 1999 due to strong international demand and because of higher sales to meat processors concerned about well-publicized E. coli and Listeria outbreaks in hamburger, hot dogs and luncheon meats.

         In 1998, food safety sales declined by 2%. Sales of diagnostic test kits sold to the meat and poultry market for the detection of harmful bacteria increased by $693,000. However, sales of test kits to detect vomitoxin declined by $725,000. Sales of diagnostic tests for the detection of harmful naturally-occurring toxins, such as vomitoxin and aflatoxin, are influenced by the uncertainty of weather conditions, which impacts growing conditions differently each year. Accordingly, it is not uncommon for the Company to experience significant year to year fluctuations in sales of test kits to detect naturally-occurring toxins.

         Animal safety sales increased 20% in 1999 and 51% in 1998. The acquisitions of Vetoquinol USA, Inc. effective December 30, 1997 and Triple Crown, effective July 1, 1997 contributed $1,052,000 and $2,499,000 in increased sales in 1999 and 1998, respectively. Other products experiencing increased demand in 1999 included the Company's vaccine to prevent Type B botulism in horses ($455,000) and sales of OEM products such as specialty needles and syringes used to inject spices and marinades into meat and poultry ($698,000). In 1998, the Company experienced increased sales of approximately $538,000 across virtually all product lines sold to the professional equine market and a $330,000 increase in sales of the aforementioned OEM products.

COST OF GOODS SOLD (Dollars in Thousands)     1999   Increase     1998   Increase    1997
-----------------------------------------     ----   --------     ----   --------    ----
Cost of Goods Sold                          $9,477        19%   $7,960        28%  $6,201
                                            ------        --    ------        --   ------

         Costs of goods sold increased 19% in 1999 and 28% in 1998 principally due to the overall increase in product sales. Expressed as a percent of sales, cost of goods sold was 43%, 43% and 41% in 1999, 1998, and 1997 respectively. The percentages for 1999 and 1998 are higher than 1997 due exclusively to a higher mix of animal safety sales in 1999 and 1998 compared to 1997.

OPERATING EXPENSES (Dollars in Thousands)    1999  Increase     1998  Increase     1997
-----------------------------------------    ----  --------     ----  --------     ----
Sales and Marketing                        $5,311        8%   $4,910       17%   $4,197
General Administrative                      3,207       18%    2,716       22%    2,230
Research and Development                    1,640       15%    1,425        8%    1,320
                                           ------       --    ------       --    ------

         Many sales and marketing expense categories increased in 1999 and 1998 including salaries, fringe, royalties, commissions, trade shows and technical service. The increase in 1999 compared to 1998 is the direct result of expanding sales activities both domestically and internationally to gain wider distribution of products dedicated to food and animal safety. The Company expects to continue to expand its sales and marketing efforts in the future.

         The increase from 1997 to 1998 was primarily due to higher costs, including the acquisitions of Vetoquinol, USA, Inc., and Triple Crown, associated with marketing products to the professional equine market.

         The 1999 increase in general and administrative expense is due to two factors. Increases in sales volume and overall business activity resulted in a need for additional administrative staff. The increase in staff, along with higher accruals for bonuses due to improved operating performance, resulted in $208,000 of higher salary and fringe expense. In addition, legal and professional fees increased $259,000 compared to 1998.

         The majority of the increase in general and administrative expense in fiscal 1998 was the result of higher cost in two categories. Consulting expense was $178,000 higher due primarily to contract services associated with a new computer installation, increased consulting pertaining to manufacturing and approvals for professional equine products, and also because of management consulting pertaining to the Company's research efforts and manufacturing protocols for diagnostic tests to detect harmful bacteria. In addition, legal and professional fees increased $202,000 compared to 1997.

         Management believes that the Company is not involved in any material adverse legal proceedings. However, Neogen is a party in lawsuits as discussed in ITEM 3. LEGAL PROCEEDINGS in this Form 10-K. Management intends to vigorously pursue this litigation and cannot predict the outcome of these lawsuits. Furthermore, the Company has no way to predict the level of expenses that may be incurred in fiscal year 2000 in pursuing this litigation.

         The Company expects general and administrative expenses to decline in fiscal year 2000 partially as a result of consolidating certain administrative functions and partially because management believes that legal fees will be lower in 2000 than 1999.

         Research expenses increased in 1999 and 1998 due primarily to increased staffing levels. Management believes research and development is critical to the Company's future and expects to continue to expand efforts for research products pertaining to food and animal safety products.

OTHER INCOME (Dollars in Thousands)   1999  Decrease   1998  Increase  1997
-----------------------------------   ----  --------   ----  --------  ----
Other Income                          $104       88%   $897       59%   $564
                                      ----       --    ----       --    ----

         Other income declined significantly in 1999. This was primarily due to the loss on sale of the Company's human clinical product line and related fourth quarter charge for closure of a manufacturing facility, which totaled approximately $629,000. (See Note 4 of Notes to Consolidated Financial Statements). In addition, interest income decreased during 1999 due to lower rates and lower average investment balances.

         Other income was $333,000 higher in 1998 compared to 1997. During fiscal 1997, the Company completed a public offering of common stock. A portion of the proceeds was used to pay down short-term bank borrowings, resulting in lower interest expense. The remaining proceeds were invested in short-term marketable securities, which resulted in higher interest income. Also, the Company's share of royalties, paid to an affiliated partnership, increased significantly in 1998.

NET INCOME and INCOME PER SHARE (Dollars in Thousands)    1999   Increase     1998   Increase     1997
------------------------------------------------------    ----   --------     ----   --------     ----
Net Income                                              $2,255        --    $2,248        24%   $1,812
Net Income Per Share - Diluted                          $ 0.37              $ 0.35              $ 0.32
                                                        ------        --    ------        --    ------

         During 1999, the Company's operating income increased by $1,066,000 or 72% as a direct result of the 20% overall increase in product sales. This substantial increase in operating income was offset by much lower other income in 1999 and by a significant increase in federal income taxes.

         Neogen's effective federal tax rate has historically been insignificant because the Company had net operating loss carry forwards ("NOLs") available to offset taxable income. During fiscal year 1999 the Company utilized its remaining NOLs. As a result, the Company's effective tax rate increased significantly in 1999 compared to 1998 and management expects the effective federal tax rate will also increase in fiscal year 2000.

         The increase in 1998 net income and net income per share over 1997 was due primarily to the increase in sales of animal safety products, including acquisitions, along with the increase in other income.

Financial Condition and Liquidity

         At May 31, 1999 the Company had $10,667,000 in cash and marketable securities, working capital of $17,355,000 and stockholders' equity of $23,786,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of May 31, 1999.

         Cash and marketable securities increased $78,000 during fiscal 1999. Cash provided from operations, which totaled $3,682,000, was offset by the aggregate of the acquisition of certain assets of BioPort Corporation for $600,000, the use of $2,169,000 for the purchase of 314,700 of shares of the Company's common stock (see Notes 3 and 12 of the Notes to Consolidated Financial Statements) and $888,000 expended for property, equipment and other assets.
                                    -15-

         During 1999, the Company initiated programs focused on reducing investment in accounts receivable and inventories. As a result, accounts receivable were up only 7% while inventories declined 4% at May 31, 1999 despite a significant increase in sales and production volume.

         The significant increase in prepaid expenses and other current assets is the result of $375,000 in prepaid federal income taxes and a $76,000 short-term note receivable obtained as part of the Company's sale of its human clinical product line.

         The decrease in goodwill at May 31, 1999 from May 31, 1998 is principally due to $621,000 of goodwill written off as part of with the sale of the Company's human clinical product line (see Note 4 of Notes to Consolidated Financial Statements).

         The substantial increase in other non-current assets is partially due to a $400,000 note receivable obtained in conjunction with the aforementioned sale of the human clinical product line and partially due to the acquisition of certain assets of BioPort Corporation.

         Accounts payable increased $264,000 during fiscal year 1999 due primarily to $255,000 in payables due to a new vendor for instruments and tests used by the Company's food safety customers to detect levels of general sanitation. Other accrued liabilities at May 31, 1999 were $227,000 higher than May 31, 1998 due principally to higher royalties payable that were paid after year-end and accruals pertaining to the closing of the Company's New Jersey manufacturing facilities (See Note 4 of the Notes to Consolidated Financial Statements).

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

         The Company did not borrow any additional funds during fiscal 1999 and made scheduled payments totaling $49,000 on long-term debt. At May 31, 1999 the Company had no material commitments for capital expenditures. Inflation and changing prices have not had and are not expected to have a material effect on the Company's operations.

         Neogen has been profitable for 24 of its last 25 quarters and has generated positive cash flows from operations during this period. Management believes that the Company's existing cash and marketable securities at May 31, 1999, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

Year 2000

         The Company began addressing the year 2000 issue in the first half of calendar year 1998. An inventory and assessment of the Company's hardware and software computer systems was conducted including an analysis of accounting, office and security systems along with a review of manufacturing and laboratory equipment. In addition, the Company surveyed key customers and vendors regarding their strategies to achieve year 2000 compliance.

         As a result of this assessment, the Company determined that the financial software used at its subsidiary where veterinary instruments are manufactured was not year 2000 compliant. Programming changes to correct this problem were completed and tested in July 1999. Accordingly, the Company be-lieves that its financial and manufacturing systems are year 2000 compliant.

         The Company is currently in the process of developing contingency plans to prepare for potential year 2000 problems that might occur due to unforeseen factors including incorrect assumptions, changes in available information or failure of third parties to adequately address the year 2000 issue. These contingency plans may include purchasing and redeployment to various locations of additional materials and supplies, preservation of perishable biological products and antibodies in the event of electrical power interruptions, and processing of customer orders and vendor invoices manually.

         The Company expects that the total cost of changes necessary to comply with year 2000 will not exceed $50,000 including costs already incurred to date. However, the Company is basing this cost estimate, and its belief that it is currently year 2000 compliant, on presently available information and assumptions about future events. Actual results could differ from materially the Company's expectations as a result of numerous factors, including the possibility of incorrect assumptions, cooperation of third parties and other unforeseen circumstances that could have a materially adverse effect on the Company's financial results.
                                    -16-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              NEOGEN CORPORATION
                               AND SUBSIDIARIES

                                   CONTENTS

                                                                       Page
                                                                      Number
                                                                      ------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      18

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                   19-20
     Statements of Income                                               21
     Statements of Stockholders' Equity                                 22
     Statements of Cash Flows                                           23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            24-33

Neogen Corporation and Subsidiaries

Report of Independent Certified Public Accountants



To the Board of Directors
Neogen Corporation
Lansing, Michigan

         We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.




                                                           BDO SEIDMAN, LLP

Troy, Michigan
July 16, 1999

                                           Neogen Corporation and Subsidiaries
                                                   Consolidated Balance Sheets
------------------------------------------------------------------------------

May 31,                                                     1999          1998
-------                                                     ----          ----
Assets (Note 5)

Current Assets
    Cash                                             $ 1,062,811   $   719,877
    Marketable securities (Note 2)                     9,603,844     9,868,862
    Accounts receivable, less allowance for
       doubtful accounts of $166,000 and $227,000      3,295,536     3,088,858
    Inventories                                        4,360,580     4,474,030
    Prepaid expenses and other current assets            960,745       441,319
                                                     -----------   -----------
Total Current Assets                                  19,283,516    18,592,946
                                                     -----------   -----------
Property and Equipment
    Land and improvements                                 79,263        49,263
    Buildings and improvements                           786,066       499,146
    Machinery and equipment                            4,331,297     4,356,271
    Furniture and fixtures                               375,983       376,157
                                                     -----------   -----------
                                                       5,572,609     5,280,837
    Less accumulated depreciation                      3,424,668     3,395,786
                                                     -----------   -----------
Net Property and Equipment                             2,147,941     1,885,051
                                                     -----------   -----------
Intangible and Other Assets
    Goodwill, net of accumulated amortization
       of $511,106 and $456,943 (Note 3)               3,199,802     4,023,235
    Other assets, net of accumulated amortization
       of $544,600 and $544,603 (Notes 3 and 4)        1,476,879       911,410
                                                     -----------   -----------
Total Intangible and Other Assets                      4,676,681     4,934,645
                                                     -----------   -----------
                                                     $26,108,138   $25,412,642
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                                          Neogen Corporation and Subsidiaries
                                                  Consolidated Balance Sheets
------------------------------------------------------------------------------

May 31,                                                    1999          1998
-------                                                    ----          ----
Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                $   842,429   $   578,814
    Accruals
       Compensation and benefits                        606,689       569,121
       Other                                            430,828       203,895
    Current maturities of long-term debt (Note 5)        48,672        48,672
                                                    -----------   -----------

Total Current Liabilities                             1,928,618     1,400,502

Long-Term Debt, less current maturities (Note 5)        125,720       174,392

Other Long-Term Liabilities                             267,982       228,411
                                                    -----------   -----------
Total Liabilities                                     2,322,320     1,803,305
                                                    -----------   -----------
Commitments (Notes 3, 9 and 10)

Stockholders' Equity (Notes 6, 7 and 12)
    Common stock, $.16 par value,
       shares authorized 10,000,000; issued
       and outstanding 5,929,279 and 6,208,179          948,685       993,309
    Additional paid-in capital                       22,235,726    24,269,549
    Retained earnings (deficit)                         601,407    (1,653,521)
                                                    -----------   -----------
Total Stockholders' Equity                           23,785,818    23,609,337
                                                    -----------   -----------
                                                    $26,108,138   $25,412,642
                                                    ===========   ===========


See accompanying notes to consolidated financial statements.

                                           Neogen Corporation and Subsidiaries
                                             Consolidated Statements of Income
------------------------------------------------------------------------------

Year Ended May 31,                          1999           1998           1997
-----------------                           ----           ----           ----

Net Sales                            $22,179,008    $18,488,389    $15,259,423
                                     -----------    -----------    -----------
Operating Expenses
    Cost of goods sold                 9,476,873      7,959,655      6,201,301
    Sales and marketing                5,311,494      4,909,997      4,197,283
    General and administrative         3,206,969      2,715,738      2,230,438
    Research and development           1,639,600      1,424,583      1,319,732
                                     -----------    -----------    -----------
                                      19,634,936     17,009,973     13,948,754
                                     -----------    -----------    -----------
Operating Income                       2,544,072      1,478,416      1,310,669
                                     -----------    -----------    -----------
Other Income (Expense)
    Interest income                      493,430        605,990        449,331
    Interest expense                     (15,945)       (22,581)       (66,851)
    Loss on sale of product
      line (Note 4)                     (628,839)          --             --
    Other                                255,210        313,548        181,552
                                     -----------    -----------    -----------
                                         103,856        896,957        564,032
                                     -----------    -----------    -----------

Income Before Taxes On Income          2,647,928      2,375,373      1,874,701

Taxes On Income (Note 8)                 393,000        127,000         63,200
                                     -----------    -----------    -----------
Net Income                           $ 2,254,928    $ 2,248,373    $ 1,811,501
                                     -----------    -----------    -----------
Basic Earnings Per Share             $      0.37    $      0.36    $      0.33
Diluted Earnings Per Share           $      0.37    $      0.35    $      0.32
                                     ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                                                             Neogen Corporation and Subsidiaries
                                                 Consolidated Statements of Stockholders' Equity
                                                         Years Ended May 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------

                                                   Common Stock         Additional       Retained
                                              ---------------------        Paid-In       Earnings
                                                 Shares      Amount        Capital       (Deficit)
                                                 ------      ------        -------      ---------
Balance, June 1, 1996                         4,559,260    $729,482    $13,841,617    $(5,713,395)
    Exercise of options                          48,466       7,754        126,294           --
    Exercise of warrants                          1,782         285          8,304           --
    Issuance of common stock (Note 6)         1,501,100     240,176      9,961,182           --
    Net income for the year                        --          --             --        1,811,501
                                              ---------    --------    -----------    -----------
Balance, May 31, 1997                         6,110,608     977,697     23,937,397     (3,901,894)
    Exercise of options                          97,100      15,536        329,958           --
    Exercise of warrants                            471          76          2,194           --
    Net income for the year                        --          --             --        2,248,373
                                              ---------    --------    -----------    -----------
Balance, May 31, 1998                         6,208,179     993,309     24,269,549     (1,653,521)
    Exercise of options                          35,800       5,728         84,810           --
    Repurchase of common stock (Note 12)       (314,700)    (50,352)    (2,118,633)          --
    Net income for the year                        --          --             --        2,254,928
                                              ---------    --------    -----------    -----------
Balance, May 31, 1999                         5,929,279    $948,685    $22,235,726    $   601,407
                                              =========    ========    ===========    ===========

See accompanying notes to consolidated financial statements.


                                                               Neogen Corporation and Subsidiaries
                                                             Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------------------

Year Ended May 31,                                            1999            1998            1997
------------------                                            ----            ----            ----
Cash Flows From Operating Activities
  Net income                                          $  2,254,928    $  2,248,373    $  1,811,501
  Adjustments to reconcile net income to net
    cash provided by operating activities
       Depreciation and amortization                       873,071         715,681         624,113
       Loss on sale of product line                        628,839            --              --
       Loss (gain) on sale of equipment                      5,815           8,843          (1,520)
       Changes in operating assets and liabilities
         Accounts receivable                              (311,541)       (622,662)       (380,980)
         Inventories                                       342,794        (449,877)       (241,529)
         Prepaid expenses and other current assets        (442,881)        (81,947)        (34,555)
         Accounts payable                                  263,615        (264,171)        345,483
         Accrued liabilities                                67,121         (89,450)        186,006
                                                      ------------    ------------    ------------
Net Cash Provided By Operating Activities                3,681,761       1,464,790       2,308,519
                                                      ------------    ------------    ------------
Cash Flows From Investing Activities
  Proceeds from marketable securities                   25,388,316      25,575,582      11,886,003
  Purchases of marketable securities                   (25,123,298)    (23,119,531)    (22,653,875)
  Proceeds from sale of equipment                           11,625          20,975           7,206
  Purchases of property, equipment and other assets       (888,351)       (645,681)       (630,760)
  Acquisitions                                            (600,000)     (3,587,033)        (53,122)
                                                      ------------    ------------    ------------
Net Cash Used In Investing Activities                   (1,211,708)     (1,755,688)    (11,444,548)
                                                      ------------    ------------    ------------
Cash Flows From Financing Activities
  Net proceeds from issuance of common shares               90,538         347,764      10,343,995
  Repurchase of common stock                            (2,168,985)           --              --
  Payments on long-term borrowings                         (48,672)        (55,853)        (71,148)
  Net payments on notes payable - banks                       --              --        (1,043,946)
                                                      ------------    ------------    ------------
Net Cash Provided By (Used In) Financing Activities     (2,127,119)        291,911       9,228,901
                                                      ------------    ------------    ------------
Net Increase in Cash                                       342,934           1,013          92,872
Cash, at beginning of year                                 719,877         718,864         625,992
                                                      ------------    ------------    ------------
Cash, at end of year                                  $  1,062,811    $    719,877    $    718,864
                                                      ============    ============    ============

See accompanying notes to consolidated financial statements.


                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

1. Summary of Accounting Policies

Nature of Operations

         Neogen Corporation and subsidiaries (the Company) develop, manufacture, and sell a diverse line of products dedicated to food and animal safety. The Company's products are currently used for animal health applications, food safety testing and in medical research.

Basis of Consolidation

         The consolidated financial statements include the accounts of Neogen Corporation, Ideal Instruments, Inc. (Ideal), AMPCOR Diagnostics, Inc. (AMPCOR) and two majority owned companies which are general partners for research limited partnerships. The investments in partnerships are not significant to the consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

Risks and Uncertainties

         Diagnostic products, specifically test kits for the detection of mycotoxins, contribute a significant portion of the Company's revenues and profits. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend on various factors, including the impact of weather on agriculture and food production.

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

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Inventories

         Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                  1999         1998
                                  ----         ----
Raw material                $1,809,725   $2,003,124
Work-in-process                755,225      837,679
Finished goods               1,795,630    1,633,227
                            ----------   ----------
                            $4,360,580   $4,474,030
                            ==========   ==========

Property and Equipment

         Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $542,024, $469,324 and $389,582 in 1999, 1998 and 1997, respectively.

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

Long-lived Assets

         The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

Revenue Recognition

         The Company recognizes product sales at the time of shipment.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Earnings Per Share

         Earnings per share is calculated according to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based in the weighted average number of common shares and dilutive potential common shares outstanding during the year. The Company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options and warrants. The following table presents the earnings per share calculations:

For the Year Ended May 31,                     1999         1998         1997
--------------------------                     ----         ----         ----
Numerator for Basic and Diluted
  Earnings Per Share
    Net income                           $2,254,928    2,248,373   $1,811,501
                                         ==========    =========   ==========
Denominator
  Denominator for basic earnings per
    share - weighted average shares       6,099,129    6,176,995    5,512,633

  Effect of Dilutive Securities
    Stock options and warrants               41,734      219,860      135,871
                                         ----------    ---------   ----------
    Dilutive Potential Common Stock
      Denominator for diluted earnings
       per share - adjusted weighted
       average shares and assumed
       conversions                        6,140,863    6,396,855    5,648,504
                                         ==========    =========   ==========
Basic Earnings Per Share                       0.37         0.36         0.33
                                         ==========    =========   ==========
Diluted Earnings Per Share                     0.37         0.35         0.32
                                         ==========    =========   ==========

         Options to purchase 441,100, 33,400 and 128,500 shares of common stock at prices ranging from $7.13 to $13.25, $11.31 to $13.25 and $7.50 to $9.25 in 1999, 1998 and 1997 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

Segment Information

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 11).

Recent Accounting Pronouncements

         Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SOP 98-5, effective in fiscal 2000, and SFAS 133, effective in fiscal 2002, are not expected to have a material impact on the consolidated financial statements.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

2. Marketable Securities

         The Company currently invests in only high quality, short-term investments with maturity dates of less than one year, which are classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 1999 and 1998. Additionally, since investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. The following table presents the estimated fair value breakdown of investment by category:

                                               1999         1998
                                               ----         ----
Corporate Debt Securities                $9,341,730   $7,770,996
Certificates of Deposit                          --    1,099,653
U.S. Treasury and Agency Securities         262,114      998,213
                                         ----------   ----------
                                         $9,603,844   $9,868,862
                                         ==========   ==========

3. Acquisitions

         In August 1998, the Company purchased certain inventory and technology from BioPort Corporation of Lansing, Michigan. The purchase price consisted of a single cash payment of $600,000. The Company allocated $400,000 of the purchase price to finished goods and bulk toxoid inventories of Type B equine botulism vaccine ("BotVax B"). The remainder of the purchase price was allocated to other assets and consisted primarily of Types A, B, and C botulism seed cultures, manufacturing protocols, quality control procedures and USDA license to manufacture BotVax B.

         Effective July 1, 1997, Neogen acquired certain assets of Triple Crown, a division of W.J. Bartus, Inc. of Fort Pierce, Florida. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory, fixed assets and 20 related products were moved to the Company's Lexington, Kentucky division.

         The initial purchase price consisted of a cash payment of approximately $1,400,000, resulting in goodwill of approximately $900,000. A second and final payment of $500,000 is due provided the seller meets certain conditions of the asset purchase agreement by July 3, 2000. The payment, if required, will be recorded as additional goodwill and amortized over the remaining amortization period.

         Effective December 30, 1997, Neogen acquired certain assets of Vetoquinol, U.S.A., Inc. located in Tampa, Florida. The acquisition was accounted for by the purchase method. Neogen continues to operate the production facility in Tampa and has relocated all sales and administrative functions to the Company's Lexington, Kentucky facility.

         The purchase price consisted of initial consideration of approximately $2,035,000 in cash paid at closing. A second cash payment of approximately $153,000 was paid in April, 1998. The cumulative purchase price resulted in goodwill of approximately $1,250,000. Additional consideration not to exceed $200,000 may be paid based upon operating performance for the twelve-month period ending December 31, 1999.

4. Sale of Product Line

         In the fourth quarter of fiscal 1999, the Company sold its AMPCOR human clinical product line and related assets in exchange for notes receivable of approximately $500,000. In connection with the asset sale, the Company announced that is was closing the AMPCOR facility located in Bridgeport, New Jersey and moving its remaining AMPCOR manufacturing operations for diagnostic test kits to detect microorganisms to the Company's headquarters in Lansing, Michigan. As a result of the asset sale and related facility closure, the Company recorded a loss of $628,839. Included in the loss was approximately $200,000 related to lease obligations, employee severance costs and other expenses incurred to close the facility. Sales of human clinical products were not material to the consolidated sales of the Company in 1999, 1998 and 1997.

         The notes receivable are unsecured and consist of a $400,000 long-term note and a short-term note totaling approximately $100,000. The long-term note bears interest at 7% and requires interest-only payments through April 2000 followed by monthly installments of $9,579 through April 2004.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

5. Notes Payable and Long-Term Debt

         The Company and its subsidiaries have available working capital lines-of-credit and borrowing arrangements with banks totaling $2,500,000. At May 31, 1999 and 1998, there were no borrowings outstanding. These arrangements bear interest at rates ranging from the prime rate less .50% to the prime rate (the prime rate was 7.75% at May 31, 1999), and are collateralized by substantially all assets of the Company and its subsidiaries.

         In addition, the Company maintains an unsecured acquisition line-of-credit in the amount of $7,500,000 at the prime rate less .50%. There were no borrowings on this line-of-credit at May 31, 1999 and 1998.

Long-term debt consisted of the following:

                                          1999       1998
                                          ----       ----
Term note payable to bank             $174,392   $223,064
Less current maturities                 48,672     48,672
                                      --------   --------
Total Long-Term Debt                  $125,720   $174,392
                                      ========   ========

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

7. Stock Options and Stock Warrants

         The Company maintains Stock Option Plans (the Plans) under which qualified and non-qualified options to purchase shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The number of shares authorized for issuance under the Plans is 1,459,375. At May 31, 1999, options have been granted with three to five year vesting schedules and option terms of five to ten years. A total of 210,000 shares were available for future grants under the Plans.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

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

                                      1999         1998         1997
                                      ----         ----         ----
Net Income
    As reported                $ 2,254,928   $2,248,373   $1,811,501
    Pro forma                    1,917,963    1,921,062    1,571,757

Earnings Per Share
    As reported:
      Basic                           0.37         0.36         0.33
      Diluted                         0.37         0.35         0.32
    Pro forma:
      Basic                           0.31         0.31         0.29
      Diluted                         0.31         0.30         0.28
                                      ====         ====         ====

The following is a summary of the Plans' activity:

                                                   Weighted Average
                                          Shares     Exercise Price
                                          ------   ----------------
Outstanding at June 1, 1996
    (172,156 exercisable)                442,800              $4.97
Granted                                  118,000               7.55
Exercised                                (48,466)              2.77
Forfeited                                (22,634)              6.86
                                         -------               ----
Outstanding at May 31, 1997
    (219,077 exercisable)                489,700               5.73
Granted                                  145,000               9.08
Exercised                                (97,100)              3.56
Forfeited                                (10,700)              6.94
                                         -------               ----
Outstanding at May 31, 1998
    (209,544 exercisable)                526,900               7.03
Granted                                  161,500               7.05
Exercised                                (35,800)              2.71
Forfeited                                (52,900)              7.47
                                         -------               ----
Outstanding at May 31, 1999
    (265,518 exercisable)                599,700              $7.25
                                         =======              =====

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for the three years: expected volatility of 52.0%, 55.0% and 68.0%; risk free interest rates of 5.2%, 6.0% and 6.5%; and expected lives of four years for 1999 and 1998 and 6.5 years for 1997.

         The weighted-average grant date fair value of options granted in 1999, 1998 and 1997 was $3.24, $4.32 and $4.38, respectively.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

         The following is a summary of stock options outstanding at May 31, 1999:

                          Options Outstanding         Options Exercisable
                   --------------------------------   -------------------
                                 Average   Weighted              Weighted
                               Remaining    Average               Average
                             Contractual   Exercise              Exercise
                   Number   Life (Years)      Price      Number     Price
                   ------   ------------   --------     -------  --------
$ 1.88 -   2.75    20,000           2.4      $ 2.32      20,000    $ 2.32
  2.87 -   2.87     6,000           1.7        2.87       6,000      2.87
  4.63 -   6.88   132,600           3.5        6.03      86,000      5.84
  7.13 -   9.25   407,700           4.3        7.54     142,381      7.60
 11.31 -  13.25    33,400           6.3       12.31      11,137     12.31
                  -------           ---      ------     -------    ------
                  599,700           4.1      $ 7.25     265,518    $ 6.72
                  =======           ===      ======     =======    ======

         The weighted-average exercise price of the 209,544 shares which were exercisable at May 31, 1998 and 219,077 shares which were exercisable at May 31, 1997 was $5.69 and $4.52, respectively.

         The following table summarizes warrant activity for the years ended May 31, 1999, 1998 and 1997. All warrants are exercisable for unregistered common stock of the Company and expire in 2000.

                                                                      Warrant
                                              Shares                    Price
                                             -------          ---------------
Outstanding  Warrants at June 1, 1996         80,374          $2.63  to  4.82
Warrants exercised during the year            (1,782)                    4.82
Warrants repurchased                         (30,000)                    4.63
                                             -------          ---------------
Outstanding Warrants at May 31, 1997          48,592                     4.82
Warrants exercised during the year             (471)                     4.82
Warrants expiring during the year            (4,856)                     4.82
                                             -------          ---------------
Outstanding Warrants at May 31, 1998          43,265                     4.82
Warrants exercised during the year                --                       --
Warrants expiring during the year                 --                       --
                                             -------          ---------------
Outstanding Warrants at May 31, 1999          43,265          $          4.82
                                             =======          ===============

8. Taxes On Income

         Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes."

         The provision for taxes on income consisted of the following:

                                       1999         1998         1997
                                       ----         ----         ----
Current:
    Federal                        $367,000     $ 41,000     $ 37,200
    State                            26,000       86,000       26,000
Deferred                               --           --            --
                                   --------     --------     --------
Taxes on Income                    $393,000     $127,000     $ 63,200
                                   ========     ========     ========

         At May 31, 1999, the Company has approximately $232,000 of tax credit carryforwards, the majority of which expire between 2009 and 2018.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 1999 and 1998 are as follows:
                                                     1999           1998
                                                     ----           ----
Deferred tax liabilities:

Property and equipment                          $ 165,000      $ 147,000
Losses of affiliated partnerships                  44,000         45,000
                                                ---------      ---------
Total Deferred Tax Liabilities                    209,000        192,000
                                                ---------      ---------
Deferred tax assets:

Tax credit carryforwards                          232,000        373,000
Inventory                                          78,000        114,000
Net operating loss carryforwards                     --          228,000
Other                                             211,000        176,000
                                                ---------      ---------
                                                  521,000        891,000
                                                ---------      ---------
Valuation Allowance for Deferred Tax Assets      (312,000)      (699,000)

Net Deferred Tax Assets                           209,000        192,000
                                                ---------      ---------
Net Deferred Tax                                $    --        $    --
                                                =========      =========

         The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 1999, 1998 and 1997 is as follows:

                                           1999           1998          1997
                                           ----           ----          ----
Tax at U.S. statutory rates           $ 900,000      $ 808,000     $ 637,000
Adjustment of valuation allowance      (387,000)      (634,000)     (665,000)
Alternative minimum tax                    --           41,000        37,200
Other                                  (120,000)       (88,000)       54,000
                                      ---------      ---------     ---------
Taxes on Income                       $ 393,000      $ 127,000     $  63,200
                                      =========      =========     =========

9. Commitments

         The Company has agreements with related research limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 1999, 1998 and 1997 was $780,000, $713,000 and $771,000, respectively.

         The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 1999, 1998 and 1997 was $302,000, $282,000 and $215,000, respectively. Future minimum rental payments for these leases are as follows: 2000 - $281,000; 2001 - $179,000; and 2002 -
$42,000.

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


10. Defined Contribution Benefit Plan

         The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company's expense under this plan was $117,000, $73,000 and $54,000 for the years ended May 31, 1999, 1998 and
1997, respectively.

11. Segment Information

         The Company has two reportable segments: Food safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including 250 different veterinary instruments and a complete line of consumable products marketed to veterinarians and distributors serving the professional equine industry.

         These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Accounting Policies. Prior year segment information has been restated to conform to the 1999 presentation.

         Segment information for the year ended May 31, 1999, 1998 and 1997 was as follows:

                                                                       Corporate
                                            Food         Animal              and
                                          Safety         Safety   Eliminations(1)         Total
                                          ------         ------   ---------------         -----
1999
Net sales from external customers     10,069,469    $12,109,539      $     --       $22,179,008
Operating income                       1,513,369      1,754,234        (723,531)      2,544,072
Depreciation and amortization            372,766        500,305            --           873,071
Interest income                            2,350            253         490,827         493,430
Loss on sale of product line            (628,839)          --              --          (628,839)
Income taxes                             213,042        297,415        (117,457)        393,000
Total assets                           6,444,122      9,767,902       9,896,114      26,108,138
Expenditures for long-lives assets       546,358        341,993            --           888,351
                                      ----------    -----------      ----------     -----------
1998

Net sales from external customers      8,418,957    $10,069,432      $     --       $18,488,389
Operating income                       1,276,400      1,013,892        (811,876)      1,478,416
Depreciation and amortization            349,304        366,377            --           715,681
Interest income                               35            396         605,559         605,990
Income taxes                             251,190        155,554        (279,744)        127,000
Total assets                           5,611,458     10,055,351       9,745,833      25,412,642
Expenditures for long-lives assets       311,997        333,684            --           645,681
                                      ----------    -----------      ----------     -----------

                                           Neogen Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

                                                                                Corporate
                                                Food          Animal                  and
                                              Safety          Safety       Eliminations(1)           Total
                                              ------          ------       ---------------           -----
1997
Net sales from external customers       $  8,605,180    $  6,654,243       $       --         $ 15,259,423
Operating income                           1,632,069         271,740             (593,140)       1,310,669
Depreciation and amortization                373,782         250,331                 --            624,113
Interest income                                  922           1,405              447,004          449,331
Income taxes                                 282,803           8,052             (227,655)          63,200
Total assets                               5,347,789       5,550,481           12,250,203       23,148,473
Expenditures for long-lives assets           344,330         286,430                 --            630,760

(1) Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

         The Company has no long-lived assets outside of the United States and no significant foreign operations. Export sales amounted to $4,913,782 or 22% of consolidated sales in 1999, $4,039,571 or 22% in 1998 and $3,771,168 or 25% in 1997, respectively, and were derived primarily in the geographic areas of South and Latin America, Canada, Europe and the Far East. The Company does not have sales to any single foreign country or any single customer exceeding 10% of consolidated sales.

12. Stock Repurchase

         The Company's Board of Directors have authorized the purchase of up to 500,000 shares of the Company's common stock. As of May 31, 1999, the Company had purchased 314,700 shares in negotiated and open market transactions for a total price, including commissions, of approximately $2,169,000. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

13. Supplemental Disclosure of Cash Flows Information

         Cash paid for income taxes totaled $749,000, $64,700, and $10,000 in 1999, 1998 and 1997, respectively. Cash paid for interest totaled $15,945, $22,581 and $66,851 in 1999, 1998 and 1997, respectively.

Non-cash Investing Activities

         In fiscal 1999, the Company sold its AMPCOR human clinical products line and related assets in exchange for notes receivable of approximately $500,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement.

OFFICERS AND OTHER KEY INDIVIDUALS OF THE REGISTRANT

         The officers of the Company are elected by and serve at the discretion of the Board of Directors. The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets several times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company. The names and occupations of the Company's officers and other key individuals are set forth below.

                                                                               Year Joined
       Name                         Position with the Company                  the Company
       ----                         -------------------------                  -----------
James L. Herbert            President, Chief Executive Officer, Director         1982
G. Bruce Papesh             Secretary, Director                                  1993
Lon M. Bohannon             Vice President, Chief Financial Officer, Director    1985
Brinton M. Miller, Ph.D     Senior Vice President                                1984
Gerald S. Traynor           Vice President                                       1990
Terri A. Juricic            Vice President                                       1992
Edward L. Bradley           Vice President                                       1994
Joseph M. Madden, Ph.D      Vice President, Scientific Affairs                   1997
Paul S. Satoh, Ph.D         Vice President, Diagnostic Research & Development    1998
David A. Wall               Vice President, Diagnostic Manufacturing             1998
Anthony E. Maltese          Manager, Corporate Development                       1999


         There are no family relationships among officers. Information concerning the executive officers of the Company follows:

         James L. Herbert, age 59, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

         G. Bruce Papesh, age 52, was elected to the Board of Directors in October 1993 and was elected Secretary in October 1994. Since 1987, Mr. Papesh has served as President of Dart, Papesh & Co., an investment consulting and financial services firm. Mr. Papesh also serves on the Board of Directors of Immucor, Inc., a publicly traded immunodiagnostics company that manufactures and markets products for the human clinical blood bank industry.

         Dr. Brinton M. Miller, age 72, joined the Company in January 1984 as Vice President of Research and Development. He presently serves on a part-time basis, as the Company's Senior Vice-President. Prior to joining Neogen, Dr. Miller held numerous research management positions during his 27-year career with Merck, Sharp and Dohme Laboratories.

         Lon M. Bohannon, age 46, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, and elected to the Board of Directors in October 1996. He is responsible for all areas of accounting, finance, human resources, and investor relations. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young from June 1975 to March 1980.

         Gerald S. Traynor, age 64, joined Neogen in July 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

         Terri A. Juricic, age 34, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company's Lexington division and is responsible for all sales pertaining to animal safety. Ms. Juricic graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

         Edward L. Bradley, age 39, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in their Food Animal Products Division. Prior to joining Mallinckrodt, Bradley held several sales and marketing positions for Stauffer Chemical Company.

         Dr. Joseph M. Madden, age 50, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation's top experts on both scientific and regulatory issues relating to food safety.

         Dr. Paul S. Satoh, age 62, became Neogen's Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist and research manager at Pharmacia & Upjohn Inc. Dr. Satoh joined Neogen after serving nearly six years on the Company's Scientific Review Council as an immunology specialist. At Upjohn, Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor, and general studies in chemistry and social issues in biology at Western Michigan University. His most recent positions at Pharmacia & Upjohn included senior scientist in drug metabolism research and senior scientist for strategic information analysis and competitive intelligence.

         David A. Wall, age 51, joined Neogen Corporation in October 1998 as Vice President and General Manager of Ampcor Diagnostics Incorporated. In May 1999, he assumed his current position as Vice President of Diagnostic Manu-facturing and Quality Control. Before joining Neogen, he served as Manager of the immunodiagnostics operations for REMEL, Inc. in Augusta, GA, a position he held since 1992. Prior to that, Mr. Wall served as founder, President and Chairman of the Board for Medical Diagnostic Technologies Inc. also in Augusta. Earlier, Mr. Wall served as Laboratory Director for Zeus Scientific, Inc. in Raritan, NJ, and in the early 1980's participated in the development of the first commercially available test for Legionnaire's Disease.

         Anthony E. Maltese, age 56, joined Neogen on June 1, 1999 as Manager of Corporate Development. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jack C. Parnell, a Company Director, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by the Company to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $1,750 for ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.
                                    -35-

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

         (1) Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference into, this Report.

(b) Schedule II - Valuation and Qualifying Accounts.

(c) No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NEOGEN CORPORATION

                                              /s/   James L. Herbert
                                             ----------------------------
                                              James L. Herbert, President
                                              Chief Executive Officer
Dated:  August 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                              Date
---------                        -----                              ----

/s/ James L. Herbert       President, Chief Executive          August 23, 1999
--------------------         Officer, Director (Principal
James L. Herbert             Executive Officer)

/s/ Lon M. Bohannon        Vice President of Administration    August 23, 1999
--------------------         Chief Financial Officer,
Lon M. Bohannon              Director Principal Financial
                             and Accounting Officer

         *                 Chairman, Board of Directors
--------------------
Herbert D. Doan


         *                 Director
--------------------
Robert M. Book


         *                 Director
--------------------
Gordon E. Guyer


         *                 Secretary and Director
--------------------
G. Bruce Papesh


         *                 Secretary and Director
--------------------
Leonard E. Heller, Ph.D.


         *                 Director
--------------------
Jack C. Parnell


         *                 Director
--------------------
Thomas H. Reed



*By: /s/ James L. Herbert
     ---------------------                                     August 23, 1999
    James L. Herbert,
    Attorney-in-fact


James L. Herbert, President
                           Chief Executive Officer
Dated:  August 23, 1999

Neogen Corporation

                          Annual Report on Form 10-K
                           Year Ended May 31, 1999

                                EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION

 3 (a)     (5)   Articles of Incorporation, as restated
 3 (a)     (1)   By-Laws, as amended
10 (a)     (1)   Neogen Research Limited Partnership II/Neogen Corporation
                      Agreement for the Sale of Patent Rights and Related Know How, dated October 14, 1988
10 (b)     (7)   Neogen/Vetoquinol U.S.A., Inc. Asset Purchase Agreement
                      dated December 31, 1997
10 (c)     (7)   Neogen 1997 Stock Option Plan
10 (d)           Tenner Incorporated/AMPCOR Diagnostics, Inc. Asset Purchase
                      Agreement dated April 28, 1999
10 (e)     (5)   Neogen Corporation/United States Department of Agriculture
                      License Agreement, dated June 29, 1994
10 (f)     (3)   Ideal Instruments, Inc. Lease Agreement for 9355 West Byron
                      Street, Schiller Park, Illinois, dated June 29, 1993
10 (g)     (1)   Neogen Research Limited Partnership II First Amended and
                      Restated Partnership Agreement, dated December 30, 1985
10 (h)           Neogen/BioPort Corporation Product Purchase Agreement dated
                      May 22, 1998
10 (i)     (7)   Lease Agreement for Florida Manufacturing facilities
10 (j)     (2)   Amended and Restated Incentive Stock Option Plan II and
                      Sample Individual Incentive Stock Option agreement
10 (k)     (4)   Neogen/International Diagnostic Systems Asset Purchase
                      Agreement, dated June 27, 1995
10 (l)     (3)   ELISA Technologies Lease Agreement for space at 628 East
                      Third Street, Lexington, Kentucky, dated May 19, 1993
10 (m)           Amendment to ELISA Technologies Lease Agreement
10 (n)     (5)   Neogen Corporation/Kahn, Soares and Conway contract
10 (o)     (7)   NBD Bank Loan Documents
10 (p)     (7)   Comerica Bank Loan Documents
10 (q)     (6)   Neogen Corporation/W.J. Bartus, Inc. Asset Purchase
                      Agreement, dated July 3, 1997
10 (r)     (6)   Neogen Corporation/Orion Diagnostica Distribution Agreement
10 (s)     (6)   Neogen Corporation/Oxoid Distribution Agreement
13               Annual Report to Shareholders for the Year Ended May 31,
                      1999 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)
21               List of Subsidiaries
23               Consent of Independent Auditors
24               Power of Attorney (included on Signature Page)
27               Financial Data Schedule


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

(5) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-2 (No. 333-12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996.

(6) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1997.

(7) Incorporated by reference to the exhibit filed with Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1998.

Neogen Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts



                             Balance   Charged To                 Balance
                        at Beginning    Costs and                  at End
Description                  of Year     Expenses   Write-Offs    of Year
-----------             ------------   ----------   ----------    -------
Allowance for
  Doubtful Accounts:
Year Ended May 31:
 1999                        227,000       6,000        67,000    166,000
 1998                        320,000     (11,000)       82,000    227,000
 1997                        185,000     170,000        35,000    320,000
                             -------     -------        ------    -------