Form 10-Q
period 1999-08-31
NEOGEN CORP
filed 1999-10-13
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                               August 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 1, 1999, there were 5,929,279 outstanding shares of Common
Stock.






                                    INDEX
                     NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements (unaudited)

         Consolidated balance sheets - August 31, 1999 and May 31, 1999

         Consolidated statements of income - Three months ended August 31, 1999 and 1998.

         Consolidated statements of stockholders' equity - Three months ended August 31, 1999 and 1998.

         Consolidated statements of cash flows - Three months ended August 31, 1999 and 1998.

         Notes to consolidated financial statements - August 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES






PART I.  FINANCIAL INFORMATION


ITEM 1.           Interim Financial Statements







CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                                     August 31       May 31
                                                                                       1999           1999
                                                                                    -------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                            $ 1,107,825   $ 1,062,811
    Marketable securities                                                             9,851,589     9,603,844
    Net accounts receivable                                                           3,470,603     3,295,536
    Inventories - note E                                                              4,193,995     4,360,580
    Other current assets                                                              1,064,854       960,745
                                                                                    -----------   -----------
                                                             TOTAL CURRENT ASSETS    19,688,866    19,283,516

NET PROPERTY AND EQUIPMENT                                                            2,228,762     2,147,941

INTANGIBLE AND OTHER ASSETS
    Goodwill, net of accumulated amortization                                         3,150,063     3,199,802
    Other assets, net of accumulated amortization                                     1,470,301     1,476,879
                                                                                    -----------   -----------

                                                                                    $26,537,992   $26,108,138
                                                                                    ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current maturities
      of long-term notes payable                                                    $    48,672   $    48,672
    Accounts payable                                                                    668,091       842,429
    Accrued compensation and benefits                                                   568,541       606,689
    Other accrued liabilities                                                           277,587       430,828
                                                                                    -----------   -----------
                                                        TOTAL CURRENT LIABILITIES     1,562,891     1,928,618

LONG-TERM NOTES PAYABLE                                                                 113,552       125,720

OTHER LONG-TERM LIABILITIES                                                             267,982       267,982

STOCKHOLDERS' EQUITY- NOTE D
    Common stock:
      Par value $.16 per share,
      10,000,000 shares authorized,
      5,929,279 shares issued at
      August 31, 1999; 5,929,279
      shares issued at May 31, 1999                                                     948,685       948,685
    Additional paid-in capital                                                       22,235,726    22,235,726
    Retained-earnings                                                                 1,409,156       601,407
                                                                                    -----------   -----------
                                                                                     24,593,567    23,785,818
                                                                                    -----------   -----------

                                                                                    $26,537,992   $26,108,138
                                                                                    ===========   ===========

See notes to consolidated financial statements






CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                                   Three Months Ended August 31
                                                                        1999            1998
                                                                    --------------------------
REVENUES
    Sales                                                           $ 5,340,301    $ 5,716,555

EXPENSES
    Cost of goods sold                                                2,260,823      2,216,385
    Sales and marketing                                               1,357,722      1,453,400
    General and administrative                                          710,573        879,519
    Research and development                                            333,324        398,239
                                                                    -----------    -----------
                                                                      4,662,442      4,947,543
                                                                    -----------    -----------
                                           INCOME FROM OPERATIONS       677,859        769,012

OTHER INCOME (EXPENSE)
    Interest income                                                     132,513        132,537
    Interest expense                                                     (3,201)        (4,478)
    Other                                                                76,578          3,250
                                                                    -----------    -----------
                                                                        205,890        131,309
                                                                    -----------    -----------

                                       INCOME BEFORE INCOME TAXES       883,749        900,321
INCOME TAXES                                                             76,000         83,300
                                                                    -----------    -----------

                                                       NET INCOME   $   807,749        817,021
                                                                    ===========    ===========


                                BASIC EARNINGS PER SHARE (NOTE B)   $      0.14    $      0.13
                                                                    ===========    ===========

                              DILUTED EARNINGS PER SHARE (NOTE B)   $      0.14    $      0.13
                                                                    ===========    ===========

See notes to consolidated financial statements.






CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                    Common Stock
                             ----------------------------     Additional       Retained-
                                 Number                        Paid-In         Earnings
                               of Shares        Amount         Capital         (Deficit)
                             ------------    ------------    ------------    ------------

Balance at June 1, 1999         5,929,279    $    948,685    $ 22,235,726    $    601,407
   Net income for the
      three months ended
      August 31, 1999                                                             807,749
                             ------------    ------------    ------------    ------------

Balance at August 31, 1999      5,929,279    $    948,685    $ 22,235,726    $  1,409,156
                             ============    ============    ============    ============


Balance at June 1, 1998         6,208,179    $    993,309    $ 24,269,549    $ (1,653,521)
   Exercise of options             23,900           3,824          61,788
   Repurchase of shares           (50,000)         (8,000)       (342,505)
   Net income for the
      three months ended
      August 31, 1998                                                             817,021
                             ------------    ------------    ------------    ------------

Balance at August 31, 1998      6,182,079    $    989,133    $ 23,988,832    $   (836,500)
                             ============    ============    ============    ============

See notes to consolidated financial statements.








CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                     Three Months Ended
                                                                          August 31
                                                                       1999        1998
                                                                   -----------------------
OPERATING ACTIVITIES:
    Net income                                                     $  807,749   $  817,021
    Adjustments to reconcile net income
     to net cash provided from
     operating activities:
       Depreciation and amortization                                  223,923      214,707
    Changes in operating assets and
     liabilities:
       Accounts receivable                                           (175,067)    (459,095)
       Inventories                                                    166,585     (431,435)
       Other current assets                                          (104,109)      11,763
       Accounts payable                                              (174,338)     173,218
       Other accrued expenses                                        (191,388)     163,687
                                                                   ----------   ----------
                                          NET CASH PROVIDED FROM
                                            OPERATING ACTIVITIES      553,355      489,866

INVESTING ACTIVITIES:
    Sales of marketable securities                                  7,561,186    9,279,022
    Purchases of marketable securities                             (7,808,931)  (8,386,234)
    Purchases of property and equipment
     and other assets                                                (248,428)    (300,100)
    Acquisitions                                                           --     (600,000)
                                                                   ----------   ----------
                                                NET CASH USED IN
                                            INVESTING ACTIVITIES     (496,173)      (7,312)

FINANCING ACTIVITIES:
    Payments on long-term borrowings                                  (12,168)     (12,168)
    Net payments for repurchase
     of common stock                                                     --       (350,505)
    Net proceeds from issuance
     of common stock                                                     --         65,612
                                                                   ----------   ----------
                                                NET CASH USED IN
                                            FINANCING ACTIVITIES      (12,168)    (297,061)
                                                                   ----------   ----------
                                                INCREASE IN CASH       45,014      185,493

Cash at beginning of period                                         1,062,811      719,877
                                                                   ----------   ----------
                                           CASH AT END OF PERIOD   $1,107,825   $  905,370
                                                                   ==========   ==========

See notes to consolidated financial statements.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2000. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1999 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

NOTE B - EARNINGS PER SHARE

Earnings per share is calculated according to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128.

                                                                 Three months
                                                               Ended August 31
                                                              1999         1998
                                                              ----         ----
Numerator for Basic and Diluted
         Earnings per Share
                  Net Income                               $  807,749   $  817,021
                                                           ==========   ==========

Denominator
         Denominator for basic earnings per share-
                  Weighted average shares                   5,929,279    6,220,470
         Effect of Dilutive Securities
                  Stock options and warrants                   30,101       60,952
                                                           ----------   ----------
         Denominator for diluted earnings
                  per share - adjusted weighted
                  average shares and assumed conversions    5,959,380    6,281,422
                                                           ==========   ==========

Basic Earnings per Share                                   $     0.14   $     0.13
                                                           ==========   ==========

Diluted Earnings per Share                                 $     0.14   $     0.13
                                                           ==========   ==========








NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS 133, effective in fiscal 2002, is not expected to have a material impact on the consolidated financial statements.

NOTE D - STOCK REPURCHASE

The Company's board of directors has authorized the purchase of up to 500,000 shares of the Company's common stock. As of August 31, 1999, the Company had purchased 314,700 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                    August 31, 1999     May 31, 1999
                    ---------------     ------------
Raw Material           $1,953,478        $1,809,725
Work-In-Process           756,536           755,225
Finished Goods          1,483,981         1,795,630
                       ----------        ----------
                       $4,193,995        $4,360,580
                       ==========        ==========

NOTE F - SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including 250 different veterinary instruments and a complete line of consumable products marketed to veterinarians and distributors serving the professional equine industry.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. Prior year segment information has been restated to conform to the 1999 presentation.






Segment information for the three months ended August 31, 1999 and 1998 was as follows:

                                                                           Corporate
                                              Food           Animal              and
                                            Safety           Safety   Eliminations(1)            Total
------------------------------------------------------------------------------------------------------
1999
Net sales from external customers      $ 2,650,959      $ 2,689,342      $      --         $ 5,340,301
Operating income (loss)                    602,498          259,726         (184,366)          677,859
Total assets                             6,980,842        9,788,791        9,768,359        26,537,992
                                       ===========      ===========      ===========       ===========
1998
Net sales from external customers      $ 2,866,437      $ 2,850,118      $      --         $ 5,716,555
Operating income (loss)                    542,170          500,553         (273,711)          769,012
Total assets                             6,841,165       10,790,070        8,638,272        26,269,507
                                       ===========      ===========      ===========       ===========

(1) Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.





ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains both historical financial information and forward-looking statements. Neogen does not provide forecasts of future performance. While management is optimistic about the Company's long-term prospects, historical financial information may not be indicative of future financial performance.

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

Three Months Ended August 31, 1999 Compared to Three Months Ended August 31,
1998.

Total sales for the quarter ended August 31, 1999 declined $376,000 or 7% compared to the same quarter in 1998. Sales of products dedicated to food safety were down $214,000 and sales of animal safety products declined $162,000.

The decline in food safety sales was influenced by several factors. Sales of test kits to detect harmful bacteria such as E. coli O157:H7 and salmonella continued their strong growth trend with sales up $212,000 in the first quarter. Sales of products used for the detection of food allergens also increased $37,000. The sales growth in these two areas was more than offset by sales declines in two other areas. In the fourth quarter of last fiscal year, the Company sold its human clinical product line. As a result, there were no human clinical product sales in the first quarter this year compared to $139,000 in sales of human clinical products during the same quarter last year. In addition, sales of diagnostic tests for the detection of mycotoxins declined $313,000 compared to the prior year primarily as a result of decreased sales for aflatoxin and vomitoxin test kits. Sales of diagnostic tests for the detection of naturally occurring mycotoxins are influenced by the uncertainty of weather conditions, which impacts growing conditions differently each year. Accordingly, it is not uncommon for the Company to experience significant year to year fluctuations in sales of these kits to detect harmful mycotoxins.

The decline in sales of animal safety products is primarily due to lower sales for two products. In the fourth quarter of last fiscal year, the supplier of a biological product marketed under the Triple Crown product line closed its operations. Accordingly, the Company had no supply, and therefore, no sales of this product in the first quarter compared to $101,000 in sales during the first quarter last year. The Company has identified another supplier and believes it will be able to start selling this product before the end of November 1999. Sales of the Company's vaccine to prevent type B botulism in horses declined $67,000 in the quarter, also due exclusively to a shortage in product availability. The Company is currently preparing to produce BotVax(TM) B in its USDA-approved Tampa, Florida, manufacturing facilities and expects to have this product in inventory and available for sale before the end of November 1999.

Cost of goods sold increased $44,000 compared to last year due primarily to increases in several overhead categories including cost associated with reduction in inventory levels. As a percentage of sales, cost of goods sold was higher than the prior year due partially to the overall mix of products sold and partially due to lower absorption of labor and overheard costs related to veterinary instruments. The Company expects cost of goods sold to approximate 42% of sales in the current fiscal year as compared to 43% for last fiscal year.

Sales and marketing expenses decreased $96,000 in the first quarter. Of this amount, $38,000 was due to the elimination of sales activities directly related to the human clinical product line sold in the fourth quarter of last fiscal year. In addition, commissions and royalties decreased $65,000 due to lower overall sales. The Company is in the process of adding sales and marketing personnel to expand sales activities both domestically and internationally for its food safety and animal safety products.

General and administrative expenses for the first quarter declined $169,000 compared to the prior year. Due to consolidation of facilities in the fourth quarter of last fiscal year, the Company recognized savings of approximately $50,000 in the first quarter in the areas of salary, fringe and amortization expense. In addition, legal and professional fees decreased $113,000 and are expected to be lower in the current fiscal year than last fiscal year. However, management can not predict whether future quarterly decreases in legal and professional fees will be as large as experienced in the first quarter.

Management believes that the Company is not involved in any material adverse legal proceedings. However, Neogen is a party in lawsuits as discussed in
Part II, ITEM 1. LEGAL PROCEEDINGS in this form 10-Q. Management intends to vigorously pursue this litigation and can not predict the outcome of these lawsuits.

The decline in research and development expense of $65,000 is due entirely to lower salary and fringe cost. Management believes research and development is critical to the Company's future and is currently seeking scientists to support current research projects as well as expand research efforts pertaining to new food and animal safety products. First quarter research and development expenses were 6% compared to the Company's annual budget of 7%.

Other income increased $75,000 because the Company's share of royalties paid to an affiliated partnership was higher in the first quarter than the prior year.

The Company's effective tax rate was approximately 9% in the first quarter due to the availability of tax credit carryforwards which were used to offset federal income taxes. In future quarters, management expects its effective tax rate will approximate the federal statutory rate of 34% since the Company has no more net operating loss or tax credit carryforwards.

Financial Condition and Liquidity

At August 31, 1999, the Company had $10,959,000 in cash and marketable securities, working capital of $18,150,000 and stockholders' equity of $24,594,000. In addition, the Company has bank lines of credit totaling $10,000,000 with nothing borrowed against these lines as of August 31, 1999. Cash and marketable securities increased $293,000 during the first quarter with $553,000 of cash generated by operations partially offset by $248,000 of cash expended for property and equipment and other assets.

Accounts receivable were $175,000 higher at August 31, 1999 than at May 31 due primarily to significant increases in sales of food and animal safety products during the last 30 days of the quarter. Inventories declined $167,000 at August 31, 1999 compared to May 31. This decrease was due to a planned reduction in inventory levels of raw material and finished goods associated with food safety diagnostic products for the detection of microorganisms.



Other current assets were higher at August 31 due to increases in several categories including interest receivable, prepaid taxes and prepaid professional fees. Accounts payable decreased $174,000 between May 31 and August 31 due primarily to the timing of month-end cutoffs and scheduled payment dates for trade payables. Accrued expenses were $191,000 lower at August 31 as a result of decreases in accruals for a number of areas including bonuses, royalties and taxes.

The Company did not borrow any additional funds during the first quarter and made scheduled payments totaling $12,000 on long-term debt. Neogen expended approximately $248,000 in the first quarter for additions to property, equipment and other assets. At August 31, 1999, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at August 31, 1999, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

As a result of this assessment, the Company determined that the financial software used at its subsidiary where veterinary instruments are manufactured was not year 2000 compliant. Programming changes to correct this problem were completed and tested in July 1999. Accordingly, the Company believes that its financial and manufacturing systems are year 2000 compliant.

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






PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 1996, the company initiated a lawsuit in the U.S. District Court for the Western District of Michigan, Southern Division against Arthur J. Trickey and Arthur M. Trickey ("Mr. Trickey"). This litigation involved a dispute over a letter of intent the Company entered into with Mr. Trickey to distribute certain products Mr. Trickey alleged he had developed. Mr. Trickey filed a counterclaim alleging a common law right to the disputed trademark. In November 1998, the Company won this lawsuit but does not expect to collect any significant damages. Mr. Trickey has appealed the verdict to the United States Sixth Circuit Court of Appeals on an in pro per basis. The District Court denied Mr. Trickey's request for preparation of the trial transcript at public expense on the grounds that the appeal would be frivolous, and this denial was upheld by the Court of Appeals. Mr. Trickey is proceeding with the appeal without a transcript and without legal counsel.

In April 1999, Ecolab, Inc. ("Ecolab") filed a lawsuit against Biotrace Incorporated ("Biotrace") and Neogen Corporation in the Second Judicial District of District Court in the State of Minnesota alleging that Neogen distributed Biotrace's products to Ecolab customers in violation of an agreement between Ecolab and Biotrace. This suit was settled in September without any material impact on Neogen's operations.

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

Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K Filed in Quarterly Period Ended August 31, 1999.

The Company did not file any reports on Form 8-K in the quarterly period ended August 31, 1999.







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION



10/13/99                   /s/ James L. Herbert
--------                   --------------------
Date                       James L. Herbert
                           President


10/13/99                   /s/ Lon M. Bohannon
--------                   -------------------
Date                       Lon M. Bohannon
                           Vice President - Chief Financial Officer






                                EXHIBIT INDEX
                                -------------

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------

         27                           FINANCIAL DATA SCHEDULE