Form 10-Q
period 1999-11-30
NEOGEN CORP
filed 2000-01-13
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                              November 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 1, 2000, there were 5,909,410 outstanding shares of common stock.








                                    INDEX
                     NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.           Interim Financial Statements (unaudited)

                  Consolidated balance sheets - November 30, 1999
                  and May 31, 1999

                  Consolidated statements of income - Three months ended November 30, 1999 and 1998;
                  six months ended November 30, 1999 and 1998.

                  Consolidated statements of stockholders' equity - Six months ended November 30, 1999 and 1998.

                  Consolidated statements of cash flows - Six months ended November 30, 1999 and 1998.

                  Notes to consolidated financial statements -
                  November 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

SIGNATURES










PART I.  FINANCIAL INFORMATION


Item 1.           Interim Financial Statements (unaudited)









CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                   November 30       May 31
                                                                       1999           1999
                                                                   --------------------------
ASSETS

CURRENT ASSETS
    Cash                                                            $   724,115   $ 1,062,811
    Marketable securities                                            10,860,912     9,603,844
    Accounts receivable                                               3,558,587     3,295,536
    Inventories                                                       4,513,392     4,360,580
    Other current assets                                                654,622       960,745
                                                                    -----------   -----------
                                             TOTAL CURRENT ASSETS    20,311,628    19,283,516

PROPERTY AND EQUIPMENT
     net of accumulated depreciation                                  2,357,526     2,147,941

INTANGIBLE AND OTHER ASSETS
    Goodwill, net of accumulated amortization                         3,100,325     3,199,802
    Other assets, net of accumulated amortization                     1,393,692     1,476,879
                                                                    -----------   -----------

                                                                    $27,163,171   $26,108,138
                                                                    ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current maturities
       of long-term notes payable                                   $    48,672   $    48,672
    Accounts payable                                                    908,549       842,429
    Accrued compensation and benefits                                   573,565       606,689
    Other accrued liabilities                                            45,564       430,828
                                                                    -----------   -----------
                                        TOTAL CURRENT LIABILITIES     1,576,350     1,928,618

LONG-TERM NOTES PAYABLE                                                 101,384       125,720

OTHER LONG-TERM LIABILITIES                                             267,982       267,982

STOCKHOLDERS' EQUITY
    Common stock:
       Par value $.16 per share, 10,000,000 shares authorized,
         5,994,210 shares issued at November 30, 1999; 5,929,279
         shares issued at May 31, 1999                                  959,074       948,685
    Additional paid-in capital                                       22,510,712    22,235,726
    Retained earnings                                                 1,747,669       601,407
                                                                    -----------   -----------
                                                                     25,217,455    23,785,818
                                                                    -----------   -----------

                                                                    $27,163,171   $26,108,138
                                                                    ===========   ===========

See notes to consolidated financial statements.







CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                              Three Months Ended November 30   Six Months Ended November 30
                                    1999            1998            1999           1998
                              ------------------------------   ----------------------------
SALES                          $  5,425,178    $  5,920,765    $ 10,765,479    $ 11,637,320
COST OF GOODS SOLD                2,453,387       2,611,486       4,714,210       4,827,871
                               ------------    ------------    ------------    ------------
     GROSS MARGIN                 2,971,791       3,309,279       6,051,269       6,809,449

EXPENSES
  Sales and marketing             1,475,930       1,275,073       2,833,652       2,728,473
  General and administrative        813,277         841,704       1,523,850       1,721,223
  Research and development          424,793         423,699         758,117         821,938
                               ------------    ------------    ------------    ------------
                                  2,714,000       2,540,476       5,115,619       5,271,634
                               ------------    ------------    ------------    ------------

     OPERATING INCOME               257,791         768,803         935,650       1,537,815

Other Income (expense)
  Interest income                   147,442         118,609         279,955         251,146
  Interest expense                   (3,115)         (4,127)         (6,316)         (8,605)
  Other                              75,395         165,252         151,973         168,502
                               ------------    ------------    ------------    ------------
                                    219,722         279,734         425,612         411,043
                               ------------    ------------    ------------    ------------

INCOME BEFORE TAX                   477,513       1,048,537       1,361,262       1,948,858

Income tax                          139,000         382,200         215,000         465,500
                               ------------    ------------    ------------    ------------

     NET INCOME                $    338,513    $    666,337    $  1,146,262    $  1,483,358
                               ============    ============    ============    ============

NET INCOME PER SHARE

     Basic                     $       0.06    $       0.11    $       0.19    $       0.24
                               ============    ============    ============    ============
     Diluted                   $       0.06    $       0.11    $       0.19    $       0.24
                               ============    ============    ============    ============

See notes to consolidated financial statements.







CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                              Common Stock
                                      ----------------------------     Additional       Retained
                                         Number                         Paid-In         Earnings
                                       of Shares         Amount         Capital         (Deficit)
                                      ------------    ------------    ------------    ------------

Balance at June 1, 1999                  5,929,279    $    948,685    $ 22,235,726    $    601,407
   Exercise of options and warrants         64,931          10,389         274,986
   Net income for the
       six months ended
       November 30, 1999                                                                 1,146,262
                                      ------------    ------------    ------------    ------------

Balance at November 30, 1999             5,994,210    $    959,074    $ 22,510,712    $  1,747,669
                                      ============    ============    ============    ============





Balance at June 1, 1998                  6,208,179    $    993,309    $ 24,269,549    $ (1,653,521)
   Exercise of warrants                     35,000           5,600          79,476
   Repurchase of shares                   (106,000)        (16,960)       (707,964)
   Net income for the
     six months ended
     November 30, 1998                                                                   1,483,358
                                      ------------    ------------    ------------    ------------

Balance at November 30, 1998             6,137,179    $    981,949    $ 23,641,061    $   (170,163)
                                      ============    ============    ============    ============

              See notes to consolidated financial statements.








CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                                                Six Months Ended November 30
                                                                                     1999           1998
                                                                               -----------------------------
OPERATING ACTIVITIES
    Net income                                                                 $  1,146,262    $  1,483,358
    Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
             Depreciation and amortization                                          446,733         444,776
          Changes in operating assets and liabilities:
             Accounts receivable                                                   (263,051)       (619,473)
             Inventories                                                           (152,812)       (380,996)
             Other current assets                                                   306,123        (139,031)
             Accounts payable                                                        66,120         432,255
             Other accrued expenses                                                (418,388)        203,440
                                                                               ------------    ------------
                                                      NET CASH PROVIDED FROM
                                                        OPERATING ACTIVITIES      1,130,987       1,424,329

INVESTING ACTIVITIES
    Purchases of property and equipment
      and other assets                                                             (473,654)       (480,877)
    Acquisitions                                                                                   (600,000)
    Purchases of marketable securities                                          (17,594,553)    (15,487,555)
    Proceeds from sale of marketable securities                                  16,337,485      15,973,166
                                                                               ------------    ------------
                                                            NET CASH USED IN
                                                        INVESTING ACTIVITIES     (1,730,722)       (595,266)

FINANCING ACTIVITIES
   Payments on long-term borrowings                                                 (24,336)        (24,336)
   Net payments for repurchase
      of common stock                                                                              (724,927)
   Net proceeds from issuance
      of common stock                                                               285,375          85,079
                                                                               ------------    ------------
                                                      NET CASH PROVIDED FROM
                                              (USED IN) FINANCING ACTIVITIES        261,039        (664,184)
                                                                               ------------    ------------

                                                 INCREASE (DECREASE) IN CASH       (338,696)        164,879
Cash at beginning of period                                                       1,062,811         719,877
                                                                               ------------    ------------

                                                       CASH AT END OF PERIOD   $    724,115    $    884,756
                                                                               ============    ============


See notes to consolidated financial statements.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended November 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2000. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1999 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

NOTE B - EARNINGS PER SHARE

The following table presents the earnings per share calculations.

                                                  Three Months Ended          Six Months Ended
                                                      November 30                November 30
                                                   1999         1998         1999         1998
                                                -----------------------   -----------------------
Numerator for Basic and Diluted
    Earnings Per Share
       Net Income                               $  338,513   $  666,337   $1,146,262   $1,483,358
                                                ==========   ==========   ==========   ==========

Denominator
    Denominator for basic earnings per share-
       Weighted average shares                   5,962,848    6,158,866    5,945,972    6,189,838
        Effect of dilutive securities
          stock options and warrants                23,581       33,285       27,294       42,401
                                                ----------   ----------   ----------   ----------
    Denominator for diluted earnings
       per share - adjusted weighted
       average shares and assumed conversion     5,986,429    6,192,151    5,973,266    6,232,239
                                                ==========   ==========   ==========   ==========

Basic Earnings per Share                        $     0.06   $     0.11   $     0.19   $     0.24
                                                ==========   ==========   ==========   ==========

Diluted Earnings per Share                      $     0.06   $     0.11   $     0.19   $     0.24
                                                ==========   ==========   ==========   ==========







NOTE C - STOCK REPURCHASE

The Company's board of directors has authorized the purchase of up to 500,000 shares of the Company's common stock. As of December 31, 1999, the Company had purchased 399,500 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                   November 30, 1999    May 31, 1999
                   -----------------    ------------

Raw Material           $1,519,175        $1,809,725

Work-In-Process           775,576           755,225

Finished Goods          2,218,641         1,795,630
                       ==========        ==========
                       $4,513,392        $4,360,580
                       ==========        ==========

NOTE E - SEGMENT INFORMATION

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






Segment information for the three months ended November 30, 1999 and 1998 was as follows:

                                                                         Corporate
                                            Food           Animal              and
                                          Safety           Safety   Eliminations (1)            Total
----------------------------------------------------------------------------------------------------
1999

Net sales to external customers      $ 2,870,712      $ 2,554,466     $                  $ 5,425,178
Operating income                         394,651           90,027         (226,887)          257,791
Total assets                           6,330,189       10,055,300       10,777,682        27,163,171
                                     -----------      -----------     ------------       -----------
1998

Net sales to external customers      $ 2,555,524      $ 3,365,241     $                  $ 5,920,765
Operating income                         454,706          459,676         (145,579)          768,803
Total assets                           7,025,742       10,554,452        9,045,449        26,625,643
                                     -----------      -----------     ------------       -----------



         Segment information for the six months ended November 30, 1999 and 1998 was as follows:

                                                                         Corporate
                                            Food           Animal              and
                                          Safety           Safety   Eliminations (1)           Total
----------------------------------------------------------------------------------------------------
1999

Net sales to external customers      $ 5,521,671      $ 5,243,808      $                 $10,765,479
Operating income                         997,149          349,753         (411,252)          935,650
Total assets                           6,330,189       10,055,300       10,777,682        27,163,171
                                     -----------      -----------      -----------       -----------
1998

Net sales to external customers      $ 5,421,961      $ 6,215,359      $                 $11,637,320
Operating income                         996,876          960,229         (419,290)        1,537,815
Total assets                           7,025,742       10,554,452        9,045,449        26,625,643
                                     -----------      -----------      -----------       -----------

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

The words "anticipate", "believe", "potential", "expect", and similar expressions used herein are intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Various factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation, and other risks detailed from time to time in the Company's reports on file at the Securities and Exchange Commission may cause actual results to differ materially from those contained in the forward-looking statements.

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998.

Total sales for the quarter ended November 30, 1999 declined $500,000, or 8%, compared to the same quarter in the prior year. Sales of products dedicated to food safety were up $300,000, or 12%, and sales of animal safety products declined $800,000, or 24%.

The increase in food safety sales was influenced by several factors. Sales of test kits to detect harmful bacteria such as E. coli O157:H7 and salmonella continued their strong growth trend with sales up over $450,000 in the second quarter. Sales of products used for the detection of food allergens also increased over $50,000. The sales growth in these two areas offset declines in two other areas. In the fourth quarter of last fiscal year, the Company sold its human clinical product line. As a result, there were no human clinical product sales in the second quarter this year compared to $130,000 in sales of human clinical products during the same quarter last year. Sales of diagnostic tests for the detection of mycotoxins declined $70,000 compared to the prior year primarily as a result of decreased sales for aflatoxin test kits. Sales of diagnostic tests for the detection of naturally occurring mycotoxins are influenced by the uncertainty of weather conditions, which impacts growing conditions differently each year. Accordingly, it is not uncommon for the Company to experience significant year to year fluctuations in sales of these kits to detect harmful mycotoxins.

The decline in sales of animal safety products is primarily due to lower sales for two products. Sales of the Company's vaccine to prevent type B botulism in horses declined $350,000 in the quarter, due exclusively to a shortage in product availability. The Company is currently producing and, effective in early January 2000, obtained a conditional license to ship BotVax(TM) B from its USDA-approved Tampa, Florida, manufacturing facilities. Additionally, a customer for specialty needles used to inject unique marinades into meats has encountered financial difficulties and is no longer purchasing product from the Company. Sales of this product decreased over $550,000 as a result of this single customer. The Company continues to sell this product to other similar customers but it will take some time to increase sales of this specific product to previous levels.

Cost of goods sold decreased $160,000 compared to last year. As a percentage of sales, cost of goods sold was higher than the prior year due partially to the overall mix of product sold and partially due to lower absorption of labor and overhead costs related to veterinary instruments.



Sales and marketing expenses increased $200,000 in the second quarter as the Company is in the process of adding sales and marketing personnel to expand sales activities both domestically and internationally.

General and administrative expenses, and research and development expenses during the quarter are comparable to the second quarter of the prior year. Management believes research and development is critical to the Company's future. Second quarter research and development expenses were 8% of sales compared to the Company's annual budget of 7%.

Other income decreased $60,000 because the Company's share of royalties paid to an affiliated partnership was lower in the second quarter than in the second quarter of the prior year.

The Company's effective tax rate was approximately 29% in the second quarter due to the availability of tax credit carryforwards, which were used to offset federal income taxes.

Six Months Ended November 30, 1999 Compared to Six Months Ended November 30,
1998.

Total sales for the six months ended November 30, 1999 declined $875,000, or 7%, compared to the same period of the prior year. Sales of products dedicated to food safety were up $100,000, or 2% and sales of animal safety products declined $975,000, or 16%.

The increase in food safety sales was affected by a number of factors. Sales of test kits to detect harmful bacteria such as E. coli O157:H7 and salmonella continued their strong growth trend with sales up $650,000. Sales of products used for the detection of food allergens also increased $100,000. The sales growth in these two areas offset sales declines in two other areas. In the fourth quarter of last fiscal year, the Company sold its human clinical product line. As a result, there were no human clinical product sales in the first six months this year compared to $270,000 in sales of human clinical products during the same period last year. Sales of diagnostic tests for the detection of mycotoxins declined $380,000 compared to the prior year primarily as a result of decreased sales for aflatoxin and vomitoxin test kits. It is not uncommon for the Company to experience significant year to year fluctuations in sales of these kits.

The decline in sales of animal safety products is primarily due to lower sales for two products. Sales of the Company's vaccine to prevent type B botulism in horses declined $400,000, due exclusively to a shortage in product availability. As discussed previously in this 10-Q, the Company is currently producing and, effective in early January 2000 began shipping this product to customers. Additionally, a customer for specialty needles used to introduce unique marinades into meats has encountered financial difficulty and is no longer purchasing product from the Company. Sales of this product decreased over $700,000 as a result of this single customer.

Cost of goods sold decreased $100,000 compared to last year. As a percentage of sales, cost of goods sold was higher than the prior year due to the overall mix of products sold.

Sales and marketing expenses increased $100,000 in the period of six months ended November 30, 1999. The Company is in the process of adding sales and marketing personnel to expand sales activities both domestically and internationally.

General and administrative expenses declined $200,000 compared to the prior year. Although savings were achieved in a number of areas, legal and professional fees decreased in excess of $150,000.

Management believes that the Company is not involved in any material adverse legal proceedings. However, Neogen is a party in lawsuits as discussed in
Part II, Item 1. Legal Proceedings in this form





10-Q. Management intends to vigorously pursue this litigation and cannot predict the outcome of these lawsuits.

The decline in research and development expense of $65,000 is due entirely to lower salary and fringe cost. Research and development expenses through November 30, 1999 were 7%, which is comparable to the Company's annual budget of 7%.

The Company's effective tax rate was approximately 16% in the six months ended November 30, 1999 due to the availability of tax credit carryforwards, which were used to offset federal income taxes.

Financial Condition and Liquidity

At November 30, 1999, the Company had $11,600,000 in cash and marketable securities, working capital of $18,700,000 and stockholders' equity of $25,200,000. In addition, the Company has unused bank lines of credit totaling $10,000,000. Cash and marketable securities increased $900,000 during the six months ended November 30, 1999, with $1,100,000 of cash generated by operations.

At November 30, 1999, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Although cash and marketable securities are generally considered adequate, management believes that these resources may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future capital needs.








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

Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K Filed in Quarterly Period Ended November 30, 1999.

The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 1999.









                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION


             1/13/2000                /s/  James L. Herbert
         -----------------          --------------------------------
         Date                       James L. Herbert
                                    President

             1/13/2000                /s/  Richard R. Current
         -----------------          --------------------------------
         Date                       Richard R. Current
                                    Vice President - Chief Financial Officer









                                EXHIBIT INDEX

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------

         27                                 FINANCIAL DATA SCHEDULE

/TEXT>