Form 10-Q
period 2000-02-29
NEOGEN CORP
filed 2000-04-14
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

         (Mark One)
         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                              February 29, 2000

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

         As of April 1, 2000, there were 5,838,000 outstanding shares of Common Stock.






                                    INDEX

                     NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (unaudited)

         Consolidated balance sheets - February 29, 2000 and May 31, 1999.

         Consolidated statements of operations - Three months ended February 29, 2000 and 1999; nine months ended February 29, 2000 and 1999.

         Consolidated statements of stockholders' equity - Nine months ended February 29, 2000 and 1999.

         Consolidated statements of cash flows - Nine months ended February 29, 2000 and 1999.

         Notes to consolidated financial statements - February 29, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                                      2




PART I.  FINANCIAL INFORMATION


ITEM 1.  Interim Financial Statements


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                    February 29      May 31
                                                       2000           1999
                                                    -----------   -----------
ASSETS

CURRENT ASSETS
  Cash and equivalents                              $ 1,472,000   $ 1,063,000
  Marketable securities                               6,667,000     9,604,000
  Accounts receivable                                 5,340,000     3,296,000
  Inventories                                         5,193,000     4,361,000
  Other current assets                                  579,000       960,000
                                                    -----------   -----------
                             TOTAL CURRENT ASSETS    19,251,000    19,284,000

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                         2,767,000     2,148,000

INTANGIBLE AND OTHER ASSETS
  Goodwill, net of accumulated amortization           3,894,000     3,200,000
  Other assets, net of accumulated amortization       1,417,000     1,476,000
                                                    -----------   -----------

                                                    $27,329,000   $26,108,000
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities
     of long-term notes payable                     $   499,000   $    49,000
  Accounts payable                                      711,000       842,000
  Other accrued liabilities                             850,000     1,038,000
                                                    -----------   -----------
                        TOTAL CURRENT LIABILITIES     2,060,000     1,929,000

LONG-TERM NOTES PAYABLE                                  89,000       125,000

OTHER LONG-TERM LIABILITIES                             268,000       268,000

STOCKHOLDERS' EQUITY
  Preferred stock:
    Par value $1.00 per share, 100,000 shares
    authorized, none issued
  Common stock:
    Par value $.16 per share, 20,000,000
    shares authorized, 5,839,000 shares
    issued at February 29, 2000; 5,929,000
    shares issued at May 31, 1999                       934,000       949,000
  Additional paid in capital                         21,604,000    22,236,000
  Retained earnings                                   2,374,000       601,000
                                                    -----------   -----------
                                                     24,912,000    23,786,000
                                                    -----------   -----------

                                                    $27,329,000   $26,108,000
                                                    ===========   ===========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                              Three Months Ended February 29   Nine Months Ended February 29
                              ------------------------------   -----------------------------
                                    2000            1999           2000            1999
                               ------------    ------------    ------------    ------------
SALES                          $  6,276,000    $  5,291,000    $ 17,042,000    $ 16,928,000
COST OF GOODS SOLD                2,721,000       2,270,000       7,436,000       7,098,000
                               ------------    ------------    ------------    ------------
  GROSS MARGIN                    3,555,000       3,021,000       9,606,000       9,830,000

EXPENSES
  Sales and marketing             1,456,000       1,226,000       4,289,000       3,954,000
  General and administrative        948,000         695,000       2,472,000       2,416,000
  Research and development          427,000         383,000       1,185,000       1,205,000
                               ------------    ------------    ------------    ------------
                                  2,831,000       2,304,000       7,946,000       7,575,000
                               ------------    ------------    ------------    ------------

  OPERATING INCOME                  724,000         717,000       1,660,000       2,255,000

Other Income (expense)
  Interest income                   144,000         128,000         424,000         379,000
  Interest expense                   (3,000)         (4,000)         (9,000)        (12,000)
  Other                              57,000          41,000         208,000         209,000
                               ------------    ------------    ------------    ------------
                                    198,000         165,000         623,000         576,000
                               ------------    ------------    ------------    ------------

INCOME BEFORE TAX                   922,000         882,000       2,283,000       2,831,000

Income tax                          295,000         293,000         510,000         759,000
                               ------------    ------------    ------------    ------------

  NET INCOME                   $    627,000    $    589,000    $  1,773,000    $  2,072,000
                               ============    ============    ============    ============

NET INCOME PER SHARE

   Basic                       $       0.11    $       0.10    $       0.30    $       0.34
                               ============    ============    ============    ============
   Diluted                     $       0.11    $       0.10    $       0.30    $       0.33
                               ============    ============    ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                              Common Stock
                                     ----------------------------     Additional       Retained-
                                        Number                          Paid-In        Earnings
                                       of Shares        Amount          Capital        (Deficit)
                                     ------------    ------------    ------------    ------------
Balance at June 1, 1999                 5,929,000    $    949,000    $ 22,236,000    $    601,000
  Exercise of options and warrants         65,000          10,000         275,000
  Repurchase of shares                   (155,000)        (25,000)       (907,000)
  Net income for the
    nine months ended
    February 29, 2000                                                                   1,773,000
                                     ------------    ------------    ------------    ------------

Balance at February 29, 2000            5,839,000    $    934,000    $ 21,604,000    $  2,374,000
                                     ============    ============    ============    ============



Balance at June 1, 1998                 6,208,000    $    993,000    $ 24,270,000    $ (1,653,000)
  Exercise of options                      36,000           6,000          85,000
  Repurchase of shares                   (229,000)        (37,000)     (1,556,000)
  Net income for the
    nine months ended
    February 28,1999                                                                    2,072,000
                                     ------------    ------------    ------------    ------------

Balance at February 28, 1999            6,015,000    $    962,000    $ 22,799,000    $    419,000
                                     ============    ============    ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                               Nine Months Ended February 29
                                                               -----------------------------
                                                                   2000            1999
                                                               ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                   $  1,773,000    $  2,072,000
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                                 668,000         668,000
      Changes in operating assets and liabilities:
        Accounts receivable                                      (1,234,000)       (455,000)
        Inventories                                                  92,000         (13,000)
        Other current assets                                        441,000          (5,000)
        Accounts payable                                           (330,000)        (90,000)
        Other accrued liabilities                                  (196,000)         22,000
                                                               ------------    ------------
                                      NET CASH PROVIDED FROM
                                        OPERATING ACTIVITIES      1,214,000       2,199,000

INVESTING ACTIVITIES:
  Purchases of property and equipment
    and other assets                                               (639,000)       (661,000)
  Purchases of marketable securities                            (22,291,000)    (18,954,000)
  Proceeds from sale of marketable securities                    25,228,000      20,007,000
  Acquisitions                                                   (2,420,000)       (600,000)
                                                               ------------    ------------
                                            NET CASH USED IN
                                        INVESTING ACTIVITIES       (122,000)       (208,000)

FINANCING ACTIVITIES:
  Payments on long-term borrowings                                  (36,000)        (36,000)
  Net payments for repurchase
    of common stock                                                (932,000)     (1,593,000)
  Net proceeds from issuance
    of common stock                                                 285,000          91,000
                                                               ------------    ------------
                                            NET CASH USED IN
                                        FINANCING ACTIVITIES       (683,000)     (1,538,000)
                                                               ------------    ------------

                            INCREASE IN CASH AND EQUIVALENTS        409,000         453,000
Cash and equivalents at beginning of period                       1,063,000         720,000
                                                               ------------    ------------

                     CASH AND EQUIVALENTS AT END OF PERIOD     $  1,472,000    $  1,173,000
                                                               ============    ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended February 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2000. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 1999 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

NOTE B - INCOME PER SHARE

The following table presents the income per share calculations:


                                                            Three Months Ended         Nine Months Ended
                                                                February 29               February 29
                                                            ------------------         -----------------
                                                             2000         1999         2000         1999
                                                             ----         ----         ----         ----
Numerator for Basic and Diluted
          Income Per Share - Net Income                   $  627,000   $  589,000   $1,773,000   $2,072,000
                                                          ==========   ==========   ==========   ==========

Denominator
        Denominator for basic income per share-
                  weighted average shares                  5,913,000    6,052,000    5,919,000    6,145,000
        Effect of Dilutive Securities -
                   stock options and warrants                  8,000       41,000       19,000       42,000
                                                          ----------   ----------   ----------   ----------
      Denominator for diluted earnings
                 per share - adjusted weighted
                 average shares and assumed conversions    5,921,000    6,093,000    5,938,000    6,187,000
                                                          ==========   ==========   ==========   ==========

Basic Income Per Share                                    $     0.11   $     0.10   $     0.30   $     0.34
                                                          ==========   ==========   ==========   ==========

Diluted Income Per Share                                  $     0.11   $     0.10   $     0.30   $     0.33
                                                          ==========   ==========   ==========   ==========




NOTE C - STOCK REPURCHASE

The Company's board of directors has authorized the purchase of up to 750,000 shares of the Company's common stock. As of March 31, 2000, the Company had purchased 471,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                            February 29, 2000      May 31, 1999
                            -----------------      ------------
Raw Material                   $2,896,000          $1,810,000
Work-In-Process                   798,000             755,000
Finished Goods                  1,499,000           1,796,000
                               ----------          ----------
                               $5,193,000          $4,361,000
                               ==========          ==========


NOTE E - ACQUISITIONS

On February 17, 2000, Neogen Corporation purchased 100% of the common stock of Acumedia Manufacturers, Inc., with principal offices in Baltimore, Maryland. Acumedia, an internationally recognized producer of culture medias, was a wholly owned subsidiary of IDEXX Laboratories, Inc.

Consideration for the sale, subject to certain post closing adjustments, was $2,850,000, which included cash at the closing of $2,400,000 and a one year 7% promissory note of $450,000, and up to $1,000,000 additional payments based on levels of post closing revenues.

Proforma financial information as if the acquisition of Acumedia had taken place on June 1, 1998 follows:

                                             Nine Months Ended
                                   February 29, 2000     February 28, 1999
                                   -----------------     -----------------
Revenue                               $19,611,000           $24,987,000
Net Income                              1,434,000             1,724,000
Diluted Income per Share                      .24                   .28

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

Segment information for the three months ended February 29, 2000 and February 28, 1999 follows:

                                      Food        Animal     Corporate &
                                     Safety       Safety     Eliminations(1)      Total
-----------------------------------------------------------------------------------------
2000

Net sales to external customers   $ 2,855,000   $ 3,421,000    $              $ 6,276,000
Operating income                      251,000       746,000      (273,000)        724,000
Total assets                       10,006,000    10,675,000     6,648,000      27,329,000
                                  -----------   -----------    ----------     -----------

1999

Net sales to external customers   $ 2,375,000   $ 2,916,000                   $ 5,291,000
Operating income                      432,000       422,000    $ (137,000)        717,000
Total assets                        6,906,000    10,309,000     8,664,000      25,879,000
                                  -----------   -----------    ----------     -----------

Segment information for the nine months ended February 29, 2000 and
February 28, 1999 follows:
                                      Food        Animal     Corporate &
                                     Safety       Safety     Eliminations(1)      Total
-----------------------------------------------------------------------------------------
2000

Net sales to external customers   $ 8,391,000   $ 8,651,000    $              $17,042,000
Operating income                    1,249,000     1,095,000      (684,000)      1,660,000
Total assets                       10,006,000    10,675,000     6,648,000      27,329,000
                                  -----------   -----------    ----------     -----------

1999

Net sales to external customers   $ 7,817,000   $ 9,111,000    $              $16,928,000
Operating income                    1,429,000     1,383,000      (557,000)      2,255,000
Total assets                        6,906,000    10,309,000     8,664,000      25,879,000
                                  -----------   -----------    ----------     -----------

(1) Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.


NOTE G - SUBSEQUENT EVENT

On March 27, 2000, the Company reached settlement with Vicam L.P., Vicam Management Corporation, and Jack L. Radlo ("Vicam") on all claims against Vicam not previously settled. The agreement provides for an undisclosed payment to the Company. The dollar amount of this settlement will be reflected in the Company's financial statements in the quarter ended May 31, 2000.

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

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999.

Total sales for the quarter ended February 29, 2000 increased $985,000, or 19%, compared to the same quarter in the prior year. Sales of products dedicated to food safety were up $480,000, or 20%, and sales of animal safety products increased $505,000, or 17%.

The increase in food safety sales was influenced by several factors. Sales of test kits to detect harmful bacteria such as E. coli O157:H7 and salmonella continued their strong growth trend with sales up over $495,000 and sales of products used for the detection of food allergens increased over $40,000. Sales of diagnostic tests for the detection of mycotoxins declined $35,000. These products are influenced by the uncertainty of weather conditions, which impacts growing conditions differently each year. Accordingly, it is not uncommon for the Company to experience significant year to year fluctuations in sales of these kits to detect harmful mycotoxins.

The increase in sales of animal safety products is primarily due to increased sales for three products. Sales of the Company's vaccine to prevent type B botulism in horses increased $220,000, due to the return of availability during the February 29, 2000 quarter. The Company awaited approval by USDA during much of the second and third fiscal quarters. Conditional approvals were received in January and February 2000. The Company is currently working with USDA to devise testing protocols to reduce the chance for product outages in the future. Additionally, sales increases were experienced with the Company's equine respiratory pharmaceutical products (33%) and drug detection products (20%). The respiratory products increases followed promotions implemented during the quarter and the drug detection products increases have arisen because of demand following renewed interest in maintaining the integrity of horse racing.


Cost of goods sold increased $450,000. As a percentage of sales, cost of goods sold increased from 42.9% to 43.4% due to the overall mix of product sold.

Sales and marketing expenses increased $230,000 as a result of adding sales and marketing personnel to expand sales activities both domestically and internationally.

General and administrative expense increased principally due to legal fees incurred in connection with the Vicam litigation (see Legal Proceedings). Administrative salaries have increased following the addition of senior level personnel to assist with managing the growth and strategic direction of the Company.

The growth in research and development follows the Company's commitment to the investment in future product development.

Other income increased $30,000 because of greater levels of invested funds.

Nine Months Ended February 29, 2000 Compared to Nine Months Ended
February 28, 1999.

Total sales for the nine months ended February 29, 2000 increased $115,000, or .7%, compared to the same period of the prior year. Sales of products dedicated to food safety were up $575,000, or 7%, and sales of animal safety products declined $460,000, or 5%.

The increase in food safety sales was affected by a number of factors. Sales of test kits to detect harmful bacteria such as E. coli O157:H7 and salmonella continued their strong growth trend with sales up $1,230,000. Sales of products used for the detection of food allergens also increased over $100,000. The sales growth in these two areas offset sales declines in two other areas. In the fourth quarter of last fiscal year, the Company sold its human clinical product line. As a result, there were no human clinical product sales in the first nine months this year compared to $460,000 in sales of human clinical products during the same period last year. Sales of diagnostic tests for the detection of mycotoxins declined $470,000 compared to the prior year primarily as a result of decreased sales for aflatoxin and vomitoxin test kits. It is not uncommon for the Company to experience significant year to year fluctuations in sales of these kits.

The decline in sales of animal safety products is primarily due to lower sales for two products. Sales of the Company's vaccine to prevent type B botulism in horses declined $200,000, due exclusively to a shortage in product availability. As discussed previously in this Form 10-Q, the Company is currently working with USDA to prevent such shortages in the future. Additionally, a customer for specialty needles used to introduce unique marinades into meats is no longer purchasing product from the Company. Sales of this product decreased $700,000 as a result of this change.

Cost of goods sold increased $340,000. As a percentage of sales, cost of goods sold increased from 41.9% to 43.6% due to the overall mix of products sold.

Sales and marketing expenses increased $335,000 as a result of adding sales and marketing personnel to expand sales activities both domestically and internationally.

The Company's effective tax rate was approximately 22% in the nine months ended February 29, 2000 due to the availability of tax credit carryforwards, which were used to offset federal income taxes.


Financial Condition and Liquidity

At February 29, 2000, the Company had $8,100,000 in cash and marketable securities, working capital of $17,200,000 and stockholders' equity of $24,900,000. In addition, the Company has unused bank lines of credit totaling $10,000,000. Cash and marketable securities decreased $2,500,000 during the nine months ended February 29, 2000, with $1,200,000 of cash generated by operations offset by the purchase of Acumedia and stock repurchases.

At February 29, 2000, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

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





PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 1998, the Company won a jury trial lawsuit in the U.S. District Court for Western District of Michigan against Arthur J. Trickey and Arthur
M. Trickey. This litigation involved a dispute over the ownership of a trademark used in connection with the Company's equine care products. The defendants have appealed this jury verdict to the U.S. Court of Appeals for the Sixth Circuit Court on an in pro per basis.

In January 2000, the Company prevailed, on summary judgment, the patent infringement issues against Vicam, L.P., Vicam Management Corporation and Jack L. Radlo ("Vicam") filed in the U.S. District Court for the Middle District of Florida. The Court ruled that the Company did not infringe the intellectual property rights of Vicam, and dismissed Vicam's counterclaim for infringement. On March 27, 2000, the jury trial commenced on the Company's tort claims for money damages. The Company maintained that it had sustained significant lost sales as a result of Vicam's publication of the false allegation that a particular Neogen product (the AC-5 product) infringed two patents licensed to Vicam. On the second day of trial, the Company's remaining claims were settled when Vicam agreed to pay the Company an undisclosed sum and to forego any appeals of the Court's previous rulings in the Company's favor on the infringement issues. This settlement amount also covered the Company's claims in a related lawsuit it filed last year in Michigan against Vicam for defamation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on October 7, 1999. The matters voted upon and the results of the vote follow:

         1)   Election of Directors

                                          FOR
                                          ---
              Herbert D. Doan          5,639,501
              James L. Herbert         5,640,675
              G. Bruce Papesh          5,638,975
              Gordon E. Guyer          5,639,675
              Robert M. Book           5,637,975
              Leonard E. Heller        5,640,675
              Jack C. Parnell          5,638,975
              Thomas H. Reed           5,638,975
              Lon M. Bohannon          5,640,675

         2) To amend the Company's Articles of Incorporation and by-laws to provide (i) for a classified board of directors who will serve staggered terms and (ii) that a director may be removed prior to expiration of his or her term for cause only.

                  FOR              AGAINST                  ABSTAIN
               3,134,952           554,279                  24,483


         3)   To amend the Company's Articles of Incorporation and by-laws
              (i) to provide that shareholders may take action at a duly called meeting or by unanimous consent only and (ii) to require a shareholder to disclose to the Company certain information with respect to nominees and business items.

                  FOR              AGAINST                  ABSTAIN
               3,062,802           613,779                  37,133

         4)   To amend the Company's Articles of Incorporation and by-laws to
              (i) increase the number of authorized shares of common stock to 20,000,000 shares and create a series of preferred stock consisting of 100,000 shares of $1.00 par value.

                 FOR              AGAINST                  ABSTAIN
              3,035,996           635,277                  42,441


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 3.1  - Restated Articles of Incorporation of the registrant.

Exhibit 3.2  - By-Laws of the registrant.

Exhibit 10.1 - Stock Purchase Agreement between registrant and IDEXX
               Laboratories, Inc. dated February 17, 2000.

Exhibit 27   - Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

The Company filed a report with the Commission on March 2, 2000 on Form 8-K reporting under Item 2 the purchase of the common stock of Acumedia Manufacturers, Inc. Financial information required under Item 7 is expected to be filed within 60 days of March 2, 2000.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOGEN CORPORATION


4/14/00                    /s/ James L. Herbert
-------                    --------------------
Date                       James L. Herbert
                           President


4/14/00                   /s/ Richard R. Current
-------                   ----------------------
Date                      Richard R. Current
                          Vice President - Chief Financial Officer








                                EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION

     3.1       Restated Articles of Incorporation of the registrant.

     3.2       By-Laws of the registrant.

     10.1 Stock Purchase Agreement between registrant and IDEXX Laboratories, Inc. dated February 17, 2000.

     27        Financial Data Schedule