Form 10-Q/A
period 2000-02-29
NEOGEN CORP
filed 2000-04-17
CIK 711377

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-Q/A

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
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   corporation or organization)

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


SIGNATURES















                                      2



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


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                 Three Months               Nine Months
                               Ended February 29         Ended February 29
                             ----------------------  ------------------------
                                2000        1999         2000         1999
                             ---------- -----------  -----------  -----------
SALES                        $6,276,000  $5,291,000  $17,042,000  $16,928,000
COST OF GOODS SOLD            2,721,000   2,270,000    7,436,000    7,098,000
                             ----------  ----------  -----------  -----------
  GROSS MARGIN                3,555,000   3,021,000    9,606,000    9,830,000

EXPENSES
  Sales and marketing         1,456,000   1,226,000    4,289,000    3,954,000
  General and
    administrative              948,000     695,000    2,472,000    2,416,000
  Research and development      427,000     383,000    1,185,000    1,205,000
                             ----------  ----------  -----------  -----------
                              2,831,000   2,304,000    7,946,000    7,575,000
                             ----------  ----------  -----------  -----------

  OPERATING INCOME              724,000     717,000    1,660,000    2,255,000

Other Income (expense)
  Interest income               144,000     128,000      424,000      379,000
  Interest expense               (3,000)     (4,000)      (9,000)     (12,000)
  Other                          57,000      41,000      208,000      209,000
                             ----------  ----------  -----------  -----------
                                198,000     165,000      623,000      576,000
                             ----------  ----------  -----------  -----------

INCOME BEFORE TAX               922,000     882,000    2,283,000    2,831,000

Income tax                      295,000     293,000      510,000      759,000
                             ----------  ----------  -----------  -----------

  NET INCOME                 $  627,000  $  589,000  $ 1,773,000  $ 2,072,000
                             ==========  ==========  ===========  ===========

NET INCOME PER SHARE

   Basic                     $     0.11  $     0.10  $      0.30  $      0.34
                             ==========  ==========  ===========  ===========
   Diluted                   $     0.11  $     0.10  $      0.30  $      0.33
                             ==========  ==========  ===========  ===========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                  Common Stock
                               ------------------    Additional    Retained-
                                 Number               Paid-In      Earnings
                               of Shares  Amount      Capital     (Deficit)
                               --------- --------   -----------   -----------
Balance at June 1, 1999       5,929,000  $949,000   $22,236,000   $   601,000
  Exercise of options and
     warrants                    65,000    10,000       275,000
  Repurchase of shares         (155,000)  (25,000)     (907,000)
  Net income for the
    nine months ended
    February 29, 2000                                               1,773,000
                              ---------  --------   -----------   -----------

Balance at February 29, 2000  5,839,000  $934,000   $21,604,000   $ 2,374,000
                              =========  ========   ===========   ===========



Balance at June 1, 1998       6,208,000  $993,000   $24,270,000   $(1,653,000)
  Exercise of options            36,000     6,000        85,000
  Repurchase of shares         (229,000)  (37,000)   (1,556,000)
  Net income for the
    nine months ended
    February 28,1999                                                2,072,000
                              ---------  --------   -----------   -----------

Balance at February 28, 1999  6,015,000  $962,000   $22,799,000   $   419,000
                              =========  ========   ===========   ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                          Nine Months Ended February 29
                                                              2000             1999
                                                    ---------------------------------------
OPERATING ACTIVITIES:
  Net income                                             $  1,773,000     $  2,072,000
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                           668,000          668,000
      Changes in operating assets and liabilities:
        Accounts receivable                                (1,234,000)        (455,000)
        Inventories                                            92,000          (13,000)
        Other current assets                                  441,000           (5,000)
        Accounts payable                                     (330,000)         (90,000)
        Other accrued liabilities                            (196,000)          22,000
                                                         ------------     ------------
                               NET CASH PROVIDED FROM
                                 OPERATING ACTIVITIES       1,214,000        2,199,000

INVESTING ACTIVITIES:
  Purchases of property and equipment
    and other assets                                         (639,000)        (661,000)
  Purchases of marketable securities                      (22,291,000)     (18,954,000)
  Proceeds from sale of marketable securities              25,228,000       20,007,000
  Acquisitions                                             (2,420,000)        (600,000)
                                                         ------------     ------------
                                     NET CASH USED IN
                                 INVESTING ACTIVITIES        (122,000)        (208,000)

FINANCING ACTIVITIES:
  Payments on long-term borrowings                            (36,000)         (36,000)
  Net payments for repurchase
    of common stock                                          (932,000)      (1,593,000)
  Net proceeds from issuance
    of common stock                                           285,000           91,000
                                                         ------------     ------------
                                     NET CASH USED IN
                                 FINANCING ACTIVITIES        (683,000)      (1,538,000)
                                                         ------------     ------------

                     INCREASE IN CASH AND EQUIVALENTS         409,000          453,000
Cash and equivalents at beginning of period                 1,063,000          720,000
                                                         ------------     ------------

                CASH AND EQUIVALENTS AT END OF PERIOD    $  1,472,000     $  1,173,000
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

NOTE B - INCOME PER SHARE

The following table presents the income per share calculations:

                                                            Three Months Ended          Nine Months Ended
                                                                February 29                February 29
                                                            -------------------         -----------------
                                                            2000           1999         2000        1999
                                                            ----           ----         ----         ----
Numerator for Basic and Diluted
          Income Per Share - Net Income                   $  627,000   $  589,000   $1,773,000   $2,072,000
                                                          ==========   ==========   ==========   ==========
Denominator
        Denominator for basic income per share-
                  weighted average shares                  5,913,000    6,052,000    5,919,000    6,145,000
        Effect of Dilutive Securities -
                   stock options and warrants                  8,000       41,000       19,000       42,000
                                                          ----------   ----------   ----------   ----------
       Denominator for diluted earnings
                 per share - adjusted weighted
                 average shares and assumed conversions    5,921,000    6,093,000    5,938,000    6,187,000
                                                          ==========   ==========   ==========   ==========

Basic Income Per Share                                    $     0.11   $     0.10   $     0.30   $     0.34
                                                          ==========   ==========   ==========   ==========

Diluted Income Per Share                                  $     0.11   $     0.10   $     0.30   $     0.33
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

NOTE D - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                             February 29,    May 31,
                                 2000          1999
                             -----------    ----------
Raw Material                  $2,896,000    $1,810,000
Work-In-Process                  798,000       755,000
Finished Goods                 1,499,000     1,796,000
                              ==========    ==========
                              $5,193,000    $4,361,000
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

Proforma financial information as if the acquisition of Acumedia had taken place on June 1, 1998 follows:

                                           Nine Months Ended
                                  February 29, 2000   February 28, 1999
                                  -----------------   -----------------
Revenue                              $19,611,000         $19,736,000
Net Income                             1,600,000           1,724,000
Diluted Net Income per Share                 .27                 .28

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

Segment information for the three months ended February 29, 2000 and February 28, 1999 follows:

                                      Food        Animal      Corporate &
                                     Safety        Safety    Eliminations(1)     Total
-----------------------------------------------------------------------------------------
2000

Net sales to external customers    $ 2,855,000   $ 3,421,000    $             $ 6,276,000
Operating income                       251,000       746,000      (273,000)       724,000
Total assets                        10,006,000    10,675,000     6,648,000     27,329,000
-----------------------------------------------------------------------------------------
1999

Net sales to external customers    $ 2,375,000   $ 2,916,000    $             $ 5,291,000
Operating income                       432,000       422,000      (137,000)       717,000
Total assets                         6,906,000    10,309,000     8,664,000     25,879,000
-----------------------------------------------------------------------------------------

Segment information for the nine months ended February 29, 2000 and February 28, 1999 follows:

                                      Food        Animal      Corporate &
                                     Safety        Safety    Eliminations(1)     Total
-----------------------------------------------------------------------------------------
2000

Net sales to external customers    $ 8,391,000   $ 8,651,000    $             $17,042,000
Operating income                     1,249,000     1,095,000      (684,000)     1,660,000
Total assets                        10,006,000    10,675,000     6,648,000     27,329,000
-----------------------------------------------------------------------------------------
1999

Net sales to external customers    $ 7,817,000   $ 9,111,000     $            $16,928,000
Operating income                     1,429,000     1,383,000      (557,000)     2,255,000
Total assets                         6,906,000    10,309,000     8,664,000     25,879,000


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

                              NEOGEN CORPORATION



4/17/00              /s/ James L. Herbert
-------              -----------------------------------------
Date                 James L. Herbert
                     President


4/17/00              /s/ Richard R. Current
-------              -----------------------------------------
Date                 Richard R. Current
                     Vice President - Chief Financial Officer