Form 10-K
period 2000-05-31
NEOGEN CORP
filed 2000-08-14
CIK 711377

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                        FORM 10-K
(Mark One)
 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

                      For fiscal year ended MAY 31, 2000
                                            ------------
                                        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from             to            .
                               -----------    -----------

                        Commission File Number: 0-17988
                                                -------


                              NEOGEN CORPORATION
                              ------------------
                      (Name of registrant in its charter)


     MICHIGAN                              38-2367843
     --------                              ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


620 LESHER PLACE, LANSING, MICHIGAN        48912
-----------------------------------        -----
(Address of principal executive offices)   (Zip Code)


                                 517/372-9200
                                 ------------
                        (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $ .16 PAR VALUE
                         -----------------------------
                               (Title of class)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO
                                                                ---    ----

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000 was $30,370,000 based on the closing price as reported by the NASDAQ National Market.

  As of July 31, 2000, registrant had 5,713,717 outstanding shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 5, 2000 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Neogen Corporation develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company's food safety segment consists primarily of diagnostic test kits and related products, including dehydrated culture media, marketed to food producers and processors to aid in the detection of foodborne bacteria, natural toxins, food allergens, drug residues, pesticide residues, plant disease infections and levels of general sanitation. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than many of the conventional
diagnostic methods currently in use.   The majority of the tests are disposable,
single-use, immunoassay products that rely on Neogen's proprietary antibodies to produce rapid and accurate test results.

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

Sale of Human Clinical Product Line (See Note 5 of the Notes to Consolidated Financial Statements)

  In April 1999, the Company sold its AMPCOR human clinical product line for approximately $500,000. The sale allows management to focus resources on growth opportunities in the Company's primary business segments of food and animal safety. Sales of human clinical products were not material to the consolidated sales of the Company. In conjunction with the sale of the AMPCOR human clinical product line, the Company closed its manufacturing operations for diagnostic test kits to detect microorganisms in Bridgeport, New Jersey. The Company consolidated its manufacturing operations into its Lansing, Michigan facility.

Share Repurchase Program (See Note 12 of the Notes to Consolidated Financial Statements)

  In February 2000, the Company announced that its Board of Directors increased its authorization to repurchase Neogen common stock from the previously authorized 500,000 shares to 750,000 shares. The Board and Neogen's management continue to believe that the Company's shares are undervalued from time to time by the market. As of July 31, 2000, the Company had repurchased approximately 595,000 shares in open market and negotiated transactions. However, there is no guarantee as to the exact number of shares that may be repurchased under this program.

ACQUISITIONS

  A part of the Company's growth strategy has been to acquire products and businesses that provide the Company with access to technology or products that expand its core business. Since 1982, the Company has made several such acquisitions. The information below summarizes recent acquisitions. (See Notes 3 and 14 to Consolidated Financial Statements)

AmVet Pharmaceuticals

  On June 2, 2000, the Company purchased substantially all of the assets of AmVet Pharmaceuticals of Yaphank, New York. AmVet owns formulas for 25 different veterinary products under approximately 40 labels, the majority of which are sold under the AmVet name. The products acquired have been merged into the Company's Animal Safety Division. The purchase will be reported as a 2001 transaction and the first sales related to this acquisition will be reported in the Company's fiscal 2001 year.

Acumedia Manufacturers, Inc.

  On February 17, 2000, the Company purchased 100% of the outstanding stock of Acumedia Manufacturers, Inc., with principal offices in Baltimore, Maryland. Acumedia, an internationally recognized producer of culture media, was a wholly owned subsidiary of IDEXX Laboratories, Inc. This acquisition gives the Company an entree to the world market for dehydrated culture media which exceeds $300 million. It also provides products that can be supplied to many of the Company's current Food Safety customers. Sale of Acumedia products in fiscal 2000 subsequent to the acquisition were approximately $900,000.

BotVax(TM) B

  In August 1998, the Company purchased seed cultures, inventories, manufacturing protocols and a USDA license to manufacture Type B equine botulism vaccine (BotVax B) from BioPort Corporation of Lansing, Michigan. The inventories and technology were transferred to the Company's Tampa, Florida facility where BotVax B is produced for sale to the professional equine market. Prior to obtaining the manufacturing rights to BotVax B, Neogen marketed this product under terms of a distribution agreement with the Michigan Department of Public Health. The distribution rights to BotVax B were among the items purchased by BioPort from the Michigan Department of Public Health in August 1998. The Company acquired the manufacturing rights to BotVax B primarily to improve gross margins and ensure availability of future supplies of inventory.

Vetoquinol U.S.A., Inc.

  In December 1997, Neogen acquired substantially all of the assets of Vetoquinol U.S.A., Inc., a wholly-owned subsidiary of Vetoquinol S.A. of France. Sales and administrative functions have been moved to the Company's Lexington, Kentucky, facilities. Neogen continues to operate a Tampa, Florida, production facility. The principal product acquired is a biologic used for the treatment of equine respiratory infections. The acquired assets resulted in approximately $1,250,000, $1,200,000 and $570,000 of sales during fiscal years ended May 31, 2000, 1999 and 1998.

Triple Crown(TM)

  In July 1997, the Company acquired substantially all of the assets of Triple Crown, a division of W.J. Bartus, Inc. Neogen relocated the business to its facilities in Lexington, Kentucky. The products and technologies acquired have been merged into the Company's professional equine division, a part of the Animal Safety Division, and added approximately $2,600,000, $2,350,000 and $1,930,000 in sales in the fiscal years ended May 31, 2000, 1999 and 1998.

BUSINESS STRATEGY

  The Company's vision is to become a worldwide leader in offering products dedicated to food and animal safety. The Company's strategy to achieve this objective includes the following:

        - Increased Sales of Existing Products. The Company will continue to expand its product offerings in multiple market segments including: grain, nut and spice processors; meat, poultry and egg processors; seafood processors; animal producers; fruit and vegetable producers/processors; food service providers; pharmacologic research; and private and public laboratories.

        - Introduction of New Products. The Company has a continued commitment to research and development programs, and has invested 7% to 8% of revenues in this area over the past three years. The Company plans to continue to leverage its own internal research and development efforts through strategic relationships with other organizations and important government contracts and grants. The majority of the Company's new product development is focused on expanding disposable product offerings to the Company's current markets.

        - Expansion of International Sales. The Company believes that the demand outside the United States for food and animal safety products is at least equal to demand in this country. The Company will continue to emphasize international sales as an important factor in its growth. The Company is developing distribution channels to take advantage of markets where there is a growing need for products such as those manufactured by the Company.

        - Acquisitions and Strategic Alliances. In the past, the Company has expanded its product offerings and technology base through several acquisitions. It also seeks to expand its products through licensing and distribution agreements. The Company plans to continue to aggressively pursue strategic acquisitions, and licensing and distribution agreements to enhance its position in its existing markets. Management believes it is more cost effective to use these strategies rather than to rely solely on internal development of new products.

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

  Industry consulting groups have estimated the total market for testing of food and environmental safety will be in the range of $500 million within the next several years. They estimate that a significant portion of this potential market is represented by firms not testing and tests that are not currently being conducted. Another significant portion of the market is represented by older, traditional methods utilizing laborious microbiological techniques, or time consuming and expensive, chemical analysis. Management believes that a significant portion of this market potential will shift to rapid, easy to use and inexpensive test systems, such as those produced by the Company.

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

  Management believes that the meat and poultry group offers one of the best opportunities currently to contribute to the Company's growth. The Company offers tests for E. coli O157:H7, Salmonella, Campylobactor, Listeria bacteria, and several tests to determine the general level of plant sanitation.

  A major reorganization in testing procedures by the U.S. Department of Agriculture's Food Safety Inspection Service was announced in July 1996. Implementation of these HACCP regulations began in January 1997 for all meat and poultry plants in the United States according to an adoption schedule that continued through January 2000. These new regulations mandate certain bacteria testing by all inspected plants, and the programs encourage the use of a number of other rapid tests, such as those produced by the Company.

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

PRODUCTS

FOOD SAFETY

  The Company has developed and markets a number of food safety diagnostic test kits generally characterized as immunoassay products that rely on the Company's proprietary antibodies capable of detecting specific residues at the parts per billion levels. Generally, the test kits are faster, less expensive, require less laboratory equipment and less technical capabilities than conventional testing methods.

  The Company's food safety test kits aimed at the detection of harmful foodborne bacteria are marketed under the Company's trade name, Reveal(R). Current tests in this one-step simple format are used to detect the presence of Salmonella, Listeria, and E. coli O157:H7. Neogen markets tests for Campylobactor, Salmonella and E. coli O157:H7 under its Alert(R) trade name. Company scientists are developing test kits for other harmful bacteria. Through a marketing arrangement with Biotrace International PLC, the Company distributes the Uni-Lite(R) XCEL, an instrument used to detect general sanitation levels. The Company also has marketing rights from Orion Diagnostica to distribute four different tests for microbiological contamination, including yeast and fungi.

  The Company's Veratox(R), and Agri-Screen(R) diagnostic tests are used by the food industry to detect levels of naturally-occurring toxins. These products include both qualitative and quantitative tests for aflatoxin, DON, T-2 toxin, zearalenone, ochratoxin, histamine and fumonisin. The Company's Agri-Screen Ticket(R) test is used by the food industry to detect harmful residues of a large number of plant pesticides. The seafood industry uses the Company's Alert for Sulfites to make certain sulfite levels do not exceed federal regulatory levels.

  The Company also markets qualitative and quantitative tests to detect minute levels of food allergens under the trade names Veratox and Alert. Currently, tests are available for milk, peanut and egg residues, three of the most common of all food allergies.

  Marketed under the trade name Alert, the Company has several diagnostic tests that are used to detect plant diseases. These quick tests identify the presence of pythium, phytophthora, rhizoctonia, xanthamonas, and sclerotina. The kits are used as an early detection device, and as a tool to limit fungicide applications.

  Following its acquisition of Acumedia Manufacturers, Inc. in February 2000, the Company significantly expanded its presence in the dehydrated culture media market. Standard and special formulation dry culture media products are marketed to petri plate producers, laboratories, and other users on a world-wide basis using direct sales, distributors and the food safety sales organization.

  Sales of food safety products accounted for approximately 49%, 45% and 46% of the Company's total revenues for fiscal years ended May 31, 2000, 1999 and 1998 respectively.

ANIMAL SAFETY

  The Company markets 70 high sensitivity immunoassay tests for drugs of abuse in animals and residues in meat. These include tests for narcotic analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. Neogen also provides a testing service for equine veterinarians to detect EPM which affects the central nervous system of horses, and can be fatal. In addition, the Company markets BotVax B, the only USDA approved vaccine for the prevention of Type B botulism in horses, and a line of approximately 69 premium health care products sold to the professional equine market, including 24 additional products that were added with the June 2, 2000 acquisition of the assets of AmVet Pharmaceuticals. Neogen also produces and markets EqStim(R) and ImmunoRegulin(R), biologic products used as immunostimulants to help fight infections in horses and dogs.

  Through its wholly owned subsidiary Ideal Instruments, Inc., the Company markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 250 different products, over half of which are instruments used to deliver animal health products, such as antibiotics and vaccines. Most of the remaining instruments are used in obstetrics and surgery. Included among these products is a line of disposable syringes and needles presently custom manufactured, and imported by Ideal.

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

  In fiscal years ended May 31, 2000, 1999 and 1998, sales of animal safety products as a percentage of total revenues were 51%, 55% and 54% respectively.

RESEARCH AND DEVELOPMENT

  The Company maintains a strong commitment to research and development. The Company's product development efforts are focused on the enhancement of existing product lines and in development of new products based on the Company's existing technologies. The Company employs 20 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $1.6 million, $1.6 million and $1.4 million, representing 7%, 7% and 8%, of total revenues in fiscal 2000, 1999 and 1998, respectively. The Company currently intends to maintain its research and development expenditures at approximately 7% to 8% of total revenues.

  The Company has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharamacologics markets, as well as engineering projects for new and improved veterinary instruments. Together with an unrelated company, the Company is currently developing rapid test kits to identify agricultural products which have improved plant genetics (IPG's), also known as genetically modified organisms (GMO's). The Company expects that these products will be available for marketing in late fiscal 2001.

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

Other Collaboration Efforts

  Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal 2000, 1999 and 1998, royalty expense under these agreements amounted to $752,000, $780,000, and $713,000, respectively.

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

  During the fiscal year ended May 31, 2000, the Company had in excess of 2,000 customers for its products. Since many of these customers are distributors, the total number of end users of the Company's products is considerably larger. Sales to international markets in fiscal 2000 accounted for 20% of the Company's consolidated revenues. (See Note 11 of the Notes to the Company's Consolidated Financial Statements.) No single distributor or customer accounted for more than 10% of the Company's revenues in any of the past three years.

  The Company markets, sells and services its products in more than 75 countries through its own sales force, as well as through distributors in certain
geographic areas.   Approximately 75 employees, or 35% of the Company's total
workforce, are engaged in these sales and marketing activities. The Company operates its sales and distribution organization differently for given markets and products as summarized below:

  Food Safety Products. The Company has separately organized sales forces that focus on the key industries in the food area. This group handles both sales and technical services of the Company's disposable test kits. In the U.S. these products are sold directly to end-users. Sales organizations are maintained for: grain, nut and spices; feed and agriculture; meat, poultry and eggs; fruits and vegetables; retail food services; private laboratories; seafood; and dehydrated culture media.

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

  One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, the Company has several products requiring regulatory approval including BotVax B, EqStim and Immuno-Regulin. On a combined bases, sales for these products amounted to approximately 9% of total sales in fiscal year 2000. The Company's strategy is to select technical and proprietary products which do not require mandatory approval to be marketed.

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

MANUFACTURING

  The Company manufactures its products in Lansing, Michigan, Lexington, Kentucky, Schiller Park, Illinois, Baltimore, Maryland and Tampa, Florida.
There are currently 83 full-time employees assigned to manufacturing in these five locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. The Company believes it could increase the current output of its primary product lines by more than 50% using the current space available with minimal amounts of additional capital equipment.

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

  The Baltimore, Maryland facility is an FDA-approved manufacturing plant devoted to the production of dehydrated culture media products. Products are blended following strict formulations or custom blended to customer specification and shipped direct to customers from the Baltimore facility.

  The Tampa, Florida facility is a USDA-approved manufacturing plant devoted to the production of the biologic products EqStim(R) and ImmunoRegulin(R). P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. Final product is then shipped to Neogen's Lexington facilities for inventory and distribution to customers. The Company's BoxVax B vaccine is also produced in the Tampa facility, utilizing Type B botulism seed cultures and a traditional fermentation process.

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

COMPETITION

  The Company knows of no competitor that is pursuing its fundamental strategy of developing a full line of products, ranging from disposable tests and dehydrated culture media to veterinary instruments for a large number of food safety and animal safety concerns. However, the Company does have competitors for each of its primary product lines. The Company competes with a large number of companies ranging from very small businesses to divisions of large companies. Many of these firms have substantially greater financial resources than the Company.

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

EMPLOYEES

  Currently, the Company employs approximately 217 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. The Company believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

INSURANCE

  The Company maintains product liability insurance on all products with a coverage limit of $3 million per occurrence. In addition, the Company also maintains insurance in amounts and types which the Company believes to be customary in its industry.

ITEM 2.  PROPERTIES

  The Company owns two separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place is used for the Company's corporate administrative offices, along with sales and marketing offices and research facilities for food safety. A 14,000 square foot brick building located at 600 Lesher Place is used primarily for production of food safety diagnostic test kits. The Company also owns a facility comprising 1,100 square feet within one block of the existing corporate headquarters used for various administrative functions including temporary office space and records storage.

  Veterinary instrument manufacturing operations are housed in a 34,000 square foot building located at 9355 West Byron Street in Schiller Park, Illinois. The Company entered into a seven-year, non-cancelable operating lease for this property effective August 1, 1993. The lease agreement provides for annual lease payments of $100,300 for each of the first two years with annual increases of approximately 3.5% thereafter for the remainder of the lease. Upon expiration of the lease of this facility, management believes it can renegotiate a lease on the current facility or relocate to a comparable facility with lease terms similar to those currently enjoyed. No significant disruption of operations would be expected in the event of a move to an alternative facility.

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

  Dehydrated culture media manufacturing takes place in an FDA licensed facility. The operations are located in 12,600 square feet of leased space at 9601 Pulaski Park Drive, Baltimore, Maryland. The five year lease, effective July 1, 1998, was assumed as part of the acquisition of Acumedia by the Company. The lease provides for annual payments beginning at $75,600 and increasing to $81,412 in the last year of the lease.

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

ITEM 3.  LEGAL PROCEEDINGS

  In August 1996, the Company filed a lawsuit against Vicam, LP, Vicam Management Corporation, and Jack L. Radlo in the U.S. District Court of the Middle District of Florida, Tampa Division.. The Company was suing to recover damages incurred as a result of Vicam's publication of a false allegation that a Neogen product violated two patents licensed to Vicam. Subsequently, the court found in Neogen's favor on several pivotal issues including a summary judgement that Neogen's product did not infringe the patents as alleged by Vicam. On March 27, 2000, the lawsuit proceeded to trial to establish damages that Neogen might recover. Before the trial was concluded, Vicam agreed to pay Neogen a significant cash settlement and not to further interfere with Neogen's right to market specific products. The lawsuit was subsequently dismissed. (See Note 4 of the Notes to the Company's Consolidated Financial Statements.)

  The Company is involved in other legal proceedings, none of which, in the opinion of the management is material to the financial statements.

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

                                                                                 HIGH             LOW
                                                                               --------       ---------
                               FISCAL YEAR ENDED MAY 31, 2000
First Quarter   .............................................................      7.25            6.00
Second Quarter  .............................................................      7.50            5.88
Third Quarter   .............................................................      6.75            5.00
Fourth Quarter  .............................................................      8.25            5.38

                               FISCAL YEAR ENDED MAY 31, 1999
First Quarter   .............................................................      9.13            6.00
Second Quarter  .............................................................      7.94            5.75
Third Quarter   .............................................................      9.25            6.63
Fourth Quarter  .............................................................      7.94            5.63



  As of July 31, 2000, there were approximately 500 stockholders of record of Common Stock, which the Company believes represents a total of approximately 6,000 beneficial holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the fiscal periods indicated, selected consolidated financial data derived from the Company's audited Consolidated Financial Statements for each of the fiscal years ended May 31, 1996 through 2000. This information should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                        YEARS ENDED MAY 31
                                                        ------------------
                                     1996(1)        1997(1)       1998(1)       1999(1)       2000(1)
                                     ------         ------        ------        ------        ------
Income Statement Data:                           (In thousands, except per share data)
Food Safety Sales                   $  6,321       $  8,605      $  8,419      $ 10,069      $ 11,634
Animal Safety Sales                    6,169          6,654        10,069        12,110        11,878
                                    --------       --------      --------      --------      --------
Total Sales                           12,490         15,259        18,488        22,179        23,512
Cost of Sales                          5,484          6,201         7,960         9,477        10,860
Sales and Marketing                    3,539          4,197         4,910         5,311         6,102
General and Administrative             1,774          2,230         2,716         3,207         2,588
Research and Development               1,238          1,320         1,424         1,640         1,600
Restructuring Charges                    695             --            --            --            --
                                    --------       --------      --------      --------      --------
Operating Income (Loss)                 (240)         1,311         1,478         2,544         2,362
Other Income
      Litigation Settlement               --             --            --            --         1,100
      Interest and Other                   3            564           897           104           821
                                    --------       --------      --------      --------      --------
Net Income (Loss) Before Tax            (237)         1,875         2,375         2,648         4,283
Provision for Income Taxes                 7             63           127           393         1,210
                                    --------       --------      --------      --------      --------
Net Income                          $   (244)      $  1,812      $  2,248      $  2,255      $  3,073
                                    ========       ========      ========      ========      ========
Net Income Per Share (diluted)      $  (0.05)      $   0.32      $   0.35      $   0.37      $   0.52
                                    ========       ========      ========      ========      ========
Common Shares
      Outstanding (diluted)            4,514          5,649         6,397         6,141         5,922


                                                                  MAY 31
                                     1996(1)        1997(1)       1998(1)       1999(1)       2000(1)
                                     ------         ------        ------        ------        ------
                                                               (In thousands)
Cash and Marketable Securities      $  2,183       $ 13,044      $ 10,589      $ 10,667      $ 10,670
Working Capital                        5,235         17,265        17,192        17,355        18,265
Total Assets                          11,531         23,148        25,413        26,108        29,528
Long-Term Debt                           279            208           174           126            77
Stockholders' Equity                   8,858         21,013        23,609        23,786        25,804

(1) The periods presented are not comparable due to restructuring charges in fiscal year 1996, secondary offering of public stock in fiscal year 1997, sale of product line, closing of manufacturing facilities and change in effective federal income tax rate in fiscal year 1999 and 2000, the litigation settlement in 2000 and several acquisitions. (See Notes to Consolidated Financial Statements.)

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

RESULTS OF OPERATIONS

REVENUES (DOLLARS IN THOUSANDS)         2000      Increase            1999  Increase       1998
                                                 (Decrease)
-----------------------------------------------------------------------------------------------
Product Sales:
     Food Safety                     $11,634          16%          $10,069      20%     $ 8,419
     Animal Safety                    11,878          (2%)          12,110      20%      10,069
TOTAL REVENUES                       $23,512           6%          $22,179      20%     $18,488
-----------------------------------------------------------------------------------------------

  In 2000, sales of food safety products increased 16% due to an increase in sales of the newly introduced general sanitation product line, $900,000 of sales from Acumedia, the Company's newly acquired dehydrated culture media company, and a 22% increase in the Company's sales of test kits to detect harmful bacteria in food, partially offset by a decrease of revenues of $650,000 from Ampcor Diagnostics, Inc. that was sold in late 1999. Some of the products marketed to detect mycotoxins in grains had declines in sales as a result of the relative absence of the weather conditions that promote the occurrence of mold in commodity crops.

  The 20% increase in 1999 sales of food safety products was primarily due to increases in sales in two areas. Weather conditions in the southern United States promoted mold growth in corn and other commodity crops and sales of test kits increased $623,000. Sales of test kits to detect harmful bacteria increased $847,000 in 1999 due to strong international demand and because of higher sales to meat processors concerned about well-publicized E. coli and Listeria outbreaks in hamburger, hot dogs, and luncheon meats.

  Animal safety sales decreased 2% in 2000 following an increase of 20% in 1999. Vetoquinol and Triple Crown products contributed $400,000 and $1,000,000 in increased sales in 2000 and 1999, respectively. Other products experiencing changes in demand in 2000 included the Company's drug detection products that increased almost 13% and the products of Ideal Instruments, which increased 14%, exclusive of specialty needle products used to inject spices and marinades into meat and poultry which decreased over $700,000 because of the loss of a single customer. In 1999, changes in demand included a $450,000 increase in the Company's vaccine to prevent Type B botulism in horses, and specialty needles which increased $700,000.

COST OF GOODS SOLD (DOLLARS IN THOUSANDS)        2000  Increase      1999  Increase      1998
---------------------------------------------------------------------------------------------
Cost of Goods Sold                            $10,860        15%   $9,477        19%   $7,960
---------------------------------------------------------------------------------------------

  Costs of goods sold increased 15% in 2000 and 19% in 1999, principally as a result of increases in sales of products with higher raw material costs in 2000 and increases in product sales in 1999. Expressed as a percent of sales, cost of goods sold was 46% in 2000 and 43% in 1999 and 1998. The percentage for 2000 was higher principally due to the introduction of Biotrace and Acumedia products that have a lower margin than many of the Company's historical products.

OPERATING EXPENSES (DOLLARS IN THOUSANDS)    2000      Increase           1999  Increase      1998
                                                      (Decrease)
--------------------------------------------------------------------------------------------------
Sales and Marketing                        $6,102          15%          $5,311         8%   $4,910
General and Administrative                  2,588         (19%)          3,207        18%    2,716
Research and Development                    1,600          (2%)          1,640        15%    1,425
--------------------------------------------------------------------------------------------------

  Many sales and marketing expense categories increased in 2000 and 1999 including salaries, fringe, royalties, commissions, trade shows and travel as well as technical service in 1999. The increase in 2000 compared to 1999 is the result of continued expansion of sales activities both domestically and internationally to gain wider distribution of products dedicated to food and animal safety. The Company expects to continue to expand its sales and marketing efforts in the future.

  The decrease in General and Administrative expense in 2000 was the result of the recovery of legal fees in the Vicam litigation. Other factors that affected this category of expense included expenses related to employment of additional personnel, particularly in accounting, offset by a recovery of certain state taxes.

  The 1999 increase in General and Administrative expense was due to two factors. Increases in sales volume and overall business activity resulted in the need for additional administrative staff. The increase in staff, along with higher accruals for bonuses due to improved operating performance, resulted in $208,000 of higher salary and fringe expense. In addition, legal and professional fees increased $259,000 compared to 1998.

  Management believes that the Company is not involved in any material adverse legal proceedings. However, Neogen is a party in lawsuits as discussed in ITEM
3. LEGAL PROCEEDINGS in this Form 10-K. Management intends to vigorously pursue this litigation and cannot predict the outcome of these lawsuits. Furthermore, management has no way to predict the level of expenses that may be incurred in fiscal year 2001 in pursuing this litigation.

  Management believes that research and development is critical to the Company's future and expects to continue to incur expenses at approximately the current percentage of revenue.

OTHER INCOME (DOLLARS IN THOUSANDS)                   2000  Increase    1999  (Decrease)    1998
------------------------------------------------------------------------------------------------
Other Income:
     Litigation Settlement                          $1,100    n/a      $  --               $  --
     Interest and Other                                821       689%    104        (88%)    897
------------------------------------------------------------------------------------------------
TOTAL                                               $1,921     1,747%  $ 104        (88%)  $ 897
------------------------------------------------------------------------------------------------

  Other income increased significantly in 2000. This was due to improved interest earnings due to higher rates and the settlement of the Vicam litigation and the absence of factors that reduced other income in the prior year.

  Other income declined significantly in 1999. This was primarily due to the loss on sale of the Company's human clinical product line and related fourth quarter charge for closure of a manufacturing facility, which totaled approximately $629,000. (See Note 5 of Notes to Consolidated Financial Statements). In addition, interest income decreased during 1999 due to lower rates and lower average invested balances.

NET INCOME AND NET INCOME PER SHARE                              2000  Increase      1999  Increase      1998
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
Net Income                                                     $3,073        36%   $2,255         0%   $2,248
Net Income Per Share - Diluted                                 $ 0.52              $ 0.37              $ 0.35
-------------------------------------------------------------------------------------------------------------

  During fiscal 2000, the Company's operating income decreased by $200,000, principally because of less than expected operating results in the second quarter due to unavailable BotVax B vaccine and margin declines due to product mix changes. Additionally, the Company increased sales and marketing expenditures but did not see substantial results therefrom until late in the year. Other income increased from the Vicam litigation settlement and the absence of the loss from sale of product line that reduced this category in 1999.

  The Company's effective Federal Income Tax rate has historically been significantly less than the statutory rate because of available net operating loss and credit carryovers. These items have been substantially utilized which will result in tax expense approaching the statutory rate in future years. The 2000 tax rate increased to 28% from 15% in 1999 as a result of these factors.

FINANCIAL CONDITION AND LIQUIDITY

  At May 31, 2000 the Company had $10,670,000 in cash and marketable securities, working capital of $18,265,000 and stockholders' equity of $25,804,000. In addition, the Company had unused bank lines of credit totaling $10,000,000.

  Cash and marketable securities increased $3,000 during fiscal 2000. Cash provided from operations, including the settlement of the Vicam litigation totaling $2,000,000, was offset by the aggregate of the acquisition of Acumedia Manufacturers, Inc. for $2,650,000, the use of $1,326,000 for the purchase of 221,000 shares of the Company's common stock (See Notes 3, 4 and 12 of the Notes to Consolidated Financial Statements) and $920,000 for purchases of property, equipment and other assets. On June 2, 2000, the Company closed the acquisition of substantially all of the assets of AmVet Pharmaceuticals with the payment of $3,400,000. (See Note 14 of the Notes to Consolidated Financial Statements.)

  The increase in accounts receivable resulted from $900,000 of accounts receivable related to the Acumedia acquisition and fourth quarter 2000 sales increases in excess of 23% when compared to the fourth quarter of 1999.

  Inventory levels, exclusive of the $1,300,000 of inventory related to the Acumedia acquisition, actually decreased during the year. This is the result of continued effort on the part of management to control the level of this asset while maintaining high levels of customer service.

  Prepaid expenses and other current assets declined $300,000 following application of $375,000 of prepaid Federal Income Taxes included in this category in 1999.

Increases in property and equipment and goodwill principally resulted from the acquisition of Acumedia.

  The increase in accounts payable is due to the addition of Acumedia and higher than normal accruals of legal fees related to the Vicam litigation.

  Current maturities of long-term debt include a $450,000 note issued as part of the acquisition of Acumedia. The note is due in February 2001.

  Other than the note issued in connection with the Acumedia acquisition, the Company did not borrow any funds during fiscal 2000 and made scheduled payments totaling $49,000 on long-term debt. At May 31, 2000, the Company had no material commitments for capital expenditures. Inflation and changing prices have not had and are not expected to have a material effect on the Company's operations.

  Neogen has been profitable for 28 of its last 29 quarters and has generated positive cash from operations during the period. Management believes that the Company's existing cash and marketable securities at May 31, 2000, along with available bank lines of credit and cash expected to be generated from operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               NEOGEN CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS     17


CONSOLIDATED FINANCIAL STATEMENTS
       Balance Sheets                               18-19
       Statements of Income                            20
       Statements of Stockholders' Equity              21
       Statements of Cash Flows                        22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          23-34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2000. We have also audited the schedule listed in Item 14(b). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                                BDO SEIDMAN, LLP

Troy, Michigan
July 14, 2000

                                             NEOGEN CORPORATION AND SUBSIDIARIES

                                                     Consolidated Balance Sheets
================================================================================

May 31,                                                                                    2000               1999
------------------------------------------------------------------------------------------------------------------
ASSETS (Note 6)


CURRENT ASSETS
 Cash                                                                               $ 2,198,189        $ 1,062,811
 Marketable securities (Note 2)                                                       8,471,740          9,603,844
 Accounts receivable, less allowance for doubtful accounts of                         4,876,692          3,295,536
  $361,000 and $166,000
 Inventories                                                                          5,393,017          4,360,580
 Prepaid expenses and other current assets                                              662,201            960,745
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 21,601,839         19,283,516
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
 Land and improvements                                                                   90,532             79,263
 Buildings and improvements                                                           1,344,792            786,066
 Machinery and equipment                                                              4,962,938          4,331,297
 Furniture and fixtures                                                                 462,316            375,983
------------------------------------------------------------------------------------------------------------------

                                                                                      6,860,578          5,572,609
 Less accumulated depreciation                                                        4,205,333          3,424,668
------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                            2,655,245          2,147,941
------------------------------------------------------------------------------------------------------------------

INTANGIBLE AND OTHER ASSETS
------------------------------------------------------------------------------------------------------------------
 Goodwill, net of accumulated amortization of $682,711 and                            3,892,260          3,199,802
  $511,106 (Note 3)
 Other assets, net of accumulated amortization of $662,013 and                        1,379,097          1,476,879
  $544,600 (Note 3)
------------------------------------------------------------------------------------------------------------------

TOTAL INTANGIBLE AND OTHER ASSETS                                                     5,271,357          4,676,681
------------------------------------------------------------------------------------------------------------------

                                                                                    $29,528,441        $26,108,138
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES

                                                     Consolidated Balance Sheets
================================================================================

May 31,                                                                                    2000               1999
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                   $ 1,742,818        $   842,429
 Accruals
  Compensation and benefits                                                             633,055            606,689
  Income taxes                                                                          430,250                  -
  Other                                                                                  32,584            430,828
 Current maturities of long-term debt (Note 6)                                          498,672             48,672
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             3,337,379          1,928,618

LONG-TERM DEBT, less current maturities (Note 6)                                         77,048            125,720

OTHER LONG-TERM LIABILITIES                                                             310,168            267,982
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     3,724,595          2,322,320
------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 3, 9 and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 12)
 Preferred stock, $1.00 par value, shares authorized                                          -                  -
  100,000, none issued and outstanding
 Common stock, $.16 par value, shares authorized 20,000,000;                            923,710            948,685
  issued and outstanding 5,773,187 and 5,929,279
 Additional paid-in capital                                                          21,205,218         22,235,726
 Retained earnings                                                                    3,674,918            601,407
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           25,803,846         23,785,818
------------------------------------------------------------------------------------------------------------------


                                                                                    $29,528,441        $26,108,138
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES

                                               Consolidated Statements of Income
================================================================================



Year Ended May 31,                                                          2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------
NET SALES                                                            $23,512,018          $22,179,008          $18,488,389

COST OF GOODS SOLD                                                    10,860,468            9,476,873            7,959,655
--------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                          12,651,550           12,702,135           10,528,734

--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
 Sales and marketing                                                   6,101,683            5,311,494            4,909,997
 General and administrative (Note 4)                                   2,587,514            3,206,969            2,715,738
 Research and development                                              1,599,782            1,639,600            1,424,583
--------------------------------------------------------------------------------------------------------------------------

                                                                      10,288,979           10,158,063            9,050,318
--------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                       2,362,571            2,544,072            1,478,416
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
 Litigation settlement (Note 4)                                        1,100,000                    -                    -
 Interest income                                                         560,739              493,430              605,990
 Interest expense                                                        (12,106)             (15,945)             (22,581)
 Loss on sale of product line (Note 5)                                         -             (628,839)                   -
 Other                                                                   272,307              255,210              313,548
--------------------------------------------------------------------------------------------------------------------------

                                                                       1,920,940              103,856              896,957
--------------------------------------------------------------------------------------------------------------------------


INCOME BEFORE TAXES ON INCOME                                          4,283,511            2,647,928            2,375,373

TAXES ON INCOME (Note 8)                                               1,210,000              393,000              127,000
--------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                           $ 3,073,511          $ 2,254,928          $ 2,248,373
==========================================================================================================================

BASIC EARNINGS PER SHARE                                             $       .52          $       .37          $       .36
DILUTED EARNINGS PER SHARE                                           $       .52          $       .37          $       .35
==========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES

                                 Consolidated Statements of Stockholders' Equity
================================================================================




                                                              Common Stock                      Additional            Retained
                                                 ------------------------------------              Paid-In            Earnings
                                                       Shares            Amount                    Capital            (Deficit)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 1, 1997                                  6,110,608             $977,697          $23,937,397          $(3,901,894)
 Exercise of options                                      97,100               15,536              329,958                    -
 Exercise of warrants                                        471                   76                2,194                    -
 Net income for the year                                       -                    -                    -            2,248,373
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1998                                  6,208,179              993,309           24,269,549           (1,653,521)
 Exercise of options                                      35,800                5,728               84,810                    -
 Repurchase of common stock (Note 12)                   (314,700)             (50,352)          (2,118,633)                   -
 Net income for the year                                       -                    -                    -            2,254,928
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999                                  5,929,279              948,685           22,235,726              601,407
 Exercise of options and warrants                         64,931               10,389              259,823                    -
 Repurchase of common stock (Note 12)                   (221,023)             (35,364)          (1,290,331)                   -
 Net income for the year                                       -                    -                    -            3,073,511
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000                                  5,773,187             $923,710          $21,205,218          $ 3,674,918
===============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES

                                           Consolidated Statements of Cash Flows
================================================================================





Year Ended May 31,                                                              2000                  1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $  3,073,511          $  2,254,928          $  2,248,373
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                                             945,979               878,886               724,524
   Loss on sale of product line                                                    -               628,839                     -
   Changes in operating assets and liabilities,
     net of acquisitions
     Accounts receivable                                                    (736,480)             (311,541)             (622,662)
     Inventories                                                             143,188               342,794              (449,877)
     Prepaid expenses and other current assets                               298,544              (442,881)              (81,947)
     Accounts payable                                                        850,389               263,615              (264,171)
     Accrued expense and other liabilities                                   100,558                67,121               (89,450)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,675,689             3,681,761             1,464,790
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from marketable securities                                      31,415,208            25,388,316            25,575,582
 Purchases of marketable securities                                      (30,283,104)          (25,123,298)          (23,119,531)
 Purchases of property, equipment and other assets                          (920,201)             (876,726)             (624,706)
 Acquisitions                                                             (2,648,059)             (600,000)           (3,587,033)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (2,436,156)           (1,211,708)           (1,755,688)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common shares                                 270,212                90,538               347,764
 Repurchase of common stock                                               (1,325,695)           (2,168,985)                    -
 Payments on long-term borrowings                                            (48,672)              (48,672)              (55,853)
--------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (1,104,155)           (2,127,119)              291,911
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                       1,135,378               342,934                 1,013
CASH, at beginning of year                                                 1,062,811               719,877               718,864
--------------------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                                    $  2,198,189          $  1,062,811          $    719,877
================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             NEOGEN CORPORATION AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
================================================================================

1.  SUMMARY OF                   Nature of Operations
    ACCOUNTING POLICIES
                                 Neogen Corporation and subsidiaries (the
                                 Company) develop, manufacture, and sell a diverse line of products dedicated to food and animal safety. The Company's products are currently used for animal health applications, food safety testing and in medical research.

                                 Basis of Consolidation

                                 The consolidated financial statements include the accounts of Neogen Corporation, Ideal Instruments, Inc. (Ideal), Acumedia Manufacturing, Inc. (Acumedia), AMPCOR Diagnostics, Inc. (AMPCOR - see Note 5) and two majority owned companies which are general partners for research limited partnerships. The investments in partnerships are not significant to the consolidated financial statements.

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

                                 Concentrations of Credit Risk

                                 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company attempts to minimize credit risk by reviewing all customer's credit history before extending credit and by monitoring customer's credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                                 Fair Values of Financial Instruments

                                 The carrying amounts of accounts receivable, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value because of the short maturity of these items.

                                 The carrying amounts of the long-term debt issued pursuant to the Company's bank credit agreements approximate fair value because the interest rates on these instruments change with market rates.

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

                                 Inventories

                                 Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                                                       2000           1999
                                 ---------------------------------------------------------
                                 Raw materials                  $ 2,206,835    $ 1,809,725
                                 Work-in-process                    678,117        755,225
                                 Finished goods                   2,508,065      1,795,630
                                 ---------------------------------------------------------

                                                                $ 5,393,017    $ 4,360,580
                                 =========================================================

                                 Property and Equipment

                                 Property and equipment is stated at cost.
                                 Expenditures for major improvements are
                                 capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $656,961, $542,024 and $469,324 in 2000, 1999 and 1998, respectively.

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

                                 Long-lived Assets

                                 The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. If necessary, impairment will be measured based on the difference between discounted future cash flows and the net book value of the related assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

                                 Revenue Recognition

                                 The Company recognizes product sales at the time of shipment.

                                 Earnings Per Share

                                 Earnings per share is calculated according to Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The Company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options and warrants. The following table presents the earnings per share calculations:

                                 For the Year Ended May 31,                             2000             1999             1998
                                 ---------------------------------------------------------------------------------------------
                                 Numerator for Basic and Diluted   Earnings
                                 Per Share
                                 Net income                                       $  3,073,511     $  2,254,928    $ 2,248,373
                                 ---------------------------------------------------------------------------------------------

                                 Denominator
                                 Denominator for basic earnings per
                                 share - weighted average shares                     5,905,623        6,099,129      6,176,995


                                 Effect of Dilutive Securities
                                 Stock options and warrants                             16,859           41,734        219,860
                                 ---------------------------------------------------------------------------------------------

                                 Dilutive Potential Common Stock
                                 Denominator for diluted earnings
                                 per share - adjusted weighted
                                 average shares and assumed
                                 conversions                                         5,922,482        6,140,863      6,396,855
                                 =============================================================================================

                                 Basic Earnings Per Share                         $        .52     $        .37    $        36
                                 =============================================================================================

                                 Diluted Earnings Per Share                       $        .52     $        .37    $       .35
                                 =============================================================================================

                                 Options to purchase 616,200, 441,100, and 33,400 shares of common stock at prices ranging from $6.50 to $13.25, $7.13 to $13.25, and
                                 $11.31 to $13.25 in 2000, 1999, and 1998,
                                 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

2.  MARKETABLE                   The Company currently invests in only high
    SECURITIES                   quality, short-term investments with maturity
                                 dates of less than one year, which are
                                 classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 2000 and 1999. Additionally, since investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. The following table presents the estimated fair value breakdown of investment by category:

                                                                                          2000           1999
                                 ----------------------------------------------------------------------------
                                 Corporate Debt Securities                        $  8,471,740    $ 9,341,730
                                 U.S. Treasury and Agency Securities                         -        262,114
                                 ----------------------------------------------------------------------------
                                                                                  $  8,471,740    $ 9,603,844
                                 ============================================================================

3.  Acquisitions                 On February 17, 2000, Neogen Corporation
                                 purchased 100% of the common stock of Acumedia with principal offices in Baltimore, Maryland.
                                 Acumedia is an internationally recognized producer of culture media. The acquisition was accounted for using the purchase method.

                                 Initial consideration for the purchase,
                                 including direct acquisition related expenses, was $3,098,000, which included cash payments and a one year 7% promissory note of $450,000 (see Note 6). The initial consideration resulted in goodwill of approximately $660,000. Additional consideration of up to $1,000,000 may be due to the seller in March 2001 based on Acumedia achieving specified levels of post closing revenues.

                                 Unaudited proforma financial information as if the acquisition of Acumedia had taken place on June 1, 1998 is as follows:

                                                                                           2000             1999
                                 -------------------------------------------------------------------------------
                                 Revenues                                         $  26,081,000   $   25,856,000
                                 Net income                                           2,901,000        1,843,000
                                 -------------------------------------------------------------------------------

                                 Earnings Per Share - Basic And
                                 Diluted                                                    .49              .30
                                 ===============================================================================

                                 These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the related effect on income tax expense. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future.

                                 In August 1998, the Company purchased certain inventory and technology from BioPort Corporation of Lansing, Michigan. The purchase price consisted of a single cash payment of $600,000. All acquired assets were integrated with the Company's Lexington, Kentucky division.

                                 Effective December 30, 1997, Neogen acquired certain assets of Vetoquinol, U.S.A., Inc. located in Tampa, Florida. The acquisition was accounted for by the purchase method. Neogen continues to operate the production facility in Tampa and has relocated all sales and administrative functions to the Company's Lexington, Kentucky facility. The purchase price consisted of cash payments totaling approximately $2,188,000.

                                 Effective July 1, 1997, Neogen acquired certain assets of Triple Crown, a division of W.J. Bartus, Inc. of Fort Pierce, Florida. The acquisition was accounted for by the purchase method and all acquired assets, consisting of inventory, fixed assets and 20 related products were moved to the Company's Lexington, Kentucky division. The initial purchase price consisted of a cash payment of approximately $1,400,000. A second and final cash payment of $500,000 is due provided the seller meets certain conditions of the asset purchase agreement.

                                 Additional consideration, if any, in connection with the aforementioned acquisitions will be recorded as additional goodwill and amortized over the remaining amortization period.

4.  Litigation Settlement        In the fourth quarter of fiscal 2000, the
                                 Company reached a settlement with Vicam L.P., Vicam Management Corporation, and Jack C. Radlo
                                 ("Vicam") on all claims against Vicam not previously settled. The settlement included reimbursement of $900,000 to Neogen for legal and professional fees and expenses, and $1,100,000 to settle all claims.

                                 The reimbursement of legal and professional fees and expenses was netted against general and administrative expenses in fiscal 2000, which included approximately $750,000 of such expenses.

5.  SALE OF PRODUCT LINE         In the fourth quarter of fiscal 1999, the
                                 Company sold its AMPCOR human clinical product line and related assets in exchange for notes receivable of approximately $500,000, the majority of which is due in monthly installments through April 2004. In connection with the asset sale, the Company closed the AMPCOR facility located in Bridgeport, New
                                 Jersey and moved its remaining AMPCOR
                                 manufacturing operations for diagnostic test kits to detect microorganisms to the Company's headquarters in Lansing, Michigan. As a result of the asset sale and related facility closure, the Company recorded a loss of $628,839.
                                 Included in the loss was approximately $200,000 related to lease obligations, employee severance costs and other expenses incurred to close the facility. Sales of human clinical products were not material to the consolidated sales of the Company in 1999 and 1998.

6.  NOTES PAYABLE AND            The Company and its subsidiaries have
    LONG-TER DEBT                available working capital lines-of-credit and
                                 borrowing arrangements with banks totalling
                                 $2,500,000. At May 31, 2000 and 1999, there
                                 were no borrowings outstanding. These
                                 arrangements bear interest at rates ranging from the prime rate less .50% to the prime rate
                                 (the prime rate was 9.5% at May 31, 2000), and are collateralized by substantially all assets of the Company and its subsidiaries.

                                 In addition, the Company maintains an unsecured acquisition line-of-credit in the amount of $7,500,000 at the prime rate less .50%. There were no borrowings on this line-of-credit at May 31, 2000 and 1999.

                                 Long-term debt consisted of the following:

                                                                       2000           1999
                                 ---------------------------------------------------------
                                 Note payable                   $   450,000    $         -
                                 Term note payable                  125,720        174,392
                                 ---------------------------------------------------------

                                                                    575,720        174,392
                                 Less current maturities            498,672         48,672
                                 ---------------------------------------------------------

                                 Total Long-Term Debt           $    77,048    $   125,720
                                 =========================================================

                                 The note payable is due in February 2001 and bears interest at 7%.

                                 The term note is payable in sixty monthly installments of $4,056 plus interest at the prime rate less .50%, is due in fiscal 2003 and is collateralized by substantially all the assets of Neogen.

                                 The terms of certain financing agreements contain, among other provisions, the requirements to meet certain financial ratios and levels of working capital and tangible net worth, and restrict the payment of dividends.

                                 Maturities of long-term debt are: 2001 -
                                 $498,672; 2002 - $48,672; and 2003 - $28,376


7.   STOCK OPTIONS AND           The Company maintains Stock Option Plans (the
     STOCK WARRANTS              Plans) under which qualified and non-qualified
                                 options to purchase shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The number of shares authorized for issuance under the Plans is 1,459,375. At May 31, 2000, options have been granted with three to five year vesting schedules and option terms of five to ten years. A total of 12,000 shares were available for future grants under the Plans.

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

                                                             2000             1999            1998
                                 ==================================================================
                                 Net Income
                                   As reported        $   3,073,511   $   2,254,928   $   2,248,373
                                   Pro forma              2,627,331       1,917,963       1,921,062

                                 Earnings Per Share
                                   As reported:
                                     Basic                      .52             .37             .36
                                     Diluted                    .52             .37             .35
                                   Pro forma:
                                     Basic                      .44             .31             .31
                                     Diluted                    .44             .31             .30
                                 ==================================================================

                                 The following is a summary of the Plan's activity:

                                                                                            Weighted Average
                                                                                     Shares   Exercise Price
                                 ---------------------------------------------------------------------------
                                 Outstanding at June 1, 1997 (219,077 exercisable)  489,700         $   5.73
                                 Granted                                            145,000             9.08
                                 Exercised                                          (97,100)            3.56
                                 Forfeited                                          (10,700)            6.94
                                 ---------------------------------------------------------------------------
                                 Outstanding at May 31, 1998 (209,544 exercisable)  526,900             7.03
                                 Granted                                            161,500             7.05
                                 Exercised                                          (35,800)            2.71
                                 Forfeited                                          (52,900)            7.47
                                 ---------------------------------------------------------------------------
                                 Outstanding at May 31, 1999 (265,518 exercisable)  599,700             7.25
                                 Granted                                            198,500             6.44
                                 Exercised                                          (21,666)            3.55
                                 Forfeited                                          (70,500)            6.80
                                 ---------------------------------------------------------------------------
                                 Outstanding at May 31, 2000 (295,182 exercisable)  706,034         $   7.18
                                 ===========================================================================

                                 The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: dividend yield of 0%; expected volatility of 51.0%, 52.0% and 55.0%; risk free interest rates of 5.7%, 5.2% and 6.0%; and expected lives of four years.

                                 The weighted-average grant date fair value of options granted in 2000, 1999 and 1998 was $2.97, $3.24 and $4.32, respectively.

                                 The following is a summary of stock options outstanding at May 31, 2000:

                                                ------------------------------------------   --------------------------
                                                          Options Outstanding                    Options Exercisable
                                                ------------------------------------------   --------------------------
                                                                  Average        Weighted                      Weighted
                                                                 Remaining       Average                       Average
                                                                Contractual      Exercise                      Exercise
                                                  Number        Life (Years)      Price         Number          Price
                               ---------------------------------------------------------------------------------------
                                $  2.75 - 2.75    10,000             2.4         $ 2.75          10,000         $ 2.75
                                   4.63 - 6.88   311,834             4.9           6.33          86,528           6.07
                                   7.13 - 9.25   350,800             3.9           7.58         176,382           7.65
                                 11.31 - 13.25    33,400             5.3          12.31          22,272          12.31
                               ---------------------------------------------------------------------------------------
                                $ 2.75 - 13.25   706,034             4.4         $ 7.18         295,182         $ 7.37
                               ---------------------------------------------------------------------------------------

                                 The weighted-average exercise price of the 265,518 shares which were exercisable at May 31, 1999 and 209,544 shares which were exercisable at May 31, 1998 was $6.72 and $5.69, respectively.

                                 The following table summarizes warrant activity for the years ended May 31, 2000, 1999 and 1998. All warrants are exercisable for unregistered common stock of the Company and expire in 2010.

                                                                                       Warrant
                                                                           Shares        Price
                                 --------------------------------------------------------------
                                 Outstanding Warrants June 1, 1997          48,592       $4.82
                                 Warrants exercised during the year           (471)       4.82
                                 Warrants expiring during the year          (4,856)       4.82
                                 --------------------------------------------------------------

                                 Outstanding Warrants at May 31, 1998       43,265        4.82
                                 Warrants exercised during the year             --          --
                                 Warrants expiring during the year              --          --
                                 --------------------------------------------------------------

                                 Outstanding Warrants at May 31, 1999       43,265        4.82
                                 Warrants exercised during the year        (43,265)       4.82
                                 Warrants granted during the year            8,000        6.25
                                 --------------------------------------------------------------

                                 Outstanding Warrants at May 31, 2000        8,000       $6.25
                                 ==============================================================

8.  TAXES ON INCOME              Income taxes are calculated using the liability
                                 method specified by SFAS No. 109 "Accounting for Income Taxes."

                                 The provision for taxes on income consisted of the following:

                                                  2000             1999           1998
                                 ---------------------------------------------------------
                                 Current:
                                   Federal     $1,180,000      $  367,000      $   41,000
                                   State           30,000          26,000          86,000
                                 Deferred             --              --              --
                                 ---------------------------------------------------------

                                               $1,210,000      $  393,000      $  127,000
                                 =========================================================

                                 Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2000 and 1999 are as follows:

                                 Deferred tax liabilities:
                                                                                     2000            1999
                                 --------------------------------------------------------------------------
                                 Property and equipment                           $ 193,000       $ 165,000
                                 Losses of affiliated partnerships                   35,000          44,000
                                 --------------------------------------------------------------------------

                                 Total Deferred Tax Liabilities                     228,000         209,000
                                 --------------------------------------------------------------------------

                                 Deferred tax assets:

                                 Inventory and accounts receivable                  274,000         160,000
                                 Accruals                                           232,000         129,000
                                 Tax credit carryforwards                                --         232,000
                                 --------------------------------------------------------------------------
                                                                                    506,000         521,000
                                 Valuation Allowance for Deferred Tax Assets       (278,000)       (312,000)
                                 --------------------------------------------------------------------------
                                 Net Deferred Tax Assets                            228,000         209,000
                                 --------------------------------------------------------------------------
                                 Net Deferred Tax                                 $      --       $      --
                                 ==========================================================================

                                 The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 2000, 1999 and 1998 is as follows:

                                                                             2000              1999             1998
                                 -------------------------------------------------------------------------------------
                                 Tax at U.S. statutory rates          $ 1,456,000       $   900,000       $   808,000
                                 Adjustment of valuation allowance        (34,000)         (387,000)         (634,000)
                                 Prior year adjustments                   (71,000)               --                --
                                 Tax credits                              (60,000)               --                --
                                 Alternative minimum tax                       --                --            41,000
                                 Other                                    (81,000)         (120,000)          (88,000)
                                 -------------------------------------------------------------------------------------
                                 Taxes on Income                      $ 1,210,000       $   393,000       $   127,000
                                 =====================================================================================

9.  COMMITMENTS                  The Company has agreements with related
                                 research limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products.
                                 Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 2000, 1999 and 1998 was $752,000, $780,000 and $713,000, respectively.

                                 The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2000, 1999 and 1998 was $298,000, $302,000 and $282,000,
                                 respectively. Future minimum rental payments for these leases are as follows: 2001 - $244,000; 2002 - $125,000; 2003 - $82,000; and
                                 2004 - $7,000.

10.  DEFINED CONTRIBUTION        The Company maintains a defined contribution
     BENEFIT PLAN                401(k) benefit plan covering substantially all
                                 employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company's expense under this plan was $152,000, $117,000 and $73,000 for the years ended May 31, 2000, 1999 and 1998, respectively.

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

                                 Segment information for the years ended May 31, 2000, 1999 and 1998 was as follows:

                                                                        Food           Animal      Corporate and
                                                                       Safety          Safety       Eliminations        TOTAL
                                 -----------------------------------------------------------------------------------------------
                                 2000

                                 Net sales from external customers  $ 11,633,844  $ 11,878,174      $         --    $ 23,512,018
                                 Operating income                      1,593,219     1,364,064          (594,712)      2,362,571
                                 Depreciation and amortization           428,010       517,969                --         945,979
                                 Litigation settlement                        --            --         1,100,000       1,100,000
                                 Interest income                              --         1,797           558,942         560,739
                                 Income taxes                            450,880       328,211           430,909       1,210,000
                                 Total assets                         10,757,192    10,382,817         8,388,432      29,528,441
                                 Expenditures for long-lived assets      395,005       525,196                --         920,201
                                 ================================================================================================

                                 1999

                                 Net sales from external customers  $ 10,069,469  $ 12,109,539      $         --    $ 22,179,008
                                 Operating income                      1,513,369     1,754,234          (723,531)      2,544,072
                                 Depreciation and amortization           378,581       500,305                --         878,886
                                 Interest income                           2,350           253           490,827         493,430
                                 Loss on sale of product line           (628,839)           --                --        (628,839)
                                 Income taxes                            213,042       297,415          (117,457)        393,000
                                 Total assets                          6,444,122     9,767,902         9,896,114      26,108,138
                                 Expenditures for long-lived assets      534,733       341,993                --         876,726
                                 ================================================================================================

                                 1998

                                 Net sales from external customers  $  8,418,957  $ 10,069,432      $         --    $ 18,488,389
                                 Operating income                      1,276,400     1,013,892          (811,876)      1,478,416
                                 Depreciation and amortization           358,147       366,377                --         724,524
                                 Interest income                              35           396           605,559         605,990
                                 Income taxes                            251,190       155,554          (279,744)        127,000
                                 Total assets                          5,611,458    10,055,351         9,745,833      25,412,642
                                 Expenditures for long-lived assets      291,022       333,684                --         624,706
                                 ================================================================================================

                                 (1) Includes corporate assets, consisting of
                                     marketable securities, and overhead
                                     expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

                                 The Company has no long-lived assets outside of the United Sates and no significant foreign operations. Export sales amounted to $4,768,300 or 20% of consolidated sales in 2000, $4,913,782 or 22% in 1999 and $4,039,571 or 22%
                                 in 1998, respectively, and were derived
                                 primarily in the geographic areas of South and Latin America, Canada, Europe and the Far East. The Company does not have sales to any single foreign county or any single customer exceeding 10% of consolidated sales.

12.  STOCK REPURCHASE            The Company's Board of Directors have
                                 authorized the purchase of up to 750,000 shares of the Company's common stock. As of May 31, 2000, the Company had purchased 535,723 shares in negotiated and open market transactions for a total price, including commissions, of approximately $3,500,000. Shares purchased under this buy-back program will be retired or used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

13.  SUPPLEMENTAL DISCLOSURE     Cash paid for income taxes totaled $681,000,
     OF CASH FLOWS INFORMATION   $749,000, and $65,000 in 2000, 1999 and 1998,
                                 respectively. Cash paid for interest totaled
                                 $12,000, $16,000 and $23,000 in 2000, 1999 and
                                 1998, respectively.

                                 Non-Cash Investing and Financing Activities

                                 In February 2000 the Company acquired Acumedia for cash and a $450,000 note payable.

                                 In the fourth quarter of fiscal 1999, the Company sold its AMPCOR human clinical product line and related assets in exchange for notes receivable of approximately $500,000.

14.  SUBSEQUENT EVENT            On June 2, 2000, the Company acquired
                                 substantially all of the assets of AmVet
                                 Pharmaceuticals ("AmVet") located in Yaphank,
                                 New York. The purchase price, subject to certain post closing adjustments, was
                                 $3,400,000 paid in cash, with provisions for up to an additional $1,000,000 to be paid to AmVet based on it achieving specified levels of past closing revenues.

                                 The Company intends to move the operations of AmVet to its Animal Safety Division in Lexington, Kentucky.

15.  SUMMARY OF Quarterly Data
     (Unaudited)

                                                                            Fiscal Quarter Ended
                                                             ---------------------------------------------
                                                               August    November   February          May
                                                                 1999        1999       2000        2000
                                 -------------------------------------------------------------------------
                                                             (Dollars in thousands, except per share data)
                                 Net sales                     $5,340      $5,425      $6,276      $6,471
                                 Gross profit                   3,079       2,972       3,555       3,046
                                 Net income                       808         339         627       1,300
                                 Basic earnings per share         .14         .06         .11        ..22
                                 Diluted earnings per share       .14         .06         .11         .22
                                 =========================================================================

                                 The quarter ended May 31, 2000 includes the litigation settlement discussed in Note 4.

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

                                                                                   YEAR JOINED
NAME                                      POSITION WITH THE COMPANY                THE COMPANY
----                                      -------------------------                -----------
James L. Herbert            Chairman, President, Chief Executive Officer, Director    1982
Thomas H. Reed              Secretary, Director                                       1995
Brinton M. Miller, Ph.D.    Senior Vice President                                     1984
Lon M. Bohannon             Vice President, Chief Operating Officer, Director         1985
Gerald S. Traynor           Vice President                                            1990
Terri A. Morrical           Vice President                                            1992
Edward L. Bradley           Vice President                                            1994
Joseph M. Madden, Ph.D.     Vice President, Scientific Affairs                        1997
Paul S. Satoh, Ph.D.        Vice President, Diagnostic Research & Development         1998
David A. Wall               Vice President, Diagnostic Manufacturing                  1998
Anthony E. Maltese          Manager, Corporate Development                            1999
Richard R. Current          Vice President, Chief Financial Officer                   1999

There are no family relationships among officers. Information concerning the executive officers of the Company follows:

James L. Herbert, age 60, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. In 1999, he assumed the additional position of Chairman of the Board. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Thomas H. Reed, age 54, was elected to the Board of Directors in October 1995 and was elected Secretary in October 1999. Mr. Reed formerly was Vice President of MLE Marketing, a division of Southern States Cooperative, Inc. Prior to assuming that position, he served as President and Chief Financial Officer for Michigan Livestock Exchange. Mr. Reed is a member of the Board of Directors of the National Livestock Producers Association and is a former chairman of the Michigan State University Board of Trustees.

Dr. Brinton M. Miller, age 73, joined the Company in January 1984 as Vice President of Research and Development. He presently serves on a part-time basis, as the Company's Senior Vice President. Prior to joining Neogen, Dr. Miller held numerous research management positions during his 27-year career with Merck, Sharp and Dohme Laboratories.

Lon M. Bohannon, age 47, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. He is responsible for all Company operations except research, finance, and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young from June 1975 to March 1980.

Gerald S. Traynor, age 65, joined Neogen in July 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

Terri A. Morrical, age 35, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company's Lexington division and is responsible for all sales pertaining to animal safety. Mrs. Morrical graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Edward L. Bradley, age 40, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in their Food Animal Products Division. Prior to joining Mallinckrodt, Bradley held several sales and marketing positions for Stauffer Chemical Company.

Dr. Joseph M. Madden, age 51, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation's top experts on both scientific and regulatory issues relating to food safety.

Dr. Paul S. Satoh, age 63, became Neogen's Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist and research manager at Pharmacia & Upjohn Inc. Dr. Satoh joined Neogen after serving nearly six years on the Company's Scientific Review Council as an immunology specialist. At Upjohn, Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor, and general studies in chemistry and social issues in biology at Western Michigan University. His most recent positions at Pharmacia & Upjohn included senior scientist in drug metabolism research and senior scientist for strategic information analysis and competitive intelligence.

David A. Wall, age 52, joined Neogen Corporation in October 1998 as Vice President and General Manager of Ampcor Diagnostics Incorporated. In May 1999, he assumed his current position as Vice President of Diagnostic Manufacturing and Quality Control. Before joining Neogen, he served as Manager of the immunodiagnostics operations for REMEL, Inc. in Augusta, GA, a position he held since 1992. Prior to that, Mr. Wall served as founder, President and Chairman of the Board for Medical Diagnostic Technologies Inc. also in Augusta. Earlier, Mr. Wall served as Laboratory Director for Zeus Scientific, Inc. and in the early 1980's participated in the development of the first commercially available test for Legionnaire's Disease.

Anthony E. Maltese, age 57, joined Neogen on June 1, 1999 as Manager of Corporate Development. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Richard R. Current, age 56, joined the Company in November 1999 as Vice President and Chief Financial Officer. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

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

(b)  Schedule II - Valuation and Qualifying Accounts.

(c) Reports on Form 8-K. The Company filed reports on April 12, 2000 on Form 8-K reporting under Item 5 the settlement of litigation with Vicam L.P. and on April 28, 2000 on Form 8-K reporting under Item 7 financial information of business to be acquired.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEOGEN CORPORATION

         /s/ James L. Herbert             /s/ Richard R. Current
         --------------------             ----------------------
         James L. Herbert, President      Richard R. Current, Vice President
         Chief Executive Officer          Chief Financial Officer

Dated:  August 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  Title                                  Date
---------                                  -----                                  ----
/s/ James L. Herbert            Chairman, Board of Directors,                August 10, 2000
----------------------------       President, Chief Executive Officer,
James L. Herbert                   Director (Principal Executive Officer)


/s/ Lon M. Bohannon             Vice President and Chief Operating Officer   August 10, 2000
----------------------------
Lon M. Bohannon


            *                   Secretary and Director
----------------------------
Thomas H. Reed


            *                   Director
----------------------------
Herbert D. Doan


            *                   Director
----------------------------
Robert M. Book


            *                   Director
----------------------------
Gordon E. Guyer


            *                   Director
----------------------------
G. Bruce Papesh


            *                   Director
----------------------------
Leonard E. Heller, Ph.D.


            *                   Director
----------------------------
Jack C. Parnell


*By: /s/ James L. Herbert                                                    August 10, 2000
     ------------------------
James L. Herbert, Attorney-in-fact

Neogen Corporation

                           Annual Report on Form 10-K
                             Year Ended May 31, 2000

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
 3 (a)   (1)  Articles of Incorporation, as restated
 3 (a)   (1)  By-Laws, as amended
10 (a)   (2)  Neogen Research Limited Partnership II/Neogen Corporation Agreement for the Sale of Patent Rights
              and Related Know How, dated October  14, 1988
10 (b)   (8)  Neogen/Vetoquinol U.S.A., Inc. Asset Purchase Agreement dated December 31, 1997
10 (c)   (8)  Neogen 1997 Stock Option Plan
10 (d)        Tenner Incorporated/AMPCOR Diagnostics, Inc. Asset Purchase Agreement dated April 28, 1999
10 (e)   (6)  Neogen Corporation/United States Department of Agriculture License Agreement, dated June 29, 1994
10 (f)   (4)  Ideal Instruments, Inc. Lease Agreement for 9355 West Byron Street, Schiller Park, Illinois,
              dated June 29, 1993
10 (g)   (2)  Neogen Research Limited Partnership II First Amended and Restated Partnership Agreement, dated
              December 30, 1985
10 (h)   (9)  Neogen/BioPort Corporation Product Purchase Agreement dated May 22, 1998
10 (i)   (8)  Lease Agreement for Florida Manufacturing facilities
10 (j)   (3)  Amended and Restated Incentive Stock Option Plan II and Sample Individual Incentive Stock Option
              agreement
10 (k)   (5)  Neogen/International Diagnostic Systems Asset Purchase Agreement, dated June 27, 1995
10 (l)   (4)  ELISA Technologies Lease Agreement for space at 628 East Third Street, Lexington, Kentucky, dated
              May 19, 1993
10 (m)        Amendment to ELISA Technologies Lease Agreement
10 (n)   (6)  Neogen Corporation/Kahn, Soares and Conway contract
10 (o)   (8)  NBD Bank Loan Documents
10 (p)   (8)  Comerica Bank Loan Documents
10 (q)   (7)  Neogen Corporation/W.J. Bartus, Inc. Asset Purchase Agreement, dated July 3, 1997
10 (r)   (7)  Neogen Corporation/Orion Diagnostica Distribution Agreement
10 (s)   (7)  Neogen Corporation/Oxoid Distribution Agreement
10 (t)   (1)  Stock Purchase Agreement between Registrant and IDEXX Laboratories, Inc., dated February 17, 2000
10 (u)        Lease Agreement for Acumedia Facility
10 (v)        Neogen/AmVet Asset Purchase Agreement, dated June 2, 2000
10 (x)        Amendment to 1997 Neogen Stock Option Plan
21            List of Subsidiaries
23            Consent of Independent Auditors
24            Power of Attorney (included on Signature Page)
27            Financial Data Schedule


(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q dated February 29, 2000.

(2) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-18 (No. 33-29844C) filed July 17, 1989 and amended on August 17, 1989 and August 22, 1989, which Registration became effective August 30, 1989.

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

(6) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-2 (No. 333-12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996.

(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1997.

(8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1998.

(9) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999.

Neogen Corporation and Subsidiaries
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance    Charged To                                Balance
                                             at Beginning     Costs and                                 at End
Description                                       of Year      Expenses   Acquisition (1)  Write-Offs  of Year
===============================================================================================================
Allowance for Doubtful Accounts:
Year Ended May 31:
2000                                             $166,000      $162,000          $90,000      $57,000  $361,000
1999                                              227,000         6,000                        67,000   166,000
1998                                              320,000       (11,000)                       82,000   227,000
===============================================================================================================

(1) Acquisition of Acumedia Manufacturers, Inc. on February 17, 2000.