Form 10-Q
period 2000-08-31
NEOGEN CORP
filed 2000-10-12
CIK 711377

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

             (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended
                                August 31, 2000

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 1, 2000, there were 5,682,000 outstanding shares of Common Stock.

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Interim Financial Statements (unaudited)

         Consolidated Balance Sheets-August 31, 2000 and May 31, 2000

         Consolidated Statements of Income - Three months ended August 31, 2000 and 1999.

         Consolidated Statements of Stockholders' Equity - Three months ended August 31, 2000 and 1999.

         Consolidated Statements of Cash Flows - Three months ended August 31, 2000 and 1999.

         Notes to Interim Consolidated Financial Statements - August
         31, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                               August 31            May 31
                                                                 2000                2000
                                                            -----------------------------------
ASSETS

CURRENT ASSETS
 Cash                                                       $   1,169,000         $  2,198,000
 Marketable securities                                          5,347,000            8,472,000
 Accounts receivable, net                                       5,888,000            4,877,000
 Inventories - note D                                           5,779,000            5,393,000
 Other current assets                                             837,000              662,000
                                                            -------------         ------------
                                   TOTAL CURRENT ASSETS        19,020,000           21,602,000

PROPERTY AND EQUIPMENT, NET                                     2,601,000            2,655,000

INTANGIBLE AND OTHER ASSETS
 Goodwill, net                                                  6,108,000            3,892,000
 Other assets, net                                              1,608,000            1,379,000
                                                            -------------         ------------
                                                            $  29,337,000         $ 29,528,000
                                                            =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $   1,875,000         $  1,743,000
 Other accrued liabilities                                      1,107,000            1,546,000
 Current maturities of long-term notes payable                     48,000               48,000
                                                            -------------         ------------
                              TOTAL CURRENT LIABILITIES         3,030,000            3,337,000

LONG-TERM NOTES PAYABLE                                            65,000               77,000

OTHER LONG-TERM LIABILITIES                                       310,000              310,000

STOCKHOLDERS' EQUITY
 Common stock:
   Par value $.16 per share, 20,000,000
   shares authorized, 5,688,000 shares
   issued at August 31, 2000; 5,773,000
   shares issued at May 31, 2000                                  910,000              924,000
 Additional paid-in capital                                    20,675,000           21,205,000
 Retained-earnings                                              4,347,000            3,675,000
                                                            -------------         ------------
                                                               25,932,000           25,804,000
                                                            -------------         ------------

                                                            $  29,337,000         $ 29,528,000
                                                            =============         ============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES


                                                    Three Months Ended August 31
                                                       2000            1999
                                                    ---------------------------
NET SALES                                           $ 8,124,000     $ 5,340,000
Cost of goods sold                                    4,128,000       2,261,000
                                                    -----------     -----------
    GROSS MARGIN                                      3,996,000       3,079,000

OPERATING EXPENSES
    Sales and marketing                               1,847,000       1,358,000
    General and administrative                          928,000         710,000
    Research and development                            419,000         333,000
                                                    -----------     -----------
                                                      3,194,000       2,401,000
                                                    -----------     -----------
                      INCOME FROM OPERATIONS            802,000         678,000

OTHER INCOME
    Interest income                                     111,000         132,000
    Interest expense                                    (10,000)         (3,000)
    Other                                                69,000          77,000
                                                    -----------     -----------
                                                        170,000         206,000
                                                    -----------     -----------

               INCOME BEFORE TAXES ON INCOME            972,000         884,000

TAXES ON INCOME                                         300,000          76,000
                                                    -----------     -----------

                                  NET INCOME        $   672,000     $   808,000
                                                    ===========     ===========

NET INCOME PER SHARE:

    Basic                                           $      0.12     $      0.14
                                                    ===========     ===========
    Diluted                                         $      0.12     $      0.14
                                                    ===========     ===========


See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                  Common Stock             Additional
                                                         ----------------------------
                                                           Number                           Paid-In            Retained
                                                          of Shares        Amount           Capital            Earnings
                                                         -----------    -------------    ---------------    ---------------
Balance at June 1, 2000                                    5,773,000    $     924,000    $    21,205,000    $     3,675,000
   Repurchase of shares                                      (85,000)         (14,000)          (530,000)

   Net income for the
      three months ended
      August 31, 2000                                                                                               672,000
                                                          ----------    -------------    ---------------    ---------------

Balance at August 31, 2000                                 5,688,000    $     910,000    $    20,675,000    $     4,347,000
                                                          ==========    =============    ===============    ===============



Balance at June 1, 1999                                    5,929,000    $     949,000    $    22,236,000    $       601,000
   Net income for the
      three months ended
      August 31, 1999                                                                                               808,000
                                                          ----------    -------------    ---------------    ---------------

Balance at August 31, 1999                                 5,929,000    $     949,000    $    22,236,000    $     1,409,000
                                                          ==========    =============    ===============    ===============


See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES



                                                                                        Three Months Ended August 31
                                                                                           2000                  1999
                                                                                   ---------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                     $         672,000     $         808,000
    Adjustments to reconcile net income to net cash
     provided from operating activities:
       Depreciation and amortization                                                         332,000               224,000
    Changes in operating assets and
     liabilities:
       Accounts receivable                                                                  (494,000)             (175,000)
       Inventories                                                                             6,000               166,000
        Other current assets                                                                (175,000)             (104,000)
       Accounts payable                                                                      132,000              (174,000)
       Other accrued expenses                                                               (439,000)             (192,000)
                                                                                   -----------------     -----------------
                                                         NET CASH PROVIDED FROM
                                                           OPERATING ACTIVITIES               34,000               553,000

INVESTING ACTIVITIES:
    Sales of marketable securities                                                         3,212,000             7,561,000
    Purchases of marketable securities                                                       (87,000)           (7,809,000)
    Purchases of property and equipment
     and other assets                                                                       (298,000)             (248,000)
    Acquisitions                                                                          (3,334,000)                    -
                                                                                   -----------------     -----------------
                                                               NET CASH USED IN
                                                           INVESTING ACTIVITIES             (507,000)             (496,000)

FINANCING ACTIVITIES:
    Payments on long-term borrowings                                                         (12,000)              (12,000)
    Net payments for repurchase
     of common stock                                                                        (544,000)                    -
                                                                                   -----------------     -----------------
                                                               NET CASH USED IN
                                                           FINANCING ACTIVITIES             (556,000)              (12,000)
                                                                                   -----------------     -----------------

                                                    INCREASE (DECREASE) IN CASH           (1,029,000)               45,000
Cash at beginning of period                                                                2,198,000             1,063,000
                                                                                   -----------------     -----------------

                                                          CASH AT END OF PERIOD    $       1,169,000     $       1,108,000
                                                                                   =================     =================

See notes to interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2001. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2000 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

NOTE B - EARNINGS PER SHARE
---------------------------

Earnings per share is calculated according to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128.

                                                                                            Three months
                                                                                          Ended August 31
                                                                                      2000                  1999
                                                                              ------------------     -----------------
Basic and Diluted - Earnings per Share
                  Numerator - Net Income                                      $          672,000     $         808,000
                                                                              ==================     =================
Denominator:
         For basic earnings per share-
                  Weighted average shares                                              5,731,000             5,929,000
         Effect of dilutive securities-
                  Stock options and warrants                                              10,000                30,000
                                                                              ------------------     -----------------
         For diluted earnings
                 per share - adjusted weighted

                  average shares and assumed conversions                               5,741,000             5,959,000
                                                                              ==================     =================
Basic Earnings per Share                                                      $             0.12     $            0.14
                                                                              ==================     =================
Diluted Earnings per Share                                                    $             0.12     $            0.14
                                                                              ==================     =================

NOTE C - STOCK REPURCHASE
-------------------------

The Company's board of directors has authorized the purchase of up to 750,000 shares of the Company's common stock. As of August 31, 2000, the Company had purchased 619,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE D - INVENTORIES
--------------------

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                         August 31, 2000          May 31, 2000
                                         ---------------          ------------
Raw Material                             $     2,665,000          $  2,207,000
Work-In-Process                                  832,000               678,000
Finished Goods                                 2,282,000             2,508,000
                                         ---------------          ------------
                                         $     5,779,000          $  5,393,000
                                         ===============          ============

NOTE E - SEGMENT INFORMATION
----------------------------

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

Segment information for the three months ended August 31, 2000 and 1999 was as follows:

                                                                                        Corporate
                                                  Food               Animal                and
                                                 Safety              Safety          Eliminations (1)            Total
--------------------------------------------------------------------------------------------------------------------------
2000

Net sales from external customers          $  4,389,000        $     3,735,000       $             -         $  8,124,000
Operating income (loss)                         692,000                289,000               (179,000)            802,000
Total assets                                 10,431,000             13,579,000              5,327,000          29,337,000
--------------------------------------------------------------------------------------------------------------------------

1999

Net sales from external customers          $  2,651,000        $     2,689,000       $             -        $   5,340,000
Operating income (loss)                         602,000                260,000               (184,000)            678,000
Total assets                                  6,981,000              9,789,000              9,768,000          26,538,000
--------------------------------------------------------------------------------------------------------------------------

(1) Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

NOTE F - ACQUISITIONS
---------------------

On February 17, 2000, the Company purchased 100% of the common stock of Acumedia Manufacturers, Inc., an internationally recognized manufacturer of culture media. The acquisition was accounted for using the purchase method.

Unaudited proforma financial information for the quarter ended August 31, 1999 as if the acquisition of Acumedia had taken place on June 1, 1999 follows:


Revenues                                                          $6,309,000
Net Income                                                           678,000

Earnings Per Share - Basic and Diluted                             $0.11


On June 2, 2000, the Company acquired substantially all of the assets of AmVet Pharmaceuticals of Yaphank, New York. The purchase price, subject to certain post closing adjustments, was $3,400,000 paid in cash, with provisions for up to an additional $1,000,000 based upon specified levels of post closing revenues. Sales of AmVet products may total as much as $3,500,000 in the year ended May 31, 2001.

NOTE G - SUBSEQUENT EVENT
-------------------------

On September 1, 2000, the Company acquired Squire Laboratories. The purchase price was approximately $1,000,000 paid in cash. Sales of Squire products could total $1,000,000 over the 12 months following the acquisition.

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

Three Months Ended August 31, 2000 Compared to Three Months Ended August 31,
----------------------------------------------------------------------------
1999.
-----

Total sales for the quarter ended August 31, 2000 increased $2,784,000 or 52.1% compared to the same quarter in 1999. Sales of products dedicated to food safety were up 65.9% and sales of animal safety products were up 38.6%.

The increase in food safety sales came from increases in sales of comparable products of 38.6%. Additionally, sales of the Company's newly acquired dehydrated culture media subsidiary, Acumedia, sales of which are reported as part of this segment, added $721,000 of additional revenues. Sales of test kits for the detection of naturally occurring mycotoxins such as Aflatoxin and DON (Vomitoxin) increased 7.7% as compared to the first quarter of 1999. These sales increases came during a year without the presence of adverse weather conditions that in some years cause significant demand fluctuations. It is believed that Company's investment in sales and marketing has resulted in gains in market share. Sales of test kits to detect harmful bacteria, such as E. coli 0157:H7, Salmonella and Listeria, increased 105.9% as compared to the prior year. The sales came as the Company has continued to penetrate this rapidly growing market.

The increase in animal safety sales came from increases in sales of comparable products of $214,000 or 7.9%. Sales of the products of AmVet Pharmaceuticals which was acquired on June 2, 2000 totaled $828,000 in the quarter. Sales for most of the Company's product lines were comparable to those of the prior year with the exception of sales of EqStim(R), an immunostimulant, which declined in 2000 due to what are believed to be short-term market conditions.

Gross margins decreased from 57.7% in 1999 to 49.2% in 2000. This change in margins resulted principally from the acquisitions of Acumedia and AmVet both of which have inherently lower margin product lines. To a lesser extent margins decreased from the effect of other changes in product sales mix.

Sales and marketing expenses increased $490,000 from the first quarter in 1999. These expenses rose in relation to sales increases, however, because at least in part the distribution costs related to Acumedia and Am-Vet are less than the distribution costs of the Company's historical products, sales and marketing costs as a percentage of sales decreased from 25.4% to 22.7%.

General and administrative expenses increased $218, 000 or 30.7% from the 1999 quarter. As a percentage of revenue these costs decreased from 13.3% to 11.4%. The increase in dollar costs consisted principally of personnel additions and similar costs necessary to provide accounting and other administrative functions for the significantly greater level of sales.

Research and development expenses increased $86,000 or 25.8%. As a percentage of revenues, research and development expenses decreased from 6.2% to 5.2%. Acumedia and AmVet do not require high levels of research and development so it should be expected that while absolute dollars will increase as research professionals continue to provide service to the Company's historical product lines, expenditures as a percentage of sales will likely decrease.

Other income decreased in the 2000 quarter principally as a result of the reduction in interest following the purchase of AmVet.

The tax rate in the first quarter of 2000 increased to nearly 31% of income before income taxes from less than 10% in the prior year. Beginning in the year 2000, the Company has reached a fully taxable status for the first time in its existence.

Financial Condition and Liquidity
---------------------------------

At August 31, 2000, the Company had $6,516,000 in cash and marketable securities, working capital of $15,590,000 and stockholders' equity of $25,932,000. In addition, the Company has bank lines of credit totaling $10,000,000 with no borrowings against these lines. Cash and marketable securities decreased during the first quarter with cash generated by operations offset by $3,334,000 of cash expended for AmVet and other assets and for the repurchase of common stock.

Accounts receivable were $1,011,000 higher at August 31, 2000 than at May 31 due primarily to significant increases in sales during the quarter. Inventories increased $386,000 at August 31, 2000 compared to May 31. This resulted from continued strong management of this asset despite the AmVet acquisition and the increase in the level of operations. The decrease in current liabilities resulted from timing of payments, principally those related to federal income taxes.

At August 31, 2000, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at August 31, 2000, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company is involved in several legal proceedings, none of which, in the opinion of the management is material to the financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibit Index
      -------------

Exhibit 10.1 - Asset Purchase Agreement between registrants and Squire
               Laboratories, Inc. dated June 2, 2000.

Exhibit 27   - Financial Data Schedule

(b)   Reports on Form 8-K Filed in Quarterly Period Ended August 31, 2000.
      --------------------------------------------------------------------

The Company filed reports on June 16, 2000 on Form 8-K reporting the acquisition of AmVet Pharmaceuticals and on August 14, 2000 reporting under Item 7 financial information of business to be acquired.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION



10/11/00                   /s/ James L. Herbert
--------                   --------------------
Date                       James L. Herbert
                           President

10/11/00                   /s/ Richard R. Current
--------                   ----------------------
Date                       Richard R. Current
                           Vice President & Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.           DESCRIPTION
-----------           -----------

   10.1 ASSET PURCHASE AGREEMENT BETWEEN REGISTRANTS AND SQUIRE LABORATORIES, INC. DATED JUNE 2, 2000.

   27                 FINANCIAL DATA SCHEDULE