Form 10-Q
period 2000-11-30
NEOGEN CORP
filed 2001-01-12
CIK 711377

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                November 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 1, 2001, there were 5,680,000 outstanding shares of Common Stock.

                                      INDEX

                       NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Interim Condensed Financial Statements (unaudited)

         Consolidated Balance Sheets - November 30, 2000 and May 31, 2000

         Consolidated Statements of Operations - Three months and six months ended November 30, 2000 and 1999.

         Consolidated Statements of Stockholders' Equity - Six months ended November 30, 2000.

         Consolidated Statements of Cash Flows - Six months ended November 30, 2000 and 1999.

         Notes to Interim Consolidated Financial Statements - November 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                       November 30      May 31
                                                          2000           2000
                                                       -----------   -----------
ASSETS

CURRENT ASSETS
    Cash                                               $   908,000   $ 2,198,000
    Marketable securities                                5,007,000     8,472,000
    Accounts receivable, net                             5,877,000     4,877,000
    Inventories                                          5,846,000     5,393,000
    Other current assets                                   673,000       662,000
                                                       -----------   -----------
                               TOTAL CURRENT ASSETS     18,311,000    21,602,000

PROPERTY AND EQUIPMENT, NET                              2,662,000     2,655,000

INTANGIBLE AND OTHER ASSETS
    Goodwill, net                                        7,183,000     3,892,000
    Other assets, net                                    1,595,000     1,379,000
                                                       -----------   -----------

                                                       $29,751,000   $29,528,000
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                   $ 1,467,000   $ 1,743,000
    Other accrued liabilities                            1,110,000     1,546,000
    Current maturities of long-term notes payable           48,000        48,000
                                                       -----------   -----------
                          TOTAL CURRENT LIABILITIES      2,625,000     3,337,000

LONG-TERM NOTES PAYABLE                                     53,000        77,000

OTHER LONG-TERM LIABILITIES                                310,000       310,000

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding            --            --
    Common stock, $.16 par value,
      20,000,000 shares authorized, 5,680,000
      shares issued at November 30, 2000;
      5,773,000 shares issued at May 31, 2000              909,000       924,000
    Additional paid-in capital                          20,647,000    21,205,000
    Retained earnings                                    5,207,000     3,675,000
                                                       -----------   -----------
                                                        26,763,000    25,804,000
                                                       -----------   -----------

                                                       $29,751,000   $29,528,000
                                                       ===========   ===========


See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                    Three Months Ended November 30   Six Months Ended November 30
                                                          2000           1999            2000             1999
                                                    ------------------------------   ----------------------------
SALES                                                $  9,009,000    $  5,425,000    $ 17,133,000    $ 10,765,000
Cost of goods sold                                      4,465,000       2,453,000       8,593,000       4,714,000
                                                     ------------    ------------    ------------    ------------
  GROSS MARGIN                                          4,544,000       2,972,000       8,540,000       6,051,000

OPERATING EXPENSES
  Sales and marketing                                   1,789,000       1,475,000       3,636,000       2,833,000
  General and administrative                            1,139,000         814,000       2,067,000       1,524,000
  Research and development                                456,000         425,000         875,000         758,000
                                                     ------------    ------------    ------------    ------------
                                                        3,384,000       2,714,000       6,578,000       5,115,000
                                                     ------------    ------------    ------------    ------------

                            INCOME FROM OPERATIONS      1,160,000         258,000       1,962,000         936,000

OTHER INCOME
  Interest income                                          86,000         148,000         197,000         280,000
  Interest expense                                        (11,000)         (4,000)        (21,000)         (7,000)
  Other                                                    78,000          75,000         156,000         152,000
                                                     ------------    ------------    ------------    ------------
                                                          153,000         219,000         332,000         425,000
                                                     ------------    ------------    ------------    ------------

                     INCOME BEFORE TAXES ON INCOME      1,313,000         477,000       2,294,000       1,361,000

TAXES ON INCOME                                           453,000         139,000         762,000         215,000
                                                     ------------    ------------    ------------    ------------

                                        NET INCOME   $    860,000    $    338,000    $  1,532,000    $  1,146,000
                                                     ============    ============    ============    ============

NET INCOME PER SHARE:

   Basic                                             $       0.15    $       0.06    $       0.27    $       0.19
                                                     ============    ============    ============    ============
   Diluted                                           $       0.15    $       0.06    $       0.27    $       0.19
                                                     ============    ============    ============    ============

See notes to interim consolidated financial statements.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

         NEOGEN CORPORATION AND SUBSIDIARIES

                                      Common Stock
                               ----------------------------     Additional
                                  Number                         Paid-In         Retained
                                 of Shares        Amount         Capital         Earnings
                               ------------    ------------    ------------    ------------
Balance at June 1, 2000           5,773,000    $    924,000    $ 21,205,000    $  3,675,000
   Repurchase of shares             (93,000)        (15,000)       (558,000)
   Net income for the
      six months ended
      November 30, 2000                                                           1,532,000
                               ------------    ------------    ------------    ------------

BALANCE AT NOVEMBER 30, 2000      5,680,000    $    909,000    $ 20,647,000    $  5,207,000
                               ============    ============    ============    ============

See notes to interim consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

         NEOGEN CORPORATION AND SUBSIDIARIES

                                                             Six Months Ended November 30
                                                                 2000            1999
                                                             ----------------------------
OPERATING ACTIVITIES:
    Net income                                               $  1,532,000    $  1,146,000
    Adjustments to reconcile net income to net cash
     provided from operating activities:
       Depreciation and amortization                              672,000         447,000
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable                                       (419,000)       (263,000)
       Inventories                                                  8,000        (153,000)
        Other current assets                                      (11,000)        306,000
       Accounts payable                                          (276,000)         66,000
       Other accrued liabilities                                 (436,000)       (418,000)
                                                             ------------    ------------
                                    NET CASH PROVIDED FROM
                                      OPERATING ACTIVITIES      1,070,000       1,131,000

INVESTING ACTIVITIES:
    Sales of marketable securities                              4,712,000      16,337,000
    Purchases of marketable securities                         (1,247,000)    (17,594,000)
    Purchases of property and equipment
     and other assets                                            (480,000)       (474,000)
    Acquisitions                                               (4,748,000)             --
                                                             ------------    ------------
                                    NET CASH USED IN
                                      INVESTING ACTIVITIES     (1,763,000)     (1,731,000)

FINANCING ACTIVITIES:
    Payments on long-term borrowings                              (24,000)        (24,000)
    Net payments for repurchase
     of common stock                                             (573,000)             --
    Net proceeds from sale
      of common stock                                                             285,000
                                                             ------------    ------------

                               NET CASH (USED IN) PROVIDED
                                 FROM FINANCING ACTIVITIES       (597,000)        261,000
                                                             ------------    ------------

                                          DECREASE IN CASH     (1,290,000)       (339,000)
Cash at beginning of period                                     2,198,000       1,063,000
                                                             ------------    ------------

                                     CASH AT END OF PERIOD   $    908,000    $    724,000
                                                             ============    ============

See notes to interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2001. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2000 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

NOTE B - EARNINGS PER SHARE
---------------------------

Earnings per share is calculated according to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128.

                                                       Three Months             Six Months Ended
                                                     Ended November 30            November 30
                                                     2000         1999         2000         1999
                                                  -----------------------   -----------------------
Basic and Diluted - Earnings per Share
                 Numerator - Net Income           $  860,000   $  338,000   $1,532,000   $1,146,000
                                                  ==========   ==========   ==========   ==========

Denominator:
     For basic earnings per share-
                 Weighted average shares           5,680,000    5,963,000    5,710,000    5,946,000
     Effect of dilutive securities-
                 Stock options and warrants           85,000       23,000       41,000       27,000
                                                  ----------   ----------   ----------   ----------
     For diluted earnings per share-
                 Adjusted weighted average
                 shares and assumed conversions    5,765,000    5,986,000    5,751,000    5,973,000
                                                  ==========   ==========   ==========   ==========

Basic Earnings per Share                          $     0.15   $     0.06   $     0.27   $     0.19
                                                  ==========   ==========   ==========   ==========

Diluted Earnings per Share                        $     0.15   $     0.06   $     0.27   $     0.19
                                                  ==========   ==========   ==========   ==========

NOTE C - STOCK REPURCHASE
-------------------------

The Company's board of directors has authorized the purchase of up to 1,000,000 shares of the Company's common stock. As of November 30, 2000, the Company had purchased 627,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE D - INVENTORIES
--------------------

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                    November 30, 2000     May 31, 2000
                                    -----------------   --------------
Raw Material                            $   2,643,000    $   2,207,000
Work-In-Process                               871,000          678,000
Finished Goods                              2,332,000        2,508,000
                                    -----------------   --------------
                                        $   5,846,000    $   5,393,000
                                    =================   ==============

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

Segment information for the three months ended November 30, 2000 and 1999 was as follows:

                                                                         Corporate
                                             Food           Animal             and
                                           Safety           Safety  Eliminations (1)          Total
---------------------------------------------------------------------------------------------------
2000

Net sales from external customers    $  4,325,000    $   4,684,000     $         -     $  9,009,000
Operating income                          639,000          753,000        (232,000)       1,160,000
Total assets                            9,920,000       14,843,000       4,988,000       29,751,000
---------------------------------------------------------------------------------------------------

1999

Net sales from external customers    $  2,871,000    $   2,554,000     $         -     $  5,425,000
Operating income                          395,000           90,000        (227,000)         258,000
Total assets                            6,330,000       10,055,000      10,778,000       27,163,000
---------------------------------------------------------------------------------------------------

Segment information for the six months ended November 30, 2000 and 1999 was as follows:

                                                                         Corporate
                                             Food           Animal             and
                                           Safety           Safety  Eliminations (1)          Total
---------------------------------------------------------------------------------------------------
2000

Net sales from external customers    $  8,714,000    $   8,419,000     $         -     $ 17,133,000
Operating income                        1,331,000        1,042,000        (411,000)       1,962,000
Total assets                            9,920,000       14,843,000       4,988,000       29,751,000
---------------------------------------------------------------------------------------------------

1999

Net sales from external customers    $  5,522,000    $   5,243,000     $         -     $ 10,765,000
Operating income                          997,000          350,000        (411,000)         936,000
Total assets                            6,330,000       10,055,000      10,778,000       27,163,000
---------------------------------------------------------------------------------------------------

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

Unaudited proforma financial information for the three and six months ended November 30, 1999 as if the acquisition of Acumedia had taken place on June 1, 1999 follows:

                                        Three Months Ended    Six Months Ended
                                         November 30, 1999   November 30, 1999
                                        ------------------   -----------------
Revenues                                        $6,249,000         $12,558,000
Net Income                                         183,000            $861,000

Earnings Per Share - Basic and Diluted               $0.03               $0.14


On June 2, 2000, the Company acquired substantially all of the assets of AmVet Pharmaceuticals of Yaphank, New York. The purchase price, subject to certain post closing adjustments, was $3,400,000 paid in cash, with provisions for up to an additional $1,000,000 based upon specified levels of post closing revenues. Sales of AmVet products are expected to approximate $3,500,000 in the year ended May 31, 2001.

On September 1, 2000, the Company acquired Squire Laboratories. The purchase price was $1,000,000 paid in cash. Sales of Squire products are expected to approximate $1,000,000 over the 12 months following the acquisition.

PART I. FINANCIAL INFORMATION

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

Three Months and Six Months Ended November 30, 2000 Compared to Three Months and
--------------------------------------------------------------------------------
Six Months Ended November 30, 1999.
-----------------------------------

Total sales increased $3,584,000 or 66.1% in the November 2000 quarter compared to the November 1999 quarter and were up $6,368,000 or 59.2% in the six months ended November 2000 as compared to the first six months of 1999. Sales of products dedicated to food safety were up 50.6% for the quarter and 57.8% for the six-month period, and sales of animal safety products were up 83.4% for the quarter and 60.6% for the six-month period.

The increase in food safety sales came from increases in sales of comparable products of 21.0% for the quarter and 30.0% for the six months. Additionally, sales of Acumedia Manufacturers, Inc, which was acquired in the third quarter of fiscal 2000, and is reported as part of this segment, added $841,000 of additional revenues for the quarter and $1,562,000 for the six-month period. Sales of test kits for the detection of naturally occurring mycotoxins such as Aflatoxin and DON (Vomitoxin) increased marginally for the quarter and for the six-month period. These sales increases came during a year without the presence of adverse weather conditions that in some years cause significant demand fluctuations. It is believed that Company's investment in sales and marketing has resulted in gains in market share. Sales of test kits to detect harmful bacteria, such as E. coli 0157:H7, Salmonella and Listeria, increased 39.0% for the quarter and 67.7% for the six-month period. The sales came as the Company has continued to penetrate this rapidly growing market.

The increase in animal safety sales came from increases in sales of comparable products of $711,000 or 27.8% for the quarter and $929,000 or 17.7% for the six-month period. Sales of the products of AmVet Pharmaceuticals and Squire Laboratories which were acquired on June 2, 2000 and September 1, 2000, respectively, totaled $1,419,000 in the quarter and $2,247,000 for the six month period. In the quarter sales for all animal safety product lines increased compared to those of the prior year. In the six month period sales of all product lines increased, with the exception of sales of EqStim(R), an immunostimulent, which declined early in the period due to what are believed to have been short-term market conditions. Sales increases in both periods resulted from improved product availability and the continued maturation of the animal safety distribution organization.

Gross margins in the November 2000 quarter declined to 50.4% from 54.8% in the November 1999 quarter and to 49.8% in the six months ended November 2000 from 56.2% in 1999. This change in margins resulted principally from the acquisitions of Acumedia, AmVet and Squires, which have lower margin product lines. To a lesser extent margins decreased from the effect of changes in product sales mix.

Sales and marketing expenses increased $314,000 or 21.3% from the November 1999 quarter and $803,000 or 28.2% for the six-month period. These expenses rose in partial relation to sales increases. However, because the distribution costs related to Acumedia, AmVet and Squires are less than the distribution costs of the Company's historical products, sales and marketing costs as a percentage of sales decreased from 27.2% to 19.9% in the quarter and from 26.3% to 21.2% in the six-month period.

General and administrative expenses increased $325,000 or 39.9% from the November 1999 quarter and $543,000 or 35.6% for the six-month period. As a percentage of revenue these costs decreased from 15.0% to 12.6% in the quarter and from 14.2% to 12.1% in the six-month period. The increase in dollar costs consisted principally of personnel additions and similar costs necessary to provide accounting and other administrative functions for the significantly greater level of operations.

Research and development expenses increased $31,000 or 7.3% from the November quarter of 1999 and $117,000 or 15.5% for the six-month period. As a percentage of revenues, research and development expenses decreased from 7.8% to 5.1% for the quarter and from 7.0% to 5.1% for the six-month period. Acumedia, AmVet and Squires do not require significant levels of research and development so it should be expected that while absolute dollars will increase in support of the Company's historical product lines, expenditures as a percentage of sales will likely decrease.

Other income decreased in the November 2000 quarter and six-month period principally as a result of the reduction in interest income from invested balances following the acquisitions consummated over the past several quarters.

Beginning in the second quarter of the 1999 year, the Company reached a fully taxable status for the first time. The changes in effective tax rates between the periods are entirely related to this factor.

Financial Condition and Liquidity
---------------------------------

At November 30, 2000, the Company had $5,915,000 in cash and marketable securities, working capital of $15,686,000 and stockholders' equity of $26,763,000. In addition, the Company has unused bank lines totaling $10,000,000. Cash and marketable securities decreased in the six months ended November 30, 2000 with cash generated by operations of $1,070,000 offset by cash expended for AmVet, Squires and other assets and for the repurchase of common stock.

Accounts receivable were $1,000,000 higher at November 30, 2000 than at May 31 due primarily to the AmVet and Squire Acquisitions and significant increases in sales during the period. Inventories increased $453,000 at November 30, 2000 compared to May 31. This resulted from continued strong management of this asset despite the acquisitions and an increase in the level of operations. The decrease in current liabilities results from timing of payments.

At November 30, 2000, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at November 30, 2000, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.


PART I. FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks.

The Company's exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has no significant borrowings. Interest rate risk is managed by investing in high-quality issuers and seeking to avoid principal loss of invested funds by limiting default risk and market risk. The Company manages default risks by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in several legal proceedings, none of which, in the opinion of the management, is material to the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on October 5, 2000. The matters voted upon and the results of the vote follow:

      1)       Election of Directors

                                                  FOR
               Herbert D. Doan                    5,192,881
               Gordon E. Guyer                    5,150,456
               Lon M. Bohannon                    5,193,581

      2) To approve an amendment to the Company's 1997 Stock Option Plan increasing from 400,000 to 1,400,000 the number of shares of the Company's common stock authorized for issuance under the Plan.

               FOR               AGAINST           ABSTAIN
               2,909,684         518,674           46,557

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

None

(b)      Reports on Form 8-K Filed in Quarterly Period Ended November 30, 2000.

The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEOGEN CORPORATION


         01/12/01                   /s/ James L. Herbert
         --------                   --------------------
         Date                       James L. Herbert
                                    President


         01/12/01                   /s/ Richard R. Current
         --------                   ----------------------
         Date                       Richard R. Current
                                    Vice President & Chief Financial Officer