Form 10-Q
period 2001-02-28
NEOGEN CORP
filed 2001-04-13
CIK 711377

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                (Mark One)

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                February 28, 2001

                [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

                         For the Transition Period From
                       _______________ to _______________

                         Commission file number 0-17988

                               NEOGEN CORPORATION

             (Exact name of Registrant as specified in its charter)

                Michigan                              38-2367843
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of corporation or organization)

                               620 Lesher Place
                            Lansing, Michigan 48912
                                (517) 372-9200
                   (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 1, 2001, there were 5,800,000 outstanding shares of Common Stock.

                                     INDEX

                      NEOGEN CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Interim Condensed Financial Statements (unaudited)

          Consolidated Balance Sheets - February 28, 2001 and May 31, 2000

          Consolidated Statements of Operations - Three months and nine months ended February 28, 2001 and February 29, 2000.

          Consolidated Statements of Stockholders' Equity - Nine months ended February 28, 2001.

          Consolidated Statements of Cash Flows - Nine months ended February 28, 2001 and February 29, 2000.

          Notes to Interim Consolidated Financial Statements - February 28,
          2001.

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

SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                                             February 28         May 31
                                                                                                 2001             2000
                                                                                           --------------------------------
ASSETS

CURRENT ASSETS

    Cash                                                                                  $       534,000   $    2,198,000
    Marketable securities                                                                       5,865,000        8,472,000
    Accounts receivable, net                                                                    6,072,000        4,877,000
    Inventories                                                                                 6,453,000        5,393,000
    Other current assets                                                                          636,000          662,000
                                                                                          ---------------   --------------
                                                                   TOTAL CURRENT ASSETS        19,560,000       21,602,000

PROPERTY AND EQUIPMENT, NET                                                                     2,722,000        2,655,000

INTANGIBLE AND OTHER ASSETS
    Goodwill, net                                                                               7,099,000        3,892,000
    Other assets, net                                                                           1,584,000        1,379,000
                                                                                          ---------------   --------------
                                                                                          $    30,965,000   $   29,528,000
                                                                                          ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                      $     1,667,000   $    1,743,000
    Other accrued liabilities                                                                     932,000        1,546,000
    Current maturities of long-term notes payable                                                  49,000           48,000
                                                                                          ---------------   --------------
                                                              TOTAL CURRENT LIABILITIES         2,648,000        3,337,000

LONG-TERM NOTES PAYABLE                                                                            41,000           77,000

OTHER LONG-TERM LIABILITIES                                                                       310,000          310,000

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding                                                    -                -
    Common stock, $.16 par value,
      20,000,000 shares authorized, 5,758,000
      shares issued at February 28, 2001;
      5,773,000 shares issued at May 31, 2000                                                     921,000          924,000
    Additional paid-in capital                                                                 21,124,000       21,205,000
    Retained earnings                                                                           5,921,000        3,675,000
                                                                                          ---------------   --------------
                                                                                               27,966,000       25,804,000
                                                                                          ---------------   --------------
                                                                                          $    30,965,000   $   29,528,000
                                                                                          ===============   ==============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                 Three Months Ended                      Nine Months Ended
                                                              February 28         February 29       February 28        February 29
                                                                 2001                2000              2001               2000
                                                             ---------------------------------    ---------------------------------
SALES                                                        $  8,601,000        $  6,276,000     $  25,734,000       $  17,041,000
Cost of goods sold                                              4,249,000           2,721,000        12,842,000           7,435,000
                                                             ------------        ------------     -------------       -------------
  GROSS MARGIN                                                  4,352,000           3,555,000        12,892,000           9,606,000

OPERATING EXPENSES
  Sales and marketing                                           1,862,000           1,456,000         5,498,000           4,289,000
  General and administrative                                    1,052,000             948,000         3,119,000           2,472,000
  Research and development                                        501,000             427,000         1,376,000           1,185,000
                                                             ------------        ------------     -------------       -------------
                                                                3,415,000           2,831,000         9,993,000           7,946,000
                                                             ------------        ------------     -------------       -------------

                                INCOME FROM OPERATIONS            937,000             724,000         2,899,000           1,660,000

OTHER INCOME
  Interest income                                                  95,000             144,000           292,000             424,000
  Interest expense                                                (10,000)             (2,000)          (31,000)             (9,000)
  Other                                                            61,000              56,000           217,000             208,000
                                                             ------------        ------------     -------------       -------------
                                                                  146,000             198,000           478,000             623,000
                                                             ------------        ------------     -------------       -------------

                         INCOME BEFORE TAXES ON INCOME          1,083,000             922,000         3,377,000           2,283,000

TAXES ON INCOME                                                   369,000             295,000         1,131,000             510,000
                                                             ------------        ------------     -------------       -------------

                                            NET INCOME       $    714,000        $    627,000     $   2,246,000       $   1,773,000
                                                             ============        ============     =============       =============

NET INCOME PER SHARE:

   Basic                                                     $       0.12        $       0.11     $        0.39       $        0.30
                                                             ============        ============     =============       =============
  Fully Diluted                                              $       0.12        $       0.11     $        0.39       $        0.30
                                                             ============        ============     =============       =============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                       Common Stock               Additional
                                              ----------------------------
                                                Number                              Paid-In           Retained
                                               of Shares           Amount           Capital           Earnings
                                              ------------     -----------       ------------      ------------
Balance at June 1, 2000                         5,773,000       $  924,000       $ 21,205,000      $  3,675,000
   Repurchase of shares                           (93,000)         (15,000)          (558,000)
   Exercise of options                             78,000           12,000            477,000
   Net income for the
      nine months ended
      February 28, 2001                                                                               2,246,000
                                              -----------       ----------       ------------      ------------

BALANCE AT FEBRUARY 28, 2001                  $ 5,758,000       $  921,000       $ 21,124,000      $  5,921,000
                                              ===========       ==========       ============      ============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                                                Nine Months Ended
                                                                                        February 28           February 29
                                                                                           2001                  2000
                                                                                      ------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                        $    2,246,000        $    1,773,000
    Adjustments to reconcile net income to net cash
     provided from operating activities:
       Depreciation and amortization                                                       1,027,000               668,000
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable                                                                  (614,000)           (1,234,000)
       Inventories                                                                          (599,000)               92,000
        Other current assets                                                                  26,000               441,000
       Accounts payable                                                                      (76,000)             (330,000)
       Other accrued liabilities                                                            (613,000)             (196,000)
                                                                                      --------------        --------------
                                                         NET CASH PROVIDED FROM
                                                           OPERATING ACTIVITIES            1,397,000             1,214,000

INVESTING ACTIVITIES:
    Sales of marketable securities                                                         6,207,000            25,228,000
    Purchases of marketable securities                                                    (3,600,000)          (22,291,000)
    Purchases of property and equipment
     and other assets                                                                       (800,000)             (639,000)
    Acquisitions                                                                          (4,748,000)             (122,000)
                                                                                      --------------        --------------
                                                               NET CASH USED IN
                                                           INVESTING ACTIVITIES           (2,941,000)             (122,000)

FINANCING ACTIVITIES:
    Payments on long-term borrowings                                                         (36,000)              (36,000)
    Net payments for repurchase
     of common stock                                                                        (573,000)             (932,000)
    Net proceeds from exercise
      of options                                                                             489,000               285,000
                                                                                      --------------        --------------

                                                    NET CASH (USED IN) PROVIDED
                                                      FROM FINANCING ACTIVITIES             (120,000)              683,000
                                                                                      --------------        --------------

                                                               DECREASE IN CASH           (1,664,000)             (409,000)
Cash at beginning of period                                                                2,198,000             1,063,000
                                                                                      --------------        --------------

                                                          CASH AT END OF PERIOD       $      534,000        $    1,472,000
                                                                                      ==============        ==============

See notes to interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2001. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2000 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

NOTE B - EARNINGS PER SHARE
---------------------------

Earnings per share is calculated according to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table presents the earnings per share calculations in conformance with SFAS No. 128.

                                                              Three Months Ended                   Nine Months Ended
                                                          February 28      February 29               November 30
                                                              2001             2000              2001             2000
                                                          ----------------------------       ----------------------------
Basic and Diluted - Earnings per Share
                 Numerator - Net Income                   $   714,000      $   627,000       $ 2,246,000      $ 1,773,000
                                                          ===========      ===========       ===========      ===========
Denominator:
     For basic earnings per share-
                 Weighted average shares                    5,725,000        5,913,000         5,705,000        5,919,000
     Effect of dilutive securities-
                 Stock options and warrants                   245,000            8,000           105,000           19,000
                                                          -----------      -----------       -----------      -----------
     For diluted earnings per share-
                 Adjusted weighted average

                 shares and assumed conversions             5,970,000        5,921,000         5,810,000        5,938,000
                                                          ===========      ===========       ===========      ===========

Basic Earnings per Share                                  $      0.12      $      0.11       $      0.39      $      0.30
                                                          ===========      ===========       ===========      ===========

Diluted Earnings per Share                                $      0.12      $      0.11       $      0.39      $      0.30
                                                          ===========      ===========       ===========      ===========

NOTE C - STOCK REPURCHASE
-------------------------

The Company's board of directors has authorized the purchase of up to 1,000,000 shares of the Company's common stock. As of February 28, 2001, the Company had purchased 627,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program have been retired.

NOTE D - INVENTORIES
--------------------

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                          February 28, 2001       May 31, 2000
                                          -----------------      -------------
Raw Material                                  $   2,365,000      $   2,207,000
Work-In-Process                                     743,000            678,000
Finished Goods                                    3,345,000          2,508,000
                                          -----------------      -------------
                                              $   6,453,000      $   5,393,000
                                          =================      =============

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

Segment information for the three months ended February 28, 2001 and February 29, 2000 was as follows:

                                                                                            Corporate
                                                   Food                 Animal                    And
                                                 Safety                 Safety       Eliminations (1)               Total
=========================================================================================================================
2001

Net sales from external customers          $  4,009,000        $     4,592,000       $              -       $   8,601,000
Operating income                                607,000                461,000               (131,000)            937,000
Total assets                                 10,091,000             14,029,000              6,845,000          30,965,000
=========================================================================================================================

2000

Net sales from external customers          $  2,855,000        $     3,421,000       $              -       $   6,276,000
Operating income                                251,000                746,000               (273,000)            724,000
Total assets                                 10,006,000             10,675,000              6,648,000          27,329,000
=========================================================================================================================

Segment information for the nine months ended February 28, 2001 and February 29, 2000 was as follows:

                                                                                            Corporate
                                                   Food                 Animal                    And
                                                 Safety                 Safety       Eliminations (1)               Total
=========================================================================================================================
2001

Net sales from external customers          $ 12,723,000        $    13,011,000       $              -       $  25,734,000
Operating income                              1,938,000              1,503,000               (542,000)          2,899,000
Total assets                                 10,091,000             14,029,000              6,845,000          30,965,000
=========================================================================================================================

2000

Net sales from external customers          $  8,391,000        $     8,650,000       $              -       $  17,041,000
Operating income                              1,249,000              1,095,000               (684,000)          1,660,000
Total assets                                 10,006,000             10,675,000              6,648,000          27,329,000
=========================================================================================================================

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

Unaudited proforma financial information for the three and nine months ended February 29, 2000 as if the acquisition of Acumedia had taken place on June 1, 1999 follows:

                                              Three Months Ended     Nine Months Ended
                                               February 29, 2000     February 29, 2000
                                              ------------------     -----------------
Revenues                                              $6,912,000           $19,469,000
Net Income                                               517,000            $1,378,000

Earnings Per Share - Basic and Diluted                     $0.09                 $0.23

On June 2, 2000, the Company acquired substantially all of the assets of AmVet Pharmaceuticals of Yaphank, New York. The purchase price, subject to certain post closing adjustments, was $3,400,000 paid in cash, with provisions for up to an additional $1,000,000 based upon achieving levels of post closing revenues. Sales of AmVet products are expected to approximate $4,000,000 in the year ended May 31, 2001.

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

Three Months and Nine Months Ended February 28, 2001 Compared to Three Months
-----------------------------------------------------------------------------
and Nine Months Ended February 29, 2000.
----------------------------------------

Total sales increased $2,325,000 or 37.0% in the February 2001 quarter compared to the February 2000 quarter and were up $8,693,000 or 51.0% in the nine months ended February 28, 2001 as compared to the first nine months of 2000. Sales of products dedicated to food safety were up 40.4% for the quarter and 51.6% for the nine-month period, and sales of animal safety products were up 34.2% for the quarter and 50.4% for the nine-month period.

Sales of test kits for the detection of naturally occurring mycotoxins such as Aflatoxin and DON (Vomitoxin) increased $300,000 for the quarter and $500,000 for the nine-month period. These sales increases came during a year without the presence of adverse weather conditions that in some years cause significant demand fluctuations. It is believed that the Company's investment in sales and marketing has resulted in gains in market share in this market segment. Sales of tests to detect harmful bacteria, such as E. coli 0157:H7, Salmonella, Listeria, and for general sanitation, increased 23.5% for the quarter and 48.8% for the nine-month period. The sales came as the Company has continued to penetrate this rapidly growing market. Sales of Acumedia Manufacturers, Inc, which was acquired in the third quarter of fiscal 2000, and is reported as part of this segment, added revenues of $2,300,000 for the nine-month period.

In the February 2001 Quarter sales of animal safety products were comparable to the prior year with the exception of BotVax B and Immunovet (EqStim(R)), which had revenue declines from the prior year totaling $500,000. The decline in BotVax B revenues arose as a matter of timing with heavy shipments of backlogged product in the third quarter of the prior year. EqStim(R) sales were down $350,000 year to date. Management has continued to review the Immunovet product lines and explore marketing alternatives to return this product to its former growth. Revenues from the products of AmVet Pharmaceuticals and Squire Laboratories, which were acquired on June 2, 2000 and September 1, 2000, respectively, continue to equal or better expectations. Sales of Amvet and Squire products totaled $3,300,000 for the nine-month period.

Gross margins in the February 2001 quarter declined to 50.6% from 56.6% in the February 2000 quarter and to 50.1% in the nine months ended February 28, 2001 from 56.4% in 2000. This change in margins resulted principally from the acquisitions of Acumedia, AmVet and Squires, which have lower margin product lines. To a lesser extent margins decreased from the effect of changes in product sales mix, including changes in levels of sales of BotVax B in the quarter.

Sales and marketing expenses increased $406,000 or 21.6% from the February 2000 quarter and $1,209,000 or 28.2% for the nine-month period. These expenses rose in partial relation to sales increases. However, because the distribution costs related to Acumedia, AmVet and Squires are less than the distribution costs of the Company's historical products, sales and marketing costs as a percentage of sales decreased from 23.2% to 21.6% in the quarter and from 25.2% to 21.4% in the nine-month period.

General and administrative expenses increased $104,000 or 11% from the February 2000 quarter and $647,000 or 26.2% for the nine-month period. As a percentage of revenue these costs decreased from 15.1% to 12.2% in the quarter and from 14.5% to 12.1% in the nine-month period. The increase in dollar costs consisted principally of personnel additions and similar costs necessary to provide accounting and other administrative functions for the significantly greater level of operations.

Research and development expenses increased $74,000 or 17.3% from the February quarter of 2000 and $191,000 or 16.1% for the nine-month period. As a percentage of revenues, research and development expenses decreased from 6.8% to 5.8% for the quarter and from 6.9% to 5.3% for the nine-month period. Acumedia, AmVet and Squires do not require significant levels of research and development so it should be expected that while absolute dollars will increase in support of the Company's historical product lines, expenditures as a percentage of total sales will likely decrease.

Other income decreased in the February 2001 quarter and nine-month period principally as a result of the reduction in interest income from invested balances following the acquisitions consummated over the past several quarters.

Beginning in the second quarter of the 2000 fiscal year, the Company reached a fully taxable status for the first time. The changes in effective tax rates between the periods are entirely related to this factor.

Financial Condition and Liquidity
---------------------------------

At February 28, 2001, the Company had $6,399,000 in cash and marketable securities, working capital of $16,912,000 and stockholders' equity of $27,966,000. In addition, unused bank lines totaled $10,000,000. Cash and marketable securities decreased in the nine months ended February 28, 2001 with cash generated by operations of $1,397,000 offset by cash expended for AmVet, Squires and other assets and for the repurchase of common stock.

Accounts receivable were $614,000 higher at February 28, 2001 than at May 31 due primarily to the AmVet and Squire Acquisitions and significant increases in sales during the period. Inventories increased $599,000 at February 28, 2001 compared to May 31. This resulted from continued strong management of this asset despite the acquisitions and an increase in the level of operations. The decrease in current liabilities results from timing of payments.

At February 28, 2001, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at February 28, 2001, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   Exhibit Index

None

(b)   Reports on Form 8-K Filed in Quarterly Period Ended February 28, 2001.
      ----------------------------------------------------------------------

The Company did not file any reports on Form 8-K in the quarterly period ended February 28, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEOGEN CORPORATION



04/12/01                   /s/ James L. Herbert
--------                   --------------------
Date                       James L. Herbert
                           President

04/12/01                   /s/ Richard R. Current
--------                   ----------------------
Date                       Richard R. Current
                           Vice President & Chief Financial Officer