Form 10-K
period 2001-05-31
NEOGEN CORP
filed 2001-08-28
CIK 711377

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended May 31, 2001
                                            ------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

                       Commission File Number:  0-17988
                                                -------

                              NEOGEN CORPORATION
                              ------------------
               (Name of registrant as specified in its charter)

              MICHIGAN                                  38-2367843
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  620 LESHER PLACE, LANSING, MICHIGAN                      48912
  -----------------------------------                   ------------
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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )
                                   ---

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2001 was $66,526,000 based on the closing price as reported by the NASDAQ National Market.

  As of July 31, 2001, registrant had 5,919,908 outstanding shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 5, 2001 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                                    PART I

ITEM 1. BUSINESS

General

  Neogen Corporation develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company's food safety segment consists primarily of diagnostic test kits and related products, including dehydrated culture media, marketed to food producers and processors to aid in the detection of foodborne bacteria, natural toxins, food allergens, genetic modifications, drug residues, pesticide residues, plant disease infections and levels of general sanitation. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than many of the conventional diagnostic methods currently in use. The majority of the tests are disposable, single-use, immunoassay products that rely on Neogen's proprietary antibodies to produce rapid and accurate test results.

  The Company's animal safety segment is primarily engaged in the production and marketing of products dedicated to animal health. These products include more than 250 different veterinary instruments used to administer precise amounts of antibiotics and vaccines helping to reduce drug residues in meat and milk supplies. This segment also includes a line of consumable products marketed primarily to veterinarians and distributors serving the animal health industry. These products include grooming aids, a USDA-approved vaccine to prevent botulism in horses, a biologic used in the treatment of equine respiratory infections and a line of premium health care products.

  Management's vision is for the Company to become a world leader in development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances.

  The Company was formed as a Michigan corporation in June 1981 and actual operations began in 1982. The Company's principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595 and its telephone number is
(517) 372-9200.

Recent Developments

Government Regulations

  Federal regulations concerning food safety and food adulteration have had a favorable impact on sales of several of the Company's food safety products. Regulations issued by the U.S. Department of Agriculture and the U.S. Food and Drug Administration governing federally inspected meat, poultry and seafood processing plants require implementation of a Hazard Analysis and Critical Control Points (HACCP) program. HACCP is a prevention-oriented system that requires plants to identify critical control points along their production lines and ensure that practices at those points minimize or prevent the likelihood of bacterial contamination or growth. As HACCP plans continue to be implemented and refined, Management expects facility environmental testing, product contact surface testing and end-product testing to increase, resulting in higher sales for several of the Company's diagnostic test kits.

Acquisitions and Divestitures

  A part of Management's growth strategy for the Company has been to acquire products and businesses that provide access to technology or products that expand its core business. Since 1982, the Company has made several such acquisitions. The information below summarizes recent transactions. (See Notes 3 and 13 to Consolidated Financial Statements).

  In June 2001, the Company acquired 100% of the common stock of QA Life Sciences, Inc. in San Diego, California. QA manufactured and marketed diagnostic devices to the food and beverage industry. QA sales were $700,000 in the twelve months prior to the acquisition.

  In September 2000, the Company purchased certain assets of Squire Laboratories, Inc. in Revere, Massachusetts. Squire manufactured and marketed a number of products sold in the equine market. The products have been merged into the Company's Animal Safety Division. Sales of Squire products in the nine months following the acquisition totaled $600,000.

  On June 2, 2000, the Company purchased substantially all of the assets of AmVet Pharmaceuticals of Yaphank, New York. AmVet owned formulas for 25 different veterinary products under approximately 40 labels, the majority of which were sold under the AmVet name. The products acquired were merged into the Company's Animal Safety Division. Sales of AmVet products in fiscal year 2001 totaled $4,600,000.

  On February 17, 2000, the Company purchased 100% of the outstanding stock of Acumedia Manufacturers, Inc., with principal offices in Baltimore, Maryland. Acumedia, an internationally recognized producer of culture media, was a wholly owned subsidiary of IDEXX Laboratories, Inc. This acquisition gave the Company an entree to the $300 million world market for dehydrated culture media. It also provided products that can be supplied to many of the Company's current Food Safety customers. Sales of Acumedia totaled $3,500,000 in fiscal year 2001, and $900,000 in fiscal year 2000.

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

  In April 1999, the Company sold its AMPCOR human clinical product line for approximately $500,000. The sale allowed management to focus resources on growth opportunities in the Company's primary business segments of food and animal safety. Sales of human clinical products were not material to the consolidated sales of the Company. In conjunction with the sale of the AMPCOR human clinical product line, the Company closed its manufacturing operations for diagnostic test kits to detect microorganisms in Bridgeport, New Jersey. The Company consolidated AMPCOR's manufacturing operations into its Lansing, Michigan facility.

Share Repurchase Program (See Note 11 of the Notes to Consolidated Financial Statements)

  In 2001, the Board of Directors increased its authorization to repurchase Neogen common stock to 1,000,000 shares. As of July 31, 2001, the Company had repurchased approximately 627,000 shares in open market and negotiated transactions. However, there is no guarantee as to whether any additional shares may be purchased under this program.

Business Strategy

  Management's vision is for the Company to become a worldwide leader in offering products dedicated to food and animal safety. The strategy to achieve this objective includes the following:

     . Increased Sales of Existing Products. Expansion of product offerings in multiple market segments including: feed and agriculture producers; veterinarians; grain, nut and spice processors; meat, poultry and egg processors; seafood processors; animal producers; fruit and vegetable producers/processors; food service providers; pharmacological research; and private and public laboratories.

     . Introduction of New Products. Continued commitment to research and development programs. The Company has invested 6% to 7% of revenues in this area over the past three years. Management plans to continue to leverage the Company's own internal research and development efforts through strategic relationships with other organizations and important government contracts and grants. The majority of the Company's new product development is focused on expanding disposable product offerings to the Company's current markets.

     . Expansion of International Sales. Management believes that the demand outside the United States for food and animal safety products is at least equal to demand in this country. The Company will continue to emphasize international sales as an important factor in its growth. Distribution channels are being developed to take advantage of markets where there is a growing need for products such as those manufactured by the Company.

     . Acquisitions and Strategic Alliances. In the past, the Company has expanded its product offerings and technology base through several acquisitions. It also seeks to expand its products through licensing and distribution agreements. Management plans to continue to aggressively pursue strategic acquisitions, and licensing and distribution agreements to enhance its position in its existing markets, and believes it is more cost effective to use these strategies rather than to rely solely on internal development of new products.

Industry Overview

  Due to growing concern related to food and animal safety, animal producers, food producers, processors, pharmaceutical and chemical companies, research institutions, and regulatory agencies are all experiencing increased pressures to find more efficient testing and monitoring programs. Management's strategy is based on its belief that there will be a continued increase in demand for effective tools to better manage the use of biological products and to detect harmful residues and microorganisms when present in food, animal feeds, and the environment, and believes that demand for products to ensure safety in food and companion animals will continue to grow.

  Industry consulting groups have estimated the total market for testing of food and environmental safety will be in the range of $600 million within the next several years. They estimate that a significant portion of this potential market is represented by firms not testing and tests that are not currently being conducted. Another significant portion of the market is represented by older, traditional methods utilizing laborious microbiological techniques, or time consuming and expensive, chemical analysis. Management believes that a significant portion of this market potential will shift to rapid, easy to use and inexpensive test systems, such as those produced by the Company.

Company Markets

  Management has focused its strategy on the food safety and animal safety markets. The Company is marketing and developing several types of diagnostic tests to aid each of the individual food market areas in detecting natural toxins, food allergens, drug residues, foodborne bacteria, pesticide residues, disease infections and levels of general sanitation. The Company also markets a complete line of veterinary instruments and a line of premium equine health care products devoted to animal safety. The Company's products are sold into definable market segments:

Milling and Grain Industries

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

  Management believes it is the leader in the sale of disposable diagnostic tests to the milling and grain industries and has a larger selection of products available to these industries than any of its competitors.

Meat, Poultry and Egg Processors

  According to the U.S. Department of Agriculture, there are between 100 and 125 million cattle, hogs and lambs slaughtered in the U.S. each year and over 800 million chickens processed in the United States each year. The principal concern for meat, poultry and egg safety is contamination by foodborne bacteria.

  Management believes that the meat and poultry group offers one of the best opportunities currently to contribute to the Company's growth. The Company offers tests for E. coli O157:H7, Salmonella, Campylobacter, and Listeria bacteria, and several tests to determine the general level of plant sanitation.

Seafood Processors

  Seafood is known to cause foodborne illnesses as a result of both natural toxins and bacteria. The United States Food and Drug Administration has established mandatory inspection programs for the seafood industry in the U.S. The Company's tests for this market include a general sanitation rapid test, as well as tests used to detect the presence of Salmonella, Listeria, sulfites and histamine, which can result in serious illness or death.

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

  The Company also markets a vaccine, immunostimulant, specialized testing service, and a line of premium health care products that are sold to the professional animal health market. The Company's line of diagnostic tests to detect drugs of abuse in racing animals are sold virtually throughout the world. Most animal racing jurisdictions perform post-race tests on horses and greyhounds to make certain the animals' performance was not altered by some drug.

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

Pharmacological Research

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

Private and Public Laboratories

  Private laboratories purchase diagnostic tests from the Company to provide testing services to most of the market areas indicated in this section. These private laboratories perform tests for firms which do not wish to do their own testing internally. Public laboratories generally use the Company's test for regulatory purposes. As an example, the U.S. Department of Agriculture uses several of the Company's natural toxin test kits to determine the quality and safety of grain products. The Company's test kit for the detection of E. coli O157:H7 is used by the Food Safety Inspection Service to monitor for the presence of this harmful bacteria in a number of laboratory locations. The Company's bacteria tests are used by government animal pathology labs to aid in determining causes of animal health problems.

Products

Food Safety

  The Company has developed and markets a number of food safety diagnostic test kits generally characterized as immunoassay products that rely on the Company's proprietary antibodies. Generally, the test kits are faster, less expensive, require less laboratory equipment and less technical capabilities than conventional testing methods.

  The Company's food safety test kits aimed at the detection of harmful foodborne bacteria are marketed under the Company's trade name Reveal(R). Current tests in this one-step simple format are used to detect the presence of Salmonella, Salmonella enteritidis, Listeria, and E. coli O157:H7. Neogen markets tests for Campylobacter, Salmonella and E. coli O157 under its Alert(R) trade name. Company scientists are developing test kits for other harmful bacteria. Through a marketing arrangement with Biotrace International PLC, the Company distributes the Uni-Lite(R) XCEL, an instrument used to monitor general sanitation levels. The Company also has marketing rights from Orion Diagnostica to distribute four different tests for microbiological contamination, including yeast and fungi.

  The Company's Veratox(R) and Agri-Screen(R) diagnostic tests are used by the food industry to detect levels of naturally-occurring toxins. These products include both qualitative and quantitative tests for aflatoxin, DON, T-2 toxin, zearalenone, ochratoxin, histamine and fumonisin. The Company's Agri-Screen Ticket(R) test is used to detect harmful residues of a large number of plant pesticides. The seafood industry uses the Company's Alert for Sulfites to make certain sulfite levels do not exceed federal regulatory levels.

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

  Sales of food safety products accounted for approximately 48%, 49% and 45% of the Company's total revenues for fiscal years ended May 31, 2001, 2000 and 1999 respectively. (See Note 10 to the Consolidated Financial Statements).

Animal Safety

  The Company markets 70 high sensitivity immunoassay tests for up to 200 drugs of abuse in animals and residues in meat. These include tests for narcotic analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. Neogen also provides a testing service for equine veterinarians to detect EPM which affects the central nervous system of horses, and can be fatal. In addition, the Company markets BotVax B, the only USDA approved vaccine for the prevention of Type B botulism in horses, and a line of approximately 70 premium health care products sold to the animal health market. Neogen also produces and markets EqStim(R) and ImmunoRegulin(R), biologic products used as immunostimulants to help fight infections in horses and dogs.

  Through its wholly owned subsidiary Ideal Instruments, Inc., the Company markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 300 different products, over 100 of which are instruments used to deliver animal health products, such as antibiotics and vaccines. Most of the remaining instruments are used in obstetrics and surgery. Included among these products is a line of disposable syringes and needles presently custom manufactured, and imported by Ideal.

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

  In fiscal years ended May 31, 2001, 2000 and 1999, sales of animal safety products as a percentage of total revenues were 52%, 51% and 55%, respectively. (See Note 10 to the Consolidated Financial Statements).

Research and Development

  Management maintains a strong commitment to the Company's research and development. The Company's product development efforts are focused on the enhancement of existing product lines and in development of new products based on the Company's existing technologies. The Company employs 20 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $1.8 million, $1.6 million and $1.6 million, representing 5%, 7% and 7%, of total revenues in fiscal 2001, 2000 and 1999, respectively. Management currently intends to maintain its research and development expenditures at approximately 5% to 6% of total revenues.

  The Company has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharamacologics markets, as well as engineering projects for new and improved veterinary instruments. Management expects that these products will be available for marketing in late fiscal year 2002 to 2004.

Collaboration with Academic Institutions

  Since the Company's inception, a substantial amount of university developed applied research has been identified in its area of interest. These relationships are used in three strategic ways: (i) the technology is transferred from the scientist or university to the Company for the completion of development from the precursor findings or laboratory prototypes; (ii) the Company seeks out and contracts with university researchers to aid its own staff in a part of the development activities for products previously identified by the Company; and (iii) new products developed by the Company are tested in laboratories on a widespread geographic basis prior to the products' market releases. Management believes its research strategy has enabled it to produce better products, faster and more cost effectively than if the research, development and testing were done exclusively by Company employees in Company facilities.

Other Collaboration Efforts

  Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal 2001, 2000 and 1999, royalty expense under these agreements amounted to $987,000, $752,000, and $780,000, respectively.

Sales and Marketing

  The Company's sales efforts are organized according to market segments rather than by product or geographic orientation. The Company's sales and technical service organizations understand their customers' businesses and are knowledgeable on how the Company's various products can be used within those industries. Close relationships built with individual customers also help in the identification of new products.

  During the fiscal year ended May 31, 2001, the Company had more than 5,000 customers for its products. Since many of these customers are distributors, the total number of end users of the Company's products is considerably larger. Sales to international markets in fiscal 2001 accounted for 23% of the Company's consolidated revenues. (See Note 10 of the Notes to the Company's Consolidated Financial Statements). No single distributor or customer accounted for more than 10% of the Company's revenues in any of the past three years.

  The Company markets, sells and services its products in more than 100 countries through its own sales force, as well as through distributors in certain geographic areas. Approximately 70 employees, or 31% of the Company's total workforce, are engaged in these sales and marketing activities. The Company operates its sales and distribution organization differently for given markets and products as summarized below:

  Food Safety Products. The Company has separately organized sales forces that focus on the key industries in the food area. This group handles both sales and technical services of the Company's disposable test kits. In the U.S. these products are sold directly to end-users. Sales organizations are maintained for: milling and grocery; feed and agriculture; meat and poultry; fruits and vegetables; food service; laboratories; seafood; dairy and beverage; and dehydrated culture media.

  Animal Safety Products. The Company maintains separately organized sales forces that focus on the professional animal health and veterinary instruments. Products for the professional animal health market are handled by a sales force who sell directly to veterinarians and also work through established distributors selling to this market. The Company also has a sales force specifically dedicated to marketing its veterinary instruments through a network of domestic and international distributors.

  International Sales. Virtually all of the Company's sales to customers outside of the United States and Canada are handled by distributors, who typically market the Company's products, as well as other products that are used by the same customer base. The Company is expanding distribution channels in South and Central America, Europe and Asia. Sales offices are not maintained outside the U.S.

Proprietary Protection And Approvals

  Patents and trademarks are applied for whenever appropriate. Since its inception, the Company has acquired and received more than 50 patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 20 years.

  Management believes that the Company has adequate protection as to proprietary rights for its products. However, it is aware that substantial research has taken place at universities, governmental agencies and other companies throughout the world and that numerous patent applications have been filed and that numerous patents have been issued. In addition, patent litigation is not uncommon. Accordingly, there can be no assurance that the Company's existing patents will be sufficient to protect completely the Company's proprietary rights.

  The Company uses trade secrets as proprietary protection in numerous of its food and animal safety products. In many cases, the Company has developed unique antibodies capable of detecting microorganisms and residues at minute levels. The supply of these antibodies, and the proprietary techniques utilized for their development, may offer better protection than the filing of patents. Such proprietary reagents are kept in secure facilities and stored in more than one location to circumvent their destruction by natural disaster or other means.

  One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, the Company has several products requiring regulatory approval including BotVax B, EqStim and Immuno-Regulin. On a combined bases, sales for these products amounted to approximately 6.4% of total sales in fiscal year 2001. The Company's strategy is to select technical and proprietary products which do not require mandatory approval to be marketed.

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

Manufacturing

  The Company manufactures its products in Lansing, Michigan; Lexington, Kentucky; Schiller Park, Illinois; Baltimore, Maryland; and Tampa, Florida. There are currently approximately 80 full-time employees assigned to manufacturing in these five locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with minimal amounts of additional capital equipment.

  Manufacturing diagnostic tests for natural toxins, microorganisms, food allergens, pesticides and plant disease diagnostic tests takes place in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for the Company's diagnostic kits are produced on a regular schedule in the Company's immunology laboratories in Lansing. Other reagents are similarly prepared by the chemistry group. These component parts are then transferred to another building, where final kit assembly and quality assurance are conducted, and shipping takes place.

  Manufacture of pharmacological diagnostic test kits, test kits for drug residues and animal health products take place in Lexington, Kentucky. All other manufacturing operations, including preparation of other reagents, quality assurance and final kit assembly, are performed by Neogen personnel in the Lexington facilities.

  The Company's Schiller Park, Illinois, facility distributes veterinary instruments that are produced and assembled in the facility from parts produced at the facility or by local or international suppliers. Some instruments are purchased as finished parts and require no additional procedures prior to sale.

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

Competition

  Management knows of no competitor that is pursuing its fundamental strategy of developing a full line of products, ranging from disposable tests and dehydrated culture media to veterinary instruments for a large number of food safety and animal safety concerns. However, the Company does have competitors for each of its primary product lines. The Company competes with a large number of companies ranging from very small businesses to divisions of large companies. Many of these firms have substantially greater financial resources than the Company.

  Academic institutions and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. The existence of competing products or procedures that may be developed in future years may adversely affect the marketability of the products developed by the Company.

  Management believes that it maintains inventory levels and sells its products under terms and conditions that are normal for companies against which the Company competes. The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company's product line, the effectiveness of its sales and customer service organizations and pricing are also components in its competitive plan. Management is not aware of any factors within its product lines that place the Company in a negative competitive position relative to its competitors.

Governmental Regulation

  A significant portion of the Company's products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues.

  The Company's development and manufacturing processes involve the use of certain hazardous material, chemicals and compounds. Management believes that the Company's safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations. The Company's cost to comply with these regulations is not significant and the Company has no reason to believe that any such future legislation or rules would be materially adverse to its business.

Employees

  Currently, the Company employs approximately 250 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

Insurance

  The Company maintains insurance in amounts and types which Management believes to be reasonable in its industry.

ITEM 2.  PROPERTIES

  The Company owns three separate buildings located in Lansing, Michigan. A 26,000 square foot brick building located at 620 Lesher Place is used for the Company's corporate administrative offices, along with sales and marketing offices and research facilities for food safety. A 14,000 square foot brick building located at 600 Lesher Place is used primarily for production of food safety diagnostic test kits. The Company also owns a facility comprising 1,100 square feet within one block of the existing corporate headquarters used for various administrative functions including temporary office space and records storage.

  Veterinary instrument manufacturing operations are housed in a 34,000 square foot building located at 9355 West Byron Street in Schiller Park, Illinois. The Company entered into a three-year, non-cancelable operating lease for this property effective January 1, 2001. The lease agreement provides for annual lease payments of $138,600 for the first year with annual increases of approximately 4% thereafter for the remainder of the lease.

  Animal safety sales and marketing and research are located in 23,000 square feet of leased space in a three-story building at 628 Winchester in Lexington, Kentucky. The Company entered into a five-year, non-cancelable operating lease for the space effective July 1, 1993. Effective July 1, 1999, the lease was amended to extend the term of the lease to August 31, 2001 and to provide for annual lease payments, including all utilities, of $102,000. Upon expiration of the lease of this facility, Management believes it can renegotiate a lease on the current facility or relocate to a comparable facility with lease terms similar to those currently enjoyed. No significant disruption of operations would be expected in the event of a move to an alternative facility.

  Animal Safety manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease requiring annual payments of $65,600 through 2006 and $68,000 in 2007.

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

  The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of three animal safety products takes place. This USDA-approved facility is subject to a three-year non-cancelable operating lease that expires on September 30, 2001. The lease provides for annual payments of $31,422 in year one increasing 4% in years two and three along with payments for operating expenses and property taxes estimated to be $13,625 annually subject to increases based on actual costs incurred.

ITEM 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company is involved in certain legal proceedings, none of which, in the opinion of the management is material to the financial statements.

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

                                                                                                    High            Low
                                                                                                  --------       ---------
                                                  Fiscal Year Ended May 31, 2001
               First Quarter        ............................................................   $ 7.125          $5.500
               Second Quarter       ............................................................    10.375           6.125
               Third Quarter        ............................................................    13.438           7.125
               Fourth Quarter       ............................................................    15.000           8.750

                                                  Fiscal Year Ended May 31, 2000
               First Quarter        ............................................................   $ 7.250          $6.000
               Second Quarter       ............................................................     7.500           5.875
               Third Quarter        ............................................................     6.750           5.000
               Fourth Quarter       ............................................................     8.250           5.375

  As of July 31, 2001, there were approximately 500 stockholders of record of Common Stock, which the Company believes represents a total of approximately 6,000 beneficial holders. The Company has never paid any cash dividends on its Common Stock and is prohibited from doing so under terms of its financial agreements. It does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the fiscal periods indicated, selected consolidated financial data derived from the Company's audited Consolidated Financial Statements for each of the fiscal years ended May 31, 1997 through 2001. This information should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                        Years Ended May 31
                                                                        ------------------
                                                  1997(1)       1998(1)       1999(1)            2000(1)       2001(1)
                                                  -------       -------       -------            -------       -------
Income Statement Data:                                             (In thousands, except per share data)
Food Safety Sales                                $   8,605      $  8,419      $ 10,069           $ 11,634      $ 16,717
Animal Safety Sales                                  6,654        10,069        12,110             11,878        18,178
                                                 ---------      --------      --------           --------      --------
Total Sales                                         15,259        18,488        22,179             23,512        34,895
Cost of Sales                                        6,201         7,960         9,477             10,860        17,157
Sales and Marketing                                  4,197         4,910         5,311              6,102         7,596
General and Administrative                           2,230         2,716         3,207              2,587         4,039
Research and Development                             1,320         1,424         1,640              1,600         1,838
                                                 ---------      --------      --------           --------      --------
Operating Income                                     1,311         1,478         2,544              2,363         4,265
Other Income
      Litigation Settlement                            ---           ---           ---              1,100           ---
      Interest and Other                               564           897           104                821           605
                                                 ---------      --------      --------           --------      --------
Net Income Before Tax                                1,875         2,375         2,648              4,284         4,870
Provision for Income Taxes                              63           127           393              1,210         1,700
                                                 ---------      --------      --------           --------      --------
Net Income                                       $   1,812      $  2,248      $  2,255           $  3,074      $  3,170
                                                 =========      ========      ========           ========      ========
Net Income Per Share (basic)                     $    0.33      $   0.36      $   0.37           $   0.52      $   0.55
Net Income Per Share (diluted)                   $    0.32      $   0.35      $   0.37           $   0.52      $   0.54
Common Shares Outstanding (diluted)                  5,649         6,397         6,141              5,922         5,916

                                                                               May 31
                                                                               ------
                                                   1997(1)       1998(1)       1999(1)            2000(1)       2001(1)
                                                   -------       -------       -------            -------       -------
Balance Sheet Data:                                                         (In thousands)
Cash and Marketable Securities                   $  13,044      $ 10,589      $ 10,667           $ 10,670      $  7,182
Working Capital                                     17,265        17,192        17,355             18,264        18,244
Total Assets                                        23,148        25,413        26,108             29,529        33,022
Long-Term Debt                                         208           174           126                 77            28
Stockholders' Equity                                21,013        23,609        23,786             25,804        29,337

(1) The periods presented are not comparable due a secondary offering of Company stock in fiscal year 1997, the sale of a product line, the closing of manufacturing facilities and the change in effective federal income tax rate in fiscal year 1999 to 2001, the litigation settlement in 2000 and several acquisitions. (See Notes to Consolidated Financial Statements).

(2) The Company has not declared or paid any dividends for any of the periods presented above.

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

Results of Operations

REVENUES (Dollars in Thousands)                                 2001      Increase       2000       Increase         1999
                                                                                                   (Decrease)
------------------------------------------------------------------------------------------------------------------------------
Product Sales:
     Food Safety                                              $16,717        44%       $11,634         16%          $10,069
     Animal Safety                                             18,178        53%        11,878         (2%)          12,110
------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                $34,895        48%       $23,512          6%          $22,179
------------------------------------------------------------------------------------------------------------------------------

     In 2001, sales of food safety products increased 44% due to a full year of sales of Acumedia, the Company's dehydrated culture media company which was purchased in February 2000 and therefore reported a part year of sales in 2000 and from increases in the Company's sales of test kits to detect harmful bacteria in food. Sales of products marketed to detect mycotoxins in grains had a modest increase in sales due to the relative absence of weather conditions that promote the occurrence of mold in commodity crops.

     In 2000, sales of food safety products increased 16% due to an increase in sales of the newly introduced general sanitation product line, $900,000 of sales from Acumedia, and a 22% increase in sales of test kits to detect harmful bacteria in food, partially offset by a decrease of revenues of $650,000 from AMPCOR Diagnostics, Inc. that was sold in late 1999. Some of the products marketed to detect mycotoxins in grains had declines in sales as a result of the same factors that affected sales in 2001.

     In 2001, animal safety sales increased 53%. These increases were related to the Company's June 1, 2000 acquisition of AmVet Pharmaceuticals and the September 1, 2000 acquisition of Squire Laboratories and the effect that the Company's distribution had in expanding these sales by over $1,000,000 over the sales rate of those organizations in the year before acquisition. In addition, sales of Triple Crown products increased by $700,000 and sales of the newly introduced Electric Doser and needles sold to major animal health companies added new revenue sources.

     In 2000, animal safety sales decreased 2%. Sales of Vetoquinol and Triple Crown products contributed $400,000 in increased sales. Other products experiencing improved sales in 2000 included the Company's drug detection products that increased almost 13% and the products of Ideal Instruments, which increased 14%, exclusive of specialty needle products used to inject spices and marinades into meat and poultry which decreased over $700,000 because of the loss of a single customer.

COST OF GOODS SOLD (Dollars in Thousands)                        2001       Increase       2000      Increase      1999
----------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                             $17,157         58%       $10,860        15%       $9,477
----------------------------------------------------------------------------------------------------------------------------

     Cost of goods sold increased 58% in 2001, compared to a 48% increase in revenues, and 15% in 2000, compared to a 6% increase in revenues, principally from increased sales of products with higher raw material costs such as those from Biotrace, Acumedia, AmVet and Squire. Expressed as a percentage of sales, cost of goods sold was 49% in 2001, 46% in 2000 and 43% in 1999. The percentages subsequent to 1999 were higher for the same reasons as outlined above.

     Food safety gross margins were 56%, 60%, and 57% in 2001, 2000 and 1999, respectively. Margins in this segment in 1999 were affected by the sales and cost of sales related to the AMPCOR clinical product line that was eliminated in consolidation. Without that product line included in the segment, segment gross margins in 1999 would have been 69%. Margins decreased in 2000 and 2001 because of Biotrace and Acumedia products which have lower gross margins. Animal safety gross margins were 45%, 47% and 46% in 2001, 2000, and 1999, respectively. The fiscal year 2001 acquisition of AmVet (many of the products of which are sold through distribution channels at a lower gross margin), and Squire Laboratories were the largest contributors to the change in gross margins between the periods.

OPERATING EXPENSES (Dollars in Thousands)                  2001       Increase      2000        Increase        1999
                                                                                               (Decrease)
----------------------------------------------------------------------------------------------------------------------------
Sales and Marketing                                       $7,596        24%        $6,102         15%           $5,311
General and Administrative                                 4,039        56%         2,587        (19%)           3,207
Research and Development                                   1,838        15%         1,600         (2%)           1,640
----------------------------------------------------------------------------------------------------------------------------

     Many sales and marketing expense categories increased in 2001 and 2000 including salaries, fringe, royalties, commissions, trade shows and travel. The increases in 2000 and 2001 compared to 1999 are the result of continued expansion of sales activities both domestically and internationally to gain wider distribution of products dedicated to food and animal safety. As a percentage of sales, this category of expenses has decreased from 26% of sales in 2000 to 22% of sales in 2001 as the economies of scale have allowed greater leverage of these expenditures. The Company plans to continue to expand its sales and marketing efforts in the future, but does not expect related expenses to increase as a percentage of sales.

     The increase in General and Administrative expense in 2001 was the result of additional expenses, such as accounting and other overall supervision necessary to service the Company's higher levels of operations and the absence of the Vicam litigation expense recovery that was recognized in 2000. As a percentage of sales, general and administrative expenses increased marginally primarily because 2000 expenses were lower than normal because of the legal settlement. The decrease in General and Administrative expense in 2000 was the result of the recovery of legal fees in the Vicam litigation. Other factors that affected this category of expense in 2000 included expenses related to employment of additional personnel, particularly in accounting, offset by a recovery of certain state taxes.

     Management believes that research and development is critical to the Company's future and expects to continue to incur expenses at approximately the current percentage of revenue. Certain of the Company's products such as those of Acumedia, AmVet, Triple Crown and Squire require relatively less amounts of research and development. Management expects that research and development expenditures as a percentage of revenues of other products such as food safety test kits, drug detection and certain veterinary instruments and needles, and other products, will be between 8% and 10%.

     During fiscal 2001, the Company's operating income increased by approximately $1,900,000 principally from increases in sales of existing and newly acquired products while not incurring comparable increases in rates of expenditures for support of those sales. The decrease in operating income in 2000 as compared to 1999 resulted from the opposite situation as the Company increased expenses, particularly in marketing and sales but revenues did not increase at the same rate.

OTHER INCOME (Dollars in Thousands)                            2001       Increase        2000   Increase       1999
                                                                         (Decrease)
-----------------------------------------------------------------------------------------------------------------------
Other Income:
     Litigation Settlement                                    $  --         n/a        $1,100       n/a        $  --
     Interest and Other                                         605        (26%)          821       689%         104
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                         $ 605        (69%)       $1,921      1747%       $ 104
-----------------------------------------------------------------------------------------------------------------------

     Other income decreased in 2001, principally due to the absence of the litigation settlement that was the significant factor that increased this category in 2000. Additionally, in 2001 the Company had less interest earning assets following the cash purchases of Amvet and Squire and rates of interest earnings were lower in the second half of fiscal 2001.

     Other income increased significantly in 2000. This was due to improved interest earnings due to higher rates and the settlement of the Vicam litigation. Additionally, 1999 other income was reduced from the recognition of a $629,000 loss on sale of the Company's human clinical product line and related fourth quarter charge for closure of a manufacturing facility. (See Note 3 of Notes to Consolidated Financial Statements).

     The Company's effective Federal Income Tax rate has historically been significantly less than the statutory rate because of available net operating loss and credit carryovers. These items have been substantially utilized and the rate is expected to be at combined Federal and State statutory rates of approximately 36% in future years. The 2001 tax rate increased to 35% from 28% in 2000 and 15% in 1999 as a result of these factors.

NET INCOME and NET INCOME PER SHARE                           2001        Increase      2000        Increase      1999
(Dollars in Thousands- Except Per Share Data)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                    $3,170         3%         $3,074         36%       $2,255
Net Income Per Share - Basic                                  $  .55                    $  .52                   $  .37
Net Income Per Share - Diluted                                $  .54                    $  .52                   $  .37
---------------------------------------------------------------------------------------------------------------------------

     In Management's opinion, the Company is not involved in any material adverse legal proceedings.

Financial Condition and Liquidity
---------------------------------

     On May 31, 2001 the Company had approximately $7,200,000 in cash and marketable securities, working capital of $18,200,000 and stockholders' equity of $29,300,000. In addition, the Company had unused bank lines of credit totaling $10,000,000.
     Cash and marketable securities decreased $3,500,000 during fiscal 2001. Cash provided from operations of almost $2,500,000, was offset by the aggregate of the acquisitions of AmVet Pharmaceuticals and Squire Laboratories for a total of $4,700,000, and the use of $1,000,000 for purchases of property, equipment and other assets.
     Accounts receivable increased $1,100,000 or 24% when compared to May 31, 2000. This resulted from increased sales during the year, including a 40% increase in the fourth quarter of 2001 when compared to the fourth quarter of 2000.
     Inventory levels also increased 30% during the year to service increased sales to customers of almost 50% for the year. Management continues to successfully maintain inventory growth at a rate less the growth in sales while maintaining high levels of customer service.
     Increases in property and equipment principally resulted from normal purchases during the year.
     Goodwill increases resulted from the acquisitions of AmVet and Squires.
     The decrease in accounts payable is due to and higher than normal accruals of legal fees related to the Vicam litigation in 2000.
     Current maturities of long-term debt in 2000 included a $450,000 note issued as part of the acquisition of Acumedia. The note was paid in February 2001.
     Other than the note issued in connection with the Acumedia acquisition, and a mortgage with a balance of less than $100,000, the Company had no borrowed funds during fiscal 2001. At May 31, 2001, the Company had no material commitments for capital expenditures. Inflation and changing prices have not had and are not expected to have a material effect on the Company's operations.
     Neogen has been profitable for 32 of its last 33 quarters and has generated positive cash from operations during the period. Management believes that the Company's cash and marketable securities at May 31, 2001, along with available bank lines of credit and cash expected to be generated from operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

New Accounting Standards
------------------------

     SFAS 133, as amended by SFAS 137 and SFAS 138, established accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS 133 as amended, effective June 1, 2001 (the first day of its fiscal year ending May 31, 2002). The adoption of SFAS 133 will not have a significant impact on the financial position or results of operations of the Company because the Company currently has no derivative instruments or hedging activities.

     Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company expects to adopt this Statement effective June 1, 2001. Goodwill amortization of approximately $364,000 was recognized in the May 31, 2001 fiscal year. At this time no determination of any impairment charges which could result from the adoption of this Statement has been made.

ITEM 7 (A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              NEOGEN CORPORATION
                               AND SUBSIDIARIES

                                   CONTENTS

INDEPENDENT AUDITORS' REPORTS                17-18


CONSOLIDATED FINANCIAL STATEMENTS

       Balance Sheets                        19-20
       Statements of Income                     21
       Statements of Stockholders' Equity       22
       Statements of Cash Flows                 23


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   24-41

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated balance sheet of Neogen Corporation and subsidiaries as of May 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Lansing, Michigan
July 20, 2001

Report Of Independent Certified Public Accountants


To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated balance sheet of Neogen Corporation and subsidiaries as of May 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended May 31, 2000. We have also audited the schedule listed in Item 14 (b) for each of the two years in the period ended May 31, 2000. These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries at May 31, 2000 and the results of operations and cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended May 31, 2000.



                                                            BDO SEIDMAN, LLP


Troy, Michigan
July 14, 2000

                                             Neogen Corporation And Subsidiaries


                                                     Consolidated Balance Sheets

May 31,                                                                            2001              2000
---------------------------------------------------------------------------------------------------------
Assets

Current Assets
 Cash                                                                       $   848,000       $ 2,198,000
 Marketable securities (Note 2)                                               6,334,000         8,472,000
 Accounts receivable, less allowance for doubtful accounts of
  $467,000 and $361,000                                                       6,026,000         4,877,000
 Inventories                                                                  6,974,000         5,393,000
 Prepaid expenses and other current assets                                    1,397,000           662,000
---------------------------------------------------------------------------------------------------------

Total Current Assets                                                         21,579,000        21,602,000

Property and Equipment
 Land and improvements                                                           97,000            91,000
 Buildings and improvements                                                   1,482,000         1,345,000
 Machinery and equipment                                                      5,591,000         4,963,000
 Furniture and fixtures                                                         472,000           462,000
---------------------------------------------------------------------------------------------------------

                                                                              7,642,000         6,861,000
 Less accumulated depreciation                                                4,921,000         4,205,000
---------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                    2,721,000         2,656,000

Intangible and Other Assets
 Goodwill, net of accumulated amortization of $1,047,000 and
  $683,000                                                                    7,076,000         3,892,000
 Other assets, net of accumulated amortization of $836,000 and
  $662,000                                                                    1,646,000         1,379,000
---------------------------------------------------------------------------------------------------------

Total Intangible and Other Assets                                             8,722,000         5,271,000
---------------------------------------------------------------------------------------------------------

                                                                            $33,022,000       $29,529,000
=========================================================================================================

                                             Neogen Corporation And Subsidiaries


                                                     Consolidated Balance Sheets

May 31,                                                                            2001              2000
---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                                           $ 1,207,000       $ 1,743,000
 Accruals
  Compensation and benefits                                                     878,000           633,000
  Income taxes                                                                1,036,000           430,000
  Other                                                                         165,000            33,000
 Current maturities of long-term debt (Note 5)                                   49,000           499,000
---------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                     3,335,000         3,338,000

Long-Term Debt, less current maturities (Note 5)                                 28,000            77,000

Other Long-Term Liabilities                                                     322,000           310,000
---------------------------------------------------------------------------------------------------------

Total Liabilities                                                             3,685,000         3,725,000

Commitments and Contingencies (Notes 3 and 8)

Stockholders' Equity (Notes 6 and 11)
 Preferred stock, $1.00 par value, shares authorized                                  -                 -
  100,000, none issued and outstanding
 Common stock, $.16 par value, shares authorized 20,000,000;
  issued and outstanding 5,823,520 and 5,773,187                                932,000           924,000
 Additional paid-in capital                                                  21,560,000        21,205,000
 Retained earnings                                                            6,845,000         3,675,000
---------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                   29,337,000        25,804,000
---------------------------------------------------------------------------------------------------------


                                                                            $33,022,000       $29,529,000
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Neogen Corporation and Subsidiaries

                                               Consolidated Statements of Income




Year Ended May 31,                                               2001                2000               1999
----------------------------------------------------------------------------------------------------------------
Net Sales                                                     $34,895,000         $23,512,000        $22,179,000

Cost of Goods Sold                                             17,157,000          10,860,000          9,477,000
----------------------------------------------------------------------------------------------------------------

Gross Margin                                                   17,738,000          12,652,000         12,702,000

Operating Expenses
 Sales and marketing                                            7,596,000           6,102,000          5,311,000
 General and administrative (Note 4)                            4,039,000           2,587,000          3,207,000
 Research and development                                       1,838,000           1,600,000          1,640,000
----------------------------------------------------------------------------------------------------------------

                                                               13,473,000          10,289,000         10,158,000
----------------------------------------------------------------------------------------------------------------

Operating Income                                                4,265,000           2,363,000          2,544,000

Other Income (Expense)
 Interest income                                                  376,000             561,000            494,000
 Interest expense                                                 (32,000)            (12,000)           (16,000)
 Litigation settlement (Note 4)                                         -           1,100,000                  -
 Loss on sale of product line (Note 3)                                  -                   -           (629,000)
 Other                                                            261,000             272,000            255,000
----------------------------------------------------------------------------------------------------------------

                                                                  605,000           1,921,000            104,000
----------------------------------------------------------------------------------------------------------------

Income Before Taxes On Income                                   4,870,000           4,284,000          2,648,000

Taxes On Income (Note 7)                                        1,700,000           1,210,000            393,000
----------------------------------------------------------------------------------------------------------------

Net Income                                                    $ 3,170,000         $ 3,074,000        $ 2,255,000
================================================================================================================

Basic Earnings Per Share                                      $       .55         $       .52        $       .37
Diluted Earnings Per Share                                    $       .54         $       .52        $       .37
================================================================================================================
                                                     See accompanying notes to consolidated financial statements.

                                          Neogen Corporation and Subsidiaries

                              Consolidated Statements of Stockholders' Equity
                                      Years Ended May 31, 2001, 2000 and 1999


                                                                                      Additional          Retained
                                                         Common Stock                  Paid-In            Earnings
                                             ----------------------------------
                                                  Shares            Amount             Capital            (Deficit)
----------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1998                             6,208,179            $993,000         $24,270,000        $(1,654,000)
 Exercise of options                                 35,800               6,000              85,000                  -
 Repurchase of common stock (Note 11)              (314,700)            (50,000)         (2,119,000)                 -
 Net income for the year                                  -                   -                   -          2,255,000
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1999                             5,929,279             949,000          22,236,000            601,000
 Exercise of options and warrants                    64,931              10,000             259,000                  -
 Repurchase of common stock (Note 11)              (221,023)            (35,000)         (1,290,000)                 -
 Net income for the year                                  -                   -                   -          3,074,000
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                             5,773,187             924,000          21,205,000          3,675,000
 Exercise of options                                141,600              23,000             913,000                  -
 Repurchase of common stock (Note 11)               (91,267)            (15,000)           (558,000)                 -
 Net income for the year                                  -                   -                   -          3,170,000
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2001                             5,823,520            $932,000         $21,560,000        $ 6,845,000
======================================================================================================================
                                                           See accompanying notes to consolidated financial statements.

                                        Neogen Corporation and Subsidiaries

                                      Consolidated Statements of Cash Flows


Year Ended May 31,                                                  2001                 2000                1999
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income                                                      $ 3,170,000         $  3,074,000        $  2,255,000
 Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization                                    1,302,000              946,000             879,000
  Loss on sale of product line                                             -                    -             629,000
  Changes in operating assets and liabilities,
      net of acquisitions
      Accounts receivable                                           (568,000)            (736,000)           (312,000)
      Inventories                                                 (1,120,000)             143,000             343,000
      Prepaid expenses and other current assets                     (735,000)             299,000            (443,000)
      Accounts payable                                              (536,000)             850,000             264,000
      Accrued expense and other liabilities                          983,000              100,000              67,000
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                          2,496,000            4,676,000           3,682,000

Cash Flows From Investing Activities
 Proceeds from marketable securities                              10,399,000           31,415,000          25,388,000
 Purchases of marketable securities                               (8,262,000)         (30,283,000)        (25,123,000)
 Purchases of property, equipment and other assets                (1,099,000)            (920,000)           (877,000)
 Acquisitions                                                     (4,748,000)          (2,648,000)           (600,000)
---------------------------------------------------------------------------------------------------------------------

Net Cash (Used In) Investing Activities                           (3,710,000)          (2,436,000)         (1,212,000)

Cash Flows From Financing Activities
 Net proceeds from issuance of common shares                         936,000              269,000              91,000
 Repurchase of common stock                                         (573,000)          (1,325,000)         (2,169,000)
 Payments on long-term borrowings                                   (499,000)             (49,000)            (49,000)
---------------------------------------------------------------------------------------------------------------------

Net Cash (Used In) Financing Activities                             (136,000)          (1,105,000)         (2,127,000)
---------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                                   (1,350,000)           1,135,000             343,000
Cash, at beginning of year                                         2,198,000            1,063,000             720,000
---------------------------------------------------------------------------------------------------------------------

Cash, at end of year                                             $   848,000         $  2,198,000        $  1,063,000
=====================================================================================================================
                                                          See accompanying notes to consolidated financial statements.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


1.  Summary of                   Nature of Operations
    Accounting Policies
                                 Neogen Corporation and subsidiaries (the
                                 Company) develop, manufacture, and sell a diverse line of products dedicated to food and animal safety. The Company's products are currently used for animal health applications and food safety testing.

                                 Basis of Consolidation

                                 The consolidated financial statements include the accounts of Neogen Corporation, Ideal Instruments, Inc. (Ideal), Acumedia Manufacturing, Inc. (Acumedia), and two majority owned companies which are general partners for research limited partnerships. The investments in and income from partnerships are not significant to the consolidated financial statements.

                                 All significant intercompany accounts and transactions have been eliminated in consolidation.


                                 Use of Estimates

                                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of
                                 (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                 Concentrations of Credit Risk

                                 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers' credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                 Fair Values of Financial Instruments

                                 The carrying amounts of accounts receivable, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value because of the short maturity of these items.

                                 The carrying amounts of long-term debt issued pursuant to the Company's bank credit agreements approximate fair value because the interest rates on these instruments change with market rates.

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

                                 Inventories

                                 Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                                               2001         2000
                                 -----------------------------------------------
                                 Raw materials           $1,832,000   $2,207,000
                                 Work-in-process            885,000      678,000
                                 Finished goods           4,257,000    2,508,000
                                 -----------------------------------------------

                                                         $6,974,000   $5,393,000
                                 -----------------------------------------------

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                 Derivative Instruments and Hedging Activities

                                 SFAS 133, as amended by SFAS 137 and SFAS 138, established accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS 133 as amended, effective June 1, 2001 (the first day of its fiscal year ending May 31, 2002). The adoption of SFAS 133 will not have a significant impact on the financial position or results of operations of the Company because the Company currently has no derivative instruments or hedging activities.

                                 Property and Equipment

                                 Property and equipment is stated at cost.
                                 Expenditures for major improvements are
                                 capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally ten to thirty years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $767,000, $657,000, and $542,000 in 2001, 2000 and 1999,
                                 respectively.

                                 Intangible Assets

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

                                 During July 2001, SFAS 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment test thereafter. The Company expects to adopt this Statement effective June 1, 2001. Goodwill amortization of approximately $364,000 was

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                 recognized in the May 31, 2001 fiscal year. At this time no determination of any impairment charges which could result from the adoption of this Statement has been made.

                                 Long-lived Assets

                                 Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is evaluated on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. If necessary, impairment will be measured based on the difference between discounted future cash flows and the net book value of the related assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

                                 Revenue Recognition

                                 Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is generally at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

                                 Research and Development

                                 Research and development expenditures are charged to operations as incurred.

                                 Earnings Per Share

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

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                               For the Year Ended May 31,                           2001          2000           1999
                               -------------------------------------------------------------------------------------------
                               Numerator for Basic and Diluted
                                  Earnings Per Share
                                   Net income                                   $3,170,000    $3,074,000      $  2,255,000
                               ===========================================================================================

                               Denominator
                                  Denominator for basic earnings per
                                   share - weighted average shares               5,731,712     5,905,623         6,099,129


                                 Effect of Dilutive Securities
                                   Stock options and warrants                      184,254        16,859            41,734
                               -------------------------------------------------------------------------------------------

                                   Dilutive Potential Common Stock
                                    Denominator for diluted earnings
                                    per share - adjusted weighted
                                    average shares and assumed
                                    conversions                                  5,915,966     5,922,482         6,140,863
                               ===========================================================================================

                                 Basic Earnings Per Share                       $      .55    $      .52      $        .37
                               ===========================================================================================

                                 Diluted Earnings Per Share                     $      .54    $      .52      $        .37
                               ===========================================================================================

                               Options to purchase 35,400, 616,200, and 441,100
                               shares of common stock at prices ranging from $9.25 to $13.25, $6.50 to $13.25, and $7.13 to
                               $13.25 in 2001, 2000, and 1999, respectively,
                               were outstanding, but were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

2.  Marketable                 The Company currently invests in only high
    Securities                 quality, short-term investments with maturity
                               dates of less than one year, which are classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 2001 and 2000. Additionally, since investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. At May 31, 2001 and 2000, marketable securities consisted of corporate debt securities.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


3.  Acquisitions and             On February 17, 2000, Neogen Corporation
    Divestitures                 purchased 100% of the common stock of Acumedia
                                 with principal offices in Baltimore, Maryland.
                                 Acumedia is an internationally recognized producer of culture media. The acquisition was accounted for using the purchase method.

                                 Consideration for the purchase, including direct acquisition related expenses, was $3,098,000, which included cash payments and a one year 7% promissory note of $450,000 (see
                                 Note 5). The purchase price was allocated
                                 $1,943,000 to current assets, $414,000 to
                                 property and equipment, and $1,191,000 to intangible assets.

                                 Unaudited pro forma financial information for the year ended May 31, 2000, as if the acquisition of Acumedia had taken place on June 1, 1999 is as follows:

                                 ----------------------------------------------

                                 Revenues                           $26,081,000
                                 Net income                           2,901,000
                                 ----------------------------------------------

                                 Basic and Diluted
                                 Earnings Per Share                 $       .49
                                 ==============================================

                                 These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the related effect on income tax expense. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or that may result in the future. On June 2, 2000, the Company acquired substantially all of the assets of AmVet Pharmaceuticals, a distributor of animal health products. The acquisition was accounted for using the purchase method.

                                 The purchase price, subject to certain post closing adjustments, was $3,715,000 paid in cash, plus additional payments in July 2001, resulting from the post closing adjustments of $170,000 and 32,388 shares

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                 of common stock. The initial purchase price was allocated $909,000 to current assets $10,000 to property and equipment and $2,796,000 to intangible assets. Sales of AmVet products were to approximately $4,600,000 in the year ended May 31, 2001.

                                 On September 1, 2000, the Company acquired certain assets of Squire Laboratories, a manufacturer and distributor of animal health products. The acquisition was accounted for using the purchase method. The purchase price was $1,033,000 paid in cash. The purchase price was allocated $133,000 to current assets, $127,000 to property and equipment and $773,000 to intangible assets. Sales of Squire products approximated $800,000 over the 9 months following the acquisition.

                                 Following the acquisitions, the assets of AmVet and Squire were moved to the Company's facility in Lexington, Kentucky, and combined with the Company's Animal Safety Division.

                                 In the fourth quarter of fiscal 1999, the Company sold its AMPCOR human clinical product line and related assets in exchange for notes receivable of approximately $500,000, the majority of which is due in monthly installments through April 2004. In connection with the asset sale, the Company closed the AMPCOR facility located in Bridgeport, New Jersey and moved its remaining AMPCOR manufacturing operations for diagnostic test kits to detect microorganisms to the Company's headquarters in Lansing, Michigan. As a result of the asset sale and related facility closure, the Company recorded a loss of $629,000. Included in the loss was approximately $200,000 related to lease obligations, employee severance costs and other expenses incurred to close the facility. Sales of human clinical products were not material to the consolidated sales of the Company in 1999.


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

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                               The reimbursement of legal and professional fees and expenses was netted against general and administrative expenses in fiscal 2000, which included approximately $750,000 of such expenses.

5.  Notes Payable and          The Company and its subsidiaries have available
    Long-Term Debt             working capital lines-of-credit and borrowing
                               arrangements with banks totalling $2,500,000. At
                               May 31, 2001 and 2000, there were no borrowings outstanding on these lines. These arrangements bear interest at rates ranging from the prime rate less .50% to the prime rate (7.0% at May 31, 2001), and are collateralized by substantially all assets of the Company and its subsidiaries.

                               In addition, the Company maintains an unsecured acquisition line-of-credit in the amount of $7,500,000 at the prime rate less .50%. At May 31, 2001 and 2000 there were no borrowings on this line.

                               Long-term debt consisted of the following:

                                                                  2001              2000
                               ----------------------------------------------------------
                                 7% Note payable            $        -       $   450,000
                                 Term note payable              77,000           126,000
                               ----------------------------------------------------------

                                                                77,000           576,000
                                 Less current maturities        49,000           499,000
                               ----------------------------------------------------------

                                 Total Long-Term Debt       $   28,000       $    77,000
                               ==========================================================

                               The term note, which is payable in sixty monthly installments of $4,056 plus interest at the prime rate less .50%, is due in fiscal 2003 and is collateralized by substantially all the assets of Neogen.

                               The terms of certain financing agreements contain, among other provisions, the requirements to meet certain financial ratios and levels of working capital and tangible net worth, and restrict the payment of dividends.

                               Maturities of long-term debt are: 2002 -$49,000; and 2003 - $28,000.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


6.  Stock Options and       The Company maintains stock option plans (the
    Stock Warrants          Plans) under which qualified and non-qualified
                            options to purchase shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The number of shares authorized for issuance under the Plans is 2,459,375. At May 31, 2001, options have been granted with three to five year vesting schedules and option terms of five to ten years. A total of 911,500 shares were available for future grants under the Plans.

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

                                                                 2001          2000              1999
                               ----------------------------------------------------------------------
                                 Net Income
                                  As reported              $3,170,000    $3,074,000       $ 2,255,000
                                  Pro forma                 2,797,000     2,627,000         1,918,000

                                 Earnings Per Share
                                  As reported:
                                   Basic                   $      .55    $      .52       $       .37
                                   Diluted                        .54           .52               .37
                                  Pro forma:
                                   Basic                          .49           .44               .31
                                   Diluted                        .47           .44               .31
                               ======================================================================

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                         The following is a summary of the Plans' activity:

                                                                                                          Weighted Average
                                                                                             Shares       Exercise Price
                               -------------------------------------------------------------------------------------------
                                 Outstanding at June 1, 1998 (209,544 exercisable)               526,900       $      7.03
                                 Granted                                                         161,500              7.05
                                 Exercised                                                       (35,800)             2.71
                                 Forfeited                                                       (52,900)             7.47
                               -------------------------------------------------------------------------------------------

                                 Outstanding at May 31, 1999 (265,518 exercisable)               599,700              7.25
                                 Granted                                                         198,500              6.44
                                 Exercised                                                       (21,666)             3.55
                                 Forfeited                                                       (70,500)             6.80
                               -------------------------------------------------------------------------------------------

                                 Outstanding at May 31, 2000 (295,182 exercisable)               706,034              7.18
                                 Granted                                                         216,000              6.31
                                 Exercised                                                      (141,600)             6.67
                                 Forfeited                                                        (1,900)             7.29
                               -------------------------------------------------------------------------------------------

                                 Outstanding at May 31, 2001 (286,777 exercisable)               778,534       $      7.03
                               ===========================================================================================

                               The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999, respectively: dividend yield of 0%; expected volatility of 61.0%, 51.0% and 52.0%; risk free interest rates of 6.1% , 5.7%, and 5.2%; and expected lives of four years.

                               The weighted-average grant date fair value of options granted in 2001, 2000 and 1999 was $2.70, $2.97 and $3.24, respectively.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

                            The following is a summary of stock options outstanding at May 31, 2001:

                                                           Options Outstanding                     Options Exercisable
                                              --------------------------------------------    ----------------------------
                                                               Average       Weighted                         Weighted
                                      Range of               Remaining        Average                          Average
                                      Exercise             Contractual       Exercise                         Exercise
                                         Price     Number  Life (Years)         Price            Number          Price
                               -------------------------------------------------------------------------------------------
                                  $ 4.63- 6.88    486,334          4.3          $     6.36       101,923       $      6.37
                                   7.13-  9.25    258,800          3.3                7.59       151,454              7.67
                                   11.31-13.25     33,400          4.3               12.31        33,400             12.31

                               -------------------------------------------------------------------------------------------

                                  $ 4.63-13.25    778,534          4.0          $     7.03       286,777       $      7.75
                               ===========================================================================================

                               The weighted-average exercise price of the 295,182 shares which were exercisable at May 31, 2000 and 265,518 shares which were exercisable at May 31, 1999 was $7.37 and $6.72, respectively.

                               The following table summarizes warrant activity for the years ended May 31, 2001, 2000 and 1999. All warrants are exercisable for unregistered common stock of the Company and expire through 2010.

                                                                                                            Warrant
                                                                                             Shares           Price
                               -------------------------------------------------------------------------------------------
                                 Outstanding Warrants at June 1, 1998                        43,265       $    4.82
                                 Warrants exercised during the year                               -               -
                                 Warrants expiring during the year                                -               -
                               -------------------------------------------------------------------------------------------

                                 Outstanding Warrants at May 31, 1999                        43,265            4.82
                                 Warrants exercised during the year                         (43,265)           4.82
                                 Warrants granted during the year                             8,000            6.25
                               -------------------------------------------------------------------------------------------

                                 Outstanding Warrants at May 31, 2000                         8,000            6.25
                                 Warrants exercised during the year                               -               -
                                 Warrants granted during the year                            21,000            6.44
                               -------------------------------------------------------------------------------------------

                                 Outstanding Warrants at May 31, 2001                        29,000       $    6.39
                               ===========================================================================================

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


7.  Taxes On Income            The provision for taxes on income consisted of
                               the following:

                                                                                      2001          2000              1999
                               -------------------------------------------------------------------------------------------
                                 Current:
                                  Federal                                       $1,905,100     $1,180,000       $   367,000
                                  State                                            177,400         30,000            26,000
                                 Deferred                                         (382,500)             -                 -
                               --------------------------------------------------------------------------------------------

                                 Taxes on Income                                $1,700,000     $1,210,000       $   393,000
                               ============================================================================================

                               Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2001 and 2000 are as follows:

                                                                                                   2001             2000
                               -------------------------------------------------------------------------------------------
                                 Deferred tax liabilities:
                                 Property and equipment                                       $   98,000       $   193,000
                                 Losses of affiliated partnerships                                15,000            35,000
                               -------------------------------------------------------------------------------------------

                                 Total Deferred Tax Liabilities                                  113,000           228,000

                                 Deferred tax assets:
                                 Inventory and accounts receivable                               444,000           274,000
                                 Accruals                                                         51,500           232,000
                               -------------------------------------------------------------------------------------------

                                 Total Deferred Assets                                           495,500           506,000
                                 Valuation Allowance for Deferred
                                  Tax Assets                                                           -         (278,000)
                               -------------------------------------------------------------------------------------------

                                 Net Deferred Tax Assets                                         495,500           228,000
                               -------------------------------------------------------------------------------------------

                                 Net Deferred Tax (1)                                         $  382,500       $         -
                               ===========================================================================================

                              (1) Included in Prepaid expenses and other current assets on the Consolidated Financial Statements.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements



                               The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 2001, 2000 and 1999 is as follows:

                                                                      2001                2000             1999
                               ----------------------------------------------------------------------------------
                               Tax at U.S. statutory rates        $ 1,656,000         $1,456,000      $  900,000
                               Adjustment of valuation
                                 allowance                           (278,000)           (34,000)       (387,000)
                               Prior year adjustments                 208,000           (171,000)       (137,000)
                               Tax credits                                  -            (60,000)              -
                               Provision for State Income
                                 Tax                                  114,000             19,000          17,000
                               ---------------------------------------------------------------------------------

                               Taxes on Income                    $ 1,700,000         $1,210,000      $  393,000
                               ---------------------------------------------------------------------------------


8.  Commitments and
    Contingencies              The Company has agreements with related research
                               limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 2001, 2000 and 1999 was $987,000, $752,000 and $780,000, respectively.

                               The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2001, 2000 and 1999 was $392,000, $298,000 and $302,000, respectively.
                               Future minimum rental payments for these leases are as follows: 2002 - $314,000, 2003 - $294,000,
                               2004 -$72,000, 2005 - $66,000, 2006 - $67,000,
                               2007 and thereafter, $108,000.

                               The Company is involved in certain legal proceedings, none of which, in the opinion of management, is material to the financial statements.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


9.  Defined Contribution           The Company maintains a defined contribution
    Benefit Plan                   401(k) benefit plan covering substantially
                                   all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The
                                   Company's expense under this plan was
                                   $200,000, $152,000 and $117,000 for the years
                                   ended May 31, 2001, 2000 and 1999,
                                   respectively.

10.  Segment Information           The Company has two reportable segments: Food
                                   Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, pesticide residues, and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including 250 different veterinary instruments and a complete line of consumable products marketed to veterinarians and animal health product distributors.

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

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                         Segment information for the years ended May 31, 2001, 2000 and 1999 was as follows:

                                                                Food             Animal          Corporate and
                                                              Safety             Safety        Eliminations (1)             Total
           --------------------------            --------------------------------------------------------------------------------
             2001

             Net sales to external customers             $16,717,000        $18,178,000        $              -       $34,895,000
             Operating income                              2,369,000          2,594,000                (698,000)        4,265,000
             Depreciation and amortization                   566,000            736,000                       -         1,302,000
             Interest income                                       -                  -                 376,000           376,000
             Income taxes                                    806,000            882,000                  12,000         1,700,000
             Total assets                                 10,106,000         16,199,000               6,717,000        33,022,000
             Expenditures for long-lived assets              569,000            530,000                       -         1,099,000
           ----------------------------------------------------------------------------------------------------------------------

             2000

             Net sales to external customers             $11,634,000        $11,878,000        $              -       $23,512,000
             Operating income                              1,593,000          1,364,000                (594,000)        2,363,000
             Depreciation and amortization                   428,000            518,000                       -           946,000
             Litigation settlement                                 -                  -               1,100,000         1,100,000
             Interest income                                       -              2,000                 559,000           561,000
             Income taxes                                    451,000            328,000                 431,000         1,210,000
             Total assets                                 10,758,000         10,383,000               8,388,000        29,529,000
             Expenditures for long-lived assets              395,000            525,000                       -           920,000
           ----------------------------------------------------------------------------------------------------------------------
             1999

             Net sales to external customers             $10,069,000        $12,110,000        $              -       $22,179,000
             Operating income                              1,513,000          1,754,000                (723,000)        2,544,000
             Depreciation and amortization                   379,000            500,000                       -           879,000
             Interest income                                   2,000                  -                 492,000           494,000
             Loss on sale of product line                   (629,000)                 -                       -          (629,000
             Income taxes                                    213,000            297,000                (117,000)          393,000
             Total assets                                  6,444,000          9,768,000               9,896,000        26,108,000
             Expenditures for long-lived assets              535,000            342,000                       -           877,000
           ----------------------------------------------------------------------------------------------------------------------

           (1) Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


                         The Company has no long-lived assets outside of the United States and no significant foreign operations. Export sales amounted to $8,100,000 or 23% of consolidated sales in 2001, $4,800,000 or 20% in 2000 and $4,900,000 or 22% in 1999, respectively, and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company does not have sales to any single foreign country or any single customer exceeding 10% of consolidated sales.


11.  Stock Repurchase    The Company's Board of Directors has authorized the
                         purchase of up to 1,000,000 shares of the Company's common stock. As of May 31, 2001, the Company had purchased 626,990 shares in negotiated and open market transactions for a total price, including commissions, of approximately $4,067,000. Shares purchased under this buy-back program are retired or used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.



12.  Supplemental        Cash paid for income taxes totaled $1,507,000,
     Disclosure of Cash  $681,000, and $749,000 in 2001, 2000 and 1999,
     Flows Information   respectively. Cash paid for interest totaled $32,000,
                         $12,000 and $16,000 in 2001, 2000 and 1999,
                         respectively.

                         Non-Cash Investing and Financing Activities

                         In February 2000, the Company acquired Acumedia for cash and a $450,000 note payable.

                         In the fourth quarter of fiscal 1999, the Company sold its AMPCOR human clinical product line and related assets in exchange for term notes receivable of approximately $500,000.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements


13.  Subsequent          On June 30, 2001, the Company acquired all of the stock
     Events              of QA Life Sciences, in a purchase transaction. The
                         purchase price, subject to certain post closing adjustments, was 58,000 shares of Neogen Stock, with provisions for up to an additional $200,000 to be paid to QA's former owners based on the achievement of specified levels of post closing revenues.

                         Immediately following the acquisition the operations of QA Life Sciences were moved to the Company's facilities in Baltimore, Maryland, and Lansing, Michigan, where they were combined with the Food Safety Division.

14.  Summary of                                                               Fiscal Quarter Ended
                                                                -----------------------------------------------
     Quarterly Data                                                  August     November    February        May
     (Unaudited)                                                       2000        2000         2001       2001
                           ------------------------------------------------------------------------------------
                                                                  (Dollars in thousands, except per share data)
                             Net sales                               $8,124     $ 9,009      $ 8,601    $ 9,161
                             Gross margin                             3,996       4,544        4,352      4,846
                             Net income                                 672         860          714        924
                             Basic earnings per share                   .12         .15          .12        .16
                             Diluted earnings per share                 .12         .15          .12        .15
                             Market price of common stock
                              High                                   $7.125     $10.375      $13.438    $15.000
                              Low                                     5.500       6.125        7.125      8.750
                           ====================================================================================

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                                                  Fiscal Quarter Ended
                                                  -----------------------------------------------
                                                       August    November     February        May
                                                         1999        1999         2000       2000
                           ----------------------------------------------------------------------
                                                    (Dollars in thousands, except per share data)
                             Net sales                 $5,340     $ 5,425      $ 6,276    $ 6,471
                             Gross margin               3,079       2,972        3,555      3,046
                             Net income                   808         339          627      1,300
                             Basic earnings per           .14         .06          .11        .22
                             share
                             Diluted earnings per         .14         .06          .11        .22
                             share
                             Market price of
                             common stock
                             High                      $7.250     $ 7.500      $ 6.750    $ 8.250
                             Low                        6.000       5.875        5.000      5.375
                           ======================================================================

                             The Quarter ended May 31, 2000 includes the litigation settlement discussed in Note 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

Changes In Accountants

  The Board of Directors and Audit Committee of Neogen Corporation (the "Company") approved the termination of the Company's relationship with BDO Seidman, LLP ("BDO") as its independent accountants and auditors of record effective April 23, 2001.

  In connection with the audits of the Company's financial statements for each of the three fiscal years ended 1998, 1999, and 2000 and for unaudited interim period through April 23, 2001, there were no disagreements or reportable events with BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the matter in its report. BDO's report on the Company's financial statements for either of the past two years was not adverse, nor did it disclaim opinion nor was it modified as to uncertainties, audit scope, or accounting principles.

  On April 24, 2001, Deloitte & Touche ("Deloitte") of Lansing, Michigan was engaged as the Company's independent auditors for the fiscal year ending May 31, 2001. The Company has not retained Deloitte during any of the previous years to consult on the application of accounting principles, or on its engagement since June 1997.

Disagreements With Accountants On Accounting And Financial Disclosure

  There were no disagreements or reportable events with Deloitte following its appointment.

Other Information Required By Part III

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of May 31, 2001.

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

                                                                                    Year Joined
    Name                                  Position with the Company                 the Company
    ----                                  -------------------------                 -----------
Lon M. Bohannon             Vice President, Chief Operating Officer, Director           1985
Edward L. Bradley           Vice President                                              1994
Richard R. Current          Vice President, Chief Financial Officer                     1999
James L. Herbert            Chairman, President, Chief Executive Officer, Director      1982
Joseph M. Madden, Ph.D.     Vice President, Scientific Affairs                          1997
Anthony E. Maltese          Vice President, Corporate Development                       1999
Brinton M. Miller, Ph.D.    Senior Vice President                                       1984
Terri A. Morrical           Vice President                                              1992
Thomas H. Reed              Secretary, Director                                         1995
Gerald S. Traynor           Vice President                                              1990
Paul S. Satoh, Ph.D.        Vice President, Diagnostic Research & Development           1998
David A. Wall               Vice President, Diagnostic Manufacturing                    1998

There are no family relationships among officers. Information concerning the executive officers of the Company follows:

  James L. Herbert, age 61, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. In 1999, he assumed the additional position of Chairman of the Board. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

  Thomas H. Reed, age 56, was elected to the Board of Directors in October 1995 and was elected Secretary in October 1999. Mr. Reed is group Vice President of Packerland Packing Company, Vice President of MLE Marketing, a division of Southern States Cooperative, Inc., and prior to assuming that position, he served as President and Chief Executive Officer for Michigan Livestock Exchange. Mr. Reed is a member of the Board of Directors of the National Livestock Producers Association and is a former chairman of the Michigan State University Board of Trustees.

  Dr. Brinton M. Miller, age 74, joined the Company in January 1984 as Vice President of Research and Development. He presently serves on a part-time basis, as the Company's Senior Vice President. Prior to joining Neogen, Dr. Miller held numerous research management positions during his 27-year career with Merck, Sharp and Dohme Laboratories.

  Lon M. Bohannon, age 48, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. He is responsible for all Company operations except research, finance, and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young from June 1975 to March 1980.

  Gerald S. Traynor, age 66, joined Neogen in July 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

  Terri A. Morrical, age 36, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company's Lexington division and is responsible for all sales pertaining to animal safety. Mrs. Morrical graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

  Edward L. Bradley, age 41, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

  Dr. Joseph M. Madden, age 52, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation's top experts on both scientific and regulatory issues relating to food safety.

  Dr. Paul S. Satoh, age 64, became Neogen's Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist and research manager at Pharmacia & Upjohn Inc. Dr. Satoh joined Neogen after serving nearly six years on the Company's Scientific Review Council as an immunology specialist. At Upjohn, Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor, and general studies in chemistry and social issues in biology at Western Michigan University. His most recent positions at Pharmacia & Upjohn included senior scientist in drug metabolism research and senior scientist for strategic information analysis and competitive intelligence.

  David A. Wall, age 53, joined Neogen Corporation in October 1998 as Vice President and General Manager of Ampcor Diagnostics Incorporated. In May 1999, he assumed his current position as Vice President of Diagnostic Manufacturing and Quality Control. Before joining Neogen, he served as Manager of the immunodiagnostics operations for REMEL, Inc. in Augusta, GA, a position he held since 1992. Prior to that, Mr. Wall served as founder, President and Chairman of the Board for Medical Diagnostic Technologies Inc. also in Augusta. Earlier, Mr. Wall served as Laboratory Director for Zeus Scientific, Inc. and in the early 1980's participated in the development of the first commercially available test for Legionnaire's Disease.

  Anthony E. Maltese, age 58, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October, 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

  Richard R. Current, age 57, joined the Company in November 1999 as Vice President and Chief Financial Officer. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of May 31, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of May 31, 2001.


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

(b) Schedule II - Valuation and Qualifying Accounts. Schedules are not filed because there is no respective financial statement caption, full disclosure is provided in the financial statements and related footnotes or the test is not met.

(c) Reports on Form 8-K. The Company filed a report on April 23, 2001 on Form 8-K reporting under Item 45 changes in registrant's certifying accountant.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEOGEN CORPORATION

          /s/ James L. Herbert               /s/ Richard R. Current
          ---------------------------        ----------------------------------
          James L. Herbert, President        Richard R. Current, Vice President
          Chief Executive Officer            Chief Financial Officer

Dated:  August 27, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title                                    Date
---------                                     -----                                    ----
/s/ James L. Herbert                 Chairman, Board of Directors,                 August 27, 2001
--------------------------            President, Chief Executive Officer,
James L. Herbert                      Director (Principal Executive Officer)




/s/ Lon M. Bohannon                  Vice President and Chief Operating Officer    August 27, 2001
--------------------------
Lon M. Bohannon


         *                           Secretary and Director
--------------------------
Thomas H. Reed


         *                           Director
--------------------------
Herbert D. Doan


         *                           Director
--------------------------
Robert M. Book


         *                           Director
--------------------------
Gordon E. Guyer, Ph.D.


         *                           Director
--------------------------
G. Bruce Papesh


         *                           Director
--------------------------
Leonard E. Heller, Ph.D.


         *                           Director
--------------------------
Jack C. Parnell



*By: /s/ James L. Herbert                                                          August 27, 2001
     ---------------------
James L. Herbert, Attorney-in-fact

Neogen Corporation

                          Annual Report on Form 10-K
                            Year Ended May 31, 2001

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
 3 (a)          (1)           Articles of Incorporation, as restated
 3 (a)          (1)           By-Laws, as amended
10 (a)          (2)           Neogen Research Limited Partnership II/Neogen
                              Corporation Agreement for the Sale of Patent
                              Rights and Related Know How, dated October 14,
                              1988
10 (c)          (6)           Neogen 1997 Stock Option Plan
10 (d)          (7)           Tenner Incorporated/AMPCOR Diagnostics, Inc. Asset
                              Purchase Agreement, dated April 28, 1999
10 (e)          (5)           Neogen Corporation/United States Department of
                              Agriculture License Agreement, dated June 29, 1994
10 (g)          (2)           Neogen Research Limited Partnership II First
                              Amended and Restated Partnership Agreement, dated
                              December 30, 1985
10 (h)          (7)           Neogen/BioPort Corporation Product Purchase
                              Agreement dated May 22, 1998
10 (j)          (3)           Amended and Restated Incentive Stock Option Plan
                              II and Sample Individual Incentive Stock Option
                              Agreement
10 (k)          (4)           Neogen/International Diagnostic Systems Asset
                              Purchase Agreement, dated June 27, 1995
10 (m)          (7)           Amendment to ELISA Technologies Lease Agreement
10 (o)          (6)           NBD Bank Loan Documents
10 (p)          (6)           Comerica Bank Loan Documents
10 (t)          (1)           Stock Purchase Agreement between Registrant and
                              IDEXX Laboratories, Inc., dated February 17, 2000
10 (v)          (8)           Neogen/AmVet Asset Purchase Agreement, dated June
                              2, 2000
10 (x)          (8)           Amendment to Neogen Stock Option Plan
10 (y)          (9)           Asset Purchase Agreement Between Registrant and
                              Squire Laboratories, Inc. dated September 1, 2000.
21                            List of Subsidiaries
23                            Independent Auditors' Consents
24                            Power of Attorney (included on Signature Page)

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

(8) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000.

(9) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q dated August 31, 2000.

Neogen Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

                                                 Balance     Charged To                            Balance
                                               at Beginning  Costs and                              at End
Description                                      of Year      Expenses   Acquisition   Write-Offs  of Year
-----------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
Year Ended May 31:
2001                                               $361,000    $223,000  $100,000 (1)    $217,000  $467,000
2000                                                166,000     162,000    90,000 (2)      57,000   361,000
1999                                                227,000       6,000                    67,000   166,000
-----------------------------------------------------------------------------------------------------------

(1)  Acquisition of AmVet Pharmaceuticals on June 1, 2000.

(2)  Acquisition of Acumedia Manufacturers on February 17, 2000.