Form 10-Q
period 2001-08-31
NEOGEN CORP
filed 2001-10-12
CIK 711377

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 August 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 1, 2001, there were 5,911,000 outstanding shares of Common Stock.

                                      INDEX

                       NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  Interim Financial Statements (unaudited)

         Consolidated Balance Sheets - August 31, 2001 and May 31, 2001

         Consolidated Statements of Operations - Three months ended August 31, 2001 and 2000

         Consolidated Statements of Stockholders' Equity - Three months ended August 31, 2001

         Consolidated Statements of Cash Flows - Three months ended August 31, 2001 and 2000

         Notes to Interim Consolidated Financial Statements - August 31, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NEOGEN CORPORATION AND SUBSIDIARIES

                                                            August 31      May 31
                                                              2001          2001
                                                           -----------   -----------
ASSETS

CURRENT ASSETS
    Cash                                                   $   699,000   $   848,000
    Marketable securities                                    3,579,000     6,334,000
    Accounts receivable, net                                 6,112,000     6,026,000
    Inventories                                              6,759,000     6,974,000
    Other current assets                                     1,268,000     1,397,000
                                                           -----------   -----------
                                    TOTAL CURRENT ASSETS    18,417,000    21,579,000

PROPERTY AND EQUIPMENT, NET                                  3,167,000     2,721,000

INTANGIBLE AND OTHER ASSETS - NOTE B
    Goodwill                                                11,419,000     7,223,000
    Other intangible assets, net                             1,258,000       930,000
    Other assets                                               578,000       569,000
                                                           -----------   -----------
                                                            13,255,000     8,722,000
                                                           -----------   -----------

                                                           $34,839,000   $33,022,000
                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $ 1,693,000   $ 1,207,000
    Other accrued liabilities                                1,324,000     2,079,000
    Current maturities of long-term notes payable               49,000        49,000
                                                           -----------   -----------
                               TOTAL CURRENT LIABILITIES     3,066,000     3,335,000

LONG-TERM NOTES PAYABLE                                         16,000        28,000

OTHER LONG-TERM LIABILITIES                                    322,000       322,000

STOCKHOLDERS' EQUITY
    Common stock:
      Par value $.16 per share, 20,000,000                     950,000       932,000
       shares authorized, 5,937,608 shares
       issued and outstanding at August 31, 2001;
       5,823,520 shares issued and
       outstanding at May 31, 2001
    Additional paid-in capital                              22,778,000    21,560,000
    Retained earnings                                        7,707,000     6,845,000
                                                           -----------   -----------
                                                            31,435,000    29,337,000
                                                           -----------   -----------

                                                           $34,839,000   $33,022,000
                                                           ===========   ===========

See notes to interim consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                       Three Months Ended August 31
                                                            2001          2000
                                                       ----------------------------
NET SALES                                               $ 9,732,000    $ 8,124,000
Cost of goods sold                                        4,840,000      4,128,000
                                                        -----------    -----------
    GROSS MARGIN                                          4,892,000      3,996,000

OPERATING EXPENSES
    Sales and marketing                                   2,147,000      1,847,000
    General and administrative                              998,000        928,000
    Research and development                                512,000        419,000
                                                        -----------    -----------
                                                          3,657,000      3,194,000
                                                        -----------    -----------
                                     OPERATING INCOME     1,235,000        802,000

OTHER INCOME
    Interest income                                          53,000        111,000
    Interest expense                                         (1,000)       (10,000)
    Other                                                    76,000         69,000
                                                        -----------    -----------
                                                            128,000        170,000
                                                        -----------    -----------

                        INCOME BEFORE TAXES ON INCOME     1,363,000        972,000

TAXES ON INCOME                                             501,000        300,000
                                                        -----------    -----------

                                           NET INCOME   $   862,000    $   672,000
                                                        ===========    ===========

NET INCOME PER SHARE:

    Basic                                               $      0.14    $      0.12
                                                        ===========    ===========
    Diluted                                             $      0.14    $      0.12
                                                        ===========    ===========


See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                              Common Stock
                                      ------------------------    Additional
                                        Number                      Paid-In      Retained
                                       of Shares       Amount       Capital      Earnings
                                      -----------   -----------   -----------   -----------
Balance at June 1, 2001                 5,823,520   $   932,000   $21,560,000   $ 6,845,000
   Exercise of options and warrants        20,600         3,000
   Acquisitions                            93,488        15,000       125,000     1,093,000
   Net income for the
    three months ended
    August 31, 2001                                                                 862,000
                                      -----------   -----------   -----------   -----------

Balance at August 31, 2001              5,937,608   $   950,000   $22,778,000   $ 7,707,000
                                      ===========   ===========   ===========   ===========


See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                                     Three Months Ended August 31
                                                                          2001         2000
                                                                     ----------------------------
OPERATING ACTIVITIES:
   Net income                                                         $   862,000    $   672,000
   Adjustments to reconcile net income to net
    cash provided from operating activities:
      Depreciation and amortization                                       269,000        332,000
   Changes in operating assets and
    Liabilities, net of acquisitions:
      Accounts receivable                                                 223,000       (494,000)
      Inventories                                                         344,000          6,000
      Other current assets                                                129,000       (175,000)
      Accounts payable                                                    249,000        132,000
      Other accrued expenses                                             (754,000)      (439,000)
                                                                      -----------    -----------
                                               NET CASH PROVIDED BY
                                               OPERATING ACTIVITIES     1,322,000         34,000

INVESTING ACTIVITIES:
   Sales of marketable securities                                       8,142,000      3,212,000
   Purchases of marketable securities                                  (5,386,000)       (87,000)
   Purchases of property and equipment
    and other assets                                                     (756,000)      (298,000)
   Acquisitions                                                        (3,587,000)    (3,334,000)
                                                                      -----------    -----------
                                                   NET CASH USED IN
                                               INVESTING ACTIVITIES    (1,587,000)      (517,000)

FINANCING ACTIVITIES:
   Payments on long-term borrowings                                       (12,000)       (12,000)
   Net proceeds from the issuance
    of common stock                                                       128,000           --
   Repurchase of common stock                                                --         (544,000)
                                                                      -----------    -----------
                                                  NET CASH PROVIDED
                                                       BY (USED IN)
                                               FINANCING ACTIVITIES       116,000       (556,000)
                                                                      -----------    -----------

                                                   DECREASE IN CASH      (149,000)    (1,029,000)
Cash at beginning of period                                               848,000      2,198,000
                                                                      -----------    -----------

                                              CASH AT END OF PERIOD   $   699,000    $ 1,169,000
                                                                      ===========    ===========

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2002. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2001 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

NOTE B - CHANGE IN ACCOUNTING FOR GOODWILL
------------------------------------------

The Company has adopted Financial Accounting Standards Board SFAS 142 "Goodwill and other intangible assets" effective June 1, 2001. Under the provisions of the Statement, goodwill is no longer amortized but instead is reviewed for impairment at least annually. In connection with the adoption of the Statement, Management is required to perform an impairment assessment within six months of adoption. As of August 31, 2001 the Company had not yet completed the goodwill impairment review, and therefore has made no determination of any impairment charges that could result from adoption of this statement.

A reconciliation of the allocation of intangible assets as reported at May 31, 2001 and at June 1, 2001, following the adoption of SFAS 142, is as follows:

                                        May 31, 2001                Reclassifications               June 1, 2001
                                  Gross                         Gross                          Gross
                                 Carrying      Accumulated     Carrying      Accumulated      Carrying      Accumulated
                                  Amount       Amortization     Amount       Amortization      Amount       Amortization
                               -----------     ------------   -----------    ------------    -----------    ------------
Goodwill                       $ 8,123,000     $ 1,047,000    $   280,000     $  133,000     $ 8,403,000     $1,180,000
Intangible assets with
indefinite lives                                                  614,000        199,000         614,000        199,000
Intangible assets with
finite lives                                                    1,019,000        504,000       1,019,000        504,000
Other assets                     2,482,000         836,000     (1,913,000)      (836,000)        569,000             --
                               ----------- ---------------    -----------     ----------     -----------     ----------

                               $10,605,000     $ 1,883,000    $        --     $       --     $10,605,000     $1,883,000
                               ===========     ===========    ===========     ==========     ===========     ==========

         The allocation of assets following SFAS 142 as of June 1, 2001 and August 31, 2001 is summarized in the following table:

                                                      June 1, 2001                August 31, 2001
                                                 Gross                         Gross
                                                Carrying     Accumulated      Carrying      Accumulated
                                                 Amount      Amortization      Amount       Amortization
                                               ----------    ------------    -----------    ------------
Goodwill:
     Food Safety                               $  841,000     $  123,000     $ 4,364,000     $  123,000
     Animal Safety                              7,562,000      1,057,000       8,235,000      1,057,000
                                               ----------     ----------     -----------     ----------
          Total                                 8,403,000      1,180,000      12,599,000      1,180,000

Intangible assets with indefinite lives           614,000        199,000         614,000        199,000

Intangible assets with finite lives:
     Licenses                                     305,000         69,000         633,000        102,000
     Covenants not to compete                     355,000        171,000         415,000        186,000
     Patents                                      351,000        263,000         351,000        265,000
     Other                                          8,000          1,000           8,000          1,000
                                               ----------     ----------     -----------     ----------
                                                1,019,000        504,000       1,407,000        550,000

As provided by SFAS 142, the results of operations of the quarter ended August 31, 2000 have not been restated. If the statement had been adopted as of June 1, 2000, the effect would have resulted in the reduction in amortization of $92,000; net income of $733,000 and net income per share of $.13 (basic and diluted).

Estimated fiscal year amortization expense is as follow: 2002-$144,000; 2003-$139,000; 2004-$119,000; 2005-$80,000 and 2006-$53,000.

NOTE C - CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
-------------------------------------------------------------------------------

SFAS 133, as amended by SFAS 137 and SFAS 138, established accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS 133 as amended, effective June 1, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position or results of operations of the company because the Company currently has no derivative instruments or hedging activities.

NOTE D - EARNINGS PER SHARE
---------------------------

The following table summarizes the calculation of earnings per share:

                                                                Three months
                                                               Ended August 31
                                                              2001         2000
                                                           ----------   ----------
Basic and Diluted - Earnings per Share
                  Numerator - Net Income                   $  862,000   $  672,000
                                                           ==========   ==========
Denominator:
         For basic earnings per share-
                  Weighted average shares                   5,950,000    5,731,000
         Effect of dilutive securities-
                  Stock options and warrants                  322,000       10,000
                                                           ----------   ----------
         For diluted earnings
                  per share - adjusted weighted
                  average shares and assumed conversions    6,272,000    5,741,000
                                                           ==========   ==========

Basic Earnings per Share                                   $     0.14   $     0.12
                                                           ==========   ==========

Diluted Earnings per Share                                 $     0.14   $     0.12
                                                           ==========   ==========

NOTE E - STOCK REPURCHASE
-------------------------

The Company's board of directors has authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. As of August 31, 2001, the Company had purchased 626,990 shares (none in the quarter ended August 31, 2001) in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of Common Stock upon the exercise of outstanding stock options and warrants.

NOTE F - INVENTORIES
--------------------

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                         August 31, 2001     May 31, 2001
                                         ---------------     ------------
Raw Material                               $2,076,000         $1,832,000
Work-In-Process                               864,000            885,000
Finished Goods                              3,819,000          4,257,000
                                           ----------         ----------
                                           $6,759,000         $6,974,000
                                           ==========         ==========

NOTE G - SEGMENT INFORMATION
----------------------------

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including 250 different veterinary instruments and a complete line of consumable products marketed to veterinarians and distributors serving the professional animal care industry.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. Segment information for the three months ended August 31, 2001 and 2000 was as follows:

                                              Food         Animal       Corporate and
                                            Safety         Safety     Eliminations (1)          Total
--------------------------------------------------------------------------------------------------------
2001
Net sales from external customers      $ 4,949,000    $ 4,783,000          $       --     $ 9,732,000
Operating income (loss)                    906,000        545,000            (216,000)      1,235,000
Total assets                            14,647,000     16,230,000           3,962,000      34,839,000
--------------------------------------------------------------------------------------------------------

2000
Net sales from external customers      $ 4,389,000    $ 3,735,000          $       --     $ 8,124,000
Operating income (loss)                    692,000        289,000            (179,000)        802,000
Total assets                            10,431,000     13,179,000           5,327,000      28,937,000
--------------------------------------------------------------------------------------------------------

(1) Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

NOTE H - ACQUISITIONS
---------------------

As of June 30, 2001, the Company purchased 100% of the common stock of QA Life Sciences. QA has a product line directed toward testing of food and water. The purchase price, subject to certain post closing adjustments, was 58,000 shares of Neogen stock with provision for payment of up to an additional 3,100 issued shares of Neogen stock based on post closing collections of accounts receivable and an additional $200,000 based on achievement of specific levels of post closing revenues. The accounts receivable secondary payment requirements were met and required share payment was made as of August 31, 2001. The purchase price and acquisition costs were allocated $129,000 to current assets, $150,000 to the property and equipment and $487,000 to intangible assets. Revenues of QA Life Sciences in the 12 months prior to the acquisition were less than $1,000,000.

As of August 1, 2001, the Company purchased for cash substantially all of the assets of Gene-Trak Systems from Vysis, Inc. Gene-Trak has a product line for tests of specific bacteria in food. The purchase price and acquisition costs were allocated $378,000 to current assets, $125,000 to property and equipment and $3,144,000 to intangible assets. Revenues of Gene-Trak in the 12 months prior to the acquisition were approximately $3,000,000.

During the quarter, final determination was made of amounts due as secondary payments to the former owners of AmVet Pharmaceuticals. To satisfy these obligations, 32,388 shares of Neogen stock valued at $416,000 were issued and cash payments of $133,000 were made.

These transactions were accounted for as purchases under the provision of SFAS
141. Results of operations are included in the consolidated financial statements beginning with the date of the acquisition. Common Stock was valued at the closing price on the date of the transaction after allowance for restriction related to the shares tendered.

NOTE I - LEGAL PROCEEDINGS
--------------------------

The Company is involved in certain legal proceedings, none of which, in the opinion of Management is material to the financial statements.

NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
----------------------------------------------------------

Cash paid for income taxes totaled $1,200,000 and $876,000 in the first quarter of 2002 and 2001, respectively. Cash paid for interest totaled $1,000 and $11,000 in 2002 and 2001, respectively.


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

Accounting Changes
------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets." As allowed under the Standard, the Company has adopted SFAS 142 as of June 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, Management reviewed classifications, useful lives, and residual lives of all acquired intangible assets. Following this review, changes in classification were made as described in Note B. No changes in the amortization periods or residual values were determined to be necessary.

SFAS 142 provides a six-month transitional period from the effective date of adoption for Management to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, Management must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the year. Any impairment measured as of the date of adoption will be recognized as of the cumulative effect of a change in accounting principle, Management has not determined whether there is any indication that goodwill is impaired or estimated the amount of any potential impairment.

Additionally, the Company adopted the provisions of SFAS 133, as amended, as of June 1, 2001. This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, will not have a significant impact on the financial position or results of operations of the Company.

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31,
----------------------------------------------------------------------------
2000.
-----

Total sales for the quarter ended August 31, 2001 increased $1,608,000 or 19.8% compared to the same quarter in 2000. Sales of products dedicated to food safety were up 12.8% and sales of animal safety products were up 28.1%.

The increase in food safety sales came from increases in sales of test kits to detect harmful bacteria, such as E. coli O157:H7, Salmonella and Listeria, that increased 23% compared to the prior year as the Company continues to add sales in this growing market. Additionally, sales of test kits for allergens were up 51%.

The increase in animal safety sales came from a $380,000 increase in sales of the Triple Crown product line and a $350,000 increase in sales of botulism B products. Botulism B sales were particularly low in 2000 as a result of supply problems at that time. Triple Crown sales increases came principally from the Company's products for wound management which have been a focus product for the past year and have shown consistently high levels of growth.

Revenues of QA Life Sciences and Gene-Trak Systems that were acquired during the quarter represented less than 4% of total revenues for the quarter.

Gross margins increased from 49.2% in 2000 to 50.3% in 2001. This change in margins resulted principally from the effect of changes in product sales mix.

Sales and marketing expenses increased $300,000 or 16.2% from the first quarter on 2000. These expenses rose in relation to sales increases, however, sales and marketing costs as a percentage of sales decreased from 22.7% to 22.1%.

General and administrative expenses increased $70,000 or 7.5% from the 2000 quarter. As a percentage of revenue these costs decreased from 11.4% to 10.3%. The increase in dollar costs consisted principally of personnel additions and similar costs necessary to provide administrative functions for the significantly greater level of sales, net of the effect on amortization following adoption of SFAS 142 as of June 1, 2001.

Research and development expenses increased 22.2% from the 2000 quarter. As a percentage of revenues, research and development expenses increased from 5.2% to 5.3%. The absolute dollar amount of research and development expense increased $93,000 from the amount incurred in the comparable quarter of the prior year. Management intends to maintain research and development expenditures for product lines that require such expenditures at 8% to 10% of revenues.

Interest income decreased in the 2001 quarter as a result of the reduction in invested balances following the purchase of QA Life Sciences and Gene-Trak Systems and decrease in rates.

The federal and state tax rate in the first quarter of 2001 increased to 36.8% of income before taxes on income from 30.9% in the prior year. The tax provision in the prior year was favorably affected by certain tax credits carried forward from earlier years. No further credit carryovers are available.

These increases were offset by a reduction in amortization expense for intangible assets of $92,000 as the result of the adoption of SFAS 142 as of June 1, 2001.

Financial Condition and Liquidity
---------------------------------

At August 31, 2001, the Company had $4,278,000 in cash and marketable securities, working capital of $15,351,000 and stockholders' equity of $31,435,000. In addition, the Company has bank lines of credit totaling $10,000,000 with no borrowings against these lines. Cash and marketable securities decreased during the first quarter with cash provided by operating activities offset by $4,300,000 of cash expended for acquisitions, including Gene-Trak Systems, and property and equipment.

Inclusive of the effect of acquisitions, accounts receivable increased $86,000 and inventories decreased $215,000 at August 31, 2001 compared to May 31. This resulted from continued strong management of these assets despite the effect of the acquisitions and the increase in the level of operations. The decrease in current liabilities result from timing of payments, principally those related to federal income taxes.

At August 31, 2001, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at August 31, 2001, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company is involved in certain legal proceedings, none of which, in the opinion of the management is material to the financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibit Index
         -------------

Exhibit 10.1 - Asset Purchase Agreement between registrant and Vysis, Inc. dated August 4, 2001.

(b)      Reports on Form 8-K Filed in Quarterly Period Ended August 31, 2001.
         --------------------------------------------------------------------

The Company filed a report on August 10, 2001 on Form 8-K reporting the acquisition of Gene-Trak Systems.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEOGEN CORPORATION



             10/12/01                       /s/ James L. Herbert
         ----------------                   -----------------------------------
                Date                        James L. Herbert
                                            President


              10/12/01                      /s/ Richard R. Current
         -----------------                  -----------------------------------
                Date                        Richard R. Current
                                            Vice President & Chief
                                             Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.      DESCRIPTION
-----------      -----------

   10.1          ASSET PURCHASE AGREEMENT BETWEEN REGISTRANT AND
                 VYSIS, INC. DATED AUGUST 4, 2001.