Form 10-Q
period 2001-11-30
NEOGEN CORP
filed 2002-01-14
CIK 711377

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                November 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 1, 2002, there were 6,061,000 outstanding shares of Common Stock.

                                      INDEX

                       NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Interim Condensed Financial Statements (unaudited).

         Consolidated Balance Sheets - November 30, 2001 and May 31, 2001.

         Consolidated Statements of Income - Three months and six months ended November 30, 2001 and 2000.

         Consolidated Statements of Stockholders' Equity - Six months ended November 30, 2001.

         Consolidated Statements of Cash Flows - Six months ended November 30, 2001 and 2000.

         Notes to Interim Consolidated Financial Statements - November 30, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings.

ITEM 2.  Changes in Securities.

ITEM 3.  Defaults upon Senior Securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

ITEM 5.  Other Information.

ITEM 6.  Exhibits and Reports on Form 8-K.

SIGNATURES
----------

PART I. - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NEOGEN CORPORATION AND SUBSIDIARIES

                                                       November 30      May 31
                                                          2001           2001
                                                       -----------   -----------
ASSETS
------
CURRENT ASSETS
    Cash                                               $   502,000   $   848,000
    Marketable securities                                4,886,000     6,334,000
    Accounts receivable, net                             6,845,000     6,026,000
    Inventories                                          6,714,000     6,974,000
    Other current assets                                 1,192,000     1,397,000
                                                       -----------   -----------
                         TOTAL CURRENT ASSETS           20,139,000    21,579,000

PROPERTY AND EQUIPMENT, NET                              3,150,000     2,721,000
INTANGIBLE AND OTHER ASSETS - NOTE B
    Goodwill                                            11,432,000     7,076,000
    Other intangible assets, net                         1,232,000     1,077,000
    Other assets                                           527,000       569,000
                                                       -----------   -----------

                                                       $36,480,000   $33,022,000
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable                                   $ 1,449,000   $ 1,207,000
    Other accrued liabilities                            1,537,000     2,079,000
    Current maturities of long-term notes payable           49,000        49,000
                                                       -----------   -----------
                    TOTAL CURRENT LIABILITIES            3,035,000     3,335,000

LONG-TERM NOTES PAYABLE                                      4,000        28,000
OTHER LONG-TERM LIABILITIES                                322,000       322,000

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding            --            --
    Common stock, $.16 par value,
      20,000,000 shares authorized, 6,045,000
      shares issued at November 30, 2001;
      5,824,000 shares issued at May 31, 2001              967,000       932,000
    Additional paid-in capital                          23,300,000    21,560,000
    Retained earnings                                    8,852,000     6,845,000
                                                       -----------   -----------
                                                        33,119,000    29,337,000
                                                       -----------   -----------

                                                       $36,480,000   $33,022,000
                                                       ===========   ===========

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                     Three Months Ended November 30   Six Months Ended November 30
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
SALES                                 $ 10,699,000    $  9,009,000    $ 20,431,000    $ 17,133,000
Cost of goods sold                       5,026,000       4,465,000       9,866,000       8,593,000
                                      ------------    ------------    ------------    ------------
                       GROSS MARGIN      5,673,000       4,544,000      10,565,000       8,540,000

OPERATING EXPENSES
  Sales and marketing                    2,259,000       1,789,000       4,406,000       3,636,000
  General and administrative             1,179,000       1,139,000       2,177,000       2,067,000
  Research and development                 541,000         456,000       1,053,000         875,000
                                      ------------    ------------    ------------    ------------
                                         3,979,000       3,384,000       7,636,000       6,578,000
                                      ------------    ------------    ------------    ------------

                   OPERATING INCOME      1,694,000       1,160,000       2,929,000       1,962,000

OTHER INCOME
  Interest income                           29,000          86,000          82,000         197,000
  Interest expense                          (1,000)        (11,000)         (2,000)        (21,000)
  Other                                     83,000          78,000         159,000         156,000
                                      ------------    ------------    ------------    ------------
                                           111,000         153,000         239,000         332,000
                                      ------------    ------------    ------------    ------------

      INCOME BEFORE TAXES ON INCOME      1,805,000       1,313,000       3,168,000       2,294,000

INCOME TAXES                               660,000         453,000       1,161,000         762,000
                                      ------------    ------------    ------------    ------------

                         NET INCOME   $  1,145,000    $    860,000    $  2,007,000    $  1,532,000
                                      ============    ============    ============    ============

NET INCOME PER SHARE

   Basic                              $       0.19    $       0.15    $       0.34    $       0.27
                                      ============    ============    ============    ============
   Diluted                            $       0.18    $       0.15    $       0.32    $       0.27
                                      ============    ============    ============    ============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                           Common Stock
                                      -------------------------    Additional
                                         Number                      Paid-In         Retained
                                       of Shares       Amount        Capital         Earnings
                                      ------------   ----------   -------------   -------------
Balance at June 1, 2001                 5,824,000    $  932,000   $ 21,560,000    $  6,845,000
   Exercise of options and warrants       155,500        24,000        958,000
   Acquisitions                            93,500        15,000      1,093,000
   Repurchase of shares                  (28,000)       (4,000)       (311,000)
   Net income for the
      six months ended
      November 30, 2001                                                              2,007,000
                                      ------------   ----------   -------------   -------------

BALANCE AT NOVEMBER 30, 2001            6,045,000    $ 967,000    $ 23,300,000    $  8,852,000
                                      ============   ==========   =============   =============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                          Six Months Ended November 30
                                                              2001            2000
                                                          ------------    ------------
OPERATING ACTIVITIES
    Net income                                            $  2,007,000    $  1,532,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           498,000         672,000
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable                                    (511,000)       (419,000)
       Inventories                                             390,000           8,000
        Other current assets                                   205,000         (11,000)
       Accounts payable                                          5,000        (276,000)
       Other accrued liabilities                              (542,000)       (436,000)
                                                          ------------    ------------
                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES      2,052,000       1,070,000

INVESTING ACTIVITIES
    Sales of marketable securities                          12,088,000       4,712,000
    Purchases of marketable securities                     (10,640,000)     (1,247,000)
    Purchases of property and equipment
     and other assets                                         (902,000)       (480,000)
    Acquisitions                                            (3,587,000)     (4,748,000)
                                                          ------------    ------------
                                       NET CASH USED IN
                                   INVESTING ACTIVITIES     (3,041,000)     (1,763,000)

FINANCING ACTIVITIES
    Payments on long-term borrowings                           (24,000)        (24,000)
    Net payments for repurchase
     of common stock                                          (315,000)       (573,000)
    Net proceeds from issuance
      of common stock                                          982,000
                                                          ------------    ------------

                            NET CASH (USED IN) PROVIDED
                                BY FINANCING ACTIVITIES        643,000        (597,000)
                                                          ------------    ------------

                                       DECREASE IN CASH       (346,000)     (1,290,000)
Cash at beginning of period                                    848,000       2,198,000
                                                          ------------    ------------

                                  CASH AT END OF PERIOD   $    502,000    $    908,000
                                                          ============    ============

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2002. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2001 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

NOTE B - CHANGE IN ACCOUNTING FOR GOODWILL
------------------------------------------

The Company has adopted Financial Accounting Standards Board SFAS 142 "Goodwill and other intangible assets" effective June 1, 2001. Under the provisions of the Statement, goodwill is no longer amortized but instead is reviewed for impairment at least annually. SFAS 142 provides a six-month transitional period from the effective date of adoption for Management to perform an assessment of whether there is an indication that goodwill is impaired. This review was completed with no indication of impairment of goodwill identified.

A reconciliation of the allocation of intangible assets as reported at May 31, 2001 and at June 1, 2001, following the adoption of SFAS 142, is as follows:

                                      May 31, 2001                 Reclassifications               June 1, 2001
                                   Gross                          Gross                         Gross
                                 Carrying      Accumulated      Carrying       Accumulated     Carrying       Accumulated
                                  Amount      Amortization       Amount       Amortization      Amount       Amortization
                               -----------     -----------     ----------      ----------    -----------      -----------
Goodwill                        $8,123,000     $ 1,047,000      $ 280,000      $  133,000     $8,403,000      $ 1,180,000

Intangible assets with
indefinite lives                                                  614,000         199,000        614,000          199,000

Intangible assets with
finite lives                                                    1,019,000         504,000      1,019,000          504,000

Other assets                     2,482,000         836,000     (1,913,000)       (836,000)       569,000                -
                               -----------     -----------     ----------      ----------    -----------      -----------
                               $10,605,000     $ 1,883,000     $        -      $        -    $10,605,000      $ 1,883,000
                               ===========     ===========     ==========      ==========    ===========      ===========

The allocation of assets following SFAS 142 as of June 1, 2001 and November 30, 2001 is summarized in the following table:

                                                June 1, 2001              November 30, 2001
                                             Gross                       Gross
                                            Carrying    Accumulated     Carrying    Accumulated
                                             Amount    Amortization      Amount    Amortization
                                          -----------   -----------   -----------   -----------
Goodwill:
     Food Safety                          $   841,000   $   123,000   $ 4,368,000   $   123,000
     Animal Safety                          7,562,000     1,057,000     8,244,000     1,057,000
                                          -----------   -----------   -----------   -----------
          Total                             8,403,000     1,180,000    12,612,000     1,180,000

Intangible assets with indefinite lives       614,000       199,000       614,000       199,000

Intangible assets with finite lives:

     Licenses                                 305,000        69,000       649,000       122,000
     Covenants not to compete                 355,000       171,000       414,000       204,000
     Patents                                  351,000       263,000       351,000       271,000
     Other                                      8,000         1,000         1,000         1,000
                                          -----------   -----------   -----------   -----------
                                            1,019,000       504,000     1,415,000       598,000

As provided by SFAS 142, the results of operations of the three and six-month periods ended November 30, 2000 have not been restated. If the statement had been adopted as of June 1, 2000, the effect would have resulted in the reduction in amortization of $96,000 and $188,000 in the three and six-month periods, respectively. Net income would have been $956,000 ($.17, basic and diluted) and $1,720,000 ($.30, basic and diluted) in the three months six months ended November 30, 2000, respectively.

Estimated fiscal year amortization expense is as follows: 2002-$144,000; 2003-$139,000; 2004-$119,000; 2005-$80,000 and 2006-$53,000.


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

NOTE D - EARNINGS PER SHARE
---------------------------

The following table presents the calculation of earnings per share:

                                                       Three Months               Six Months
                                                     Ended November 30         Ended November 30
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
Basic and Diluted - Earnings per Share
                 Numerator - Net Income           $1,145,000   $  860,000   $2,007,000   $1,532,000
                                                  ==========   ==========   ==========   ==========

Denominator:
     For basic earnings per share-
                 Weighted average shares           5,956,000    5,680,000    5,919,000    5,710,000
     Effect of dilutive securities-
                 Stock options and warrants          447,000       85,000      409,000       41,000
                                                  ----------   ----------   ----------   ----------
     For diluted earnings per share-
                 Adjusted weighted average
                 shares and assumed conversions    6,403,000    5,765,000    6,328,000    5,751,000
                                                  ==========   ==========   ==========   ==========

Basic Earnings per Share                          $     0.19   $     0.15   $     0.34   $     0.27
                                                  ==========   ==========   ==========   ==========

Diluted Earnings per Share                        $     0.18   $     0.15   $     0.32   $     0.27
                                                  ==========   ==========   ==========   ==========

NOTE E - STOCK REPURCHASE
-------------------------

The Company's board of directors has authorized the purchase of up to 1,000,000 shares of the Company's common stock. As of November 30, 2001, the Company had purchased 654,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE F - INVENTORIES
--------------------

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                          November 30, 2001          May 31, 2001
                          -----------------          ------------
Raw Material              $       1,516,000          $  1,832,000
Work-In-Process                     882,000               885,000
Finished Goods                    4,316,000             4,257,000
                          -----------------          ------------
                          $       6,714,000          $  6,974,000
                          =================          ============

NOTE G - SEGMENT INFORMATION
----------------------------

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including 250 different veterinary instruments and a complete line of consumable products marketed to veterinarians and distributors serving the professional animal health industry.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. Management evaluates performance based on total sales and operating income of the respective segments.

Segment information for the three months ended November 30, 2001 and 2000 was as follows:

                                                                                            Corporate
                                                   Food                 Animal                    and
                                                 Safety                 Safety       Eliminations (1)               Total
--------------------------------------------------------------------------------------------------------------------------
2001
Net sales to external customers            $  5,290,000        $     5,409,000   $                 -        $  10,699,000
Operating income                              1,007,000                915,000              (228,000)           1,694,000
Total assets                                 14,286,000             16,927,000              5,267,000          36,480,000
--------------------------------------------------------------------------------------------------------------------------

2000

Net sales to external customers            $  4,325,000        $     4,684,000   $                 -         $  9,009,000
Operating income                                639,000                753,000              (232,000)           1,160,000
Total assets                                  9,920,000             14,843,000              4,988,000          29,751,000
--------------------------------------------------------------------------------------------------------------------------

Segment information for the six months ended November 30, 2001 and 2000 was as follows:

                                                                                            Corporate
                                                   Food                 Animal                    and
                                                 Safety                 Safety       Eliminations (1)               Total
--------------------------------------------------------------------------------------------------------------------------
2001
Net sales to external customers            $ 10,239,000        $    10,192,000   $                 -        $  20,431,000
Operating income                              1,913,000              1,460,000              (444,000)           2,929,000
Total assets                                 14,286,000             16,927,000              5,267,000          36,480,000
--------------------------------------------------------------------------------------------------------------------------

2000

Net sales to external customers            $  8,714,000         $    8,419,000   $                 -        $  17,133,000
Operating income                              1,331,000              1,042,000              (411,000)           1,962,000
Total assets                                  9,920,000             14,843,000              4,988,000          29,751,000
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

In July 2001 final determination was made of amounts due as secondary payments to the former owners of AmVet Pharmaceuticals. To satisfy these obligations, 32,388 shares of Neogen stock valued at $416,000 were issued and cash payments of $133,000 were made.

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

NOTE I - LEGAL PROCEEDINGS
--------------------------

The Company is involved in several legal proceedings, none of which, in the opinion of Management is material to the financial statements.

NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
----------------------------------------------------------

                                 Three Months                                   Six Months
                              Ended November 30                             Ended November 30
                           2001               2000                       2001                2000
                     ----------------- -------------------        -------------------- ------------------
Cash Paid For:
Income Taxes              $   708,000         $    73,000                $  1,908,000       $  1,349,000
Interest                        1,000              10,000                       2,000             21,000

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

SFAS 142 provides a six-month transitional period from the effective date of adoption for Management to perform an assessment of whether there is an indication that goodwill is impaired. This review was completed with no indication of impairment of goodwill identified.

Additionally, the Company adopted the provisions of SFAS 133, as amended, as of June 1, 2001. This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, did not have a significant impact on the financial position or results of operations of the Company.

Three Months and Six Months Ended November 30, 2001 Compared to Three Months and
--------------------------------------------------------------------------------
Six Months Ended November 30, 2000
----------------------------------

Total sales increased $1,690,000 or 19% in the November 2001 quarter as compared to the November 2000 quarter, and were up $3,298,000 or 19% in the six months ended November 30, 2001 as compared to the first six months of the 2001 fiscal year. Sales of products dedicated to Food Safety were up 22% for the quarter and 18% for the six-month period, and sales of Animal Safety products were up 15% for the quarter and 21% for the six-month period as compared to the applicable periods of fiscal 2001.

The increase in Food Safety sales includes increases in sales of comparable products of 14% for the quarter and 10% for the six months. Sales of test kits for the detection of naturally occurring mycotoxins, such as aflatoxin and DON (vomitoxin) increased marginally for the quarter and for the six-month period. These sales increases came during a year without the presence of adverse weather conditions that in some years have resulted in significant demand fluctuations. It is believed that the Company's investment in sales and marketing has resulted in gains in market share. Sales of test kits to detect harmful bacteria such as
E. coli O157:H7, Salmonella, and Listeria increased 50% for the quarter and 36% for the six-month period. The sales came as the Company has continued to penetrate this rapidly growing market.

The increase in Animal Safety sales for the quarter and six-month period came from increased sales of comparable products. In the quarter, sales of all Animal Safety product lines increased compared to the prior year with the exception of sales of the Company's vaccine for Botulism B, which while selling at a normal rate was compared to a two-quarter delivery rate in the second quarter of last year following the resolution of production and supply problems. Additionally, current year sales are compared against prior year second quarter sales, which include almost $400,000 of sales of a now discontinued product. Finally, sales of Eqstim(R), an immunostimulant, declined as a result of heightened competition in the marketplace. Increases came in sales of durable veterinary instruments of 36%, and in the Company's Triple Crown product line which increased 38%. Veterinary instrument sales included sales of the Company's new stronger and more detectable needle, which has initially been directed toward the swine market. Sales of Triple Crown products increased as a result of focused efforts of the distribution organization. Sales for the six-month period followed a similar pattern with the exception that sales of the Botulism B vaccine product showed an increase of 19% compared to the year earlier.

Gross margin in the November 2001 quarter increased to 53% from 50% in the November 30, 2000 quarter, and to 52% in the six months ended November 30, 2001 from 50% in 2000. Food Safety margins increased in the quarter and six-month period as a result of product mix and the addition of higher margin products from the QA Life Sciences and Gene-Trak acquisitions. Animal Safety margins were unchanged in the quarter and six-month periods.

Sales and marketing expenses increased $470,000 or 26% from the November 2000 quarter and $770,000 or 21% for the six-month period. These expenses rose in relation to sales increases. As a percentage of sales, these expenses rose 1% in both the quarter and the six-month period. On a divisional basis, sales expenses were comparable to the prior year.

General and administrative expenses increased $40,000 or 4% from the November 2000 quarter, and $110,000 or 5% for the six-month period. As a percentage of revenue, these expenses decreased from 13% to 11% in the quarter, and from 12% to 11% in the six-month period. The increase in dollar expenses consisted principally of personnel additions and similar costs necessary to provide accounting and other administrative functions for the greater level of operations, offset principally by reductions in amortization. General and administrative expense by division is consistent with the prior year.

The effect of the change in accounting for amortization resulted in the reduction of $96,000 of amortization in the quarter and $188,000 in amortization in the six-month period as compared to the prior year.

Research and development expenses increased $85,000 or 19% from the November 2000 quarter, and $178,000 or 20% for the six-month period. As a percentage of revenues, Research and development expenses remained constant during the periods.

The federal and state tax rates in the second quarter of 2001 increased to 36.6% from 34.5% in the prior year. For the six-month period, tax rates increased to 36.7% from 33.2% in the prior year. The tax provision of the prior year was favorably affected by tax credits carried over from earlier years and operating loss carryforwards for state purposes. No further credit or other carryforwards are available.

Other income decreased in the November 2001 quarter and six-month period, principally as a result of the reduction in interest income from invested balances following the acquisitions consummated in the first quarter, and as a result of significant reductions in interest rates.

Financial Condition and Liquidity
---------------------------------

At November 30, 2001, the Company had $5,388,000 in cash and marketable securities, working capital of $17,104,000 and stockholders' equity of $33,119,000. In addition, the Company has unused bank lines totaling $10,000,000. Cash and marketable securities decreased in the six months ended November 30, 2001 with cash generated by operations of $2,052,000 offset by cash expended for Gene-Trak, property additions and other assets.

Accounts receivable were $800,000 higher at November 30, 2001 than at May 31 due primarily to the Gene-Trak acquisition and increases in sales during the period. Inventories decreased $300,000 at November 30, 2001 compared to May 31. This resulted from continued strong management of this asset despite the acquisitions and an increase in the level of operations. The decrease in current liabilities results from timing of payments.

At November 30, 2001, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at November 30, 2001, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on October 5, 2001. The matters voted upon and the results of the vote follow:

       1)   Election of Directors              FOR
            Robert M. Book                     5,221,272
            Leonard E. Heller                  5,231,572
            Jack C. Parnell                    5,220,572

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

None

(b)  Reports on Form 8-K Filed in Quarterly Period Ended November 30, 2001.

The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEOGEN CORPORATION

                       /s/ James L. Herbert
                       --------------------
Date     1/14/02           James L. Herbert
                           President


                       /s/ Richard R. Current
                       ----------------------
Date     1/14/02           Richard R. Current
                           Vice President & Chief Financial Officer