Form 10-Q
period 2002-02-28
NEOGEN CORP
filed 2002-04-12
CIK 711377

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                February 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 1, 2002, there were 6,091,000 outstanding shares of Common Stock.

                                      INDEX

                       NEOGEN CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Interim Condensed Financial Statements (unaudited)

         Consolidated Balance Sheets - February 28, 2002 and May 31, 2001.

         Consolidated Statements of Income - Three months and nine months ended February 28, 2002 and 2001.

         Consolidated Statements of Stockholders' Equity - Nine months ended February 28, 2002.

         Consolidated Statements of Cash Flows - Nine months ended February 28, 2002 and 2001.

         Notes to Interim Consolidated Financial Statements - February 28, 2002.

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

SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NEOGEN CORPORATION AND SUBSIDIARIES

                                                                February 28     May 31
                                                                   2002           2001
                                                                -----------   -----------
ASSETS
------
CURRENT ASSETS
    Cash                                                        $ 1,082,000   $   848,000
    Marketable securities                                         4,681,000     6,334,000
    Accounts receivable, net                                      6,917,000     6,026,000
    Inventories                                                   6,857,000     6,974,000
    Other current assets                                          1,407,000     1,397,000
                                                                -----------   -----------
                                       TOTAL CURRENT ASSETS      20,944,000    21,579,000

PROPERTY AND EQUIPMENT, NET                                       3,215,000     2,721,000
INTANGIBLE AND OTHER ASSETS - NOTE B
    Goodwill, net                                                11,473,000     7,076,000
    Other intangible assets, net                                  1,331,000     1,077,000
    Other assets, net                                               504,000       569,000
                                                                -----------   -----------

                                                                $37,467,000   $33,022,000
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable                                            $ 1,335,000   $ 1,207,000
    Other accrued liabilities                                     1,575,000     2,079,000
    Current maturities of long-term notes payable                    41,000        49,000
                                                                -----------   -----------
                                  TOTAL CURRENT LIABILITIES       2,951,000     3,335,000

LONG-TERM NOTES PAYABLE                                                  --        28,000

OTHER LONG-TERM LIABILITIES                                         322,000       322,000

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding                     --            --
    Common stock, $.16 par value,
      20,000,000 shares authorized, 6,081,000
      shares issued and outstanding at February 28, 2002;
      5,824,000 shares issued and outstanding at May 31, 2001       973,000       932,000
    Additional paid-in capital                                   23,543,000    21,560,000
    Retained earnings                                             9,678,000     6,845,000
                                                                -----------   -----------
                                                                 34,194,000    29,337,000
                                                                -----------   -----------

                                                                $37,467,000   $33,022,000
                                                                ===========   ===========


See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                         Three Months Ended               Nine Months Ended
                                             February 28                      February 28
                                         2002           2001             2002            2001
                                     ----------------------------    ----------------------------
SALES                                $  9,655,000    $  8,601,000    $ 30,085,000    $ 25,734,000
Cost of goods sold                      5,038,000       4,249,000      14,903,000      12,842,000
                                     ------------    ------------    ------------    ------------
                      GROSS MARGIN      4,617,000       4,352,000      15,182,000      12,892,000

OPERATING EXPENSES
  Sales and marketing                   2,142,000       1,862,000       6,549,000       5,498,000
  General and administrative              929,000       1,052,000       3,106,000       3,119,000
  Research and development                438,000         501,000       1,491,000       1,376,000
                                     ------------    ------------    ------------    ------------
                                        3,509,000       3,415,000      11,146,000       9,993,000
                                     ------------    ------------    ------------    ------------

                  OPERATING INCOME      1,108,000         937,000       4,036,000       2,899,000

OTHER INCOME
  Interest income                          26,000          95,000         108,000         292,000
  Interest expense                         (1,000)        (10,000)         (3,000)        (31,000)
  Other                                    97,000          61,000         257,000         217,000
                                     ------------    ------------    ------------    ------------
                                          122,000         146,000         362,000         478,000
                                     ------------    ------------    ------------    ------------

        INCOME BEFORE INCOME TAXES      1,230,000       1,083,000       4,398,000       3,377,000

INCOME TAXES                              404,000         369,000       1,565,000       1,131,000
                                     ------------    ------------    ------------    ------------

                        NET INCOME   $    826,000    $    714,000    $  2,833,000    $  2,246,000
                                     ============    ============    ============    ============

NET INCOME PER SHARE:

   Basic                             $       0.13    $       0.12    $       0.45    $       0.39
                                     ============    ============    ============    ============
   Diluted                           $       0.13    $       0.12    $       0.45    $       0.39
                                     ============    ============    ============    ============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                      Common Stock
                               ----------------------------    Additional
                                   Number                        Paid-In         Retained
                                 of Shares        Amount         Capital         Earnings
                               ------------    ------------    ------------    ------------
Balance at June 1, 2001           5,824,000    $    932,000    $ 21,560,000    $  6,845,000
   Repurchase of shares             (28,000)         (4,000)       (311,000)
   Acquisitions                      94,000          15,000       1,093,000
   Exercise of options              191,000          30,000       1,201,000
   Net income for the
      nine months ended
      February 28, 2002                                                           2,833,000
                               ------------    ------------    ------------    ------------

BALANCE AT FEBRUARY 28, 2002      6,081,000    $    973,000    $ 23,543,000    $  9,678,000
                               ============    ============    ============    ============

See notes to interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

                                                    Nine Months Ended
                                                       February 28
                                                   2002            2001
                                               ------------    ------------
OPERATING ACTIVITIES:
    Net income                                 $  2,833,000    $  2,246,000
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                813,000       1,027,000
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable                         (583,000)       (614,000)
       Inventories                                  246,000        (599,000)
        Other current assets                        (10,000)         26,000
       Accounts payable                            (109,000)        (76,000)
       Other accrued liabilities                   (445,000)       (613,000)
                                               ------------    ------------
                     NET CASH PROVIDED BY
                     OPERATING ACTIVITIES         2,745,000       1,397,000

INVESTING ACTIVITIES:
    Sales of marketable securities               19,019,000       6,207,000
    Purchases of marketable securities          (17,366,000)     (3,600,000)
    Purchases of property and equipment
     and other assets                            (1,398,000)       (800,000)
    Acquisitions                                 (3,587,000)     (4,748,000)
                                               ------------    ------------
                         NET CASH USED IN
                     INVESTING ACTIVITIES        (3,332,000)     (2,941,000)

FINANCING ACTIVITIES:
    Payments on long-term borrowings                (28,000)        (36,000)
    Net payments for repurchase
     of common stock                               (315,000)       (573,000)
    Net proceeds from issuance
    of common stock                               1,164,000         489,000
                                               ------------    ------------

                        NET CASH PROVIDED
                   BY (USED IN) FINANCING
                               ACTIVITIES           821,000        (120,000)
                                               ------------    ------------

              INCREASE (DECREASE) IN CASH           234,000      (1,664,000)
Cash at beginning of period                         848,000       2,198,000
                                               ------------    ------------

                    CASH AT END OF PERIOD      $  1,082,000    $    534,000
                                               ============    ============

See notes to interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEOGEN CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2002. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2001 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

NOTE B - CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS.
-----------------------------------------------------------------------

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

A reconciliation of the allocation of intangible assets as reported at May 31, 2001 and at June 1, 2001, following the adoption of SFAS 142, is as follows:

                                  May 31, 2001              Reclassifications              June 1, 2001
                              Gross                       Gross                         Gross
                             Carrying     Accumulated    Carrying     Accumulated      Carrying    Accumulated
                              Amount     Amortization     Amount      Amortization      Amount     Amortization
                           ------------  ------------  ------------  -------------  -------------  ------------
Goodwill                   $ 8,123,000    $1,047,000   $   280,000     $  133,000    $ 8,403,000   $ 1,180,000

Intangible assets with
indefinite lives                                           614,000        199,000        614,000       199,000

Intangible assets with
finite lives                                             1,019,000        504,000      1,019,000       504,000

Other assets                 2,482,000       836,000    (1,913,000)      (836,000)       569,000             -
                           ------------  ------------  ------------  -------------  -------------  ------------

                           $10,605,000    $1,883,000   $         -     $        -    $10,605,000   $ 1,883,000
                           ============  ============  ============  =============  =============  ============

The allocation of assets following SFAS 142 as of June 1, 2001 and February 28, 2002 is summarized in the following table:

                                                 June 1, 2001              February 28, 2002
                                            Gross                        Gross
                                           Carrying     Accumulated     Carrying    Accumulated
                                            Amount     Amortization      Amount    Amortization
                                          -----------  ------------   -----------  ------------
Goodwill:
     Food Safety                          $   841,000   $   123,000   $ 4,371,000   $   123,000
     Animal Safety                          7,562,000     1,057,000     8,282,000     1,057,000
                                          -----------   -----------   -----------   -----------
          Total                             8,403,000     1,180,000    12,653,000     1,180,000

Intangible assets with indefinite lives       614,000       199,000       614,000       199,000

Intangible assets with finite lives:
     Licenses                                 305,000        69,000       801,000       147,000
     Covenants not to compete                 355,000       171,000       414,000       222,000
     Patents                                  351,000       263,000       351,000       281,000
     Other                                      8,000         1,000         1,000         1,000
                                          -----------   -----------   -----------   -----------
                                            1,019,000       504,000     1,567,000       651,000

As provided by SFAS 142, the results of operations of the three and nine-month periods ended February 28, 2001 have not been restated. If the statement had been adopted as of June 1, 2000, the effect would have resulted in the reduction in amortization of $ 99,000 and $ 287,000 in the three and nine-month periods, respectively. Net income would have been $ 756,000 ($.13, basic and diluted) and $ 2,418,000 ($.42, basic and diluted) in the three and nine months ended February 28, 2001, respectively.

Estimated fiscal year amortization expense is as follows: 2002-$144,000; 2003-$139,000; 2004-$119,000; 2005-$80,000 and 2006-$53,000.

NOTE C - CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
-------------------------------------------------------------------------------

SFAS 133, as amended by SFAS 137 and SFAS 138, established accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS 133 as amended, effective June 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company because the Company currently has no derivative instruments or hedging activities.

NOTE D - EARNINGS PER SHARE
---------------------------

The following table presents the calculation of earnings per share:

                                                    Three Months Ended         Nine Months Ended
                                                        February 28               February 28
                                                     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
Basic and Diluted - Earnings per Share
                 Numerator - Net Income           $  826,000   $  714,000   $2,833,000   $2,246,000
                                                  ==========   ==========   ==========   ==========

Denominator:
     For basic earnings per share-
                 Weighted average shares           6,067,000    5,725,000    5,968,000    5,705,000
     Effect of dilutive securities-
                 Stock options and warrants          374,000      245,000      397,000      105,000
                                                  ----------   ----------   ----------   ----------
     For diluted earnings per share-
                 Adjusted weighted average
                 shares and assumed conversions    6,441,000    5,970,000    6,365,000    5,810,000
                                                  ==========   ==========   ==========   ==========

Basic Earnings per Share                          $     0.13   $     0.12   $     0.45   $     0.39
                                                  ==========   ==========   ==========   ==========

Diluted Earnings per Share                        $     0.13   $     0.12   $     0.45   $     0.39
                                                  ==========   ==========   ==========   ==========

NOTE E - STOCK REPURCHASE
-------------------------

The Company's Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. As of February 28, 2002, the Company had purchased 654,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

NOTE F - INVENTORIES
--------------------

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                            February 28, 2002       May 31, 2001
                                            -----------------       ------------
Raw Material                                     $1,995,000           $1,832,000
Work-In-Process                                     780,000              885,000
Finished Goods                                    4,082,000            4,257,000
                                                 ----------           ----------
                                                 $6,857,000           $6,974,000
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

Segment information for the three months ended February 28, 2002 and 2001 was as follows:

                                       Food        Animal   Corporate and
                                     Safety        Safety   Eliminations (1)     Total
----------------------------------------------------------------------------------------
2002

Net sales to external customers   $ 4,760,000   $ 4,895,000   $        --    $ 9,655,000
Operating income                      753,000       437,000       (82,000)     1,108,000
Total assets                       16,176,000    17,754,000     3,537,000     37,467,000
----------------------------------------------------------------------------------------
2001

Net sales to external customers   $ 4,009,000   $ 4,592,000   $        --    $ 8,601,000
Operating income                      607,000       461,000      (131,000)       937,000
Total assets                       10,091,000    14,029,000     6,845,000     30,965,000
----------------------------------------------------------------------------------------

Segment information for the nine months ended February 28, 2002 and 2001 was as follows:

                                       Food        Animal   Corporate and
                                     Safety        Safety   Eliminations (1)     Total
----------------------------------------------------------------------------------------
2002

Net sales to external customers   $14,998,000   $15,087,000   $        --    $30,085,000
Operating income                    2,666,000     1,897,000      (527,000)     4,036,000
Total assets                       16,176,000    17,754,000     3,537,000     37,467,000
----------------------------------------------------------------------------------------
2001

Net sales to external customers   $12,723,000   $13,011,000   $        --    $25,734,000
Operating income                    1,938,000     1,503,000      (542,000)     2,899,000
Total assets                       10,091,000    14,029,000     6,845,000     30,965,000
----------------------------------------------------------------------------------------

(1) Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

NOTE H - ACQUISITIONS
---------------------

As of June 30, 2001, the Company purchased 100% of the common stock of QA Life Sciences. QA had a product line directed toward testing of food and water. The purchase price, subject to certain post closing adjustments, was 58,000 shares of Neogen stock with provision for payment of up to an additional 3,100 issued shares of Neogen stock based on post closing collections of accounts receivable and an additional $200,000 based on achievement of specific levels of post closing revenues. The accounts receivable secondary payment requirements were met and required share payment was made as of August 31, 2001. The purchase price and acquisition costs were allocated $129,000 to current assets, $150,000 to the property and equipment and $487,000 to intangible assets. Revenues of QA Life Sciences in the 12 months prior to the acquisition were less than $1,000,000.

As of August 1, 2001, the Company purchased for cash substantially all of the assets of Gene-Trak Systems from Vysis, Inc. Gene-Trak had a product line for tests of specific bacteria in food. The purchase price and acquisition costs were allocated $378,000 to current assets, $125,000 to property and equipment and $3,144,000 to intangible assets. Revenues of Gene-Trak in the 12 months prior to the acquisition were approximately $3,000,000.

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

NOTE I - LEGAL PROCEEDINGS
--------------------------

The Company is involved in several legal proceedings, none of which, in the opinion of Management, is material to the financial statements.

NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
----------------------------------------------------------

                              Three Months                    Nine Months
                           Ended February 28               Ended February 28
                         2002            2001           2002                2001
                     ------------    ------------   -------------  -------------
Cash Paid For:
Income Taxes         $    262,000    $    100,000   $   2,170,000  $   1,375,000
Interest                    1,000           2,000           3,000          7,000

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

With the adoption of SFAS 142, Management reviewed classifications, useful lives, and residual lives of all acquired intangible assets. Following this review, changes in classification were made as described in Note B to the financial statements. No changes in the amortization periods or residual values were determined to be necessary.

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

Effective July 1, 2002, the Company will adopt FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 supersedes FASB Statement No. 121 as well as certain provisions of APB
30. The main objective of FASB Statement No. 144 is to clarify certain provisions of FASB Statement No. 121 relating to impairment of long-lived assets. FASB Statement No. 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. The Company is in the process of determining the impact of adopting FASB Statement No. 144 and whether it will have a material effect on our results of operations or financial position.

Three Months and Nine Months Ended February 28, 2002 Compared to Three Months
-----------------------------------------------------------------------------
and Nine Months Ended February 28, 2001
---------------------------------------

Total revenues increased $1,054,000 or 12% in the February 2002 quarter compared to the February 2001 quarter and were up $4,351,000 or 17% in the nine months ended February 28, 2002 as compared to the first nine months of fiscal 2001. Revenues from sales of products dedicated to Food Safety were up 19% for the quarter and for the nine-month period and, revenues from sales of Animal Safety products were up 7% for the quarter and 16% for the nine-month period.

The increase in Food Safety revenue came from increases in sales of test kits for the detection of harmful bacteria such as E. coli O157:H7, Salmonella, and Listeria which increased 37% in the quarter and 36% in the nine-month period and from sales of test kits for the detection of allergens in food which increased 83% in the current quarter and 65% for the nine-month period. While markets for both of these products are growing, Management believes that a substantial amount of the growth has come from additional market penetration. Food Safety revenues include sales of comparable products of $4,400,000 for the quarter and $13,900,000 for the nine months ended February 28, 2002.

A 40% increase in sales of the Triple Crown products in the quarter and the nine-month period contributed to the increase in Animal Safety revenue. Although a number of Triple Crown products have shown good growth in the current year, the products for the treatment of wounds in animals have had outstanding growth. This growth resulted from marketing and sales emphasis on these particular products. The initial deliveries under the 3-year agreement to provide veterinary instruments to Tractor Supply Company contributed $500,000 of sales in the February 2002 quarter. Sales of the Company's newly introduced D3 Needles contributed $700,000 of revenue year to date with most of the sales coming in the first six months of the year. Quarter to quarter sales fluctuations are expected during the introductory phase of a new product. In the third quarter of 2001 and the period of nine months ended February 28, 2001, revenues included $120,000 and $550,000, respectively, of sales of Geomycin, a product that has been discontinued because of low gross margins. Lastly, $400,000 of customer orders were not filled at February 28, 2002 because of products on backorder from vendors.

Gross margins in the February 2002 quarter declined to 48% from 51% in the February 2001 quarter and increased to 51% in the nine months ended February 28, 2002 from 50% in 2001. Food Safety gross margins decreased to 57% from 62% and Animal Safety gross margins decreased to 39% from 41% for the quarter ended February 28, 2002. These decreases in margins resulted from changes in product mix and other third quarter adjustments in 2001.

Sales and marketing expenses increased $280,000 but remained at 22% of revenues when compared to February 2001 quarter, and increased $1,051,000 to 22% of revenues from 21% for the nine-month period. These expenses rose in relation to sales increases. On a divisional basis, sales expenses were comparable to the prior year.

General and administrative expenses decreased to 10% of revenues from 12% both in the February 2001 quarter and on a year to date basis as compared to the first nine months of the prior year. The decrease in percentage of revenue relationship reflects the generally fixed nature of general and administrative expenses and the effect of the change in accounting for amortization of goodwill. On a divisional basis, general and administrative expenses were comparable to the prior year.

The effect of the change in accounting for amortization of goodwill resulted in the reduction of $99,000 of amortization in the quarter and $287,000 in amortization in the nine-month period as compared to the prior year.

Research and development expenses in the February 2002 quarter decreased $63,000 to 4.5% of revenue from 5.8% in the February 2001 quarter. For the nine-month period, research and development expense increased $115,000, however, as a percentage of revenues remained at 5%. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, Management expects research and development expense to approximate 5% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income decreased in the February 2002 quarter and nine-month period as compared to the prior year periods, principally as a result of the reduction in interest income, as rates have decreased, and because of reductions in the level of cash available for investment, following the use of cash for acquisitions during the year.

The federal and state tax rates in the third quarter of 2002 decreased to 33% from 34% in the third quarter of the prior year. For the nine month period tax rates increased to 36% from 34%. The changes in tax rates reflect the timing of accounting recognition of research and development and extraterritorial credits.

Financial Condition and Liquidity
---------------------------------

At February 28, 2002, the Company had $5,800,000 in cash and marketable securities, working capital of $18,000,000, and stockholders' equity of $34,200,000. In addition, unused bank lines totaled $10,000,000. Cash and marketable securities decreased in the nine-month period ended February 28, 2002 with cash generated by operations of $2,745,000 and $1,200,000 of cash from exercise of stock options offset by cash expended for the acquisitions of Gene-Trak and property and equipment.

Accounts receivable were $900,000 higher at February 28, 2002 than at May 31, 2001 with average days in net accounts receivable increasing from 59 to 64 days. Although the Company has experienced an increase in average days of accounts receivable outstanding, Management believes that recorded allowances for accounts receivable are adequate to provide for accounts that may be written off. Inventories at February 28, 2002 decreased slightly from May 31, 2001 with continued strong management of this asset. The decrease in current liabilities results from the timing of payments.

At February 28, 2002, the Company had no material commitments for capital expenditures, with the exception of approximately $1.2 million committed to purchase and furnish a new manufacturing facility adjacent to the Company's Lansing, Michigan location. The expenditure will be financed with available cash. Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company's existing cash and marketable securities at February 28, 2002, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relate to its portfolio of marketable securities. The Company has no significant borrowings. Interest rate risk is managed by investing in high-quality issuers and seeking to avoid principal loss of investing funds by limiting default risk and market risk. The Company manages default risks by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in several legal proceedings, none of which, in the opinion of the management, is material to the financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

None

(b)  Reports on Form 8-K Filed in Quarterly Period Ended February 28, 2002.

The Company did not file any reports on Form 8-K in the quarterly period ended February 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEOGEN CORPORATION



04/12/02                               /s/ James L. Herbert
--------                               --------------------
Date                                   James L. Herbert
                                       President

04/12/02                               /s/ Richard R. Current
--------                               ----------------------
Date                                   Richard R. Current
                                       Vice President & Chief Financial Officer