Form 10-K
period 2002-05-31
NEOGEN CORP
filed 2002-08-29
CIK 711377

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For fiscal year ended May 31, 2002
                                             ------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

                         Commission File Number: 0-17988
                                                 -------

                               NEOGEN CORPORATION
                               ------------------
                (Name of registrant as specified in its charter)

                          MICHIGAN                                                     38-2367843
--------------------------------------------------------------             ----------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

   620 LESHER PLACE, LANSING, MICHIGAN                                                      48912
   -----------------------------------                                                    -------
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

   Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $ .16 PAR VALUE
                          -----------------------------
                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
           ---

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )
                                   ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2002 was $81,000,000 based on the closing price as reported by the NASDAQ National Market.

     As of July 31, 2002, registrant had 6,139,177 outstanding shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE PREPARED PURSUANT TO REGULATION 14A AND FILED IN CONNECTION WITH SOLICITATION OF PROXIES FOR ITS OCTOBER 9, 2002 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO
PART III OF THIS FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

General

     Neogen Corporation develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company's food safety segment consists primarily of diagnostic test kits and related products, including dehydrated culture media, marketed to food producers and processors to aid in the detection of foodborne bacteria, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues, plant disease infections and levels of general sanitation. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than many of the conventional diagnostic methods currently in use. The majority of the tests are disposable, single-use, immunoassay products that rely on Neogen's proprietary antibodies to produce rapid and accurate test results.

     The Company's animal safety segment is primarily engaged in the production and marketing of products dedicated to animal health. These products include more than 250 different veterinary instruments; including needles and syringes used to administer precise amounts of antibiotics and vaccines helping to reduce drug residues in meat and milk supplies. This segment also includes a line of consumable products marketed primarily to veterinarians and distributors serving the animal health industry. These products include grooming aids, a USDA-approved vaccine to prevent botulism in horses, a biologic used in the treatment of equine respiratory infections and a line of premium health care products.

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

Acquisitions and Divestitures

     A part of Management's growth strategy for the Company has been to acquire products and businesses that provide access to technology or products that expand its core business. Since 1982, the Company has made several such acquisitions. The information below summarizes recent transactions. (See Note 4 to Consolidated Financial Statements.)

     On August 1, 2001, the Company acquired the assets of Gene-Trak Systems, a company involved in the manufacture and sales of foodborne pathogen detection products based on DNA technology. Sales of Gene-Trak products were $1,500,000 in the ten months following the acquisition.

     In July 2001, the Company acquired 100% of the common stock of QA Life Sciences, Inc. of San Diego, California. QA manufactured and marketed diagnostic devices to the food and beverage industry. QA sales were $600,000 in the eleven months following the acquisition.

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

Share Repurchase Program (See Note 12 to Consolidated Financial Statements)

     In 2002, the Board of Directors increased its authorization to repurchase Neogen common stock to 1,000,000 shares. As of July 31, 2002, the Company had repurchased approximately 655,000 shares in open market and negotiated transactions. However, there is no guarantee as to whether any additional shares may be purchased under this program.

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

          .   Introduction of New Products. Continued commitment to research and development programs. The Company has invested 5.3% to 6.8% of revenues in this area over the past three years. Management plans to continue to leverage the Company's own internal research and development efforts through strategic relationships with other organizations and important government contracts and grants. The majority of the Company's new product development is focused on expanding disposable product offerings to the Company's current markets.

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

Industry Overview

     Due to growing concern related to food and animal safety, animal producers, food producers, processors, pharmaceutical and chemical companies, research institutions, and regulatory agencies are all experiencing increased pressures to find more efficient testing and monitoring programs. Management's strategy is based on its belief that there will be a continued increase in demand for effective tools to better manage the use of biological products and to detect harmful residues and microorganisms when present in food, animal feeds, and the environment, and believes that demand for products to ensure safety in food will continue to grow.

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

     The total market for animal safety products is much larger than that of food safety, however, the portion of that market for which the Company has product offerings is estimated to be $300 million.

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

     The Company also markets a vaccine, immunostimulant, specialized testing service, and a line of premium health care products that are sold to the professional animal health market. The Company's line of diagnostic tests to detect drugs of abuse in racing animals is sold virtually throughout the world. Most animal racing jurisdictions perform post-race tests on horses and greyhounds to make certain the animals' performance was not altered by some drug.

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

Private and Public Laboratories

     Private laboratories purchase diagnostic tests from the Company to provide testing services to most of the market areas indicated in this section. These private laboratories perform tests for firms which do not wish to do their own testing internally. Public laboratories generally use the Company's test for regulatory purposes. As an example, the U.S. Department of Agriculture uses several of the Company's natural toxin test kits to determine the quality and safety of grain products. The Company's test kit for the detection of E. coli O157:H7 is used by the Food Safety Inspection Service to monitor for the presence of these harmful bacteria in a number of laboratory locations. The Company's bacteria tests are used by government animal pathology labs to aid in determining causes of animal health problems.

Products

Food Safety

     The Company has developed and markets a number of food safety diagnostic test kits generally characterized as immunoassay products that rely on the Company's proprietary antibodies. Generally, the test kits are faster, less expensive, require less laboratory equipment and less technical capabilities than conventional testing methods.

     The Company's food safety test kits aimed at the detection of harmful foodborne bacteria are marketed under the Company's trade names Reveal(R), Gene-Trak(R), ISO-Grid(TM), and Alert(R). Current tests in these simple formats are used to detect the presence of Salmonella, Salmonella enteritidis, Listeria, and E. coli O157:H7, and Campylobacter. Company scientists are developing test kits for other harmful bacteria. Through a marketing arrangement with Biotrace International PLC, the Company distributes the Uni-Lite(R) XCEL, an instrument used to monitor general sanitation levels. The Company also has marketing rights from Orion Diagnostica to distribute three different tests for microbiological contamination, including yeast and fungi.

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

     Marketed under the brand name Agri-Screen(R), in 2002 Neogen developed the first rapid tests to detect ruminant by-products in animal feed ingredients. The tests are designed for use by feed mills, beef, dairy and sheep producers, and regulatory agencies, in an effort to prevent the spread of BSE (a.k.a. "mad cow" disease).

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

     Sales of food safety products accounted for approximately 49%, 48% and 49% of the Company's total revenues for fiscal years ended May 31, 2002, 2001 and 2000 respectively. (See Note 11 to Consolidated Financial Statements.)

Animal Safety

     The Company markets 70 high sensitivity immunoassay tests for up to 200 drugs of abuse in animals and residues in meat. These include tests for narcotic analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. Neogen also provides a testing service for equine veterinarians to detect EPM that affects the central nervous system of horses, and can be fatal. In addition, the Company markets BotVax B, the only USDA approved vaccine for the prevention of Type B botulism in horses, and a line of approximately 70 premium health care products sold to the animal health market. Neogen also produces and markets EqStim(R) and ImmunoRegulin(R), biologic products used as immunostimulants to help fight infections in horses and dogs.

     Through its wholly owned subsidiary Ideal Instruments, Inc., the Company markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 250 different products, over 100 of which are instruments used to deliver animal health products, such as antibiotics and vaccines. Most of the remaining instruments are used in obstetrics and surgery. Included among these products is a line of disposable syringes and needles presently custom manufactured, and imported by Ideal.

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

     In fiscal years ended May 31, 2002, 2001 and 2000, sales of animal safety products as a percentage of total revenues were 51%, 52% and 51%, respectively. (See Note 11 to Consolidated Financial Statements.)

Research and Development

     Management maintains a strong commitment to the Company's research and development. The Company's product development efforts are focused on the enhancement of existing product lines and in development of new products based on the Company's existing technologies. The Company employs 20 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $2.3 million, $1.8 million and $1.6 million, representing 5%, 5% and 7%, of total revenues in fiscal 2002, 2001 and 2000, respectively. Management currently intends to maintain its research and development expenditures at approximately 5% to 6% of total revenues.

     The Company has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharamacologics markets, as well as engineering projects for new and improved veterinary instruments. Management expects that these products will be available for marketing in fiscal years 2003 to 2005.

Collaboration with Academic Institutions

     Since its inception, the Company has occasionally collaborated with universities and researchers in the development of products, and the field testing of products prior to their market releases. Management believes that this research strategy can efficiently complement research, development and testing activities performed by Company employees at Company facilities.

Other Collaboration Efforts

     Portions of certain technologies utilized in some products marketed by the Company were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities, and other third parties. The Company has entered into agreements with these parties which provide for the payment of royalties based upon sales of products which utilize the pertinent technology. For fiscal 2002, 2001 and 2000, royalty expense under these agreements amounted to $1,215,000, $987,000, and $752,000, respectively.

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

     During the fiscal year ended May 31, 2002, the Company had more than 5,000 customers for its products. Since many of these customers are distributors, the total number of end users of the Company's products is considerably larger. Sales to international markets in fiscal 2002 accounted for 21% of the Company's consolidated revenues. (See Note 11 to Consolidated Financial Statements.) No single distributor or customer accounted for more than 10% of the Company's revenues in any of the past three years.

     The Company markets, sells and services its products in more than 100 countries through its own sales force, as well as through distributors in certain geographic areas. Approximately 85 employees, or 32% of the Company's total workforce, are engaged in these sales and marketing activities. The Company operates its sales and distribution organization differently for given markets and products as summarized below:

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

     International Sales. The Company's sales to customers outside of the United States and Canada are generally handled by distributors, who typically market the Company's products, as well as other products that are used by the same customer base. Management believes that the company is well represented in most markets worldwide. A sales and distribution office is maintained in Shanghai, China, to serve both food safety and animal safety customers. It is believed that the Chinese market is poised to grow at a greater rate than other world markets.

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

     One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, the Company has several products requiring regulatory approval including BotVax B, EqStim and Immuno Regulin. On a combined base, sales for these products amounted to approximately 5% of total sales in fiscal year 2002. The Company's general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed.

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

Manufacturing

     The Company manufactures its products in Lansing, Michigan; Lexington, Kentucky; Schiller Park, Illinois; Baltimore, Maryland; and Tampa, Florida. There are currently approximately 105 full-time employees assigned to manufacturing in these five locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with minimal amounts of additional capital equipment.

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

     Manufacture of pharmacological diagnostic test kits, test kits for drug residues and of animal health products takes place in Lexington, Kentucky. In general, manufacturing operations including blending preparation of other reagents, quality assurance, final kit assembly, and packaging are performed by Neogen personnel. Certain animal health products are toll manufactured by third party vendors.

     The Company's Schiller Park, Illinois, facility distributes veterinary instruments that are assembled in the facility from parts produced by local or international suppliers. Some instruments are purchased as finished parts and require no additional procedures prior to sale.

     The Baltimore, Maryland, facility is a FDA-approved manufacturing plant devoted to the production of dehydrated culture media products. Products are blended following strict formulations or custom blended to customer specification and shipped direct to customers from the Baltimore facility.

     The Tampa, Florida, facility is an USDA-approved manufacturing plant devoted to the production of the biologic products EqStim(R) and ImmunoRegulin(R). P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. Final product is then shipped to Neogen's Lexington facilities for inventory and distribution to customers. The Company's BoxVax B vaccine is also produced in the Tampa facility, utilizing Type B botulism seed cultures and a traditional fermentation process.

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

Employees

     Currently, the Company employs approximately 265 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

Insurance

     The Company maintains insurance in amounts and types that Management believes to be reasonable in its industry.

ITEM 2.  PROPERTIES

     The Company owns six separate buildings located in Lansing, Michigan. A 26,000 square foot brick building located at 620 Lesher Place is used for the Company's corporate administrative offices, along with sales and marketing offices and research facilities for food safety. A 14,000 square foot brick building located at 600 Lesher Place is currently used primarily for production of food safety diagnostic test kits. Two adjacent buildings, located at 703 and 720 Shiawassee, total 30,000 square feet and are to be used for manufacturing food safety products. The Company also owns two facilities comprising 2,500 square feet within one block of the existing corporate headquarters used for various administrative functions including temporary office space and records storage.

     Veterinary instrument manufacturing operations are housed in a 34,000 square foot building located at 9355 West Byron Street in Schiller Park, Illinois. The Company entered into a three-year, non-cancelable operating lease for this property effective January 1, 2001. The lease agreement provides for annual lease payments of $144,600 for the 2002 calendar year with an annual increase of approximately 4% for the 2003 calendar year. Upon expiration of the lease of this facility, Management believes it can renegotiate a lease on the current facility or relocate to a comparable facility with lease terms similar to those currently enjoyed. No significant disruption of operations would be expected in the event of a move to an alternative facility.

     Animal safety sales and marketing and research are located in 23,000 square feet of leased space in a three-story building at 628 Winchester in Lexington, Kentucky. The current lease, which calls for annual lease payments of $114,000, expires December 31, 2003. Upon expiration of the lease of this facility, Management believes it can renegotiate a lease on the current facility or relocate to a comparable facility with lease terms similar to those currently enjoyed. No significant disruption of operations would be expected in the event of a move to an alternative facility.

     Animal Safety manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease requiring annual payments of $65,600 through 2006 and $68,000 in 2007.

     Dehydrated culture media manufacturing takes place in a FDA licensed facility. The operations are located in 12,600 square feet of leased space at 9601 Pulaski Park Drive, Baltimore, Maryland. The five-year lease, effective July 1, 1998, was assumed as part of the acquisition of Acumedia by the Company. The lease provides for annual payments beginning at $75,600 and increasing to $81,412 in the last year of the lease.

     The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of three animal safety products takes place. This USDA-approved facility is subject to a non- cancelable lease through September 2004. Rent for the 12 month period ended September 2002 is $51,400.

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

                                                                      High          Low
                                                                      ----          ---
                         Fiscal Year Ended May 31, 2002

  First Quarter      ........................................       $ 18.65       $ 11.76
  Second Quarter     ........................................         25.21         10.05
  Third Quarter      ........................................         21.50         12.85
  Fourth Quarter     ........................................         17.63         13.78

                         Fiscal Year Ended May 31, 2001

  First Quarter      ........................................       $  7.13       $  5.50
  Second Quarter     ........................................         10.38          6.13
  Third Quarter      ........................................         13.44          7.13
  Fourth Quarter     ........................................         15.00          8.75

     As of July 31, 2002, there were approximately 500 stockholders of record of Common Stock, which the Company believes represents a total of approximately 6,000 beneficial holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    Years Ended May 31(1)
                                                                    ---------------------
                                                   1998          1999            2000            2001           2002
                                                   ----          ----            ----            ----           ----
Income Statement Data:                                      (In thousands, except per share data)
Food Safety Sales                              $  8,419      $ 10,069       $  11,634        $ 16,717      $  20,213
Animal Safety Sales                              10,069        12,110          11,878          18,178         20,884
                                               --------      --------       ---------        --------      ---------
Total Sales                                      18,488        22,179          23,512          34,895         41,097
Cost of Sales                                     7,960         9,477          10,860          17,157         20,196
Sales and Marketing                               4,910         5,311           6,102           7,596          8,971
General and Administrative                        2,716         3,207           2,587           4,039          4,178
Research and Development                          1,424         1,640           1,600           1,838          2,252
                                               --------      --------       ---------        --------      ---------
Operating Income                                  1,478         2,544           2,363           4,265          5,500
Other Income
      Litigation Settlement                         ---           ---           1,100             ---            ---
      Interest and Other                            897           104             821             605            460
                                               --------      --------       ---------        --------      ---------
Income Before Tax                                 2,375         2,648           4,284           4,870          5,960
Provision for Income Taxes                          127           393           1,210           1,700          2,015
                                               --------      --------       ---------        --------      ---------
Net Income                                     $  2,248      $  2,255       $   3,074        $  3,170      $   3,945
                                               ========      ========       =========        ========      =========
Net Income Per Share (basic)                   $   0.36      $   0.37       $    0.52        $   0.55      $     .66
Net Income Per Share (diluted)                 $   0.35      $   0.37       $    0.52        $   0.54      $     .62
Common Shares Outstanding (diluted)               6,397         6,141           5,922           5,916          6,378

                                                                             May 31(1)
                                                                             ---------
                                                   1998          1999            2000            2001           2002
                                                   ----          ----            ----            ----           ----
Balance Sheet Data:                                                    (In thousands)

Cash and Marketable Securities                 $ 10,589      $ 10,667       $  10,670        $  7,182      $   6,353
Working Capital                                  17,192        17,355          18,265          18,244         19,285
Total Assets                                     25,413        26,108          29,529          33,022         39,904
Long-Term Debt                                      174           126              77              28            ---
Stockholders' Equity                             23,609        23,786          25,804          29,337         35,546

(1) The periods presented are not comparable due to the change in the effective income tax rate in fiscal year 1998 to 2001, the litigation settlement in 2001 and several acquisitions (see notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains both historical financial information and forward-looking statements. Neogen Corporation management does not provide forecasts of future financial performance. While management is optimistic about the Company's long-term prospects, historical financial information may not be indicative of future financial results.

The words "anticipate", "believe", "potential", "expect", and similar expressions used herein are intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Various factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government deregulation and other risks detailed from time to time in the Company's reports on file at the Securities and Exchange Commission may cause actual results to differ materially from those contained in the forward-looking statements.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgements and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory valuation, and the assessment of the possible impairment of Goodwill and other intangible assets.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is generally at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. Management attempts to minimize credit risk by reviewing customers' credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventory Valuation

The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Goodwill and Intangible Assets

Management assesses goodwill and intangible assets for possible impairment on no less often than an annual basis. In the event of changes in circumstances which indicate the carrying value of these assets may not be recoverable, this assessment may take place at any time. Factors that could cause an impairment review to take place would include:

         --Significant underperformance relative to expected historical or projected future operating results.
         --Significant changes in the use of acquired assets or strategy of the
           Company.
         --Significant negative industry or economic trends.

When management determines that the carrying value of intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value is compared to a value determined based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the

Company's current business model. Any impairment identified in this computation is given current recognition in any unissued financial statements.

Results of Operations

REVENUES (Dollars in Thousands)

                                       2002     Increase            2001    Increase            2000
                                  ------------------------------------------------------------------
Net Sales:
  Food Safety Products            $  20,213          21%       $  16,717         44%       $  11,634
  Animal Safety Products             20,884          15%          18,178         53%          11,878
                                  ------------------------------------------------------------------
             Total Net Sales      $  41,097          18%       $  34,895         48%       $  23,512
                                   -----------------------------------------------------------------

The 21% increase in food safety product sales during 2002 was paced by increases in the Milling and Grocery, Feed and Agriculture and Laboratory marketing segments of 38%, 26% and 50%, respectively. These segments' customers were interested in the products of Gene-Trak which was acquired during the year. Revenues from products used for the detection of microbial organisms in food and for tests of general cleanliness, increased 40% from the prior year with the introduction of new products from the Gene-Trak and QA Life Sciences acquisitions and from continued market penetration. Products for the detection of allergenic substances showed a revenue increase of 59% as the Company continues to benefit from its leadership in this market and the high level of customer acceptance of the products. Revenues from businesses acquired during the year (QA Life Sciences and Gene-Trak) were $2,100,000.

In 2001, sales of food safety products increased 44% due to a full year of sales of Acumedia, which was purchased in February 2000 and therefore only reported a partial year of sales in 2000, and from increases in sales of microbial and cleanliness tests.

In both 2001 and 2002, sales of products marketed to detect mycotoxins in grains had modest increases in sales due to the relative absence of weather conditions that promote the occurrence of mold in commodity crops.

Animal safety division sales increased 15% in 2002. The Triple Crown product line sales increased 34% during the year, with sales of the Company's animal wound care products showing an increase of 41%. The Company's new stronger and detectable needle and the new relationship with Tractor Supply Company contributed significantly to a 70% increase in sales of veterinary instruments. These increases were offset by a 50% decrease in sales of industrial needles and other OEM products. General economic conditions are believed to be the principal cause of this decline in revenue.

In 2001, animal safety division sales increased 53%. These increases were in part related to the Company's early fiscal 2001 acquisitions of AmVet Pharmaceuticals and Squire Laboratories that added $4.0 million to 2001 revenue. Other revenue increases came from the effect of Neogen's distribution which added over $1.0 million of sales to the revenues of AmVet and Squire in the equivalent period prior to the acquisitions, and from Triple Crown product sales that increased over $700,000.

COST OF GOODS SOLD (Dollars in Thousands)

                           2002    Increase          2001   Increase        2000
                      ----------------------------------------------------------
Cost of Goods Sold    $  20,196         18%    $   17,157        58%   $  10,860

Cost of goods sold increased 18% in 2002, compared to an 18% increase in revenues and 58% in 2001 compared to a 48% increase in revenues. Expressed as a percentage of revenues, cost of goods sold was 49% in 2002, 49% in 2001 and 46% in 2000.

Food safety gross margins were 59%, 57% and 60% in 2002, 2001 and 2000, respectively. Changes in margins between the periods related principally to product mix with manufactured test kits generally having higher margins than products which are purchased on the outside for resale. Additionally margins for food safety products have continued to benefit from increased fixed asset coverage as revenue increases have outpaced increased expenditures for fixed costs.

Animal safety gross margins were 43%, 45% and 47% in 2002, 2001 and 2000, respectively. The fiscal year 2001 acquisitions of AmVet and Squire provided products that are sold through distributors and have lower margins and lower cost of distribution as well as lesser requirements for research and development expenditures.

OPERATING EXPENSES (Dollars in Thousands)

                                         2002    Increase        2001    Increase       2000
                                     -------------------------------------------------------
Operating Expenses:
  Sales and Marketing                $  8,971         18%    $  7,596         24%   $  6,102
  General and  Administrative           4,178          3%       4,039         56%      2,587
  Research and Development              2,252         23%       1,838         15%      1,600

Many sales and marketing expense categories increased in 2002 and 2001 including salaries, fringes, royalties, commissions, trade shows and travel. The increases in 2002 and 2001 compared to 2000 are reflective of the continued expansion of and investment in sales activities and support for the Company's distribution channels both domestically and internationally. As a percentage of sales, sales and marketing expense remained at 22% of revenues. Management plans to continue to expand the Company's sales and marketing efforts in the future, but does not expect related expenses to increase as a percentage of sales.

The increase in general and administrative expense in 2002 was the result of additional expenses such as accounting and overall supervision necessary to service the Company's higher levels of operations. As a percentage of revenues general and administrative expense decreased to 10% from 12% in 2001. These costs are much more fixed in nature than many other Company costs. The increase in this category in 2001 as compared to fiscal 2000 was in part related to a credit related to the settlement of litigation which was included in this category in the year 2000 and to the costs related to the Company's revenue growth of nearly 50% in 2001.

Management believes that research and development is critical to the Company's future and expects to continue to incur expenses at approximately the current percentage of revenue. Certain of the Company's products such as those of Acumedia, AmVet, Triple Crown and Squire require relatively less research and development expenditures. Management expects that research and development expenditures as a percentage of revenues from sales of other products such as food safety test kits, drug detection and certain veterinary instruments and needles, will be between 8% and 10% annually.

During fiscal 2002, the Company's operating income increased by approximately $1,200,000 to 13% of revenues following an increase of $1,900,000 to 12% of revenues in 2001. These increases came principally from increases in sales of existing and newly acquired products while not incurring comparable increases in rates of expenditures for support of those sales.

OTHER INCOME (Dollars in Thousands)

                                2002       (Decrease)      2001    (Decrease)     2000
                               -------------------------------------------------------
Other Income:
  Litigation Settlement         $   -                   $     -                 $1,100
  Interest and Other              460       (24%)           605      (26%)         821
                                -----                   -------                 ------
                       Total    $ 460                   $   605                 $1,921

Other income decreased in 2002 principally from the effect of the decrease in interest earning assets which were used for the Gene-Trak acquisition and from lower rates of interest. Other income decreased in 2001 principally due to the absence of the effect of the litigation settlement that was a significant factor in the increase of this category in 2000. Additionally, 2001 was affected because the Company had less interest earning assets following the cash purchases of Amvet and Squire and lower rates of interest in the second half of 2001.

TAXES ON INCOME (Dollars in Thousands)

                          2002      Increase      2001      Increase       2000
-------------------------------------------------------------------------------
Taxes on Income         $2,015           19%    $1,700           40%     $1,210

Federal and state taxes on income increased in each of the years as a result of greater levels of income before taxes on income. As a percentage of income before taxes on income (the tax rate), the category increased from 28% in 2000 to 35% in 2001 and decreased to 34% in 2002. Following the final recognition of loss carryovers in 2000, the tax rate approximates the statutory tax rates and is expected to continue at that level in the future.

NET INCOME AND NET INCOME PER SHARE
(Dollars in Thousands-Except Per Share Data)

                                       2002    Increase       2001    Increase      2000
                                   -----------------------------------------------------
Net Income                         $  3,945         24%   $  3,170          3%  $  3,074
Net Income Per Share - Basic       $   0.66               $   0.55              $   0.52
Net Income Per Share - Diluted     $   0.62               $   0.54              $   0.52

Financial Condition and Liquidity

On May 31, 2002, the Company had $6,353,000 in cash and marketable securities, working capital of $19,285,000 and stockholders' equity of $35,546,000. In addition bank lines of $10,000,000 were available to, if necessary, support ongoing operations or acquisitions.

Cash and marketable securities decreased $829,000 during fiscal 2002. Cash provided from operations of $3,396,000 was offset by the acquisition of Gene-Trak Systems for $3,647,000, and $1,717,000 for the purchases or property, equipment and other assets.

Accounts receivable increased $436,000 or 7% when compared to May 31, 2001. This resulted from increased sales during the year, offset by a reduction in days sales outstanding from 60 days at May 31, 2001 to 51 days at May 31, 2002 following increased collection efforts instituted during the year.

Inventory levels increased 25% during the year to service increased sales to customers of 18% for the year. Decisions were made to increase inventory levels in the Company's Lexington, Kentucky animal safety operation and at Acumedia to assure continued high levels of product availability.

Increases in property and equipment resulted from normal purchases during the year together with $593,000 paid for a new manufacturing facility adjacent to the Company's current Lansing facilities. Upon completion, the total investment in this facility is expected to be approximately $1.0 million.

Goodwill increases result from the goodwill acquired in the acquisitions of QA Life Sciences and Gene-Trak in July and August 2001, respectively.

The increase in current liabilities is due to the normal variation of the timing of payments at year-end.

Other than a term loan, which was paid in May of 2002, the Company had no borrowed funds during 2002 or 2001. At May 31, 2002, the Company had no material commitments for capital expenditures other than the completion of the manufacturing facility discussed above. Inflation and changing prices have not had and are not expected to have a material effect on the Company's operations.

Neogen has been profitable from operations for its last 37 quarters and has generated positive cash flow from operations during the period. Management believes, however, that the Company's cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

In management's opinion, the Company is not involved in any material adverse legal proceedings.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets." As allowed under the Standard, the Company adopted SFAS 142 as of June 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, Management reviewed classifications, useful lives, and residual lives of all acquired intangible assets. Following this review, changes in classification were made as described in Note 2 to the financial statements. No changes in the amortization periods or residual values were determined to be necessary. Management performed an assessment of whether there was an indication that goodwill was impaired. This review was completed with no indication of impairment of goodwill identified.

Additionally, the Company adopted the provisions of SFAS 133, as amended, as of June 1, 2001. This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, did not have a significant impact on the financial position or results of operations of the Company.

Effective July 1, 2002, the Company will adopt SFAS Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS Statement 144 supersedes SFAS Statement 121 as well as certain provisions of APB 30. The main objective of SFAS Statement 144 is to clarify certain provisions of SFAS Statement 121 relating to impairment of long-lived assets. SFAS Statement 144 also includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. Management does not expect that the impact of adopting SFAS Statement 144 will have a material effect on the Company's results of operations or financial position.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has not had significant borrowings. Interest rate risk is managed by investing in high-quality issuers and seeking to avoid principal loss of invested funds by limiting default risk and market risk. Default risk is managed by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NEOGEN CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

INDEPENDENT AUDITORS' REPORTS                                            20-21

CONSOLIDATED FINANCIAL STATEMENTS
              Balance Sheets                                             22-23
              Statements of Income                                          24
              Statements of Stockholders' Equity                            25
              Statements of Cash Flows                                      26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               27-45

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Neogen Corporation
Lansing, Michigan


We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neogen Corporation and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           DELOITTE & TOUCHE LLP


July 26, 2002
Detroit, Michigan

Report of Independent Certified Public Accountants


To the Board of Directors
Neogen Corporation
Lansing, Michigan

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Neogen Corporation and Subsidiaries for the year ended May 31, 2000. We have also audited the schedule listed in Item 14
(b) for the year ended May 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Neogen Corporation and Subsidiaries for the year ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                              BDO Seidman, LLP


Troy, Michigan
July 14, 2000

                                             Neogen Corporation and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

May 31,                                                            2002           2001
--------------------------------------------------------------------------------------------
Assets

Current Assets
   Cash                                                        $ 2,012,000   $   848,000
   Marketable securities (Note 3)                                4,341,000     6,334,000
   Accounts receivable, less allowance of
   $537,000 and $467,000                                         6,462,000     6,026,000
   Inventories                                                   8,683,000     6,974,000
   Prepaid expenses and other current assets                     1,751,000     1,397,000
-------------------------------------------------------------------------------------------

Total Current Assets                                            23,249,000    21,579,000

Property and Equipment
   Land and improvements                                           233,000        97,000
   Buildings and improvements                                    2,187,000     1,482,000
   Machinery and equipment                                       6,160,000     5,591,000
   Furniture and fixtures                                          493,000       472,000
-------------------------------------------------------------------------------------------

                                                                 9,073,000     7,642,000
   Less accumulated depreciation                                 5,332,000     4,921,000
-------------------------------------------------------------------------------------------

Net Property and Equipment                                       3,741,000     2,721,000

Goodwill and Other Assets
   Goodwill                                                     11,214,000     7,076,000
   Other assets, net of accumulated amortization of $690,000
      and $836,000                                               1,700,000     1,646,000
-------------------------------------------------------------------------------------------

Total Goodwill and Other Assets                                 12,914,000     8,722,000
-------------------------------------------------------------------------------------------

                                                               $39,904,000   $33,022,000
===========================================================================================

                                             Neogen Corporation and Subsidiaries

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

May 31,                                                               2002          2001
---------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                              $ 2,329,000   $ 1,207,000
   Accruals
     Compensation and benefits                                     1,103,000       878,000
     Income taxes                                                    230,000     1,036,000
     Other                                                           302,000       165,000
   Current maturities of long-term debt (Note 6)                           -        49,000
---------------------------------------------------------------------------------------------

Total Current Liabilities                                          3,964,000     3,335,000

Long-Term Debt, less current maturities (Note 6)                           -        28,000

Other Long-Term Liabilities                                          394,000       322,000
---------------------------------------------------------------------------------------------

Total Liabilities                                                  4,358,000     3,685,000

Commitments and Contingencies (Note 9)

Stockholders' Equity (Notes 7 and 12)
   Preferred stock, $1.00 par value, shares authorized
     100,000, none issued and outstanding                                  -             -
   Common stock, $.16 par value, shares authorized 20,000,000;
     6,108,468 and 5,823,520 issued and outstanding                  977,000       932,000
   Additional paid-in capital                                     23,779,000    21,560,000
   Retained earnings                                              10,790,000     6,845,000
---------------------------------------------------------------------------------------------

Total Stockholders' Equity                                        35,546,000    29,337,000
---------------------------------------------------------------------------------------------


                                                                 $39,904,000   $33,022,000
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Neogen Corporation and Subsidiaries

                                               Consolidated Statements of Income

--------------------------------------------------------------------------------

Year Ended May 31,                                       2002                2001               2000
----------------------------------------------------------------------------------------------------
Net Sales                                       $  41,097,000       $  34,895,000      $  23,512,000

Cost of Goods Sold                                 20,196,000          17,157,000         10,860,000
----------------------------------------------------------------------------------------------------

Gross Margin                                       20,901,000          17,738,000         12,652,000

Operating Expenses
   Sales and marketing                              8,971,000           7,596,000          6,102,000
   General and administrative (Note 5)              4,178,000           4,039,000          2,587,000
   Research and development                         2,252,000           1,838,000          1,600,000
----------------------------------------------------------------------------------------------------

                                                   15,401,000          13,473,000         10,289,000
----------------------------------------------------------------------------------------------------

Operating Income                                    5,500,000           4,265,000          2,363,000

Other Income (Expense)
   Interest income                                    132,000             376,000            561,000
   Interest expense                                    (3,000)            (32,000)           (12,000)
   Litigation settlement (Note 5)                           -                   -          1,100,000
   Royalty and other                                  331,000             261,000            272,000
----------------------------------------------------------------------------------------------------

                                                      460,000             605,000          1,921,000
----------------------------------------------------------------------------------------------------

Income Before Taxes On Income                       5,960,000           4,870,000          4,284,000

Taxes On Income (Note 8)                            2,015,000           1,700,000          1,210,000
----------------------------------------------------------------------------------------------------

Net Income                                      $   3,945,000       $   3,170,000      $   3,074,000
====================================================================================================

Basic Earnings Per Share                        $         .66       $         .55      $         .52
Diluted Earnings Per Share                      $         .62       $         .54      $         .52
====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Neogen Corporation and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                         Years Ended May 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                Additional
                                                        Common Stock               Paid-In        Retained
                                                   -------------------------
                                                    Shares          Amount         Capital        Earnings
----------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                            5,929,279      $  949,000    $ 22,236,000    $    601,000
   Exercise of options and warrants                 64,931          10,000         259,000               -
   Repurchase of common stock (Note 12)           (221,023)        (35,000)     (1,290,000)              -
   Net income for the year                               -               -               -       3,074,000
----------------------------------------------------------------------------------------------------------

Balance, May 31, 2000                            5,773,187         924,000      21,205,000       3,675,000
   Exercise of options                             141,600          23,000         913,000               -
   Repurchase of common stock (Note 12)            (91,267)        (15,000)       (558,000)              -
   Net income for the year                               -               -               -       3,170,000
----------------------------------------------------------------------------------------------------------

Balance, May 31, 2001                            5,823,520         932,000      21,560,000       6,845,000
   Exercise of options and warrants                218,948          34,000       1,437,000               -
   Repurchase of common stock (Note 12)            (28,000)         (4,000)       (311,000)              -
   Acquisitions                                     94,000          15,000       1,093,000               -
   Net income for the year                                                                       3,945,000
----------------------------------------------------------------------------------------------------------

Balance, May 31, 2002                            6,108,468      $  977,000    $ 23,779,000    $ 10,790,000
==========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Neogen Corporation and Subsidiaries

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

Year Ended May 31,                                             2002            2001            2000
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                          $  3,945,000    $  3,170,000     $ 3,074,000
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                      1,071,000       1,302,000         946,000
       Changes in operating assets and liabilities,
        net of acquisitions
          Accounts receivable                              (128,000)       (568,000)       (736,000)
           Inventories                                   (1,579,000)     (1,120,000)        143,000
           Prepaid expenses and other current assets       (354,000)       (735,000)        299,000
           Accounts payable                                 885,000        (536,000)        850,000
           Accruals and other current liabilities          (444,000)        983,000         100,000
---------------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                 3,396,000       2,496,000       4,676,000

Cash Flows From Investing Activities
   Proceeds from marketable securities                   30,173,000      10,399,000      31,415,000
   Purchases of marketable securities                   (28,180,000)     (8,262,000)    (30,283,000)
   Purchases of property, equipment and other assets     (1,717,000)     (1,099,000)       (920,000)
   Acquisitions                                          (3,587,000)     (4,748,000)     (2,648,000)
---------------------------------------------------------------------------------------------------

Net Cash (Used In) Investing Activities                  (3,311,000)     (3,710,000)     (2,436,000)

Cash Flows From Financing Activities
   Net proceeds from issuance of common stock             1,471,000         936,000         269,000
   Repurchase of common stock                              (315,000)       (573,000)     (1,325,000)
   Payments on long-term borrowings                         (77,000)       (499,000)        (49,000)
---------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities       1,079,000        (136,000)     (1,105,000)
---------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                           1,164,000      (1,350,000)      1,135,000
Cash, at beginning of year                                  848,000       2,198,000       1,063,000
---------------------------------------------------------------------------------------------------

Cash, at end of year                                   $  2,012,000    $    848,000     $ 2,198,000
===================================================================================================

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

                             Basis of Consolidation

                             The consolidated financial statements include the accounts of Neogen Corporation, Ideal Instruments, Inc. (Ideal), Acumedia Manufacturers, Inc. (Acumedia), Neogen Properties, L.L.C. and two majority owned companies which are general partners for research limited partnerships. The investments in and income from research partnerships are not significant to the consolidated financial statements.

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

--------------------------------------------------------------------------------

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

                             Inventories

                             Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                                        2002            2001
                             -------------------------------------------------

                             Raw materials       $ 2,969,000     $ 1,832,000
                             Work-in-process         589,000         885,000
                             Finished goods        5,125,000       4,257,000
                             -------------------------------------------------

                                                 $ 8,683,000     $ 6,974,000
                             =================================================

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Derivative Instruments and Hedging Activities

                             Statement of Financial Accounting Standards 133, as amended by SFAS 137 and SFAS 138, established accounting and reporting standards for derivative instruments and for hedging activities. The Company adopted SFAS 133 as amended, effective June 1, 2001. The adoption of SFAS 133 has not had a significant impact on the financial position or results of operations of the Company because the Company currently has no derivative instruments or hedging activities.

                             Property and Equipment

                             Property and equipment is stated at cost.
                             Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, generally ten to thirty years for buildings and improvements and three to ten years for furniture, machinery and equipment. Depreciation expense was $895,000, $767,000, and $657,000, in 2002, 2001 and 2000,
                             respectively.

                             Goodwill and Intangible Assets

                             Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired. Until May 31, 2001, goodwill was amortized on a straight-line basis over periods ranging from fifteen to twenty-five years.

                             Other intangible assets, consisting primarily of covenants not to compete, licenses and patents, are recorded at fair value at the date of acquisition. Assets with a finite life are amortized on a straight-line basis over periods ranging from five to seventeen years.

                             During July 2001, SFAS 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. The Company adopted this Statement effective June 1, 2001. As required, reviews of possible impairment were performed and no charges therefore were determined to be necessary.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

                             Limited Partnership Royalty Income and Expense

                             Royalty income from related research limited partnerships (included as a component of other income) was $266,000 in 2002, $264,000 in 2001 and
                             $243,000 in 2000. Royalty expense paid to related research limited partnerships (included as a component of sales and marketing expense) was $589,000 in 2002, $587,000 in 2001 and $540,000 in
                             2000.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Earnings Per Share

                             Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. The Company's dilutive potential common shares outstanding during the year result entirely from dilutive stock options and warrants. The following table presents the earnings per share calculations:

                             ---------------------------------------------------------------------------
                             For the Year Ended May 31,               2002         2001         2000
                             ---------------------------------------------------------------------------
                             Numerator for Basic and Diluted
                              Earnings Per Share

                                Net income                         $ 3,945,000  $ 3,170,000  $3,074,000
                             ===========================================================================

                             Denominator

                              Denominator for basic earnings per
                                share - weighted average shares      5,999,311    5,731,712   5,905,623

                              Effect of Dilutive Securities
                                Stock options and warrants             378,381      184,254      16,859
                             ---------------------------------------------------------------------------

                                Dilutive Potential Common Stock
                                 Denominator for diluted earnings
                                     per share - adjusted weighted
                                     average shares and assumed
                                     conversions                     6,377,692    5,915,966   5,922,482
                             ===========================================================================

                             Basic Earnings Per Share              $       .66  $       .55  $      .52
                             ===========================================================================

                             Diluted Earnings Per Share            $       .62  $       .54  $      .52
                             ===========================================================================

                             Options to purchase 35,400, and 616,200 shares of common stock at prices ranging from $9.25 to $13.25, and $6.50 to $13.25 in 2001 and 2000, respectively, were outstanding, but were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. In 2002, no options were excluded as no option price exceeded the average market price of the common shares.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

2.  Change in                The Company has adopted Financial Accounting
    Accounting for           Standards Board SFAS 142 "Goodwill and Other
    Goodwill and Other       Intangible Assets" effective June 1, 2001.
    Intangible Assets        Under the provisions of the Statement, goodwill is
                             no longer amortized but instead is reviewed for impairment at least annually. SFAS 142 provides a six-month transitional period from the effective date of adoption for Management to perform an assessment of whether there is an indication that goodwill is impaired. This review was completed with no indication of impairment of goodwill identified.

                             A reconciliation of the allocation of intangible assets as reported at May 31, 2001 and at June 1, 2001, following the adoption of SFAS 142, is as follows:

                                                                       Gross Carrying Amount
                                                       May 31, 2001       Reclassifications    June 1, 2001
                                                   ----------------------------------------------------------
                             Goodwill                  $    8,123,000       $    (900,000)      $  7,223,000
                             Intangible assets
                                with indefinite
                                lives                                             415,000            415,000
                             Intangible assets
                                with finite lives                               1,019,000          1,019,000
                             Other assets                   2,482,000          (1,913,000)           569,000
                                                   ----------------------------------------------------------
                                                       $   10,605,000       $  (1,379,000)      $  9,226,000
                                                   ==========================================================

                                                                       Accumulated Amortization
                                                       May 31, 2001       Reclassifications      June 1, 2001
                                                   ----------------------------------------------------------
                             Goodwill                  $    1,047,000       $  (1,047,000)      $          -
                             Intangible assets
                                with indefinite
                                lives                               -                   -                  -
                             Intangible assets
                                with finite lives                   -             504,000            504,000
                             Other assets                     836,000            (836,000)                 -
                                                   ----------------------------------------------------------
                                                       $    1,883,000       $  (1,379,000)      $    504,000
                                                   ==========================================================

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             The allocation of goodwill and other intangible assets June 1, 2001 and May 31, 2002 is as follows:

                                                                     Balance                                       Balance
                                                                     June 1,                                       May 31,
                                                                      2001         Additions      Deletions         2002
                                                                  ------------------------------------------------------------
                                        Goodwill:
                                           Food Safety            $    718,000   $   3,499,000   $          -   $  4,217,000
                                           Animal Safety             6,505,000         492,000              -      6,997,000
                                                                  ------------------------------------------------------------
                                             Total                   7,223,000       3,991,000              -     11,214,000

                                        Licenses and
                                           intangible assets
                                           with indefinite
                                           lives                       415,000               -              -        415,000
                                        Intangible assets
                                           with finite lives:                                               -
                                             Licenses                  305,000         404,000              -        709,000
                                             Covenants not to
                                               compete                 355,000          60,000              -        415,000
                                             Patents                   351,000               -          3,000        348,000
                                             Other                       8,000               -          7,000          1,000
                                                                  ------------------------------------------------------------
                                                                     1,019,000         464,000         10,000      1,473,000

                             As provided by SFAS 142, the results of operations for the year ended May 31, 2001 and 2000 have not been restated. If the statement had been adopted as of June 1, 1999, the effect would have resulted in the reduction in amortization of $545,000 in the year ended May 31, 2001, and $290,000 in the year ended May 31, 2000. Net income would have been increased by $355,000 ($.06 basic and fully diluted) in 2001 and $190,000 ($.03 basic and fully diluted) in 2000.

                             Estimated fiscal year amortization expense is as follows: 2003-$144,000; 2004-$139,000;
                             2005-$119,000; 2006-$80,000 and 2007-$53,000.

3.  Marketable Securities    The Company currently invests only in high quality,
                             short-term investments with maturity dates of less than one year, which are classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 2002 and 2001. Additionally, since investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. At May 31, 2002 and 2001, marketable securities consisted of corporate debt securities.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

4.  Acquisitions             On February 17, 2000, Neogen Corporation purchased
                             100% of the common stock of Acumedia with principal offices in Baltimore, Maryland. Acumedia is an internationally recognized producer of culture media. The acquisition was accounted for using the purchase method.

                             Consideration for the purchase, including direct acquisition related expenses, was $3,098,000, which included cash payments and a one year 7% promissory note of $450,000. The purchase price was allocated $1,943,000 to current assets, $414,000 to property and equipment, and $1,191,000 to intangible assets, primarily goodwill.

                             Unaudited pro forma financial information for the year ended May 31, 2000, as if the acquisition of Acumedia had taken place on June 1, 1999 is as follows:

                             ---------------------------------------------------

                             Revenues                            $   26,081,000
                             Net income                               2,901,000
                             ---------------------------------------------------

                             Basic and Diluted
                             Earnings Per Share                  $          .49
                             ---------------------------------------------------

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

                             The purchase price, subject to certain post closing adjustments, was $3,715,000 paid in cash, plus additional payments in July 2001, resulting from the post closing adjustments for the payment of $170,000 and 32,388 shares of the Company's common stock. The value of the post closing common stock consideration was discounted by 10% to allow for the one year trading restriction thereon. The initial purchase price was allocated $909,000 to current assets, $10,000 to property and equipment and $2,796,000 to intangible assets, primarily goodwill. Sales of AmVet products were approximately $4,600,000 in the year ended May 31, 2001.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             On September 1, 2000, the Company acquired certain assets of Squire Laboratories, a manufacturer and distributor of animal health products. The acquisition was accounted for using the purchase method. The purchase price was $1,033,000 paid in cash, and was allocated $133,000 to current assets, $127,000 to property and equipment and $773,000 to intangible assets, primarily goodwill. Sales of Squire products approximated $600,000 over the 9 months following the acquisition.

                             Following the acquisitions, the assets of AmVet and Squire were moved to the Company's facility in Lexington, Kentucky, and combined with the Company's Animal Safety Division.

                             In a purchase transaction on June 30, 2001, the Company acquired all of the stock of QA Life Sciences, a San Diego, California, company in the foodborne bacteria testing market. The purchase price, subject to certain post closing adjustments, was 61,000 shares of Neogen stock. The value of the consideration was discounted by 10% to allow for the one year trading restriction thereon. Allocation of the consideration was $129,000 to current assets, $150,000 to property and equipment and $487,000 to intangible assets, primarily goodwill. A secondary payment of $45,000 was made in July 2002. Sales of products in the 11 months after the acquisition were $590,000. Immediately following the acquisition the operations of QA Life Sciences were moved to the Company's facilities in Baltimore, Maryland, and Lansing, Michigan, where they were combined with the Food Safety Division.

                             On August 1, 2001, the Company acquired, in a cash transaction, the assets of Gene-Trak Systems, a company involved in the manufacture and sales of foodborne pathogen detection products based on DNA probe technology. The acquisition was accounted for as a purchase with assets allocated $378,000 to current assets, $125,000 to property and equipment and $3,144,000 to intangible assets, primarily goodwill. The operations of Gene-Trak Systems were moved to Lansing, Michigan, and combined with the Food Safety Division. Sales of Gene-Trak products in the 10 months following the acquisition were $1,534,000.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

5.  Litigation Settlement    In the fourth quarter of fiscal 2000, the Company
                             reached a settlement with Vicam L.P., Vicam
                             Management Corporation, and Jack C. Radlo ("Vicam") on all claims against Vicam not previously settled.
                             The settlement included reimbursement of $900,000 to Neogen for legal and professional fees and expenses, and $1,100,000 to settle all claims.

                             The reimbursement of legal and professional fees and expenses was netted against general and administrative expenses in fiscal 2000, which included approximately $750,000 of such expenses.

6.  Notes Payable and        The Company and its subsidiaries have available
    Long-Term Debt           working capital lines-of-credit and borrowing
                             arrangements with banks totaling $2,500,000. There were no borrowings under these lines in the two-year period ended May 31, 2002. These arrangements bear interest at rates from prime (4
                             3/4% at May 31, 2002) to prime less 1/2% and are collateralized by all of the assets of the Company and its subsidiaries.

                             In addition, the Company maintains an unsecured acquisition line-of-credit in the amount of $7,500,000 at prime less 1/2%. There were no borrowings under this line in the two-year period ended May 31, 2002.

                             Long-term debt at May 31, 2001 consisted of a term note, which was paid in May 2002.

                             Terms of financing arrangements include, among other provisions, the requirements to maintain certain financial criteria and restricts the payment of dividends.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

7.  Stock Options and Stock  The Company maintains stock option plans (the
    Warrants Plans) under which qualified and non-qualified options to purchase shares of common stock may be granted to eligible directors, members of the Scientific Review Council, officers, or employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant. The number of shares authorized for issuance under the Plans is 2,459,375. At May 31, 2002, options have been granted with three to five year vesting schedules and option terms of five to ten years. A total of 682,200 shares were available for future grants under the Plans.

                             The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Plans.

                             Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been $3,029,000 ($.59 basic and $.55 fully diluted) in 2002, $2,797,000 ($.49 basic and $.47 fully diluted) in 2001 and $2,627,000 ($.44 basic and fully diluted) in 2000.

                             The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000, respectively: dividend yield of 0%; expected volatility of 58.0%, 61.0% and 51.0%; risk free interest rates of 4.2%, 6.1%, and 5.7%; and expected lives of four years.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             The weighted-average grant date fair value of options granted in 2002, 2001 and 2000 was $6.29, $2.70 and $2.97, respectively.

                             The following is a summary of the Plans' activity:

                                                                                Weighted Average
                                                                   Shares        Exercise Price
                                ==================================================================
                                Outstanding at May 31, 1999
                                  (265,518 exercisable)            599,700          $ 7.25
                                Granted                            198,500            6.44
                                Exercised                          (21,666)           3.55
                                Forfeited                          (70,500)           6.80

                                Outstanding at May 31, 2000
                                  (295,182 exercisable)            706,034            7.18
                                Granted                            216,000            6.31
                                Exercised                         (141,600)           6.67
                                Forfeited                           (1,900)           7.29

                                Outstanding at May 31, 2001
                                  (286,777 exercisable)            778,534            7.03
                                Granted                            254,700           13.20
                                Exercised                         (209,288)           7.41
                                Forfeited                          (25,400)           9.03
                                ------------------------------------------------------------------

                                Outstanding at May 31, 2002
                                  (230,779 exercisable)            798,546          $ 8.86
                                ==================================================================

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             The following is a summary of stock options outstanding at May 31, 2002:

                                                                  Options Outstanding             Options Exercisable

                                                          -------------------------------------  -----------------------
                                                                        Average     Weighted                 Weighted
                                            Range of                   Remaining     Average                 Average
                                            Exercise                  Contractual   Exercise                 Exercise
                                              Price         Number   Life (Years)     Price       Number      Price
                                        --------------------------------------------------------------------------------
                                        $   4.63 - 6.88    378,826        3.7        $ 6.36      105,848      $  6.34
                                           7.13 -  9.25    152,744        3.0          7.47      103,555         7.47
                                          11.31 - 13.90    266,976        5.8         13.20       21,376        12.56

                                        --------------------------------------------------------------------------------

                                        $  4.63 - 13.90    798,546        4.2        $ 8.86      230,779      $  7.42
                                        ================================================================================

                             The weighted-average exercise price of the 286,777 shares which were exercisable at May 31, 2001 and 295,182 shares which were exercisable at May 31, 2000 was $7.75 and $7.37, respectively.

                             The following table summarizes warrant activity. All warrants are exercisable for unregistered common stock of the Company and expire through 2011.

                                                                                                               Warrant
                                                                                                Shares           Price

                                        --------------------------------------------------------------------------------
                                        Outstanding Warrants at May 31, 1999                    43,265      $     4.82
                                        Warrants exercised during the year                     (43,265)           4.82
                                        Warrants granted during the year                         8,000            6.25
                                        --------------------------------------------------------------------------------

                                        Outstanding Warrants at May 31, 2000                     8,000            6.25
                                        Warrants exercised during the year                           -               -
                                        Warrants granted during the year                        21,000            6.44

                                        --------------------------------------------------------------------------------

                                        Outstanding Warrants at May 31, 2001                    29,000            6.39
                                        Warrants exercised during the year                     (26,000)           6.29
                                        Warrants granted during the year                        14,000           11.71
                                        --------------------------------------------------------------------------------

                                        Outstanding Warrants at May 31, 2002                    17,000      $    10.93
                                        ================================================================================

                                             Noegen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8.  Taxes On Income          The provision for taxes on income consisted of the
                             following:

                                                            2002             2001             2000
                             ---------------------------------------------------------------------
                             Current:
                               Federal              $  2,223,000     $  1,905,100    $   1,180,000
                               State                     192,000          177,400           30,000
                             Deferred                   (400,000)        (382,500)               -
                             ---------------------------------------------------------------------

                             Taxes on Income        $  2,015,000     $  1,700,000    $   1,210,000
                             =====================================================================

                             Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2002 and 2001 are as follows:

                                                                           2002               2001
                             ---------------------------------------------------------------------
                             Deferred tax liabilities:
                             Depreciation and amortization           $  179,000      $      98,000
                             Losses of affiliated partnerships                -             15,000
                             ---------------------------------------------------------------------

                             Total Deferred Tax Liabilities             179,000            113,000

                             Deferred tax assets:
                             Inventory and accounts receivable          597,000            444,000
                             Accruals                                   363,000             51,500
                             ---------------------------------------------------------------------

                             Total Deferred Tax Assets                  960,000            495,500
                             ---------------------------------------------------------------------

                             Net Deferred Tax Assets                 $  781,000      $     382,500
                             =====================================================================

                                             Noegen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense for the years ended May 31, 2002, 2001 and 2000 is as follows:

                                                                    2002             2001           2000
                             -----------------------------------------------------------------------------
                             Tax at U.S. statutory rates    $  2,026,000     $  1,656,000    $   1,456,000
                             Adjustment of valuation
                               allowance                               -         (278,000)         (34,000)
                             Prior year adjustments                    -          208,000         (171,000)
                             Tax credits and other              (138,000)               -          (60,000)
                             Provision for State Income Tax      127,000          114,000           19,000
                             -----------------------------------------------------------------------------

                             Taxes on Income                $  2,015,000     $  1,700,000    $   1,210,000
                             =============================================================================

9.  Commitments and          The Company has agreements with related research
    Contingencies            limited partnerships and unrelated third parties
                             which provide for the payment of royalties on the sale of certain products. Royalty expense, primarily to related research limited partnerships, under the terms of these agreements for 2002, 2001 and 2000 was $1,215,000, $987,000 and $752,000,
                             respectively.

                             The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2002, 2001 and 2000 was $502,000,
                             $392,000 and $298,000, respectively. Future minimum rental payments for these leases are as follows:
                             2003 - $455,000, 2004 - $227,000, 2005 - $66,000,
                             2006 - $67,000, 2007 $68,000, 2008 and thereafter
                             $40,000.

                             The Company is involved in certain legal proceedings, none of which, in the opinion of management, is material to the financial statements.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10. Defined Contribution     The Company maintains a defined contribution 401(k)
    Benefit Plan             benefit plan 15% of covering substantially all
                             employees. Employees are permitted to defer up to compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred.
                             The Company's expense under this plan was $278,000, $200,000 and $152,000 for the years ended May 31, 2002, 2001 and 2000, respectively.

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

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Segment information for the years ended May 31, 2002, 2001, and 2000 was as follows:

                                                                            Food        Animal    Corporate and
                                                                          Safety        Safety   Eliminations(1)         Total
                              ---------------------------------------------------------------------------------------------------
                              2002

                              Net sales to external customers       $ 20,213,000  $ 20,884,000      $         -   $ 41,097,000
                              Operating income                         3,755,000     2,571,000         (826,000)     5,500,000
                              Depreciation and amortization              621,000       450,000                -      1,071,000
                              Interest income                                  -             -          132,000        132,000
                              Income taxes                             1,277,000       874,000         (136,000)     2,015,000
                              Total assets                            16,519,000    18,263,000        5,122,000     39,904,000
                              Expenditures for long-lived assets         817,000       900,000                -      1,717,000
                              ===================================================================================================

                              2001

                              Net sales to external customers       $ 16,717,000  $ 18,178,000      $         -   $ 34,895,000
                              Operating income                         2,369,000     2,594,000         (698,000)     4,265,000
                              Depreciation and amortization              566,000       736,000                -      1,302,000
                              Interest income                                  -             -          376,000        376,000
                              Income taxes                               806,000       882,000           12,000      1,700,000
                              Total assets                            10,106,000    16,199,000        6,717,000     33,022,000
                              Expenditures for long-lived assets         569,000       530,000                -      1,099,000
                              ===================================================================================================
                              2000

                              Net sales to external customers       $ 11,634,000  $ 11,878,000      $         -   $ 23,512,000
                              Operating income                         1,593,000     1,364,000         (594,000)     2,363,000
                              Depreciation and amortization              428,000       518,000                -        946,000
                              Litigation settlement                            -             -        1,100,000      1,100,000
                              Interest income                                  -         2,000          559,000        561,000
                              Income taxes                               451,000       328,000          431,000      1,210,000
                              Total assets                            10,758,000    10,383,000        8,388,000     29,529,000
                              Expenditures for long-lived assets         395,000       525,000                -        920,000
                              ===================================================================================================

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

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             The Company has no significant long-lived assets outside of the United States and no significant foreign operations. Sales to customers outside the United States amounted to $8,743,000 or 21% of consolidated sales in 2002, $8,100,000 or 23% in 2001 and $4,800,000 or 20% in 2000, respectively, and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company does not have sales to any single foreign country or any single customer exceeding 10% of consolidated sales.

12. Stock Repurchase         The Company's Board of Directors has authorized the
                             purchase of up to 1,000,000 shares of the Company's common stock. As of May 31, 2002, the Company had purchased 654,990 shares in negotiated and open market transactions for a total price, including commissions, of approximately $4,382,000. Shares purchased under this buy-back program are retired.

13. Supplemental Disclosure  Cash paid for income taxes totaled $2,890,000,
    of Cash Flows            $1,507,000, and $681,000 in 2002, 2001 and 2000,
    Information              respectively. Cash paid for interest totaled
                             $3,000, $32,000 and $12,000 in 2002, 2001 and 2000,
                             respectively.

                             Non-Cash Investing and Financing Activities:

                                  In February 2000, the Company acquired
                                  Acumedia for cash and a $450,000 note payable.

                                  In June 2001, QA Life Sciences was acquired for 61,000 shares of Neogen common stock.

                                  In July 2001, 32,388 shares were issued in connection with secondary payment obligations to the former owners of AmVet Pharmaceuticals.

                                             Neogen Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

14.   Summary of                                                               Fiscal Quarter Ended
                                                              -----------------------------------------------------
      Quarterly Data                                             August      November     February         May
      (Unaudited)                                                  2001          2001         2002        2002
                                   --------------------------------------------------------------------------------
                                                                     (Dollars in thousands, except per share data)
                                   Net sales                        $ 9,732     $10,699       $ 9,655      $ 11,011
                                   Gross margin                       4,892       5,673         4,617         5,719
                                   Net income                           862       1,145           826         1,112
                                   Basic earnings per share             .14         .19           .13           .18
                                   Diluted earnings per
                                     share                              .14         .18           .13           .17
                                   Market price of common
                                     stock
                                       High                         $ 18.65     $ 25.21       $ 21.50      $  17.63
                                       Low                            11.76       10.05         12.85         13.78
                                   ================================================================================

                                                                               Fiscal Quarter Ended

                                                              -----------------------------------------------------
                                                                 August     November      February         May
                                                                   2000         2000          2001        2001
                                   --------------------------------------------------------------------------------
                                                                     (Dollars in thousands, except per share data)
                                   Net sales                        $ 8,214     $ 9,009       $ 8,601      $  9,161
                                   Gross margin                       3,996       4,544         4,352         4,846
                                   Net income                           672         860           714           924
                                   Basic earnings per share             .12         .15           .12           .16
                                   Diluted earnings per
                                     share                              .12         .15           .12           .15
                                   Market price of common
                                     stock

                                       High                         $  7.13     $ 10.38       $ 13.44      $  15.00
                                       Low                             5.50        6.13          7.13          8.75
                                   ================================================================================

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

     On April 24, 2001, Deloitte & Touche ("Deloitte") of Detroit Michigan was engaged as the Company's independent auditors for the fiscal year ending May 31, 2001.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of May 31, 2002.

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

                                                                                 Year Joined
    Name                          Position with the Company                      the Company
    ----                          -------------------------                      -----------
Lon M. Bohannon             Vice President, Chief Operating Officer, Director        1985
Edward L. Bradley           Vice President                                           1994
Richard R. Current          Vice President, Chief Financial Officer                  2000
James L. Herbert            President, Chief Executive Officer, Director             1982
Joseph M. Madden, Ph.D.     Vice President, Scientific Affairs                       1997
Anthony E. Maltese          Vice President, Corporate Development                    2000
Terri A. Morrical           Vice President                                           1992
Mark A. Mozola              Vice President, Research & Development                   2001
Jack C. Parnell             Chairman, Director                                       1993
Thomas H. Reed              Secretary, Director                                      1995
Gerald S. Traynor           Vice President                                           1990
Paul S. Satoh, Ph.D.        Vice President, Basic and Exploratory Research           1998

There are no family relationships among officers. Information concerning the executive officers of the Company follows:

  Lon M. Bohannon, age 49, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. He is responsible for all Company operations except research, finance, and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young from June 1975 to March 1980.

  Edward L. Bradley, age 42, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

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

  James L. Herbert, age 62, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. From 1999 to 2001 he was Chairman of the Company's Board. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

  Dr. Joseph M. Madden, age 53, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation's top experts on both scientific and regulatory issues relating to food safety.

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

  Terri A. Morrical, age 37, joined Neogen Corporation on September 1, 1992 as part of the Company's acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company's Lexington division and is responsible for all sales pertaining to animal safety. Mrs. Morrical graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

  Mark A. Mozola, Ph.D., age 47, became Neogen's Vice President of Research and Development in 2001 following the Company's acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola's particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

  Jack C. Parnell, age 67, was elected to the Board of Directors in October 1993 and as Chairman in October, 2001. Since 1991, he has held the position of Governmental Relations Advisor with the law firm of Kahn, Soares and Conway. In 1989, Mr. Parnell was appointed by President Bush to serve as Deputy Secretary for the U.S. Department of Agriculture. From 1983 to 1989, he served in three different senior governmental positions for the State of California, including Secretary for the California Department of Food and Agriculture from 1987 to 1989. The firm of Kahn, Soares and Conway currently acts as the Company's government relations advisor.

  Thomas H. Reed, age 57, was elected to the Board of Directors in October 1995 and was elected Secretary in October 1999. Mr. Reed is group Vice President of Packerland Packing Company. Prior to assuming that position he was Vice President of MLE Marketing, a division of Southern States Cooperative, Inc., and prior to assuming that position, he served as President and Chief Financial Officer for Michigan Livestock Exchange. Mr. Reed is a member of the Board of Directors of the National Livestock Producers Association and is a former chairman of the Michigan State University Board of Trustees.

  Dr. Paul S. Satoh, age 65, became Neogen's Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist and research manager at Pharmacia & Upjohn Inc. Dr. Satoh joined Neogen after serving nearly six years on the Company's Scientific Review Council as an immunology specialist. At Upjohn, Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor, and general studies in chemistry and social issues in biology at Western Michigan University. His most recent positions at Pharmacia & Upjohn included senior scientist in drug metabolism research and senior scientist for strategic information analysis and competitive intelligence.

  Gerald S. Traynor, age 67, joined Neogen in July 1990 as General Manager for Ideal Instruments, Inc. He was promoted to Vice President of Instrument Development and Manufacturing in January 1991 with responsibility for the Company's veterinary instrument and electronic instrument manufacturing operations. He was Vice President of Manufacturing for Martin Yale Industries for three years before joining Neogen and filled the same position for The Hedman Company from 1983-1987. Earlier, he served 16 years in various manufacturing management positions at ITT.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of May 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of May 31, 2002, with the exception of the table below.

------------------------------------------------------------------------------------------------------------------------------------
                                                      (a)                            (b)                            (c)
                                         Number of securities to be       Weighted-average exercise         Number of securities
                                          issued upon exercise of       price of outstanding options,     remaining available for
                                        outstanding options, warrants       warrants and rights.        future issuance under equity
Plan category                                    and rights.                                                 compensation plans
                                                                                                            (excluding securities
                                                                                                         reflected in column (a)).
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                   798,546                          $8.86                         682,200
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                                   -                               -                              -
------------------------------------------------------------------------------------------------------------------------------------
          Total                                    798,546                          $8.86                         682,200
------------------------------------------------------------------------------------------------------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Jack C. Parnell, Chairman of the Board of Directors, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by the Company to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $1,750 for ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.

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

(c) Reports on Form 8-K. No reports on Form 8-K were filed during the periods March 1, 2002 to May 31, 2002.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEOGEN CORPORATION

              /s/ James L. Herbert           /s/ Richard R. Current
              -----------------------------  ----------------------------------
              James L. Herbert, President    Richard R. Current, Vice President
              Chief Executive Officer        Chief Financial Officer

Dated: August 28, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                         Title                                       Date
---------                                         -----                                       -----
/s/ James L. Herbert                     President, Chief Executive Officer,            August 28, 2002
-----------------------------------      Director (Principal Executive Officer)
James L. Herbert


/s/ Lon M. Bohannon                      Vice President and Chief Operating Officer     August 28, 2002
-----------------------------------
Lon M. Bohannon

                   *                     Secretary and Director

-----------------------------------
Thomas H. Reed


                   *                     Director
-----------------------------------
Herbert D. Doan


                   *                     Director
-----------------------------------
Robert M. Book


                   *                     Director
-----------------------------------
Gordon E. Guyer, Ph.D.


                   *                     Director
-----------------------------------
G. Bruce Papesh


                   *                     Director
-----------------------------------
Leonard E. Heller, Ph.D.


                   *                     Chairman, Board of Directors
-----------------------------------
Jack C. Parnell


*By: /s/ James L. Herbert
     ------------------------------                                                     August 28, 2002
James L. Herbert, Attorney-in-fact

Neogen Corporation

                           Annual Report on Form 10-K
                             Year Ended May 31, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION

 3 (a)      (1)      Articles of Incorporation, as restated.
 3 (a)      (1)      By-Laws, as amended.
10 (a)      (2)      Neogen Research Limited Partnership II/Neogen Corporation
                       Agreement for the Sale of Patent Rights and Related Know How, dated October 14, 1988.
10 (c)      (6)      Neogen 1997 Stock Option Plan.
10 (d)      (7)      Tenner Incorporated/AMPCOR Diagnostics, Inc. Asset Purchase
                       Agreement, dated April 28, 1999.
10 (e)      (5)      Neogen Corporation/United States Department of Agriculture
                       License Agreement, dated June 29, 1994.
10 (g)      (2)      Neogen Research Limited Partnership II First Amended and
                       Restated Partnership Agreement, dated December 30, 1985.
10 (h)      (7)      Neogen/BioPort Corporation Product Purchase Agreement dated
                       May 22, 1998.
10 (j)      (3)      Amended and Restated Incentive Stock Option Plan II and
                       Sample Individual Incentive Stock Option Agreement.
10 (k)      (4)      Neogen/International Diagnostic Systems Asset Purchase
                       Agreement, dated June 27, 1995.
10 (o)      (6)      NBD Bank Loan Documents.
10 (p)      (6)      Comerica Bank Loan Documents.
10 (t)      (1)      Stock Purchase Agreement between Registrant and IDEXX
                       Laboratories, Inc., dated February 17, 2000.
10 (v)      (8)      Neogen/AmVet Asset Purchase Agreement, dated June 2, 2000.
10 (x)      (8)      Amendment to Neogen Stock Option Plan.
10 (y)      (9)      Asset Purchase Agreement Between Registrant and Squire
                       Laboratories, Inc. dated September 1, 2000.
10 (z)      (10)     Asset Purchase Agreement Between Registrant and Vysis,
                       Inc., Gene-Trak Systems
                     Industrial Diagnostics Corporation Dated August 4, 2001.
21                   List of Subsidiaries.
23                   Independent Auditors Consents.
24                   Power of Attorney (included on Signature Page).
99.1                 Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.2                 Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.



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

(10) Incorporated by reference to the exhibit filed with the Registrant's report on Form 10-Q dated October 12, 2001.

Neogen Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

                                          Balance    Charged To                                 Balance
                                     at Beginning     Costs and                                  at End
Description                               of Year      Expenses    Acquisition   Write-Offs     of Year
-------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
Year Ended May 31:
2002                                    $ 467,000     $ 173,000    $ 55,000(1)    $ 158,000   $ 537,000
2001                                      361,000       223,000     100,000(2)      217,000     467,000
2000                                      166,000       162,000      90,000(3)       57,000     361,000
-------------------------------------------------------------------------------------------------------

(1)   Acquisition of Gene-Trak Systems as of August 1, 2001.
(2)   Acquisition of AmVet Pharmaceuticals on June 1, 2000.
(3)   Acquisition of Acumedia Manufacturers on February 17, 2000.