Form 10-Q
period 2002-08-31
NEOGEN CORP
filed 2002-10-15
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-17988

Neogen Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2367843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

620 Lesher Place
Lansing, Michigan    48912
(Address of principal executive offices including zip code)

(517) 372-9200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 1, 2002, there were 6,123,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 August 31,     May 31,
                                                                    2002          2002
                                                                ------------  ------------
ASSETS
------
CURRENT ASSETS
    Cash...................................................... $  1,625,000  $  2,012,000
    Marketable securities.....................................    3,857,000     4,341,000
    Accounts receivable, net..................................    6,912,000     6,462,000
    Inventories...............................................    8,949,000     8,683,000
    Other current assets......................................    1,872,000     1,751,000
                                                                ------------  ------------
                   TOTAL CURRENT ASSETS.......................   23,215,000    23,249,000
PROPERTY AND EQUIPMENT, NET...................................    4,172,000     3,741,000
GOODWILL, INTANGIBLE ASSETS AND OTHER ASSETS
    Goodwill..................................................   11,260,000    11,214,000
    Intangible and other assets...............................    2,417,000     1,700,000
                                                                ------------  ------------
                                                               $ 41,064,000  $ 39,904,000
                                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable.......................................... $  2,246,000  $  2,329,000
    Other accrued liabilities.................................    1,758,000     1,635,000
                                                                ------------  ------------
                   TOTAL CURRENT LIABILITIES..................    4,004,000     3,964,000
LONG-TERM LIABILITIES.........................................      394,000       394,000
STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding
    Common stock, $.16 par value,
      20,000,000 shares authorized, 6,123,000 shares
      issued and outstanding at August 31, 2002; 6,108,000
      shares issued and outstanding at May 31, 2002...........      980,000       977,000
    Additional paid-in capital................................   23,821,000    23,779,000
    Retained earnings.........................................   11,865,000    10,790,000
                                                                ------------  ------------
                                                                 36,666,000    35,546,000
                                                                ------------  ------------
                                                               $ 41,064,000  $ 39,904,000
                                                                ============  ============

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        Three Months Ended
                                           August 31,
                                      ------------------------
                                          2002         2001
                                      -----------  -----------
SALES............................... $10,897,000  $ 9,732,000
Cost of goods sold..................   5,080,000    4,840,000
                                      -----------  -----------
        GROSS MARGIN................   5,817,000    4,892,000
                                      -----------  -----------
OPERATING EXPENSES
  Sales and marketing...............   2,563,000    2,147,000
  General and administrative........   1,060,000      998,000
  Research and development..........     655,000      512,000
                                      -----------  -----------
                                       4,278,000    3,657,000
                                      -----------  -----------
        OPERATING INCOME............   1,539,000    1,235,000
                                      -----------  -----------
OTHER INCOME
  Interest income...................      21,000       53,000
  Interest expense..................          --       (1,000)
  Other.............................     107,000       76,000
                                      -----------  -----------
                                         128,000      128,000
                                      -----------  -----------
        INCOME BEFORE INCOME TAXES..   1,667,000    1,363,000
INCOME TAXES........................     592,000      501,000
                                      -----------  -----------
        NET INCOME.................. $ 1,075,000  $   862,000
                                      ===========  ===========

NET INCOME PER SHARE:
   Basic............................ $      0.18  $      0.14
                                      ===========  ===========

   Diluted.......................... $      0.17  $      0.14
                                      ===========  ===========

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                          Common stock         Additional
                                       ----------------------    paid-in      Retained
                                         Shares      Amount      capital      Earnings        Total
                                       ----------  ----------  -----------  -------------  ------------
Balance, June 1, 2002................. 6,108,000  $  977,000  $23,779,000  $  10,790,000  $ 35,546,000
Exercise of options and warrants......    29,000       5,000      219,000             --       224,000
Repurchase of common stock............   (14,000)     (2,000)    (177,000)            --      (179,000)
Net income for the three months
   ended August 31, 2002..............        --          --           --      1,075,000     1,075,000
                                       ----------  ----------  -----------  -------------  ------------
Balance, August 31, 2002.............. 6,123,000  $  980,000  $23,821,000  $  11,865,000  $ 36,666,000
                                       ==========  ==========  ===========  =============  ============

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  August 31,
                                                             ------------------------
                                                                 2002         2001
                                                             -----------  -----------
OPERATING ACTIVITIES:
    Net income............................................. $ 1,075,000  $   862,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.......................     300,000      269,000
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable.................................    (450,000)     223,000
       Inventories.........................................    (266,000)     344,000
       Other current assets................................    (121,000)     129,000
       Accounts payable....................................     (83,000)     249,000
       Other accrued liabilities...........................     123,000     (754,000)
                                                             -----------  -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES...........     578,000    1,322,000

INVESTING ACTIVITIES:
    Sales of marketable securities.........................   8,819,000    8,142,000
    Purchases of marketable securities.....................  (8,335,000)  (5,386,000)
    Purchases of property and equipment
     and other assets......................................  (1,494,000)    (756,000)
    Acquisitions...........................................          --   (3,587,000)
                                                             -----------  -----------
      NET CASH USED IN INVESTING ACTIVITIES................  (1,010,000)  (1,587,000)

FINANCING ACTIVITIES:
    Payments on long-term borrowings.......................          --      (12,000)
    Net payments for repurchase of common stock............    (179,000)          --
    Net proceeds from issuance of common stock.............     224,000      128,000
                                                             -----------  -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES............      45,000      116,000
                                                             -----------  -----------
DECREASE IN CASH...........................................    (387,000)    (149,000)
Cash at beginning of period................................   2,012,000      848,000
                                                             -----------  -----------
CASH AT END OF PERIOD...................................... $ 1,625,000  $   699,000
                                                             ===========  ===========

See accompanying notes to the consolidated unaudited financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2002 is not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2003. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2002 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2002.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                             August 31,    May 31,
                                                2002         2002
                                            -----------  -----------

Raw materials............................. $ 3,323,000  $ 2,969,000
Work-in-process...........................     616,000      589,000
Finished goods............................   5,010,000    5,125,000
                                            -----------  -----------
                                           $ 8,949,000  $ 8,683,000
                                            ===========  ===========

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

The allocation of goodwill and other intangible assets following SFAS 142 as of May 31, 2002 and August 31, 2002 is summarized in the following table:

                                            Balance                                 Balance
                                          May 31, 2002   Additions   Deletions   August 31, 2002
                                          ------------  -----------  ----------  --------------
Goodwill:
     Food Safety........................ $  4,217,000  $    46,000  $      --   $    4,263,000
     Animal Safety......................    6,997,000          --          --        6,997,000
                                          ------------  -----------  ----------  --------------
          Total.........................   11,214,000       46,000         --       11,260,000
Intangible assets with indefinite lives.      415,000       30,000         --          445,000
Intangible assets with finite lives:
     Licenses...........................      709,000      332,000         --        1,041,000
     Covenants not to compete...........      415,000       35,000         --          450,000
     Patents............................      348,000       40,000         --          388,000
     Other..............................        1,000       42,000         --           43,000
                                          ------------  -----------  ----------  --------------
                                            1,473,000      449,000         --        1,922,000
                                          ============  ===========  ==========  ==============

NOTE D - EARNINGS PER SHARE

The following table presents the calculation of earnings per share:

                                              Three Months Ended
                                                 August 31,
                                            ------------------------
                                                2002         2001
                                            -----------  -----------
Basic and Diluted - Earnings per Share
   Numerator - Net Income................. $ 1,075,000  $   862,000
                                            ===========  ===========
Denominator:
   For basic earnings per share-
      Weighted average shares.............   6,116,000    5,950,000
   Effect of dilutive securities-
      Stock options and warrants..........     249,000      322,000
                                            -----------  -----------
   For diluted earnings per share-
      Adjusted weighted average shares
        and assumed conversions...........   6,365,000    6,272,000
                                            ===========  ===========

Basic Earnings per Share.................. $      0.18  $      0.14
                                            ===========  ===========

Diluted Earnings per Share................ $      0.17  $      0.14
                                            ===========  ===========

NOTE E - STOCK REPURCHASE

The Company's Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. As of August 31, 2002, the Company had purchased 669,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

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

Segment information for the three months ended August 31, 2002 and 2001 was as follows:

                                                             Corporate
                                     Food        Animal         and
                                    Safety       Safety     Elimination(1)     Total
                                  -----------  -----------  -----------     -----------
2002
Net sales to external customers. $ 5,850,000  $ 5,047,000  $       --      $10,897,000
Operating income................   1,236,000      525,000     (222,000)      1,539,000
Total assets....................  18,018,000   18,408,000    4,638,000      41,064,000

2001
Net sales to external customers. $ 4,949,000  $ 4,783,000  $       --      $ 9,732,000
Operating income................     906,000      545,000     (216,000)      1,235,000
Total assets....................  14,647,000   16,230,000    3,962,000      34,839,000

(1) Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

NOTE G - LEGAL PROCEEDINGS

The Company is involved in several legal proceedings, none of which, in the opinion of Management, is material to the financial statements.

NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                           Three Months Ended
                              August 31,
                         ----------------------
                             2002        2001
                         ----------  ----------
Cash Paid For:
  Income Taxes......... $  400,000  $  250,000
  Interest.............        --        1,000

NOTE I - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 144 AND STATUS OF OTHER RECENT STATEMENTS

Effective July 1, 2002, the Company adopted FAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS Statement No. 144 includes more stringent requirements for classifying assets available for disposal and expands the scope of activities that will require discontinued operations reporting. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

Other recently issued FAS statements are currently under review by management, but are not expected to have a material effect on the Company's financial position or results of operations upon implementation.

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

Allowances for Doubtful Accounts

Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write- off history. Management attempts to minimize credit risk by reviewing customers' credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Goodwill and Intangible Assets

Management assesses goodwill and intangible assets for possible impairment on no less often than an annual basis. In the event of changes in circumstances which indicate the carrying value of these assets may not be recoverable, this assessment may take place at any time. Factors that could cause an impairment review to take place would include:

- Significant underperformance relative to expected historical or projected future operating results.

- Significant changes in the use of acquired assets or strategy of the Company.

- Significant negative industry or economic trends.

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

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

Total revenues increased $1,165,000 or 12% in the August 2002 quarter compared to the August 2001 quarter. Revenues from sales of products dedicated to Food Safety were up 18% and revenues from sales of Animal Safety products were up 6%. Exclusive of the effects of sales of products from businesses purchased in the August 2001 quarter, total sales increased 11.4%.

The increase in Food Safety revenue of $901,000 came from increases in sales of test kits for the detection of harmful bacteria such as E. coli O157:H7, Salmonella, and Listeria which increased 25% in the quarter. Sales of test kits for the detection of allergens in food increased 46%. While markets for both of these products are growing, Management believes that a substantial amount of the growth has come from additional market penetration.

Animal Safety revenues increased $264,000 in comparison with the revenues from the August 2001 quarter. Increases included a nearly 100% increase in the sales of EqStim immunostimulant. EqStim is being used by veterinarians to boost the immune response of horses infected with the West Nile virus. Sales of Specialty Needles were down in comparison with the prior year by $204,000 or 60% due to two separate customers who placed large orders in the prior year and did not repeat these orders in the current year. Sales of BotVax B were down by $194,000 or 56%. In the August 2001 quarter sales were abnormally high as the Company was filling backorders from prior quarters. Sales of diagnostic and quantitative test kits to detect drugs of abuse in animals and animal products, increased by $102,000 or 17% in comparison with the prior year. This 17% increase arose principally from increases in testing of meat products.

Gross margins in the August 2002 quarter increased to 53% from 50% in the August 2001 quarter. Food Safety gross margins increased to 61% from 58% and Animal Safety gross margins increased to 44% from 43%. These increases in margins resulted from changes in product mix and the leverage from higher levels of production.

Sales and marketing expenses increased $416,000 to 24% of revenues when compared to 22% in the August 2001 quarter. These expenses rose due to additional marketing efforts and expenditures in support of expected sales increases later in fiscal 2003. As a percentage of revenues Food Safety sales and marketing was 26% of sales in both periods, while Animal Safety increased from 18% to 21%.

General and administrative expenses increased by $62,000 but remained at 10% of revenues. The percentage of revenue relationship reflects the generally fixed nature of general and administrative expenses. On a divisional basis, general and administrative expenses were comparable to the prior year.

Research and development expenses in the August 2002 quarter increased $143,000 to 6% of revenue from 5% in the August 2001 quarter. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, Management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income decreased in the August 2002 quarter as compared to the prior year periods, principally as a result of the reduction in interest income, as rates have decreased, and because of reductions in the level of cash available for investment, following the use of cash for acquisitions late in the first quarter of 2001.

The federal and state tax rates in the first quarter of 2002 decreased to 35% from 37% in the first quarter of the prior year. The changes in tax rates reflect the timing of accounting recognition of research and development and extraterritorial credits.

Financial Condition and Liquidity

At August 31, 2002, the Company had $5,500,000 in cash and marketable securities, working capital of $19,200,000, and stockholders' equity of $36,700,000. In addition, unused bank lines totaled $10,000,000. Cash and marketable securities decreased in the three-month period ended August 31, 2002 with cash generated by operations of $578,000, and $224,000 of cash from exercise of stock options offset by cash expended for the acquisitions of intangible assets and property and equipment.

Accounts receivable were $450,000 higher at August 31, 2002 than at May 31, 2002 with average days in net accounts receivable increasing from 51 to 55 days. The increase in days outstanding is considered to be a normal fluctuation and Management believes that recorded allowances are adequate to provide for accounts that may become uncollectable. Inventories at August 31, 2002 decreased slightly from May 31, 2002. The increase in current liabilities results from the timing of payments.

At August 31, 2002, the Company had no material commitments for capital expenditures, with the exception of approximately $400,000 committed to building improvements and furnishing of a new manufacturing facility adjacent to the Company's Lansing, Michigan location. The expenditure will be financed with available cash. Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company's existing cash and marketable securities at August 31, 2002, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

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

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

  Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Neogen Corporation and subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

- Competitive conditions

- General economic conditions that are less favorable than expected

- Recruitment and dependence on key employees

- Impact of weather on agriculture and food production

- Identification and integration of acquisitions

- Research and development risks

- Patent and trade secret protection

- Government deregulation

- Effectiveness of marketing and advertising campaigns

- Future tax legislation, or regulatory or judicial positions

- Information and technology advances

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in several legal proceedings, none of which, in the opinion of the management, is material to the financial statements.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

     Exhibit 99.1 - Certification by James L. Herbert pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 - Certification by Richard R. Current pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K Filed in Quarterly Period Ended August 31, 2002.

The Company did not file any reports on Form 8-K in the quarterly period ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: October 14, 2002

By:	/s/ James L. Herbert
James L. Herbert
President & Chief Executive Officer

Dated: October 14, 2002

By:	/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer

CEO CERTIFICATION

I, James L. Herbert, certify that:

  I have reviewed this quarterly report on Form 10-Q of Neogen Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/S/ James L. Herbert

James L. Herbert

President &
Chief Executive Officer
Neogen Corporation

CFO CERTIFICATION

I, Richard R. Current, certify that:

  I have reviewed this quarterly report on Form 10-Q of Neogen Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/S/ Richard R. Current

Richard R. Current

Vice President &
Chief Financial Officer
Neogen Corporation