Form 10-Q
period 2003-01-14
NEOGEN CORP
filed 2003-01-14
CIK 711377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of January 1, 2003, there were 6,107,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. Interim Condensed Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share and per share data)

                                                    November 30,        May 31,
                                                        2002              2002
                                                    ------------      ------------
ASSETS
------
CURRENT ASSETS
    Cash.......................................... $      1,146      $      2,012
    Marketable securities.........................        5,872             4,341
    Accounts receivable, net......................        6,872             6,462
    Inventories...................................        9,047             8,683
    Other current assets..........................        1,802             1,751
                                                    ------------      ------------
                   TOTAL CURRENT ASSETS...........       24,739            23,249
PROPERTY AND EQUIPMENT, NET.......................        4,106             3,741
GOODWILL AND INTANGIBLE AND OTHER ASSETS
    Goodwill......................................       11,260            11,214
    Intangible and other assets...................        2,356             1,700
                                                    ------------      ------------
                                                   $     42,461      $     39,904
                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable.............................. $      1,685      $      2,329
    Other accrued liabilities.....................        2,613             1,635
                                                    ------------      ------------
                   TOTAL CURRENT LIABILITIES......        4,298             3,964
LONG-TERM LIABILITIES.............................          394               394
STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding
    Common stock, $.16 par value,
      20,000,000 shares authorized, 6,097,000 shares
      issued and outstanding at November 30, 2002;
      6,108,000 shares issued and outstanding at
      May 31, 2002                                          976               977
    Additional paid-in capital....................       23,527            23,779
    Retained earnings.............................       13,266            10,790
                                                    ------------      ------------
                                                         37,769            35,546
                                                    ------------      ------------
                                                   $     42,461      $     39,904
                                                    ============      ============

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share data)

                                        Three Months Ended              Six Months Ended
                                           November 30,                   November 30,
                                      ------------------------       ------------------------
                                          2002         2001              2002         2001
                                      -----------  -----------       -----------  -----------
SALES............................... $    12,273  $    10,699       $    23,170  $    20,431
Cost of goods sold..................       5,565        5,026            10,645        9,866
                                      -----------  -----------       -----------  -----------
        GROSS MARGIN................       6,708        5,673            12,525       10,565
                                      -----------  -----------       -----------  -----------
OPERATING EXPENSES
  Sales and marketing...............       2,798        2,259             5,361        4,406
  General and administrative........       1,032        1,179             2,092        2,177
  Research and development..........         842          541             1,497        1,053
                                      -----------  -----------       -----------  -----------
                                           4,672        3,979             8,950        7,636
                                      -----------  -----------       -----------  -----------
        OPERATING INCOME............       2,036        1,694             3,575        2,929
                                      -----------  -----------       -----------  -----------
OTHER INCOME
  Interest income...................          25           29                46           82
  Interest expense..................          --           (1)               --           (2)
  Other.............................          96           83               203          159
                                      -----------  -----------       -----------  -----------
                                             121          111               249          239
                                      -----------  -----------       -----------  -----------
        INCOME BEFORE INCOME TAXES..       2,157        1,805             3,824        3,168
INCOME TAXES........................         756          660             1,348        1,161
                                      -----------  -----------       -----------  -----------
        NET INCOME.................. $     1,401  $     1,145       $     2,476  $     2,007
                                      ===========  ===========       ===========  ===========

NET INCOME PER SHARE:
   Basic............................ $      0.23  $      0.19       $      0.40  $      0.34
                                      ===========  ===========       ===========  ===========

   Diluted.......................... $      0.22  $      0.18       $      0.39  $      0.32
                                      ===========  ===========       ===========  ===========

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands except share amounts)

                                          Common stock         Additional
                                       ----------------------    paid-in      Retained
                                         Shares      Amount      capital      Earnings        Total
                                       ----------  ----------  -----------  -------------  ------------
Balance, June 1, 2002................. 6,108,468  $      977  $    23,779  $      10,790  $     35,546
Exercise of options and warrants......    29,906           5          227             --           232
Repurchase of common stock............   (41,750)         (6)        (479)            --          (485)
Net income for the six months
   ended November 30, 2002............        --          --           --          2,476         2,476
                                       ----------  ----------  -----------  -------------  ------------
Balance, November 30, 2002............ 6,096,624  $      976  $    23,527  $      13,266  $     37,769
                                       ==========  ==========  ===========  =============  ============

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                Six Months Ended
                                                                  November 30,
                                                             ------------------------
                                                                 2002         2001
                                                             -----------  -----------
OPERATING ACTIVITIES:
    Net income............................................. $     2,476  $     2,007
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.......................         625          498
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable.................................        (410)        (511)
       Inventories.........................................        (364)         390
       Other current assets................................         (51)         205
       Accounts payable....................................        (644)           5
       Other accrued liabilities...........................         979         (542)
                                                             -----------  -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES...........       2,611        2,052

INVESTING ACTIVITIES:
    Sales of marketable securities.........................      16,155       12,088
    Purchases of marketable securities.....................     (17,686)     (10,640)
    Purchases of property and equipment
     and other assets......................................      (1,693)        (902)
    Acquisitions...........................................          --       (3,587)
                                                             -----------  -----------
      NET CASH USED IN INVESTING ACTIVITIES................      (3,224)      (3,041)

FINANCING ACTIVITIES:
    Payments on long-term borrowings.......................          --          (24)
    Net payments for repurchase of common stock............        (485)        (315)
    Net proceeds from issuance of common stock.............         232          982
                                                             -----------  -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..        (253)         643
                                                             -----------  -----------
DECREASE IN CASH...........................................        (866)        (346)
Cash at beginning of period................................       2,012          848
                                                             -----------  -----------
CASH AT END OF PERIOD...................................... $     1,146  $       502
                                                             ===========  ===========

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2003. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2002 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2002.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                            November 30,   May 31,
                                                2002         2002
                                            -----------  -----------
                                                  (In thousands)
Raw materials............................. $     3,309  $     2,969
Work-in-process...........................         644          589
Finished goods............................       5,094        5,125
                                            -----------  -----------
                                           $     9,047  $     8,683
                                            ===========  ===========

NOTE C - GOODWILL AND INTANGIBLE ASSETS

The allocation of goodwill and other intangible assets following SFAS 142 as of May 31, 2002 and November 30, 2002 is summarized in the following table:

                                            Balance                                   Balance
                                          May 31, 2002   Additions     Deletions    November 30, 2002
                                         -------------- ------------- ------------ ------------------
                                                               (In thousands)
Goodwill:
     Food Safety........................ $      4,217  $         46  $        --   $      4,263
     Animal Safety......................        6,997            --           --          6,997
                                          ------------  ------------  -----------   ------------
          Total.........................       11,214            46           --         11,260
Intangible assets with indefinite lives.          415            30           --            445
Intangible assets with finite lives:
     Licenses...........................          709           649           --          1,358
     Covenants not to compete...........          415            35           --            450
     Patents............................          348            40           --            388
     Other..............................            1            52           33             20
                                          ------------  ------------  -----------   ------------
                                        $       1,473 $         776 $         33   $      2,216

NOTE D - NET INCOME PER SHARE

The following table presents the calculation of net income per share:

                                              Three Months Ended         Six Months Ended
                                                  November 30,              November 30,
                                            ------------------------  ------------------------
                                                2002         2001           2002         2001
                                            -----------  -----------  -----------  -----------
                                                    (In thousands except per share data)
Basic and Diluted - Net Income per Share
   Numerator - Net Income................. $     1,401  $     1,145  $     2,476  $     2,007
                                            ===========  ===========  ===========  ===========
Denominator:
   For basic Net Income per share-
      Weighted average shares.............       6,119        5,956        6,117        5,919
   Effect of dilutive securities-
      Stock options and warrants..........         238          447          244          409
                                            -----------  -----------  -----------  -----------
   For diluted Net Income per share-
      Adjusted weighted average shares
        and assumed conversions...........       6,357        6,403        6,361        6,328
                                            ===========  ===========  ===========  ===========

Basic Net Income per Share................ $      0.23  $      0.19  $      0.40  $      0.34
                                            ===========  ===========  ===========  ===========

Diluted Net Income per Share.............. $      0.22  $      0.18  $      0.39  $      0.32
                                            ===========  ===========  ===========  ===========

NOTE E - STOCK REPURCHASE

The Company's Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company's Common Stock. As of November 30, 2002, the Company had purchased 697,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

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

Segment information for the three months ended November 30, 2002 and 2001 was as follows:

                                                             Corporate
                                     Food        Animal         and
                                    Safety       Safety     Elimination(1)     Total
                                  -----------  -----------  -----------     -----------
                                                     (In thousands)
2002
Net sales to external customers. $     6,821  $     5,452  $        --     $    12,273
Operating income................       1,523          682         (169)          2,036
Total assets....................      17,410       18,397        6,654          42,461

2001
Net sales to external customers. $     5,290  $     5,409  $        --     $    10,699
Operating income................       1,007          915         (228)          1,694
Total assets....................      14,286       16,927        5,267          36,480

Segment information for the six months ended November 30, 2002 and 2001 was as follows:

                                                             Corporate
                                     Food        Animal         and
                                    Safety       Safety     Elimination(1)     Total
                                  -----------  -----------  -----------     -----------
                                                     (In thousands)
2002
Net sales to external customers. $    12,671  $    10,499  $        --     $    23,170
Operating income................       2,754        1,207         (386)          3,575
Total assets....................      17,410       18,397        6,654          42,461

2001
Net sales to external customers. $    10,239  $    10,192  $        --     $    20,431
Operating income................       1,913        1,460         (444)          2,929
Total assets....................      14,286       16,927        5,267          36,480

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

NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                            Three Months Ended          Six Months End
                              November 30,               November 30,
                         ----------------------     ------------------------
                             2002        2001            2002          2001
                         ----------  ----------     ----------  ------------
                                         (In thousands)
Cash Paid For:
  Income Taxes......... $       --  $      708    $       400  $      1,908
  Interest.............         --           1             --             2

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

Allowances for Accounts Receivable

Allowances for accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. Management attempts to minimize credit risk by reviewing customers' credit history before extending credit and by monitoring credit exposure on a regular basis.

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

Goodwill and Intangible Assets

Management assesses goodwill and intangible assets for possible impairment on no less often than an annual basis. In the event of changes in circumstances which indicate the carrying value of these assets may not be recoverable, this assessment may take place at any time. Factors that could cause an impairment review to take place would include:

-- Significant under-performance relative to expected historical or projected future operating results.

-- Significant changes in the use of acquired assets or strategy of the Company.

-- Significant negative industry or economic trends.

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

Three and Six Months Ended November 30, 2002 Compared to Three Months and Six Months Ended November 30, 2001.

Sales of test kits for the detection of naturally occurring mycotoxins, such as aflatoxin, and DON (vomitoxin), increased 56% for the quarter and 30% for the six-month period ended November 30, 2002 as compared to the same periods of the prior year. In fiscal 2003 a significant portion of the U.S. corn and sorghum crop were contaminated with aflatoxin. The Company's products were heavily used in the identification of infected commodities and thereby the protection of consumers from exposure to this carcinogen. Sales of test kits for detection of pathogens such as E.coli O157:H7, Salmonella and Listeria increased 17% for the quarter and 21% for the six-month period. Sales of E.coli O157:H7 products led this group with increases of 42% for the quarter and 48% for the six-month period. The Company's continued investment in product development and sales and marketing efforts have put it in a position to capitalize on greater public awareness of contamination of food products and to expand its market share of an expanding market. Sales of diagnostic test kits to detect allergenic substances in food products increased 36% in the quarter and 41% in the six-month period. This relatively new product line has benefited from government regulation and consumer demand for food products that they are assured are properly labeled as free from common allergenic substances.

Sales of test kits for the detection of drugs of abuse in racing animals and Life Sciences products were up 19% in the quarter and 20% for the six-month period ended November 30, 2002 as compared to the same periods of the prior year. These products continue to show good current growth. The Company's equine vaccine and immunostimulant products increased 28% for the quarter and 10% for the six-month period. The Company's immunostimulant product which was used in some areas in connection with West Nile Virus in horses was a significant contributor to the increase in sales of this category of products. Sales of products used for wound care that had grown rapidly in prior years experienced a decrease of $180,000 or 28% in the quarter and $170,000 or 12% for the six-month period. Several competitors have entered the market resulting in erosion of the Company's sales base. Continued difficulties in the beef cattle market have resulted in decreased demand for the Company's durable veterinary products including the D-3 needle that was introduced in the second quarter of the 2002 fiscal year. Sales of durable veterinary products decreased $450,000 or 41% in the quarter and $425,000 or 30% in the six-month period. Management believes this to be a temporary issue that will be resolved with the improvement of the cattle market.

Gross margin in the November 2002 quarter increased to 55% from 53% in the November 2001 quarter and to 54% in the six months ended November 30, 2002 from 52% in 2001. Food Safety margins increased in the quarter and six-month periods as a result of product mix. The Animal Safety margin was nearly unchanged in the quarter and six-month periods.

Sales and marketing expenses in the November 2002 quarter increased $539,000 or 24% from the November 2001 quarter and $955,000 or 22% for the six-month period. These expenses rose in relation to sales increases. As a percentage of sales, sales and marketing expenses rose from 21% to 23% in both the quarter and the six-month periods. On a divisional basis, sales expenses were generally comparable to the prior year.

General and administrative expenses decreased $147,000 or 12% in the November 2002 quarter as compared to the November 2001 quarter, and $85,000 or 4% for the six-month period. As a percentage of revenue, these expenses decreased from 11% to 8% in the quarter and from 11% to 9% for the six-month period. General and administrative expense by division was consistent with the prior year with savings resulting from reduced personnel and other corporate expenses as compared to the prior year quarters.

Research and development expenses increased $301,000 or 56% in the November 2002 quarter as compared to the November 2001 quarter, and $444,000 or 42% for the six-month period. As a percentage of revenues, research and development expenses increased to 6.9% and 6.5% for the fiscal 2003 quarter and six-month periods, respectively. Management continues to maintain its goal of research and development spending in the range of 5% to 7% of total revenues and at approximately 10% of revenues of products that are the result of research efforts.

The provision for federal and state income taxes decreased to 35.1% of income before income tax in the November 2002 quarter from 36.5% in the November 2001 quarter. For the six-month period, the tax provision decreased to 35.2% from 36.7% in the same period of the prior year. The tax provision was favorably affected by the recognition of higher levels of foreign and research and development tax credits.

Other income was substantially unchanged in the November 2002 quarter as compared to the November 2001 quarter. The decrease in this category in the six months ended November 30, 2002 period as compared to the prior year was principally as the result of the reduction of interest rates early in the 2002 period as compared to 2001.

Financial Condition and Liquidity

At November 30, 2002, the Company had $7,018,000 in cash and marketable securities, working capital of $20,440,000 and stockholders' equity of $37,769,000. In addition, the Company has unused bank lines totaling $10,000,000. Cash and marketable securities increased in the six months ended November 30, 2002, with cash generated by operations of $2,611,000.

Accounts receivable were $410,000 higher at November 30, 2002 than May 31, 2002 due primarily to increases in sales during the period. Inventories increased $364,000 at November 30, 2002 compared to May 31, 2002. These increases, that were less then the rate at which the Company's sales are increasing, result from continued strong management of these assets. The increase in current liabilities results from timing of payments.

At November 30, 2002, the Company had no material commitments for capital expenditures. The estimated cost to complete the new manufacturing facility for Food Safety under construction in Lansing is $500,000. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at November 30, 2002, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has no significant borrowings. Interest rate risk is managed by investing in high- quality issuers and seeking to avoid principal loss of invested funds by limiting default risk and market risk. The Company manages default risks by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

  Competitive conditions
  General economic conditions that are less favorable than expected
  Recruitment and dependence on key employees
  Impact of weather on agriculture and food production
  Identification and integration of acquisitions
  Research and development risks
  Patent and trade secret protection
  Government deregulation
  Effectiveness of marketing and advertising campaigns
  Future tax legislation, or regulatory or judicial positions
  Information and technology advances

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibit Index

  Exhibit 99.1 - Certification by James L. Herbert pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 - Certification by Richard R. Current pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K Filed in Quarterly Period Ended November 30, 2002.

The Company did not file any reports on Form 8-K in the quarterly period ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION

(Registrant)

Dated: January 14, 2003

By: /s/ James L. Herbert

James L. Herbert

President & Chief Executive Officer

Dated: January 14, 2003

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

Date: January 14, 2003

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

Date: January 14, 2003

/S/ Richard R. Current
Richard R. Current
Vice President &
Chief Financial Officer
Neogen Corporation