Form 10-Q
period 2003-04-14
NEOGEN CORP
filed 2003-04-14
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of April 1, 2003, there were 6,144,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

                                                          February 28,     May 31,
                                                                2003          2002
                                                          ------------  ------------
ASSETS
------------------------------------
CURRENT ASSETS
    Cash................................................ $     2,882     $   2,012
    Marketable securities...............................       5,397         4,341
    Accounts receivable, less allowances of $681 and $53       7,262         6,462
    Inventories.........................................       8,767         8,683
    Other current assets................................       1,714         1,751
                                                          ------------  ------------
                   TOTAL CURRENT ASSETS.................      26,022        23,249
PROPERTY AND EQUIPMENT, NET.............................       4,343         3,741
GOODWILL AND INTANGIBLE AND OTHER ASSETS
    Goodwill............................................      11,260        11,214
    Intangible and other assets.........................       2,255         1,700
                                                          ------------  ------------
                                                         $    43,880    $   39,904
                                                          ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable.................................... $     1,688     $   2,329
    Other accrued liabilities...........................       2,544         1,635
                                                          ------------  ------------
                   TOTAL CURRENT LIABILITIES............       4,232         3,964
LONG-TERM LIABILITIES...................................         394           394
STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 100,000
      shares authorized, none issued and outstanding           --            --
    Common stock, $.16 par value,
      20,000,000 shares authorized, 6,107,000 shares
      issued and outstanding at February 28, 2003;
      6,108,000 shares issued and outstanding at May 31,         977           977
    Additional paid-in capital..........................      23,981        23,779
    Retained earnings...................................      14,296        10,790
                                                          ------------  ------------
                                                              39,254        35,546
                                                          ------------  ------------
                                                         $    43,880    $   39,904
                                                          ============  ============

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                          Three Months Ended       Nine Months Ended
                                            February 28, 2003         February 28, 2003
                                      ------------------------  ------------------------
                                          2003           2002       2003           2002
                                      -----------  -----------  -----------  -----------
SALES............................... $    11,102  $     9,655  $    34,272  $    30,085
Cost of goods sold..................       5,361        5,038       16,006       14,903
                                      -----------  -----------  -----------  -----------
        GROSS MARGIN................       5,741        4,617       18,266       15,182
                                      -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Sales and marketing...............       2,656        2,142        8,017        6,549
  General and administrative........       1,049          929        3,141        3,106
  Research and development..........         621          438        2,118        1,491
                                      -----------  -----------  -----------  -----------
                                           4,326        3,509       13,276       11,146
                                      -----------  -----------  -----------  -----------
        OPERATING INCOME............       1,415        1,108        4,990        4,036
                                      -----------  -----------  -----------  -----------
OTHER INCOME
  Interest income...................          24           26           70          108
  Interest expense..................          --           (1)          --           (3)
  Other.............................          91           97          294          257
                                      -----------  -----------  -----------  -----------
                                             115          122          364          362
                                      -----------  -----------  -----------  -----------
        INCOME BEFORE INCOME TAXES..       1,530        1,230        5,354        4,398
INCOME TAXES........................         500          404        1,848        1,565
                                      -----------  -----------  -----------  -----------
        NET INCOME.................. $     1,030  $       826  $     3,506  $     2,833
                                      ===========  ===========  ===========  ===========

NET INCOME PER SHARE:
   Basic............................ $      0.17  $      0.13  $      0.57  $      0.47
                                      ===========  ===========  ===========  ===========

   Diluted.......................... $      0.16  $      0.13  $      0.55  $      0.45
                                      ===========  ===========  ===========  ===========

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

                                           Common stock        Additional
                                       ----------------------    paid-in      Retained
                                         Shares      Amount      capital      Earnings        Total
                                       ----------  ----------  -----------  -------------  ------------
Balance, June 1, 2002................. 6,108,000  $      977  $    23,779  $      10,790  $     35,546
Exercise of options and warrants......    40,000           6          681             --           687
Repurchase of common stock............   (41,000)         (6)        (479)            --          (485)
Net income for the nine months
   ended February 28, 2003............        --          --           --          3,506         3,506
                                       ----------  ----------  -----------  -------------  ------------
Balance, February 28, 2003............ 6,107,000  $      977  $    23,981  $      14,296  $     39,254
                                       ==========  ==========  ===========  =============  ============

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                Nine Months Ended
                                                                 February 28,
                                                             ------------------------
                                                                 2003         2002
                                                             -----------  -----------
OPERATING ACTIVITIES:
    Net income............................................. $     3,506  $     2,833
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.......................         945          813
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable.................................        (800)        (583)
       Inventories.........................................         (84)         246
       Other current assets................................          37          (10)
       Accounts payable....................................        (641)        (109)
       Other accrued liabilities...........................         909         (445)
                                                             -----------  -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES...........       3,872        2,745

INVESTING ACTIVITIES:
    Sales of marketable securities.........................      30,022       19,019
    Purchases of marketable securities.....................     (31,078)     (17,366)
    Purchases of property and equipment
     and other assets......................................      (2,148)      (1,398)
    Acquisitions...........................................          --       (3,587)
                                                             -----------  -----------
      NET CASH USED IN INVESTING ACTIVITIES................      (3,204)      (3,332)

FINANCING ACTIVITIES:
    Payments on long-term borrowings.......................          --          (28)
    Net payments for repurchase of common stock............        (485)        (315)
    Net proceeds from issuance of common stock.............         687        1,164
                                                             -----------  -----------
      NET CASH PROVIDED BY  FINANCING ACTIVITIES...........         202          821
                                                             -----------  -----------
INCREASE IN CASH...........................................         870          234
Cash at beginning of period................................       2,012          848
                                                             -----------  -----------
CASH AT END OF PERIOD...................................... $     2,882  $     1,082
                                                             ===========  ===========

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2003. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2002 audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2002.

2. SUBSEQUENT EVENT

On March 6, 2003, Neogen Corporation completed the purchase of 100% of the common stock of Adgen Ltd., a privately held company located in Ayre, Scotland. Adgen is a producer and marketer of diagnostic testing products. Since its founding in 1994, Adgen has been a distributor of Neogen products in Europe. Consideration included net cash of $1,850,000 and 32,000 shares of common stock. Additionally, the Company agreed to pay contingent consideration based upon future revenue levels.

3. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

                                          February 28,    May 31,
                                              2003          2002
                                          ------------  ------------
                                                (In thousands)
Raw materials........................... $      3,267  $      2,969
Work-in-process.........................          592           589
Finished goods..........................        4,908         5,125
                                          ------------  ------------
                                         $      8,767  $      8,683
                                          ============  ============

4. GOODWILL AND INTANGIBLE ASSETS

The allocation of goodwill and other intangible assets following SFAS 142 as of May 31, 2002 and February 28, 2003 is summarized in the following table:

                                                                                      Balance
                                            Balance                                 February 28,
                                          May 31, 2002   Additions     Deletions        2003
                                          ------------  ------------  -----------   ------------
                                                            (In thousands)
Goodwill:
     Food Safety........................ $      4,217  $         46  $        --   $      4,263
     Animal Safety......................        6,997            --           --          6,997
                                          ------------  ------------  -----------   ------------
          Total.........................       11,214            46           --         11,260
Intangible assets with indefinite lives.          415            30           (4)           441
Intangible assets with finite lives:
     Licenses...........................          709           673          (90)         1,292
     Covenants not to compete...........          415            35           --            450
     Patents............................          348            40           --            388
     Other..............................            1           113          (33)            81
                                          ------------  ------------  -----------   ------------
                                                1,473           861         (123)         2,211

5. NET INCOME PER SHARE

The following table presents the calculation of net income per share:

                                                Three Months Ended       Nine Months Ended
                                                  February 28, 2003         February 28, 2003
                                            ------------------------  ------------------------
                                                2003           2002       2003           2002
                                            -----------  -----------  -----------  -----------
Basic and Diluted - Net Income per Share
   Numerator - Net Income................. $     1,030  $       826  $     3,506  $     2,833
                                            ===========  ===========  ===========  ===========
Denominator:
   For basic net income per share-
      Weighted average shares.............       6,104        6,067        6,113        5,968
   Effect of dilutive securities-
      Stock options and warrants..........         282          374          255          397
                                            -----------  -----------  -----------  -----------
   For diluted net income per share-
      Adjusted weighted average shares
        and assumed conversions...........       6,386        6,441        6,368        6,365
                                            ===========  ===========  ===========  ===========

Basic Net Income per Share................ $      0.17  $      0.13  $      0.57  $      0.47
                                            ===========  ===========  ===========  ===========

Diluted Net Income per Share.............. $      0.16  $      0.13  $      0.55  $      0.45
                                            ===========  ===========  ===========  ===========

6. STOCK REPURCHASE

The Company's Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company's common stock. As of February 28, 2003, the Company had purchased 697,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program will be retired and used to satisfy future issuance of common stock upon the exercise of outstanding stock options and warrants.

7. SEGMENT INFORMATION

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

Segment information for the three months ended February 28, 2003 and 2002 was as follows:

                                                              Corporate
                                      Food        Animal         and
                                     Safety       Safety     Eliminations(1)     Total
                                   -----------  -----------  ------------     -----------
                                                  (In thousands)
2003
Net sales to external customers.. $     6,205  $     4,897  $         --     $    11,102
Operating income.................       1,151          458          (194)          1,415
Total assets.....................      19,474       18,228         6,178          43,880

2002
Net sales to external customers.. $     4,760  $     4,895  $         --     $     9,655
Operating income.................         753          437           (82)          1,108
Total assets.....................      16,176       17,754         3,537          37,467

Segment information for the nine months ended February 28, 2003 and 2002 was as follows:

                                                              Corporate
                                      Food        Animal         and
                                     Safety       Safety     Eliminations(1)     Total
                                   -----------  -----------  ------------     -----------
                                                  (In thousands)
2003
Net sales to external customers.. $    18,876  $    15,396  $         --     $    34,272
Operating income.................       3,905        1,665          (580)          4,990
Total assets.....................      19,474       18,228         6,178          43,880

2002
Net sales to external customers.. $    14,998  $    15,087  $         --     $    30,085
Operating income.................       2,666        1,897          (527)          4,036
Total assets.....................      16,176       17,754         3,537          37,467

(1) Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

8. LEGAL PROCEEDINGS

The Company is involved in no legal proceedings that in the opinion of management will have a material effect on its results of operations or financial position.

9. STATUS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires liabilities for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and was effective for the Company for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have an effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 changes current practice in accounting or, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded at fair value on the Company's balance sheet, a change from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company expects that the new recognition and measurement provisions will not have a significant effect on the Company's future financial results and has determined that no initial disclosure or recognition is necessary.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements regarding the method used on reported results for interim periods beginning after December 15, 2002. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory valuation, and the assessment of the possible impairment of goodwill and other intangible assets.

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

Goodwill and Other Intangible Assets

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

If the carrying value of goodwill and other nonamortizable intangible assets is not recoverable based upon a discounted cash flows analysis, such assets are reduced by the estimated shortfall of fair value to carrying value.

Three and Nine Months Ended February 28, 2003 Compared to Three Months and Nine Months Ended February 28, 2002

The Company's sales increased 15% for the quarter and 14% for the nine- month period ended February 28, 2003 as compared to the same periods of the prior year. By segment, Food Safety sales were up 31% for the quarter and 26% year to date and Animal Safety sales were flat for the quarter and increased 2% year to date.

In the Food Safety segment sales of test kits for the detection of naturally occurring mycotoxins increased 53% for the quarter and 37% for the nine-month period ended February 28, 2003 as compared to the same periods of the prior year. In fiscal 2003 a significant portion of the U.S. corn and sorghum crop was contaminated with aflatoxin. The Company's products were heavily used in the identification of contaminated commodities and thereby protecting of consumers from exposure to this carcinogen. Additionally, sales of test kits for the detection of pathogens such as E. coli O157:H7, Salmonella and Listeria, increased 16% for the quarter and 19% for the nine-month period. The Company's continued investment in product development and sales and marketing efforts have put it in a position to capitalize on greater awareness of contamination of food products and to expand its market share of an expanding market. Finally, sales of diagnostic test kits to detect allergenic substances in food products increased 34% in the quarter and 38% in the nine-month period. This relatively new product line has benefited from government regulation and consumer demand for food products that they are assured are properly labeled and free from common allergenic substances.

In the Animal Safety segment sales of test kits for the detection of drugs of abuse in racing animals, forensics, and life science products were up 15% in the quarter and 18% for the nine-month period ended February 28, 2003, in comparison with the same periods of the prior year. The sales of forensic products were up over 100% to nearly $200,000 as the Company continues to penetrate this market. Life science sales revenues increased as customers have added research projects that make use of these products. Additionally, the Company's equine vaccine and immunostimulant products increased 1% for the quarter and 7% for the nine-month period. This slower growing, but high margin, product group was favorably affected in the early part of the 2003 fiscal year by use of the immunostimulant product to aid in the prevention of West Nile virus in horses. Also, sales of products used for wound care that had grown rapidly in prior years experienced a decrease of 33% in the quarter and 18% for the nine-month period. Several competitors have entered the market resulting in erosion of the Company's sales. Finally, sales of durable veterinary products increased by 22% for the quarter in comparison with the prior year but remain 2% less than the prior year for the nine-month period. Sales in this area have increased as the Company has continued to be successful in its retail strategy with the addition of new accounts in the quarter.

Overall gross margin in the February 2003 quarter increased to 52% from 48% in the February 2002 quarter and to 53% in the nine-months ended February 28, 2003 from 50% in 2002 principally as a result of product mix. Margins of the Food Safety and Animal Safety segments increased in the quarter and nine-month periods as a result of the same factors.

Sales and marketing expenses in the February 2003 quarter increased $514,000 or 24% from the February 2002 quarter and $1,468,000 or 22% for the nine-month period. As a percentage of sales, sales and marketing expenses rose from 22% to 24% in the quarter and from 22% to 23% for the nine-month period. The Company's continued investment in sales and marketing has supported overall sales increases and sales of higher margin products in a difficult economic environment. On a segment basis, sales expenses as a percent of sales were generally comparable to the prior year.

General and administrative expenses increased $120,000 or 13% in the February 2003 quarter as compared to the February 2002 quarter, and $35,000 or 1% for the nine-month period. As a percentage of revenue these expenses decreased from 10% to 9% in both the quarter and the nine-month periods. General and administrative expenses by division were consistent with the prior year. Control of general and administrative expense at the 9% to 10% of revenue level has been an objective of management over the past several quarters.

Research and development expenses increased $183,000 or 42% in the February 2003 quarter as compared to the February 2002 quarter, and $627,000 or 42% in the nine-month period. As a percentage of revenues, research and development expenses increased to 5.6% and 6.2% for the fiscal 2003-quarter and nine-month period, respectively. The increase is the result of several new research and development projects in each business segment. Management continues to maintain a goal of research and development spending in the range of 5% to 7% of total revenues and approximately 10% of revenues of products that are the result of research efforts.

The provision for federal and state income taxes at 32.7% of income before income tax in the February 2003 quarter was substantially unchanged from the February 2002 quarter. For the nine-month period, the tax provision decreased to 34.5% from 35.6% in the same period of the prior year. The provision was favorably affected by the recognition of higher levels of foreign and research and development tax credits.

Other income was substantially unchanged in the February 2003 quarter and the nine-month period as compared with the same periods in the prior year.

Financial Condition and Liquidity

At February 28, 2003, the Company had $8,279,000 in cash and marketable securities, working capital of $21,790,000 and stockholders' equity of $39,254,000. In addition, the Company has unused bank lines totaling $10,000,000. Cash and marketable securities increased in the nine months ended February 28, 2003, with cash generated by operations of $3,872,000.

Accounts receivable were $800,000 higher at February 28, 2003 than May 31, 2002 due primarily to increases in sales during the period. Inventories increased $84,000 at February 28, 2003 compared to May 31, 2002. This increase, that was less than the rate at which the Company's sales are increasing, resulted from continued strong management of this asset. The increase in current liabilities results from timing of payments.

At February 28, 2003, the Company had no material commitments for capital expenditures. The estimated cost to complete the new manufacturing facility for Food Safety under renovation in Lansing, Michigan is $300,000. Inflation and changing prices are not expected to have a material effect on the Company's operations.

Management believes that the Company's existing cash and marketable securities at February 28, 2003, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company's cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company's mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company's future capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has no significant borrowings. Interest rate risk is managed by investing in high- quality issues with short-term maturities with active markets. The Company manages default risks by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.

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

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in no legal proceedings that in the opinion of management will have a material effect on its results of operations or financial position.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit Index

  Exhibit 99.1 - Certification by James L. Herbert pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 - Certification by Richard R. Current pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K Filed in Quarterly Period Ended February 28, 2003.

  The Company filed the following reports on Form 8-K during the quarterly period ended February 28, 2003:

    January 7, 2003 - The Company announced its financial results for the second quarter.
    January 23, 2003 - The Company announced that it terminated the Company's engagement of Deloitte & Touche LLP and engaged Ernst & Young LLP as its independent auditors.
    February 4, 2003 - The Company filed an amended 8K including Deloitte & Touche, LLP's response letter issued regarding the change in independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION

(Registrant)

Dated: April 14, 2003

By: /s/ James L. Herbert

James L. Herbert

President & Chief Executive Officer

Dated: April 14, 2003

By: /s/ Richard R. Current

Richard R. Current

Vice President & Chief Financial Officer

CEO CERTIFICATION

I, James L. Herbert, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Neogen Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: April 14, 2003

  /S/ James L. Herbert
  James L. Herbert
  President &
  Chief Executive Officer
  Neogen Corporation

  CFO CERTIFICATION

  I, Richard R. Current, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Neogen Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: April 14, 2003

    /S/ Richard R. Current
    Richard R. Current
    Vice President &
    Chief Financial Officer
    Neogen Corporation