Form 10-K
period 2003-05-31
NEOGEN CORP
filed 2003-08-29
CIK 711377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                 To                 .

COMMISSION FILE NUMBER 0-17988

NEOGEN CORPORATION

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2367843
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

620 Lesher Place

Lansing, Michigan 48912

(Address of principal executive offices including zip code)

517-372-9200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.16 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Based on the closing sale price on May 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89,508,635. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 6,215,342 on July 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 2, 2003 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management’s expectations regarding new product introductions; the adequacy of the Company’s sources for certain components, raw materials and finished products; and the Company’s ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “- Future Operating Results.”

In addition, any forward-looking statements represent management’s views only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While management may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its views change.

PART I

ITEM 1. BUSINESS

Neogen Corporation and subsidiary (Neogen or the Company) develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed to food producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay products that rely on the Company’s proprietary antibodies to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes gene-probes and bioluminescence-based diagnostic technologies.

Neogen’s animal safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, vaccines, veterinary instruments, topicals and diagnostic products for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Tampa, Fla., produces immunostimulant products for horses and dogs, and its unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

Management’s vision is for Neogen to become a world leader in development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While the elements of the strategy are stated in order of importance over the long term, management understands and believes that strategic acquisitions will provide the best opportunity for more rapid growth in the short term. For that reason, an active acquisition program is maintained and financial and other resources are retained to capitalize on opportunities as they arise.

Neogen Corporation was formed as a Michigan corporation in June 1981 and actual operations began in 1982. The Company’s principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595 and its telephone number is (517) 372-9200.

Neogen’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via our Internet website (www.neogen.com) as soon as reasonably practicable after such information is filed with, or furnished to, the United States Securities and Exchange Commission.

Trademarks and registered trademarks Neogen markets its products under include: Corporate: Neogen®, Neogen flask®; Food Safety: Acumedia® and logo®, Agri-Scan®, Agri-Screen®, Agri-Screen Ticket®, Alert®, EnviroCaster®, Gene-Trak®, ISO-GRID™, Reveal®, Revive®, Veratox®; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, Dr. Frank’s®, ElectroJac®, ELISA Technologies®, EqStim®, EquiMax™, Gnat-Away™, GNatural™, Gold Nugget® and logo®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, Iso-Prine™, K-Blue®, K-Gold®, MegaShot™, Mini-Shot®, MycAseptic®, NeedleGard®, Paddock & Pasture®, PanaKare™, Poridon®, Pro-Pistol™, Pyril-Pam®, RenaKare™, Shine N’ Glo™, Spec-Tuss™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™, Triple Heat™, Tri-Soxsuprine™, UriKare™, Vita-15™.

PRODUCTS

Neogen operates in two primary business areas: products for the detection of pathogens, natural toxins and other unwanted substances in food products, the Food Safety segment, and products dedicated to animal health, the Animal Safety segment. See Note 10 to Consolidated Financial Statements for financial information about the Company’s business segments and international operations.

FOOD SAFETY SEGMENT

The products of Neogen’s food safety segment consist primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed to food producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns.

Most of the Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies, the most sensitive and specific available, sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s test kits are available in microwell formats, which allow for the rapid processing of a large number of samples and automated procedures, and lateral flow devices that provide distinct visual results. Each test kit uses antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests, similar in technology to home pregnancy tests, make them accessible to all levels of food producers, processors and handlers with minimal equipment and training.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small hometown grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies. Every year since 1994, the USDA’s Federal Grain Inspection Service has awarded the Company a contract for the exclusive use of its quantitative test for aflatoxin (a toxic mold by-product) in grain commodities. Similarly, the USDA’s Food Safety Inspection Service has renewed its contract every year since 1994 to use the Company’s rapid test for E. coli O157:H7 to assist in screening the nation’s beef supply for the deadly bacterium.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s Reveal® and Alert® tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox® and Agri-Screen® tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s market-best Veratox® and Alert® testing products for food allergens to protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, egg and almond residues.

Neogen developed the first rapid immunoassay test kits to detect ruminant by-products in animal feed ingredients and finished feed. The Agri-Screen® tests were designed to help prevent ruminants (cattle, sheep and goats) from being fed rendered materials containing ruminant by-products in an effort to prevent the spread of BSE (a.k.a., “mad cow” disease) from animal to animal. The Company’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; chloramphenicol, a banned antibiotic in most of the world, but still used by some shrimp farmers to improve the yield of their product; and sulfites, an effective but potentially allergenic shrimp preservative.

Neogen also offers other test methods and products to complement its immunoassay tests. The Company’s line of Gene-Trak® assays utilize DNA probe hybridization technology to create exceptionally sensitive and specific tests to detect foodborne bacteria. Instead of using antibodies as in an immunoassay to “capture” a target pathogen that may be present in a sample, the Gene-Trak technology uses a portion of the target pathogen’s unique ribosomal RNA (rRNA) sequence to bind to complementary rRNA strands of the pathogen in a sample. The result is a test with the ease and speed of a rapid test method, but the specificity of a time-consuming conventional laboratory method (specificity is a test’s ability to distinguish between a target pathogen, and a closely-related but innocuous bacterium).

Neogen’s Acumedia® subsidiary offers dehydrated culture media for varied purposes, including traditional bacterial testing, and growing beneficial bacteria, such as cultures for sausages and beer. The Company’s customers for dehydrated culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Neogen markets rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells, uses bioluminescence to quickly (in less than 10 seconds) determine if a food contact surface has been sanitized completely prior to reuse. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. The more light, the more present ATP and the greater the need for more thorough sanitation. The Company’s wide-ranging customer base for its ATP sanitation testing products in the United States includes food and beverage processors and the foodservice industry.

Revenues from Neogen’s Food Safety Division accounted for 54.8%, 49.2%, and 47.9% of the Company’s total revenues for fiscal years ended May 31, 2003, 2002 and 2001, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s animal safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, vaccines, veterinary instruments, topicals and diagnostic products to the worldwide animal safety market.

Neogen’s AmVet® product line provides innovative, value-added, high quality products to the veterinary market. Top AmVet products include PanaKare™, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; and RenaKare™, a supplement for potassium deficiency in cats and dogs. The Company’s Triple Crown™ line has been synonymous with quality equine veterinary care since 1971. Products sold under the Triple Crown brand include Vita-15™ and Liver 7, which are used in the treatment and prevention of nutritional deficiencies in horses.

Neogen’s in-house equine protozoal myeloencephalitis (EPM) testing service offers veterinarians accurate, timely results for early diagnosis of the disease that can devastate a horse’s central nervous system. In addition, the Company’s BotVax® B vaccine has successfully protected hundreds of thousands of horses and foals against type B botulism, commonly known as Shaker Foal Syndrome. The Company’s product is the only USDA-approved vaccine for the prevention of Type B botulism in horses.

Years of research and many thousands of doses have proven Neogen’s EqStim® immunostimulant to be safe and effective as a veterinarian-administered adjunct to conventional treatment of equine bacterial and viral respiratory infections. The Company’s ImmunoRegulin® product uses similar immunostimulant technology to aid in the treatment of pyoderma (a bacterial skin inflammation) in dogs.

Through its wholly-owned subsidiary Ideal Instruments, Inc., Neogen markets a complete line of veterinary instruments and animal health delivery systems. Ideal offers approximately 250 different products, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s new D3 Needles™ are three times stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

Animal safety products offered by Neogen to the retail over-the-counter market include many of the Ideal brand veterinary instruments and products sold under the Squire® and Gold Nugget® brands. Squire products include Stress-Dex®, the No. 1 oral electrolyte for performance horses for more than 30 years, and Fura-Zone, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Gold Nugget OTC products include GNatural™ Spray, to protect horses from biting insects, and Poridon®, a pour-on insecticide for horses.

Neogen’s line of 80 drug detection immunoassay test kits are sold worldwide for the detection of approximately 200 abused and therapeutic drugs in racing animals, such as horses, greyhounds and camels, as well as for testing fair animals and drug residues in meat and meat products. The test kits are also used for human forensic toxicology drug screening applications. This line includes tests for narcotics, analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics.

Neogen also has several products used by researchers for the detection of biologically-active substances. These products include tests for cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Marketed under the trademarks of K-Blue and K-Gold, Neogen offers certain test kit components it uses in its own testing products to other diagnostic test kit manufacturers.

Revenues from Neogen’s Animal Safety Division accounted for 45.2%, 50.8%, and 52.1% of the Company’s total revenues for fiscal years ended May 31, 2003, 2002 and 2001 respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2003, the Company had more than 5,000 customers for its products. Since many of these customers are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably larger. A total of 93 employees are assigned to sales and marketing functions within the Company. No single distributor or customer accounted for 10% or more of the Company’s revenues in any of the past three years.

FOOD SAFETY SALES AND MARKETING

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles many technical support issues that arise with customers.

Neogen’s food safety markets are comprised of: feed and agriculture, including grain elevators, feed mills, pet food manufacturers, grain inspection companies and the USDA’s Grain Inspection, Packers and Stockyards Administration (GIPSA); meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products, and the USDA’s Food Safety Inspection Service (FSIS); milling and grocery, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; and Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

ANIMAL SAFETY SALES AND MARKETING

Neogen markets pharmaceuticals, vaccines, supplements, topicals, veterinary instruments and diagnostic products to the professional veterinary market. Neogen’s sales force services equine veterinarians directly and supports the efforts of a network of domestic and international distributors who service the companion (horses, dogs and cats) and food animal markets. Neogen supports its distribution channels through training, field support, promotions and technical service.

To reach the vast over-the-counter marketplace with its animal health products, Neogen works with a network of professional distributors and retailers to supply animal owners with premium-quality, yet affordable products. This network includes traditional two-step distributors, retailers and catalogers. The Company’s retail presence for certain of its veterinary care products now includes approximately 430 stores in the United States-based Tractor Supply Company (TSC) farm supply retail chain, 30 Canadian TSC locations, and the 116-store Orschlen’s retail chain with locations throughout the Midwestern United States.

Neogen uses its own sales representatives to market its tests for the detection of abused and therapeutic drugs in racing and food animals to laboratories and through distributors worldwide. Similarly, the Company’s own sales staff markets its Life Sciences testing products and diagnostic testing components to independent researchers and diagnostic test kit manufacturers.

INTERNATIONAL SALES AND MARKETING

Internationally, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of more than 100 distributors in 65 countries. The distributors provide local training and technical support, perform market research, and promote Company products around the world.

Neogen’s March 2003 acquisition of Adgen Ltd., a private company based in Ayr, Scotland, provides the Company better access to the European Union, and allows it to better serve its network of customers and distributors throughout the EU. Prior to the acquisition, Adgen had been a major distributor of Neogen products in Europe, as well as a producer and marketer of its own agricultural diagnostic testing products. Adding Adgen’s experienced research and development team will be a strong asset to Neogen as it works toward developing the next generation of food safety diagnostic testing products, especially products tailored to meet certain unique requirements of the European market.

In 2002, Neogen opened an office in Shanghai, China, to better serve the expanding food safety market, as well as more closely manage its Chinese animal safety manufacturing. The principal purpose of the Chinese personnel will be to manage the local distributors who have been appointed by the Company to introduce the Company’s products in the Chinese market.

Revenues from Neogen’s international sales have accounted for 21%, 23%, and 21% of the Company’s total revenues for fiscal years ended May 31, 2003, 2002 and 2001, respectively.

Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions of product delivery, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. The level of foreign activities does not currently require hedging to reduce the effect of currency fluctuations.

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 28 individuals, in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $2.9 million, $2.3 million and $1.8 million, representing 6%, 5% and 5%, of total revenues in fiscal 2003, 2002 and 2001, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 5% to 6% of total revenues.

Neogen has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharmacologics markets, as well as engineering projects for new and improved veterinary instruments. Management expects that these products will be available for marketing in fiscal years 2004 to 2006.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. For fiscal 2003, 2002 and 2001, royalty expense under these agreements amounted to $1,523,822, $1,215,000 and $987,000, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Patents and trademarks are applied for whenever appropriate. Since its inception, Neogen has acquired and received more than 50 patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 20 years.

Management believes that Neogen has adequate protection as to proprietary rights for its products. However, it is aware that substantial research has taken place at universities, governmental agencies and other companies throughout the world and that numerous patent applications have been filed and that numerous patents have been issued. To the extent some of the Company’s products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, licenses to use such technologies may need to be obtained in order to continue to sell the products. These licenses may not be available on commercially reasonable terms. Failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. In addition, patent litigation is not uncommon. Accordingly, there can be no assurance that the Company’s existing patents will be sufficient to completely protect its proprietary rights.

Neogen uses trade secrets as proprietary protection in numerous of its food and animal safety products. In many cases, the Company has developed unique antibodies capable of detecting microorganisms and residues at minute levels. The supply of these antibodies, and the proprietary techniques utilized for their development, may offer better protection than the filing of patents. Such proprietary reagents are maintained in secure facilities and stored in more than one location to reduce exposure to complete destruction by natural disaster or other means.

One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim and ImmunoRegulin. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. In China nine of the Company’s immunoassay based test kits are listed in the GB, or National Standard. Listings of these products are expected to give enhanced sales potential into Government and other laboratories in China.

Neogen utilizes third party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the Association of Official Analytical Chemists, independently administered third-party, multi-laboratory collaborative studies and approvals by the U.S. Federal Grain Inspection Service and the U.S. Food Safety Inspection Service for the use of Company products in their operations.

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Schiller Park, Illinois; Baltimore, Maryland; Tampa, Florida; and Ayr, Scotland. There are currently approximately 106 full-time employees assigned to manufacturing in these six locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

Manufacturing diagnostic tests for natural toxins, pathogens, food allergen and pesticides takes place in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for the Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Other reagents are similarly prepared by the chemistry group. Final kit assembly, quality assurance and shipping are completed in a nearby dedicated manufacturing facility.

Manufacture of pharmacological diagnostic test kits, test kits for drug residues and of animal health products takes place in Lexington, Kentucky. In general, manufacturing operations including blending preparation of other reagents, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products are toll manufactured by third party vendors.

Neogen’s Schiller Park, Illinois, facility distributes veterinary instruments that are purchased as finished parts and require no additional procedures prior to sale and other instruments assembled in the facility from parts produced by local or international suppliers.

The Baltimore, Maryland, facility is a FDA-approved manufacturing plant devoted to the production of dehydrated culture media products. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from the Baltimore facility.

The Tampa, Florida, facility is an USDA-approved manufacturing plant devoted to the production of the biologic products EqStim® and ImmunoRegulin®. P.acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. The Company’s BoxVax B vaccine is also produced in the Tampa facility, utilizing Type B botulism seed cultures and a traditional fermentation process. All completed product is then shipped to Neogen’s Lexington facilities for inventory and distribution to customers.

Neogen purchases component parts and raw materials from more than 200 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for all of its components and raw materials.

Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, Neogen’s backlog of unshipped orders at any given time is not significant.

COMPETITION

Although competitors vary in individual markets, management knows of no competitor that is pursuing the Neogen’s fundamental strategy of developing a full line of products, ranging from disposable tests and dehydrated culture media to veterinary pharmaceuticals and veterinary instruments for a large number of food safety and animal safety concerns. For each of its individual products, the Company faces intense competition from companies ranging from small businesses to divisions of large international companies. Some of these organizations have substantially greater financial resources than the Company. The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company’s product line, the effectiveness of its sales and customer service organizations and pricing are also components in management’s competitive plan. Management is not aware of any factors within its product lines that place the Company in a negative competitive position relative to its competitors.

Future competition may become even more intense, including the development of changing technologies, which could affect the marketability of the Neogen’s products. The Company’s competitive position also will depend on management’s ability to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans and obtain patent protection and adequate capital resources.

FOOD SAFETY

Neogen’s Food Safety Division has strong distribution of its products using Company employees domestically and from an active and aggressive distributor group outside of North America. With one of the largest professional sales organizations in the industry, management believes that it maintains a general competitive advantage as sales personnel are in a position to be with customers and prospects more frequently than those of its competitors. Additionally, as an agriculturally based company, Neogen has what is believed to be a unique insight into the food industry as opposed to its clinically based competition.

Competition for pathogen detection products includes traditional methods and antibody and genetic based platforms. Neogen’s product offerings compete across the entire spectrum of methods. Competition for natural toxins and allergen detection products include instrumentation and antibody based tests. Generally, the Company’s products fall within the non-instrument category. While for these and other food safety products the Company’s offerings will not always compete on all platforms in all markets, the products that are offered provide tests that can be well utilized by most customers to meet their testing needs.

Besides its strong product offerings and its superior distribution, the Company focuses its competitive advantage in the areas of customer service and speed and ease of use of its products. Additionally, by aggressively maintaining itself as a low cost producer, Neogen assures that it can be competitive with new market entrants that may choose a low pricing strategy in an attempt to gain market share.

ANIMAL SAFETY

Neogen’s Animal Safety Division faces no one competitor across the products and markets it serves. In the racing industry market, the Company holds the position of dominant market share, facing only one other significant company in the marketplace. In the Life Sciences market, the Company competes against a few other diagnostic and reagent companies but none with the same breadth of product offering.

In the veterinary market, Neogen markets BotVax B, the only USDA approved vaccine for the prevention of botulism Type B in horses. The Company competes on other key products through differentiated product performance and superior customer and technical support. With some of its products, the Company provides a generic drug solution as a lower cost alternative and offers a private label option for its distributors.

Neogen competes in the retail market by providing solutions to common retail problems – stock outs, wasted floor space, and inconsistent brand identity. The Company offers plan-o-grams and reordering systems to maximize turns and profitability for its customers.

GOVERNMENT REGULATION

A significant portion of the Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues and/or costs or production and distribution.

Neogen’s development and manufacturing processes involve the use of certain hazardous material, chemicals and compounds. Management believes that the Company’s safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations. The Company’s cost to comply with these regulations is not significant and the Company has no reason to believe that any such future legislation or rules would be materially adverse to its business.

EMPLOYEES

Currently, the Company employs approximately 280 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

ITEM 2. PROPERTIES

Neogen owns six separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located nearby at 703 and 720 Shiawassee, total 25,000 square feet and are to be used for manufacture of food safety products. Remaining buildings in Lansing, with a total of 2,500 square feet, are held out for rental pending future expansion.

Animal safety sales and marketing and research are located in 23,000 square feet of leased space in a three-story building at 628 Winchester in Lexington, Kentucky. The lease agreement on this property, which expires December 31, 2003, provides for monthly lease payments of $9,500. Upon expiration of the lease, management believes that a move to a larger facility in the general vicinity of the current facility will be necessary. It is expected that the square foot cost for a different facility will be higher. At the current time no estimate of additional costs that may be incurred related to these facility changes is available. No significant disruption of operations is expected in a move from the current facility.

Animal Safety manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease through December 31, 2007 currently requiring monthly payments of $6,059.

Dehydrated culture media manufacturing takes place in a FDA licensed facility. The operations are located in 14,400 square feet of leased space at 9601 Pulaski Park Drive, Baltimore, Maryland. The lease, which expires January 15, 2004, provides for monthly payments of $6,784. Upon expiration of the lease on this facility, management believes it can renegotiate a lease on the current facility or relocate to a comparable facility with materially similar lease terms. No significant disruption of operations would be expected in the event of a move to an alternate facility.

Veterinary instrument manufacturing operations are housed in a 34,000 square foot building located at 9355 West Byron Street in Schiller Park, Illinois. The lease agreement, which expires December 31, 2003, provides for monthly lease payments of $12,550. Upon expiration of the lease on this facility, management believes it can renegotiate a lease on the current facility or relocate to a comparable facility with materially similar lease terms. No significant disruption of operations would be expected in the event of a move to an alternate facility.

The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of three animal safety products takes place. This USDA-approved facility is subject to a non-cancelable lease through September 2004. The current rental rate is $5,237 monthly.

Adgen Ltd. operations take place in 12,948 square feet in the Cunningham Building at Auchincruive Ayrshire Scotland (on the campus of The Scottish Agricultural College at Ayr). The lease agreement on this property expires May 31, 2018, however, Adgen may terminate the lease after 5 years or 10 years from inception with a payment of 6 months or 3 months rent, respectively. The current rental rate is £34,650 annually increasing to £63,000 in year five (all plus value added tax).

These properties are in good condition, well maintained, and generally suitable and adequate to carry on the Company’s business.

ITEM 3. LEGAL PROCEEDINGS

Neogen is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Neogen Common Stock is traded on the NASDAQ National Market under the symbol “NEOG”. The following table sets for, the fiscal periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended May 31, 2003
First Quarter	$15.38	$10.99
Second Quarter	14.50	11.15
Third Quarter	15.52	12.25
Fourth Quarter	16.92	11.50
Fiscal Year Ended May 31, 2002
First Quarter	$18.65	$11.76
Second Quarter	25.21	10.05
Third Quarter	21.50	12.85
Fourth Quarter	17.63	13.78

As of July 31, 2003, there were approximately 500 stockholders of record of Common Stock that management believes represents a total of approximately 6,000 beneficial holders. Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following tables sets forth selected consolidated financial data of Neogen for each of the five years ended May 31, 2003. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	1999	2000	2001	2002	2003
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$10,069	$11,634	$16,717	$20,213	$25,496
Animal Safety Sales	12,110	11,878	18,178	20,884	20,992

Total Sales	22,179	23,512	34,895	41,097	46,488
Cost of Sales	9,477	10,860	17,157	20,196	21,763
Sales and Marketing	5,311	6,102	7,596	8,971	10,880
General and Administrative	3,207	2,587	4,039	4,178	4,146
Research and Development	1,640	1,600	1,838	2,252	2,914

Operating Income	2,544	2,363	4,265	5,500	6,785
Other Income
Litigation Settlement	—	1,100	—	—	—
Interest and Other	104	821	605	460	488

Income Before Tax	2,648	4,284	4,870	5,960	7,273
Provision for Income Taxes	393	1,210	1,700	2,015	2,486
Net Income	$2,255	$3,074	$3,170	$3,945	$4,787

Net Income per Share (basic)	$0.37	$0.52	$0.55	$0.66	$0.78
Net Income per Share (diluted)	$0.37	$0.52	$0.54	$0.62	$0.75
Common Shares Outstanding (diluted)	6,141	5,922	5,916	6,378	6,388

	May 31
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash and Marketable Securities	$10,667	$10,670	$7,182	$6,353	$8,897
Working Capital	17,355	18,265	18,244	19,285	22,208
Total Assets	26,108	29,529	33,022	40,270	48,036
Long-Term Debt	126	77	28	—	—
Stockholders’ Equity	23,786	25,804	29,337	35,546	41,402

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains both historical financial information and forward-looking statements. Neogen Corporation management does not provide forecasts of future financial performance. While management is optimistic about the Company’s long-term prospects, historical financial information may not be indicative of future financial results.

The words “anticipate”, “believe”, “potential”, “expect” and similar expressions used herein are intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties. Various factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government deregulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission may cause actual results to differ materially from those contained in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies reflect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is generally at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Allowance for Doubtful Accounts

Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventory

Obsolete inventory is written off as it is identified. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Valuation of Long-lived and Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. In the event of changes in circumstances which indicate the carrying value of these assets may not be recoverable, this assessment may take place at any time. Factors that could cause an impairment review to take place would include:

—Significant underperformance relative to expected historical or projected future operating results.

—Significant changes in the use of acquired assets or strategy of the Company.

—Significant negative industry or economic trends.

When management determines that the carrying value of intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value is compared to a value determined based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model. Any impairment identified in this computation is given current recognition in any unissued financial statements.

RESULTS OF OPERATIONS

REVENUES

	2003	Increase	2002	Increase	2001
	(dollars in thousands)
Net Sales: Food Safety Products	$25,496	26%	$20,213	21%	$16,717
Animal Safety Products	20,992	1%	20,884	15%	18,178

Total Net Sales	$46,488	13%	$41,097	18%	$34,895

The Food Safety segment consists of the food safety division of Neogen Corporation (Neogen Lansing), Acumedia Manufacturers Inc. and Adgen Ltd. In the year ended May 31, 2003, Food Safety sales increased 26%. Each of the Neogen Lansing product groups contributed to the increase, with a 17% increase coming from sales of tests to detect pathogens and general sanitation testing products, a 36% increase coming from sales of products to detect natural toxins and a 41% increase in sales of allergen detection products. An outbreak of aflatoxin in the midwest in 2002 contributed to the sharp increase in sales of natural toxin detection products. Growth in sales of detection products for several other natural toxins was strong as awareness of the need to test for these toxins has increased. Continued market growth aided in the growth of sales of pathogen test products during the year. Although growth of general sanitation products has slowed, management still believes that ultimately this market has large potential. The Company is experiencing competition in several of its pathogen markets but nonetheless has continued to maintain its market share. The growth in allergen detection products is fueled by public and producer recognition of this food safety problem. Sales of products from, the Company’s dehydrated culture media manufacturing subsidiary increased 15% due to continued market penetration into Food Safety markets and the addition of other traditional markets. The Company acquired Adgen, Ltd. as of February 28, 2003. Additional 2003 sales as a result of this acquisition were approximately $200,000.

The 21% increase in Food Safety product sales during 2002 was paced by increases in the Milling and Grocery, Feed and Agriculture, and Laboratory marketing segments of 38%, 26% and 50%, respectively. Revenues from products used for the detection of microbial organisms in food and for tests of general cleanliness increased 40% from the 2001 year with the introduction of new products from the Gene-Trak and QA Life Sciences acquisitions and from continued market penetration. Products for the detection of allergenic substances showed a revenue increase of 59% as the Company continues to benefit from its leadership in this market and the high level of customer acceptance of the products. Revenues from businesses acquired during the 2002 year (QA Life Sciences and Gene-Trak) were $2,100,000.

The Animal Safety segment consists of the Animal Safety division of Neogen Corporation (Neogen Lexington) and Ideal Instruments. Overall sales for the Animal Safety segment in 2003 were approximately the same level as in the prior year. Sales of Neogen Lexington products increased by 5% and sales of Ideal products decreased by 10%. Double digit sales percentage increases were experienced in all Neogen Lexington product lines except for Triple Crown, which decreased by 14%. Competition in certain of the products that comprise the Triple Crown line increased dramatically during the year. While the management has taken initiatives that it believes may help in reversing the Triple Crown sales trends, there is no assurance that these changes will achieve the goals. Sales of Ideal products decreased 20% for over-the-counter instruments. This decrease resulted primarily from the prior year being inclusive of a large initial stocking order for Tractor Supply Company’s 413 United States stores and another initial stocking order for Ideal’s detectable D3 needles for the swine industry.

The Animal Safety segment sales increased 15% in 2002. The Triple Crown product line sales increased 34% during the year, with sales of the animal wound care products showing an increase of 41%. The Company’s new stronger and detectable needle and the new relationship with Tractor Supply Company contributed significantly to a 70% increase in sales of veterinary instruments. These increases were offset by a 50% decrease in sales of industrial needles and other OEM products. General economic conditions are believed to be the principal cause of this decline in revenue.

COST OF GOODS SOLD

	2003	Increase	2002	Increase	2001
	(dollars in thousands)
Cost of Goods Sold	$21,763	8%	$20,196	18%	$17,157

Cost of goods sold increased 8% in 2003, compared to a 13% increase in revenues, and increased 18% in 2002, compared to an 18% increase in revenues. Expressed as a percentage of revenues, cost of goods sold was 47% in 2003 and 49% in 2002 and 2001.

Food safety gross margins were 60%, 59% and 57% in 2003, 2002 and 2001, respectively. Change in margins between the periods related to effective cost controls and changes in product mix as more manufactured test kits with higher margins were sold in 2003 than lower margin products that are purchased from outside suppliers for resale. Additionally, margins for food safety products have continued to benefit from the ability to spread fixed overhead cost over a higher sales volume.

Animal safety gross margins were 45%, 43% and 45% in 2003, 2002 and 2001, respectively. Margin increases in this division came as the result of product mix changes and more effective purchasing of raw material and purchased finished products. The decrease in gross margins in 2002 resulted principally from changes in product mix as sales increases came proportionally from products with lower gross margins.

OPERATING EXPENSES

	2003	Increase (Decrease)	2002	Increase	2001
	(dollars in thousands)
Operating Expenses:
Sales and Marketing	$10,880	21%	$8,971	18%	$7,596
General and Administrative	4,146	(1%)	4,178	3%	4,039
Research and Development	2,914	29%	2,252	23%	1,838

Many sales and marketing expense categories increased in 2003 and 2002 including salaries, fringes, royalties, commissions, trade shows and travel. The increases in 2003 and 2002 compared to 2001 are reflective of the continued expansion of and investment in sales activities and support for the Company’s distribution channels both domestically and internationally. As a percentage of sales, sales and marketing expense increased to 23% of revenues. Management plans to continue to expand the Company’s sales and marketing efforts in the future, but does not expect related expenses to increase materially as a percentage of sales.

The slight decrease in general and administrative expense in 2003 was the result of management efforts to control costs in this area. As a percentage of revenues, general and administrative expense decreased to 9% from 10% in 2002. These expenses tend to be much more fixed in nature than many other Company expenses.

Management believes that research and development is critical to the Company’s future and expects to continue to incur expenses at approximately the current percentage of revenue. Certain of the Company’s product lines such as those of AmVet, Triple Crown and Squire require relatively less research and development expenditures. Management expects that research and development expenditures as a percentage of revenues of other products such as food safety test kits, drug detection and certain veterinary instruments and needles, will be between 8% and 10% annually.

During fiscal 2003, the Company’s operating income increased by $1,285,000 to 15% of revenues following an increase of $1,235,000 to 13% of revenues in 2002. These increases came principally from increases in gross margins in addition to lesser increases in operating expenses.

OTHER INCOME

	2003	Increase	2002	(Decrease)	2001
	(dollars in thousands)
Other Income—Interest and Other	$488	6%	$460	(24%)	$605

Other income increased in 2003 principally from the effect of additional royalty income from related limited partnerships as the result of additional sales of natural toxin products. These royalties expire in fiscal 2004. At that time the revenue will cease, but likewise the amounts presently paid the partnerships and recorded as sales and marketing expense will also cease. The interest income component of other income decreased in 2003 and 2002 as a result of the decrease in interest rates during the periods.

FEDERAL AND STATE INCOME TAXES

	2003	Increase	2002	Increase	2001
	(dollars in thousands)
Federal and State Income Taxes	$2,486	23%	$2,015	19%	$1,700

Federal and state income taxes increased in each of the years from greater levels of income before income taxes. The combined effective tax rate decreased from 35% in 2001 to 34% in 2002 and 2003 and is expected to continue at this general level in the future.

NET INCOME AND

NET INCOME PER SHARE

	2003	Increase	2002	Increase	2001
	(dollars in thousands—except per share data)
Net Income	$4,787	21%	$3,945	24%	$3,170
Net Income Per Share—Basic	$0.78		$0.66		$0.55
Net Income Per Share—Diluted	$0.75		$0.62		$0.54

FUTURE OPERATING RESULTS

Neogen Corporation’s future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below as well as those discussed elsewhere in this report. Management’s ability to grow the business in the future depends upon its ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities;

•	expanding the Company’s markets by fostering increased use of Company products by customers;

•	strengthening sales and marketing activities in geographies outside of the U.S.;

•	developing and implementing new technology development strategies; and

•	identifying and completing acquisitions that enhance existing businesses or create new business areas.

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2003, the Company had $8,897,000 in cash and marketable securities, working capital of $22,208,000 and stockholders’ equity of $41,402,000. In addition bank lines of $10,000,000 were available to, if necessary, support ongoing operations or acquisitions.

Cash and marketable securities increased $2,544,000 during 2003. Cash provided from operations of $6,701,000 was offset by the acquisition of Adgen Ltd. for $1,850,000, and $2,461,000 for the purchases of property, equipment and other noncurrent assets.

Accounts receivable increased $1,037,000 or 16% when compared to May 31, 2002. This resulted from increased sales during the year along with an increase in days sales outstanding from 51 days at May 31, 2002 to 56 days at May 31, 2003. The increase in days outstanding related to the timing of payments from certain customers and is not expected to continue into 2004.

Inventory levels increased 13% ($1,157,000) in 2003 as compared to 2002 as a result of increased sales to customers of 13%. The Company maintains sufficient levels of inventory to assure that customer demands can be met on a timely basis.

Purchases of long-lived assets totaled $2,461,000 and resulted from normal purchases during the year together with $600,000 paid to renovate a new manufacturing facility in a building purchased in the prior year adjacent to the Company’s current Lansing facilities. Upon completion the total investment in this facility is expected to be approximately $1,300,000.

Net goodwill and non-amortizable intangible assets increased by $2,036,000 in 2003 primarily as a result of the goodwill acquired in the acquisition of Adgen Ltd as of February 28, 2003.

Other than a term loan, which was paid in May 2002, the Company had no borrowed funds during 2003 or 2002. At May 31, 2003, the Company had no material commitments for capital expenditures. Inflation and changing prices have not had and are not expected to have a material effect on the Company’s operations.

Neogen has been profitable from operations for its last 41 quarters and has generated positive cash flow from operations during the period. Management believes, however, that the Company’s cash and marketable securities may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Neogen is subject to market risk exposures of varying correlations and volatilities with regard to interest rate and foreign exchange rate risks.

Neogen’s exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has not had significant borrowings. Interest rate risk is managed by investing in high-quality issuers and seeking to avoid principal loss of invested funds by limiting default risk and market risk. Default risk is managed by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Because Neogen markets and sells its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the function currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term. Accordingly, the Company does not hedge its net investment or engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Independent Public Accountants

On January 16, 2003, Neogen dismissed Deloitte & Touche, LLP (D&T) as its independent auditor. The Audit Committee of the Company’s Board of Directors recommended the change of auditors and the change was approved by the Company’s Board of Directors.

The reports of D&T on Neogen’s financial statements for the fiscal years ended May 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years, and subsequent interim periods through January 16, 2003, there were no disagreements with D&T on any matter of accounting principles or practice financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T, would have caused it to make reference to such disagreements in its reports, nor were there any reportable events as defined in Regulation S-K Item 304(a)(1)(v).

Following review of proposals from several accounting firms, effective January 16, 2003 Neogen engaged Ernst & Young LLP (E&Y) as its independent auditor. During the Company’s two most recent fiscal years and subsequent interim periods before engaging E&Y, the Company did not consult E&Y regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a disagreement, or of a reportable event as defined in Regulation S-K Item 304(a)(1)(v).

There were no disagreements or reportable events with E&Y following its appointment.

ITEM 9.A. CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of Neogen’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officers. Based on that evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Neogen’s directors and executive officers required by this Item is incorporated by reference to the Company’s Proxy Statement to be filed within 120 days of May 31, 2003.

OFFICERS AND OTHER KEY INDIVIDUALS OF THE REGISTRANT

The officers of Neogen are elected by and serve at the discretion of the Board of Directors. The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets several times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company. The names and occupations of the Company’s officers and other key individuals are set forth below.

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	Vice President, Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President	1995
Richard R. Current	Vice President, Chief Financial Officer	1999
James L. Herbert	President, Chief Executive Officer, Director	1982
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Anthony E. Maltese	Vice President, Corporate Development	1999
Terri A. Morrical	Vice President	1992
Mark A. Mozola	Vice President, Research & Development	2001
Jack C. Parnell	Chairman, Director	1993
Thomas H. Reed	Secretary, Director	1995
Paul S. Satoh, Ph.D.	Vice President, Basic and Exploratory Research	1998

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 50, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. He is responsible for all Company operations except research, finance, and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and a member of the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 43, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 59, joined the Company in November 1999 as Vice President and Chief Financial Officer. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 63, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. From 1999 to 2001 he was Chairman of the Company’s Board. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Dr. Joseph M. Madden, age 54, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 59, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October, 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 38, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company’s Lexington division and is responsible for all sales pertaining to animal safety. Ms. Morrical graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Mark A. Mozola, Ph.D., age 48, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Jack C. Parnell, age 68, was elected to the Board of Directors in October 1993 and as Chairman in October, 2001. Since 1991, he has held the position of Governmental Relations Advisor with the law firm of Kahn, Soares and Conway. In 1989, Mr. Parnell was appointed by President Bush to serve as Deputy Secretary for the U.S. Department of Agriculture. From 1983 to 1989, he served in three different senior governmental positions for the State of California, including Secretary for the California Department of Food and Agriculture from 1987 to 1989. The firm of Kahn, Soares and Conway currently acts as the Company’s government relations advisor.

Thomas H. Reed, age 58, was elected to the Board of Directors in October 1995 and was elected Secretary in October 1999. Mr. Reed is group Vice President of Packerland Packing Company. Prior to assuming that position he was Vice President of MLE Marketing, a division of Southern States Cooperative, Inc., and prior to assuming that position, he served as President and Chief Financial Officer for Michigan Livestock Exchange. Mr. Reed is a former member of the Board of Directors of the National Livestock Producers Association and is a former chairman of the Michigan State University Board of Trustees.

Dr. Paul S. Satoh, age 66, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive Intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from The Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He is currently Vice President for Basic and Exploratory Research since September 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jack C. Parnell, Chairman of the Board of Directors, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by Neogen to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $1,750 for ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended May 31, 2003, Ernst & Young billed Neogen for its services as follows:

Audit Fees: The fees for the 2003 audit of Neogen’s consolidated financial statements and review of the third quarter unaudited financial statements were $74,833.

Financial Information System Design and Implementation Fees: None

Other Accounting Services: The fees for consulting on accounting and auditing matters were $4,710.

Non-audit Services: The fees for advice on tax matters were $750.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2). The response to this portion of ITEM 15 is submitted as a separate section of this report.

(a) (3). The Exhibits listed on the accompanying Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference into, this report.

(b). Reports on Form 8-K. During the period March 1, 2003 to May 31, 2003 a Form 8-K was filed disclosing the acquisition of Adgen Ltd. of Ayr, Scotland as of March 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGEN CORPORATION

/s/ James L. Herbert	/s/ Richard R. Current
James L. Herbert, President Chief Executive Officer	Richard R. Current, Vice President Chief Financial Officer

Dated: August 27, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	President, Chief Executive Officer, Director (Principal Executive Officer)	August 27, 2003

/s/ Lon M. Bohannon Lon M. Bohannon	Vice President and Chief Operating Officer	August 27, 2003

* Thomas H. Reed	Secretary and Director

* Herbert D. Doan	Director

* Robert M. Book	Director

* Gordon E. Guyer, Ph.D.	Director

* G. Bruce Papesh	Director

* Leonard E. Heller, Ph.D.	Director

* Jack C. Parnell	Chairman, Board of Directors

*By: /s/ James L. Herbert James L. Herbert, Attorney-in-fact		August 27, 2003

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2003

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3(a)	(1)	Articles of Incorporation, as restated.
3(a)	(1)	By-Laws, as amended.
10(a)	(2)	Neogen Research Limited Partnership II/Neogen Corporation Agreement for the sale of Patent Rights and Related Know How, dated October 14, 1988.
10(c)	(6)	Neogen 1997 Stock Option Plan.
10(d)	(7)	Tenner Incorporated/AMPCOR Diagnostics, Inc. Asset Purchase Agreement, dated April 28, 1999.
10(e)	(5)	Neogen Corporation/United States Department of Agriculture License Agreement, dated June 29, 1994.
10(g)	(2)	Neogen Research Limited Partnership II First Amended and Restated Partnership Agreement, dated December 30, 1985.
10(h)	(7)	Neogen/BioPort Corporation Product Purchase Agreement dated May 22, 1998.
10(j)	(3)	Amended and Restated Incentive Stock Option Plan II and Sample Individual Incentive Stock Option Agreement.
10(k)	(4)	Neogen/International Diagnostic Systems Asset Purchase Agreement, dated June 27, 1995.
10(o)	(6)	NBD Bank Loan Documents.
10(p)	(6)	Comerica Bank Loan Documents.
10(t)	(1)	Stock Purchase Agreement between Registrant and IDEXX Laboratories, Inc., dated February 17, 2000.
10(v)	(8)	Neogen/AmVet Asset Purchase Agreement, dated June 2, 2000.
10(x)	(8)	Amendment to Neogen Stock Option Plan.
10(y)	(9)	Asset Purchase Agreement Between Registrant and Squire Laboratories, Inc. dated September 1, 2000.
10(z)	(10)	Asset Purchase Agreement Between Registrant and Vysis, Inc., Gene-Trak Systems Industrial Diagnostics Corporation Dated August 4, 2001.
10(aa)	(11)	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement
10(ab)	(12)	Neogen Corporation 401(K) Retirement Savings Plan Agreement
16	(13)	Letter from Deloitte & Touche, LLP regarding change in certifying accountant.
21		Subsidiaries of the Registrant.
23 (a)		Consent of Ernst & Young LLP.
23 (b)		Consent of Deloitte & Touche LLP
24		Power of Attorney (included on Signature Page).
31.1		Section 302 Certification of Chief Executive Officer, filed herewith.
31.2		Section 302 Certification of Chief Financial Officer, filed herewith.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000.

(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-18 (No. 33-29844C) filed July 17, 1989 and amended on August 17, 1989 and August 22, 1989, which Registration became effective August 30, 1989.

(3)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1992.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-KSB for the year ended May 31, 1995.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-2 (No. 333-12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996.

(6)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-KSB for the year ended May 31, 1998.

(7)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1999.

(8)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2000.

(9)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q dated August 31, 2000.

(10)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q dated October 12, 2001.

(11)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002.

(12)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002.

(13)	Incorporated by reference to the exhibit filed with the Registrants Report on Form 8-K/A dated January 16, 2003.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MAY 31, 2003

NEOGEN CORPORATION

LANSING, MICHIGAN

10-K—ITEM 15(a)(1) AND (2)

NEOGEN CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Reports of Independent Auditors

Consolidated Balance Sheets—May 31, 2003 and 2002

Consolidated Statements of Income—Years ended May 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years ended May 31, 2003, 2002 and 2001

Notes to consolidated financial statements

The following consolidated financial statement schedule of Neogen Corporation and subsidiaries is included in Item 15(a) (2):

Schedule II—Valuation and qualifying accounts and reserves

All other schedules for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Auditors—Ernst & Young LLP

Board of Directors and Stockholders

Neogen Corporation

We have audited the accompanying consolidated balance sheet of Neogen Corporation and subsidiaries as of May 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedule for 2003 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

July 18, 2003

Report of Independent Auditors—Deloitte & Touche LLP

To the Board of Directors

Neogen Corporation

Lansing, Michigan

We have audited the accompanying consolidated balance sheet of Neogen Corporation and subsidiaries as of May 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended May 31, 2002 and 2001. Our audits also included the financial statement schedule for the years ended May 31, 2002 and 2001 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2002, and the results of their operations and their cash flows for the years ended May 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended May 31, 2002 and 2001 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan

July 26, 2002

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2003	2002
Assets
Current Assets
Cash	$1,061,000	$2,012,000
Marketable securities	7,836,000	4,341,000
Accounts receivable, less allowance of $611,000 and $537,000	7,499,000	6,462,000
Inventories	9,840,000	8,683,000
Deferred income taxes	694,000	1,147,000
Prepaid expenses and other current assets	1,041,000	970,000

Total Current Assets	27,971,000	23,615,000

Property and Equipment
Land and improvements	279,000	233,000
Buildings and improvements	2,833,000	2,187,000
Machinery and equipment	7,117,000	6,160,000
Furniture and fixtures	540,000	493,000

	10,769,000	9,073,000
Less accumulated depreciation	6,129,000	5,332,000

Net Property and Equipment	4,640,000	3,741,000

Other Assets
Goodwill and other non-amortizable intangible assets	13,665,000	11,629,000
Other non-current assets, net of accumulated amortization of $860,000 and $691,000	1,760,000	1,285,000

Total Other Assets	15,425,000	12,914,000

	$48,036,000	$40,270,000

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2003	2002
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$3,273,000	$2,329,000
Accruals
Compensation and benefits	1,201,000	1,103,000
Federal income taxes	342,000	230,000
Other	947,000	302,000

Total Current Liabilities	5,763,000	3,964,000

Deferred Income Taxes	405,000	366,000

Other Long-Term Liabilities	466,000	394,000

Total Liabilities	6,634,000	4,724,000

Stockholders’ Equity
Preferred stock, $1.00 par value—shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value—shares authorized 20,000,000; 6,200,486 and 6,108,468 shares issued and outstanding	992,000	977,000
Additional paid-in capital	24,830,000	23,779,000
Accumulated other comprehensive income	3,000	—
Retained earnings	15,577,000	10,790,000

Total Stockholders’ Equity	41,402,000	35,546,000

	$48,036,000	$40,270,000

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31,
	2003	2002	2001
Net Sales	$46,488,000	$41,097,000	$34,895,000
Cost of Goods Sold	21,763,000	20,196,000	17,157,000

Gross Margin	24,725,000	20,901,000	17,738,000

Operating Expenses
Sales and marketing	10,880,000	8,971,000	7,596,000
General and administrative	4,146,000	4,178,000	4,039,000
Research and development	2,914,000	2,252,000	1,838,000

	17,940,000	15,401,000	13,473,000

Operating Income	6,785,000	5,500,000	4,265,000

Other Income (Expense)
Interest income	98,000	132,000	376,000
Interest expense	—	(3,000)	(32,000)
Royalty and other	390,000	331,000	261,000

	488,000	460,000	605,000

Income Before Income Taxes	7,273,000	5,960,000	4,870,000
Income Taxes	2,486,000	2,015,000	1,700,000

Net Income	$4,787,000	$3,945,000	$3,170,000

Net Income Per Share
Basic	$.78	$.66	$.55
Diluted	$.75	$.62	$.54

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 1, 2000	5,773,187	$924,000	$21,205,000	$—	$3,675,000	$25,804,000
Exercise of options	141,600	23,000	913,000	—	—	936,000
Repurchase of common stock	(91,267)	(15,000)	(558,000)	—	—	(573,000)
Net income for 2001					3,170,000	3,170,000

Balance, May 31, 2001	5,823,520	932,000	21,560,000	—	6,845,000	29,337,000
Exercise of options, including $64,000 income tax benefit	218,948	34,000	1,437,000	—	—	1,471,000
Repurchase of common stock	(28,000)	(4,000)	(311,000)	—	—	(315,000)
Business acquisition	94,000	15,000	1,093,000	—	—	1,108,000
Net income for 2002					3,945,000	3,945,000

Balance, May 31, 2002	6,108,468	977,000	23,779,000	—	10,790,000	35,546,000
Exercise of options, including $571,000 income tax benefit	102,128	17,000	1,266,000	—	—	1,283,000
Repurchase of common stock	(41,750)	(7,000)	(551,000)	—	—	(558,000)
Business acquisition	31,640	5,000	336,000	—	—	341,000
Comprehensive income:
Net income for 2003				—	4,787,000	4,787,000
Foreign currency translation adjustments				$3,000	—	3,000
Total comprehensive income						4,790,000

Balance, May 31, 2003	6,200,486	$992,000	$24,830,000	$3,000	$15,577,000	$41,402,000

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$4,787,000	$3,945,000	$3,170,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,136,000	1,071,000	1,302,000
Deferred income taxes (credit)	420,000	(400,000)	(382,000)
Income tax benefit of stock plan transactions	571,000	64,000	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(755,000)	(128,000)	(568,000)
Inventories	(1,055,000)	(1,579,000)	(1,120,000)
Prepaid expenses and other current assets	70,000	46,000	(353,000)
Accounts payable	752,000	885,000	(536,000)
Accruals	775,000	(444,000)	983,000

Net Cash Provided By Operating Activities	6,701,000	3,460,000	2,496,000

Cash Flows From Investing Activities
Proceeds from sales of marketable securities	41,184,000	30,173,000	10,399,000
Purchases of marketable securities	(44,679,000)	(28,180,000)	(8,262,000)
Purchases of property, equipment and other noncurrent assets	(2,461,000)	(1,717,000)	(1,099,000)
Business acquisitions, net of cash acquired	(1,850,000)	(3,587,000)	(4,748,000)

Net Cash Used In Investing Activities	(7,806,000)	(3,311,000)	(3,710,000)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	712,000	1,407,000	936,000
Repurchase of common stock	(558,000)	(315,000)	(573,000)
Payments on long-term borrowings	—	(77,000)	(499,000)

Net Cash Provided By (Used In) Financing Activities	154,000	1,015,000	(136,000)

Net Increase (Decrease) In Cash	(951,000)	1,164,000	(1,350,000)
Cash, at beginning of year	2,012,000	848,000	2,198,000

Cash, at end of year	$1,061,000	$2,012,000	$848,000

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$1,050,000	$2,890,000	$1,507,000
Interest paid	—	3,000	32,000

See accompanying notes to consolidated financial statements.

1.    Summary of Accounting Policies

Nature of Operations

Neogen Corporation and subsidiaries (the Company) develop, manufacture, and sell a diverse line of products dedicated to food safety testing and animal health applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation, Ideal Instruments, Inc., Acumedia Manufacturers, Inc., Adgen Ltd., Neogen Properties, L.L.C. and two majority owned companies that are general partners in research limited partnerships. The investments in and income from research partnerships are not significant to the consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive income represents net income and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income and recognized directly as a component of stockholders’ equity. At May 31, 2003, accumulated other comprehensive income consists of foreign currency translation adjustments.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. No single customer accounted for more than 10% of accounts receivable at May 31, 2003 and 2002.

Fair Values of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity and payment periods associated with these items.

Marketable Securities

All marketable securities are classified as available-for-sale and are used to support current operations or to take advantage of short-term investment opportunities. These securities are stated at estimated fair market value. The cost of securities sold is based on the specific identification method, and interest earned is included in other income within the consolidated statements of income.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31,
	2003	2002
Raw materials	$3,231,000	$2,969,000
Work-in-process	422,000	589,000
Finished goods	6,187,000	5,125,000

	$9,840,000	$8,683,000

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which is generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $969,000, $895,000 and $767,000, in 2003, 2002 and 2001, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include trademarks, trade names and patents, that are amortized on a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value.

Long-lived Assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is evaluated on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. If present, impairment is measured based on the difference between fair value and the net book value of the related assets. Any long-lived assets held for disposal are reported at the lower of these net book values or fair value less estimated costs of disposal.

Stock Options

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s stock options equals the market price of underlying stock on the date of grant. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been as follows:

	Year ended May 31,
	2003	2002	2001
Net income
As reported	$4,787,000	$3,945,000	$3,170,000
Deduct-compensation expense based on fair value method	(706,000)	(916,000)	(373,000)

Pro forma	$4,081,000	$3,029,000	$2,797,000

Basic net income per share
As reported	$.78	$.66	$.55
Pro forma	$.67	$.59	$.49

Diluted net income per share
As reported	$.75	$.62	$.54
Pro forma	$.65	$.55	$.47

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2003, 2002 and 2001, respectively: dividend yield of 0%; expected volatility of 54.0%, 58.0% and 61.0%; risk free interest rates of 2.7%, 4.2% and 6.1%; and expected lives of four years.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership which is generally at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Research and Development

Research and development expenditures are charged to operations as incurred.

Limited Partnership Royalty Income and Expense

Royalty income from related research limited partnerships (included as a component of other income) was $348,000 in 2003, $266,000 in 2002 and $264,000 in 2001. Royalty expense paid to related research limited partnerships (included as a component of sales and marketing expense) was $777,000 in 2003, $589,000 in 2002 and $587,000 in 2001. The agreement governing royalty expense paid to limited partnerships will expire in October 2003. At that time, substantially all royalty expense and limited partnership income will cease.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense (credit) represents the change in net deferred income tax assets and liabilities during the year, after considering deferred income taxes provided as part of the purchase price allocation associated with business acquisitions.

Advertising Costs

Advertising costs are expensed as incurred and totaled $196,000 in 2003, $165,000 in 2002 and $153,000 in 2001.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply as of May 31, 2003 to variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN 46 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is not expected to have a material effect on the Company’s financial statements.

Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding. The Company’s dilutive potential common shares outstanding during the years result entirely from dilutive stock options and warrants. The following table presents the net income per share calculations:

	Year ended May 31,
	2003	2002	2001
Numerator for basic and diluted net income per share
Net income	$4,787,000	$3,945,000	$3,170,000

Denominator
Denominator for basic net income per share weighted average shares	6,125,571	5,999,311	5,731,712
Effect of dilutive stock options and warrants	262,675	378,381	184,254

Denominator for diluted net income per share	6,388,246	6,377,692	5,915,966

Net income per share
Basic	$.78	$.66	$.55

Diluted	$.75	$.62	$.54

Options to purchase 35,400 shares of common stock at prices ranging from $9.25 to $13.25 in 2001 were outstanding, but were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, were anti-dilutive. In 2002 and 2003, no options were excluded as option prices did not exceed the average market price of the common shares.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation used in 2003.

2.    Goodwill and Other Intangible Assets

As of June 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as proscribed by SFAS No. 142 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill and other non-amortizable intangible assets by business segment:

	Food Safety	Animal Safety
Balance, June 1, 2001	$749,000	$6,889,000
Goodwill acquired	3,499,000	492,000

Balance, May 31, 2002	4,248,000	7,381,000
Goodwill acquired	2,002,000	—
Non-amortizable intangible assets acquired	34,000	—

Balance, May 31, 2003	$6,284,000	$7,381,000

Other amortizable intangible assets consisted of the following and are included in other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$709,000	$164,000	$545,000
Covenants not to compete	415,000	241,000	174,000
Patents	348,000	285,000	63,000
Other	1,000	1,000	—

Balance, May 31, 2002	$1,473,000	$691,000	$782,000

Licenses	$1,081,000	$229,000	$852,000
Covenants not to compete	450,000	310,000	140,000
Patents	427,000	320,000	107,000
Other	181,000	1,000	180,000

Balance, May 31, 2003	$2,139,000	$860,000	$1,279,000

Amortization expense for other intangibles totaled $167,000 in 2003, $176,000 in 2002 and $174,000 in 2001. The estimated amortization expense for each of the five succeeding years is as follows: 2004—$165,000; 2005—$133,000; 2006—$93,000;
2007—$75,000; and 2008—$65,000.

Application of the non-amortization provisions of SFAS No. 142 in 2001 would have increased net income by $240,000 ($.04 per diluted share).

3.    Marketable Securities

The Company currently invests only in high quality, short-term investments with maturity dates of less than one year that are classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value at May 31, 2003 and 2002. Additionally, since investments are short-term and are carried to maturity, there were no realized gains and losses in 2003, 2002 and 2001. At May 31, 2003 and 2002, marketable securities consisted of corporate debt securities.

4.    Business Acquisitions

On June 2, 2000, the Company acquired substantially all of the assets of AmVet Pharmaceuticals, a distributor of animal health products. The acquisition was accounted for using the purchase method. The purchase price, subject to certain post closing adjustments, was $3,715,000 paid in cash, plus additional payments in July 2001, resulting from the post closing adjustments for the payment of $170,000 and 32,388 shares of the Company’s common stock. The value of the post closing common stock consideration was discounted by 10% to allow for the one year trading restriction thereon. The initial purchase price was allocated $909,000 to current assets, $10,000 to property and equipment and $2,796,000 to intangible assets, primarily goodwill. Sales of AmVet products were approximately $4,600,000 in the year ended May 31, 2001.

On September 1, 2000, the Company acquired certain assets of Squire Laboratories, a manufacturer and distributor of animal health products. The acquisition was accounted for using the purchase method. The purchase price was $1,033,000 paid in cash, and was allocated $133,000 to current assets, $127,000 to property and equipment and $773,000 to intangible assets, primarily goodwill. Sales of Squire products approximated $600,000 in 2001 following the acquisition.

Following the acquisitions, the assets of Amvet and Squire were moved to the Company’s facility in Lexington, Kentucky and combined with the Company’s Animal Safety Division.

In a purchase transaction on June 30, 2001, the Company acquired all of the stock of QA Life Sciences, a San Diego California company in the foodborne bacteria testing market. The purchase price, subject to certain post closing adjustments, was 61,000 shares of the Company’s common stock. The value of the consideration was discounted by 10% to allow for the one year trading restriction thereon. Allocation of the consideration was $129,000 to current assets, $150,000 to property and equipment and $487,000 to intangible assets, primarily goodwill. A secondary payment of $45,000 was made in July 2002 in the form of common stock. Sales of products after the acquisition in 2002 were $590,000. Immediately following the acquisition, the operations of QA Life Sciences were moved to the Company’s facilities in Baltimore, Maryland and Lansing, Michigan where they were combined with the Food Safety Division.

On August 1, 2001, the Company acquired, in a cash transaction, the assets of Gene-Trak Systems, a company involved in the manufacture and sale of foodborne pathogen detection products based on DNA probe technology. The acquisition was accounted for as a purchase with assets allocated $378,000 to current assets, $125,000 to property and equipment and $3,144,000 to intangible assets, primarily goodwill. The operations of Gene-Trak Systems were moved to Lansing Michigan, and combined with the Food Safety Division. Sales of Gene-Trak products in 2002 following the acquisition were $1,534,000.

As of February 28, 2003, the Company acquired the outstanding common stock of Adgen Ltd. of Ayr, Scotland, a company involved in the manufacture and sale of diagnostic test kits for the detection of plant diseases and the distribution of food safety diagnostic test kits. Consideration was net cash of $1,850,000 and 32,000 shares of common stock with a fair value of $341,000. Additionally, the Company is obligated to pay contingent consideration based on future revenue levels. The acquisition was accounted for as a purchase with assets allocated $525,000 to current assets, $49,000 to property and equipment, $359,000 in current liabilities and $1,976,000 to intangible assets, primarily goodwill. In 2003, sales of $200,000 were attributable to the Adgen acquisition. Adgen continues to be located in Ayr, Scotland.

Proforma net income for 2003 and 2002 would not have differed significantly from amounts reported had the related acquisitions in those years been completed as of June 1, 2001.

5.    Credit Facilities

The Company and its subsidiaries have available working capital lines-of-credit and borrowing arrangements with banks totaling $2,500,000. There were no borrowings under these lines in the two-year period ended May 31, 2003. These arrangements provide for interest at rates at prime (4.25% at May 31, 2003) less ½% and are collateralized by all of the assets of the Company.

In addition, the Company maintains an unsecured acquisition line-of-credit in the amount of $7,500,000 at prime less ½%. There were no borrowings under this line in the two-year period ended May 31, 2003.

Terms of financing arrangements include, among other provisions, requirements to maintain certain financial criteria and restricts the payment of dividends.

6.    Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant under the terms of the Company’s stock option plans. The number of shares authorized for issuance under the plans is 2,459,375. At May 31, 2003, options have been granted with three to five year vesting schedules and option terms of five to ten years.

The following is a summary of stock option plan activity:

	Shares	Weighted-Average Exercise Price
Outstanding at June 1, 2000 (295,182 exercisable)	706,034	$7.18
Granted	216,000	6.31
Exercised	(141,600)	6.67
Forfeited	(1,900)	7.29

Outstanding at May 31, 2001 (286,777 exercisable)	778,534	7.03
Granted	254,700	13.20
Exercised	(209,288)	7.41
Forfeited	(25,400)	9.03

Outstanding at May 31, 2002 (230,779 exercisable)	798,546	8.86
Granted	258,500	12.23
Exercised	(102,272)	7.03
Forfeited	(24,100)	9.99

Outstanding at May 31, 2003 (290,286 exercisable)	930,674	$9.96

Shares available for grant under stock option plans were 447,800, 682,200 and 911,500 at May 31, 2003, 2002 and 2001. The weighted-average grant date fair value of options granted in 2003, 2002 and 2001 was $5.41, $6.29 and $2.97, respectively.

The following is a summary of stock options outstanding at May 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 6.06 – 8.12	419,498	2.8	$6.60	222,059	$6.76
9.25 – 13.45	493,176	4.6	12.68	62,233	13.06
13.90 – 13.90	18,000	8.3	13.90	5,994	13.90

$ 6.06 – 13.90	930,674	3.9	$9.96	290,286	$8.26

The weighted-average exercise price of shares that were exercisable at May 31, 2002 and 2001 was $7.75 and $7.37, respectively.

The following table summarizes warrant activity. All warrants are exercisable for unregistered common stock of the Company and expire through 2012.

	Shares	Weighted- Average Exercise Price
Outstanding warrants at June 1, 2000	8,000	$6.25
Warrants exercised during the year	—	—
Warrants granted during the year	21,000	6.44

Outstanding warrants at May 31, 2001	29,000	6.39
Warrants exercised during the year	(26,000)	6.29
Warrants granted during the year	14,000	11.71

Outstanding warrants at May 31, 2002	17,000	10.93
Warrants exercised during the year	(1,000)	6.88
Warrants granted during the year	13,500	11.90

Outstanding warrants at May 31, 2003	29,500	$11.51

In October 2002, the shareholders approved the adoption of the 2002 Employee Stock Purchase Plan. Common stock totaling 100,000 shares is reserved for issuance under the terms of the plan. The plan gives eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensation) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. There were no employee purchases in fiscal 2003.

7.    Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2003	2002	2001
Current:
Federal	$1,745,000	$2,223,000	$1,905,000
State	321,000	192,000	177,000
Deferred (credit)	420,000	(400,000)	(382,000)

	$2,486,000	$2,015,000	$1,700,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2003	2002
Deferred income tax liabilities:
Depreciation and amortization	$570,000	$179,000

Deferred income tax assets
Inventories and accounts receivable	655,000	597,000
Accruals	204,000	363,000

Total deferred income tax assets	859,000	960,000

Net deferred income tax assets	$289,000	$781,000

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2003	2002	2001
Tax at U.S. statutory rates	$2,473,000	$2,026,000	$1,656,000
Adjustment of valuation allowance	—	—	(278,000)
Prior year adjustments	—	—	208,000
Tax credits and other	(199,000)	(138,000)	—
Provisions for state income taxes, net of federal benefit	212,000	127,000	114,000

	$2,486,000	$2,015,000	$1,700,000

8.	Commitments and Contingencies

The Company has agreements with related research limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, including amounts paid to related research limited partnerships, under the terms of these agreements for 2003, 2002 and 2001 was $1,524,000, $1,215,000 and $987,000 respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2003, 2002 and 2001 was $527,000, $502,000 and $392,000, respectively. Future minimum rental payments for these leases over the next five years are as follows: 2004—$369,000; 2005—$148,000; 2006—$147,000; 2007—$158,000; and 2008 $140,000.

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

9.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $291,000, $278,000 and $200,000 in 2003, 2002 and 2001, respectively.

10.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2003

Net sales to external customers	$25,496,000	$20,992,000	$—	$46,488,000
Operating income	4,864,000	2,542,000	(621,000)	6,785,000
Depreciation and amortization	661,000	475,000	—	1,136,000
Interest income	—	—	98,000	98,000
Income taxes	1,654,000	864,000	(32,000)	2,486,000
Total assets	21,216,000	18,804,000	8,016,000	48,036,000
Expenditures for long-lived assets	2,250,000	211,000	—	2,461,000

2002

Net sales to external customers	$20,213,000	$20,884,000	$—	$41,097,000
Operating income	3,755,000	2,571,000	(826,000)	5,500,000
Depreciation and amortization	621,000	450,000	—	1,071,000
Interest income	—	—	132,000	132,000
Income taxes	1,277,000	874,000	(136,000)	2,015,000
Total assets	16,519,000	18,263,000	5,488,000	40,270,000
Expenditures for long-lived assets	817,000	900,000	—	1,717,000

2001

Net sales to external customers	$16,717,000	$18,178,000	$—	$34,895,000
Operating income	2,369,000	2,594,000	(698,000)	4,265,000
Depreciation and amortization	566,000	736,000	—	1,302,000
Interest income	—	—	376,000	376,000
Income taxes	806,000	882,000	12,000	1,700,000
Total assets	10,106,000	16,199,000	6,717,000	33,022,000
Expenditures for long-lived assets	569,000	530,000	—	1,099,000

(1) Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Sales to customers outside the United States amounted to $9,609,000 or 21% of consolidated sales in 2003, $8,743,000 or 21% in 2002 and $8,100,000 or 23% in 2001 and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company does not have sales to any single foreign country or customer exceeding 10% of consolidated net sales.

11.	Stock Repurchase

The Company’s Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company’s common stock. As of May 31, 2003, 696,740 shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $4,940,000. Shares purchased under this buy-back program were retired.

12.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2002	November 2002	February 2003	May 2003
	(Dollars in thousands, except per share data)
Net sales	$10,897	$12,273	$11,102	$12,216
Gross margin	5,817	6,708	5,741	6,459
Net income	1,075	1,401	1,030	1,281
Basic net income per share	.18	.23	.17	.21
Diluted net income per share	.17	.22	.16	.20

	Quarter Ended
	August 2001	November 2001	February 2002	May 2002
	(Dollars in thousands, except per share data)
Net sales	$9,732	$10,699	$9,655	$11,011
Gross margin	4,892	5,673	4,617	5,719
Net income	862	1,145	826	1,112
Basic net income per share	.14	.19	.13	.18
Diluted net income per share	.14	.18	.13	.17

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

Neogen Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition		Write-Offs	Balance at End of Year
Valuation Allowance for Accounts Receivable: Year Ended May 31:
2003	$537,000	$170,000	$11,000	(1)	$107,000	$611,000
2002	467,000	173,000	55,000	(2)	158,000	537,000
2001	361,000	223,000	100,000	(3)	217,000	467,000

(1)	Acquisition of Adgen Ltd. as of February 28, 2003.
(2)	Acquisition of Gene-Trak Systems as of August 1, 2001.
(3)	Acquisition of AmVet Pharmaceuticals on June 1, 2000.

	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition		Write-Offs	Balance at End of Year
Valuation Allowance for Inventories:
Year Ended May 31:
2003	$633,000	$77,000	—		$38,000	$672,000
2002	532,000	54,000	$70,000	(1)	23,000	633,000
2001	403,000	79,000	50,000	(2)	—	532,000

(1)	Acquisition of QA Life Sciences as of June 30, 2001 and Gene-Trak Systems as of August 1, 2001.
(2)	Acquisition of AmVet Pharmaceuticals on June 1, 2000.