Form 10-Q
period 2003-08-31
NEOGEN CORP
filed 2003-10-15
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-17988

Neogen Corporation

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2364843 (IRS Employer Identification Number)

620 Lesher Place

Lansing, Michigan 48912

(Address of principal executive offices including zip code)

(517) 372-9200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B – 2 of the Exchange Act).    YES  ☒    NO  ☐

As of October 1, 2003, there were 6,279,968 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2003	May 31, 2003
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash	$540	$1,061
Marketable securities	8,092	7,836
Accounts receivable, less allowance of of $ 637 and $ 611	7,172	7,499
Inventories	10,303	9,840
Deferred income taxes	694	694
Prepaid expenses and other current assets	1,332	1,041

TOTAL CURRENT ASSETS	28,133	27,971
NET PROPERTY AND EQUIPMENT	4,767	4,640
OTHER ASSETS
Goodwill and other non amortizable intangible assets	13,665	13,665
Other non-current assets, net of accumulated amortization of $ 676 and $ 860	1,651	1,760

	$48,216	$48,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,960	$3,273
Accruals	2,539	2,490

TOTAL CURRENT LIABILITIES	4,499	5,763
DEFERRED INCOME TAXES	405	405
OTHER LONG-TERM LIABILITIES	466	466
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 6,269,635 shares issued and outstanding at August 31, 2003; 6,200,486 shares issued and outstanding at May 31, 2003	1,003	992
Additional paid-in capital	24,954	24,830
Accumulated other comprehensive income	10	3
Retained earnings	16,879	15,577

TOTAL STOCKHOLDERS’ EQUITY	42,846	41,402

	$48,216	$48,036

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2003	2002
	(In thousands, except per share amounts)
Sales	$12,233	$11,163
Cost of goods sold	5,973	5,080

GROSS MARGIN	6,260	6,083

OPERATING EXPENSES
Sales and marketing	2,923	2,829
General and administrative	787	1,060
Research and development	676	655

	4,386	4,544

OPERATING INCOME	1,874	1,539

OTHER INCOME
Interest income	23	21
Other	85	107

	108	128

INCOME BEFORE INCOME TAXES	1,982	1,667
INCOME TAXES	680	592

NET INCOME	$1,302	$1,075

NET INCOME PER SHARE:
Basic	$.21	$.18

Diluted	$.20	$.17

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
			(In thousands)
Balance, June 1, 2003	6,200	$992	$24,830	$3	$15,577	$41,402
Exercise of options and warrants	70	11	124			135
Comprehensive income:
Net income for the three months ended August 31, 2003					1,302	1,302
Foreign currency translation adjustments				7		7

Total comprehensive income						1,309

Balance, August 31, 2003	6,270	$1,003	$24,954	$10	$16,879	$42,846

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2003	2002
	(In thousands)
OPERATING ACTIVITIES:
Net income	$1,302	$1,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302	300
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	327	(450)
Inventories	(463)	(266)
Prepaid expenses and other current assets	(291)	(121)
Accounts payable	(1,313)	(83)
Accruals	49	123

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(87)	578
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	18,113	8,819
Purchases of marketable securities	(18,369)	(8,335)
Purchases of property and equipment and other assets	(313)	(1,494)

NET CASH USED IN INVESTING ACTIVITIES	(569)	(1,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments for repurchase of common stock	—	(179)
Net proceeds from issuance of common stock	135	224

NET CASH PROVIDED BY FINANCING ACTIVITIES	135	45

DECREASE IN CASH	(521)	(387)
Cash at beginning of period	1,061	2,012

CASH AT END OF PERIOD	$540	$1,625

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2003 is not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2004. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2003.

The Company previously classified shipping revenue as an offset to the related expense in sales and marketing in the consolidated statements of income. Beginning June 1, 2003, these amounts have been classified as revenue. Previously reported fiscal year 2003 revenue and sales and marketing expense balances have been reclassified to conform with fiscal year 2004 presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

	August 31, 2003	May 31, 2003
	(In thousands)
Raw materials	$3,997	$3,231
Work-in-process	409	422
Finished goods	5,897	6,187

	$10,303	$9,840

3. NET INCOME PER SHARE

The following table presents the calculation of net income per share:

	Three Months Ended August 31
	2003	2002
	(In thousands, except share and per share amounts)
Numerator for basic and diluted net income per share:
Net income	$1,302	$1,075

Denominator:
Denominator for basic net income per share-weighted average shares	6,222	6,116
Effect of dilutive stock options and warrants	347	249

Denominator for diluted net income per share	6,569	6,365

Net income per share:
Basic	$.21	$0.18

Diluted	$.20	$0.17

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company’s Common Stock. As of August 31, 2003, the Company has purchased 697,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired.

5. SEGMENT INFORMATION

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

Segment information for the three months ended August 31, 2003 and 2002 was as follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
2003
Net sales to external customers	$6,899	$5,334	$—	$12,233
Operating income	1,134	604	136	1,874
Total assets	21,574	18,550	8,092	48,216
2002
Net sales to external customers	$6,071	$5,092	$—	$11,163
Operating income	1,236	525	(222)	1,539
Total assets	18,018	18,408	4,638	41,064

(1) Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. STOCK OPTIONS

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s stock options equals the market price of underlying stock on the date of grant. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been as follows:

	Three Months Ended August 31,
	2003	2002
	(In thousands except per share amounts)
Net income:
As reported	$1,302	$1,075
Deduct-compensation expense based on fair value method	(180)	(143)

Pro forma	$1,122	$932
Basic net income per share:
As reported	$.21	$.18
Pro forma	$.18	$.15
Diluted net income per share:
As reported	$.20	$.17
Pro forma	$.17	$.15

7. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of Management, will not have a material effect on its future results of operations or financial position.

8. SHIPPING EXPENSE

The Company classifies shipping expense with sales and marketing expense. Such expenses totaled $477,000 and $403,000 in the quarters ended August 31, 2003 and 2002, respectively.

9. BUSINESS ACQUISITIONS

As of February 28, 2003, the Company acquired, in a purchase business combination, the outstanding common stock of Adgen Ltd. of Ayr, Scotland, a company involved in the manufacture and sale of diagnostic test kits for the detection of plant diseases and the distribution of food safety diagnostic test kits. Consideration was net cash of $1,850,000 and 32,000 shares of common stock with a fair value of $341,000. Additionally, the Company is obligated to pay contingent consideration based on future annual revenue levels. As of August 31, 2003, no additional consideration has been paid as such required revenue levels have not been achieved. If all revenue and net income levels are achieved, the Company could pay $450,000 of additional consideration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made through out this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, any forward-looking statements represent management’s views only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While management may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its views change.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgements and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory valuation and the assessment of the possible impairment of goodwill and other intangible assets.

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

Valuation of Long-lived and Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often that an annual basis. In the event of changes in circumstances which indicate the carrying value of these assets may not be recoverable, this assessment may take place at any time. Factors that could cause an impairment review to take place would include:

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

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31, 2002

Total revenues increased $1,070,000 or 10% in the August 2003 quarter compared to the August 2002 quarter. Revenues from sales of products dedicated to Food Safety were up 14% and revenues from sales of Animal Safety products were up 5%. Exclusive of the effects of sales of products from businesses purchased in the February 2003 quarter, total sales increased 6%.

The increase in Food Safety revenue of $828,000 came from increases in sales of test kits for the detection of harmful bacteria such as Salmonella and Listeria that increased 11% and 26%, respectively in the quarter. Sales of test kits for the detection of allergens in food increased 43%. While markets for these products are growing, management believes that a substantial amount of the Company’s growth has come from additional market penetration.

Animal Safety revenues increased $242,000 in comparison with the revenues from the August 2002 quarter. Increased sales of instruments and other products into the over-the-counter market accounted for most of the sales increases. Sales of the Company’s EqStim product decreased 45% as compared to the August 2002 quarter. EqStim was used in 2002 in connection with the prevention of West Nile Virus infections in horses. Effective vaccination programs have reduced the need for the product’s use for this purpose.

Gross margins in the August 2003 quarter decreased to 51% from 54% in the August 2002 quarter. Food Safety gross margins decreased to 59% from 63% and Animal Safety gross margins decreased to 41% from 45%. These decreases in margins resulted from changes in product mix and the effect of the new manufacturing facility in Lansing that came on line in the August 2003 quarter. This new facility will provide significantly expanded production capability for all of the Food Safety diagnostic products.

Sales and marketing expenses increased $94,000 in the August 2003 quarter. As a percentage of revenues these expenses decreased to 24% of revenues from over 25% in the August 2002 quarter. As a percentage of revenues Food Safety sales and marketing decreased to 27% in the August 2003 quarter from 29% in 2002, while Animal Safety decreased from 21% to 20%. In both divisions strong cost control measures were responsible for the percentage decreases.

General and administrative expenses decreased by $273,000 in the quarter principally from the effects of payments made by third parties to the Company for legal costs that were previously expensed related to two disputes that were settled in the quarter. Without these settlements, general and administrative expense would have been at approximately the same dollar level as the August 2002 quarter and would have decreased from 10% to 9% as a percentage of revenue. The relationship reflects the generally fixed nature of general and administrative expenses.

Research and development expenses in the August 2003 quarter increased $21,000 to 6% of revenue as compared to the August 2002 quarter. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income was substantially unchanged when comparing the 2004 quarter to the comparable quarter of the prior year. Federal and state tax rates used in the computation of income tax expense in the first quarter of fiscal year 2004 remained the same as those of the prior year.

Financial Condition and Liquidity

At August 31, 2003, the Company had $8,600,000 in cash and marketable securities, working capital of $23,600,000, and stockholders’ equity of $42,800,000. In addition, unused bank lines totaled $10,000,000. Cash and marketable securities decreased by $265,000 in the three-month period ended August 31, 2003 with $135,000 of cash from exercise of stock options offset by cash used in operations of $87,000 and expenditures for acquisitions of intangible assets and property and equipment of $327,000.

Accounts receivable were $300,000 lower at August 31, 2003 than at May 31, 2003 with average days in net accounts receivable decreasing from 56 days to 54 days. Management believes that recorded allowances are adequate to provide for accounts that may become uncollectable. Inventories at August 31, 2003 increased $500,000 from May 31, 2003 as management continues the Company’s policy of maintaining inventories that are adequate to meet customer demands. The decrease in current liabilities results from timing of payments.

At August 31, 2003, the Company had no material commitments for capital expenditures. Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash and marketable securities at August 31, 2003, along with its available bank lines of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposures of varying correlations and volatilities with regard to interest rate and foreign exchange rate risks.

The Company’s exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has not had significant borrowings. Interest rate risk is managed by investing in high-quality issuers and seeking to avoid principal loss of invested funds by limiting default risk and market risk. Default risk is managed by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Because the Company markets and sells its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound. The Company’s investment is its foreign subsidiary is considered long-term. Accordingly, the Company does not hedge its net investment or engage in other foreign currency hedging activities due to the insignificance of the balances to the Company as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, and evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officers. Based on that evaluation, the certifying officers concluded that the Company’s management had the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of the management, will not have effect on its future results of operations or financial position.

Items 2,3,4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2 – Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.   – Certification pursuant to 18 U.S.C. section 1350

(b) Reports on Form 8-K Filed in Quarterly Period Ended August 31, 2003.

Form 8-K dated July 22, 2003:

ITEM 7.     Financial statement and exhibits - Press Release dated July 22, 2003

ITEM 9.     Regulation D disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated:	October 15, 2003	By:	/s/ JAMES L. HERBERT
James L. Herbert
President and Chief Executive Officer

Dated:	October 15, 2003	By:	/s/ RICHARD R. CURRENT
Richard R. Current
Vice President and Chief Financial Officer