Form 10-Q
period 2003-11-30
NEOGEN CORP
filed 2004-01-14
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17988

Neogen Corporation

(Exact name of registrant as specified in its charter)

Michigan	38-2364843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of January 2, 2004, there were 7,960,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

Page No.
PART I. Financial Information

Item 1. Interim Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets –	1
November 30, 2003 and May 31, 2003

Consolidated Statements of Income –	2
Three months and six months ended November 30, 2003 and 2002

Consolidated Statements of Stockholders’ Equity –	3
Six months ended November 30, 2003

Consolidated Statements of Cash Flows –	4
Six months ended November 30, 2003 and 2002

Notes to Interim Consolidated Financial Statements – November 30, 2003	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	11

PART II. Other Information

Item 1. Legal Proceedings	11

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Forms 8-K	12

Signatures
CEO Certification
CFO Certification
Section 906 Certification

PART I – FINANCIAL INFORMATION

ITEM 1.	Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2003	May 31, 2003
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash	$1,739	$1,061
Marketable securities	306	7,836
Accounts receivable, less allowance of of $ 624 and $ 611	7,933	7,499
Inventories	12,005	9,840
Deferred income taxes	694	694
Prepaid expenses and other current assets	1,433	1,041

TOTAL CURRENT ASSETS	24,110	27,971
NET PROPERTY AND EQUIPMENT	7,596	4,640
OTHER ASSETS
Goodwill and other non amortizable intangible assets	19,787	13,665
Other non-current assets, net of accumulated amortization of $ 721 and $ 860	2,753	1,760

	$54,246	$48,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,030	$3,273
Accruals	3,352	2,490

TOTAL CURRENT LIABILITIES	5,382	5,763
DEFERRED INCOME TAXES	405	405
BANK LINE OF CREDIT	3,100	—
OTHER LONG-TERM LIABILITIES	458	466
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 6,359,115 shares issued and outstanding at November 30, 2003; 6,200,486 shares issued and outstanding at May 31, 2003	1,017	992
Additional paid-in capital	25,385	24,830
Accumulated other comprehensive income	77	3
Retained earnings	18,422	15,577

TOTAL STOCKHOLDERS’ EQUITY	44,901	41,402

	$54,246	$48,036

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Sales	$13,246	$12,592	$25,479	$23,755
Cost of goods sold	6,243	5,553	12,216	10,633

GROSS MARGIN	7,003	7,039	13,263	13,122

OPERATING EXPENSES
Sales and marketing	2,803	3,129	5,726	5,958
General and administrative	1,268	1,032	2,055	2,092
Research and development	652	842	1,328	1,497

	4,723	5,003	9,109	9,547

OPERATING INCOME	2,280	2,036	4,154	3,575

OTHER INCOME
Interest income	20	25	43	46
Other	44	96	129	203

	64	121	172	249

INCOME BEFORE INCOME TAXES	2,344	2,157	4,326	3,824
INCOME TAXES	801	756	1,481	1,348

NET INCOME	$1,543	$1,401	$2,845	$2,476

NET INCOME PER SHARE:
Basic	$.20	$.18	$.36	$.32

Diluted	$.19	$.18	$.34	$.31

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount				Total
	(In thousands)
Balance, June 1, 2003	6,200	$992	$24,830	$3	$15,577	$41,402
Exercise of options and warrants	159	25	555			580
Comprehensive income:
Net income for the six months ended November 30, 2003					2,845	2,845
Foreign currency translation adjustments				74		74

Total comprehensive income						2,919

Balance, November 30, 2003	6,359	$1,017	$25,385	$77	$18,422	$44,901

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2003	2002
	(In thousands)
OPERATING ACTIVITIES:
Net income	$2,845	$2,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	618	625
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(312)	(410)
Inventories	(712)	(364)
Prepaid expenses and other current assets	(337)	(51)
Accounts payable	(1,243)	(644)
Accruals	(424)	979

NET CASH PROVIDED BY OPERATING ACTIVITIES	435	2,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	39,044	16,155
Purchases of marketable securities	(31,514)	(17,686)
Purchases of property and equipment and other assets	(933)	(1,693)
Acquisitions	(10,034)	—

NET CASH USED IN INVESTING ACTIVITIES	(3,437)	(3,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	3,100	—
Net payments for repurchase of common stock	—	(485)
Net proceeds from issuance of common stock	580	232

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,680	(253)

INCREASE (DECREASE) IN CASH	678	(866)
CASH AT BEGINNING OF PERIOD	1,061	2,012

CASH AT END OF PERIOD	$1,739	$1,146

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended November 30, 2003 is not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2004. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2003.

The Company previously classified shipping revenue as an offset to the related expense in sales and marketing in the consolidated statements of income. Beginning June 1, 2003, these amounts have been classified as revenue. Previously reported fiscal year 2003 revenue and sales and marketing expense balances have been reclassified to conform with fiscal year 2004 presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories are as follows:

	November 30, 2003	May 31, 2003
	(In thousands)
Raw materials	$4,010	$3,231
Work-in-process	445	422
Finished goods	7,550	6,187

	$12,005	$9,840

3. NET INCOME PER SHARE

The following table presents the calculation of net income per share:

	Three Months Ended November 30		Six Months Ended November 30
	2003	2002	2003	2002
	(In thousands, except share and per share amounts)
Numerator for basic and diluted net income per share:
Net income	$1,543	$1,401	$2,845	$2,476

Denominator:
Denominator for basic net income per share-weighted average shares	7,879	7,648	7,828	7,647
Effect of dilutive stock options and Warrants	423	298	432	304

Denominator for diluted net income per share	8,302	7,946	8,260	7,951

Net income per share:
Basic	$.20	$.18	$.36	$.32

Diluted	$.19	$.18	$.34	$.31

On January 2, 2004 the Company paid a 5 for 4 stock split in the form of a stock dividend. All income per share amounts have been retroactively restated to reflect the split as if it took place at the beginning of all periods presented.

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,000,000 shares of the Company’s Common Stock. As of November 30, 2003, the Company has purchased 697,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired.

5. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including 250 different veterinary instruments and a complete line of consumable products marketed to veterinarians and animal health product distributors. Additionally the Animal Safety segment produces and markets a line of rodenticides to assist in the control of rats and mice in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments.

Segment information for the three months ended November 30, 2003 and 2002 was as follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2004
Net sales to external customers	$7,130	$6,116	$—	$13,246
Operating income	1,673	880	(273)	2,280

Fiscal 2003
Net sales to external customers	$7,079	$5,513	$—	$12,592
Operating income	1,523	682	(169)	2,036

Segment information for the six months ended November 30, 2003 and 2002 was as follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2004
Net sales to external customers	$14,028	$11,451	$—	$25,479
Operating income	2,807	1,484	(137)	4,154
Total assets	22,846	30,371	1,029	54,246

Fiscal 2003
Net sales to external customers	$13,150	$10,605	$—	$23,755
Operating income	2,754	1,207	(386)	3,575
Total assets	17,410	18,397	6,654	42,461

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(In thousands except per share amounts)
Net income:
As reported	$1,543	$1,401	$2,845	$2,467
Deduct-compensation expense based on fair value method	(214)	(180)	(394)	(323)

Pro forma	$1,329	$1,221	$2,451	$2,144
Basic net income per share:
As reported	$.20	$.18	$.36	$.32
Pro forma	$.17	$.16	$.31	$.28
Diluted net income per share:
As reported	$.19	$.18	$.34	$.31
Pro forma	$.16	$.15	$.30	$.26

7. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of Management, will not have a material effect on its future results of operations or financial position.

8. SHIPPING EXPENSE

The Company classifies shipping expense with sales and marketing expense. Such expenses totaled $435,000 and $912,000 in the three and six month periods ended November 30, 2003, respectively, and $386,000 and $789,000 in the three and six month periods ended November 30, 2002, respectively.

9. BUSINESS ACQUISITIONS

As of February 28, 2003, the Company acquired, in a purchase business combination, the outstanding common stock of Adgen Ltd. of Ayr, Scotland, a company involved in the manufacture and sale of diagnostic test kits for the detection of plant diseases and the distribution of food safety diagnostic test kits. Consideration was net cash of $1,850,000 and 32,000 shares of common stock with a fair value of $341,000. Additionally, the Company is obligated to pay contingent consideration based on future annual revenue levels. As of November 30, 2003, no additional consideration has been paid as such required revenue levels have not been achieved. If all revenue and net income levels are achieved, the Company could pay $450,000 of additional consideration. As this acquisition is not material, no pro forma information is presented.

On November 21, 2003, Neogen Corporation purchased 100% of the common stock of HACCO, Inc. and of Hess & Clark, Inc. from United Agri Products, Inc. a then wholly owned subsidiary of ConAgra, Inc. HACCO has principal offices in Randolph Wisconsin and is a producer of rodenticide products. The Hess & Clark acquisition was principally a product line acquisition in which the Company acquired lines of disinfectants and antibacterials.

Consideration for the acquisitions, subject to certain post closing adjustments, was $10.0 million in cash plus the assumption of $1.0 million of liabilities. On a preliminary basis, allocation of the purchase price included current assets of $2,000,000, property plant and equipment of $2,400,000, goodwill and other assets of $6,600,000.

Unaudited pro forma financial information, as if the acquisitions of HACCO and Hess & Clark had taken place on June 1, 2002 is as follows:

	Three months ended November 30		Six months ended November 30
	2003	2002	2003	2002
	(In thousands except per share amounts)
Revenue	$17,110	$16,078	$31,879	$30,032
Net income	1,958	1,750	3,442	3,052
Diluted net income per share	$.24	$.22	$.41	$.38

10. LINE OF CREDIT

On November 26, 2003, the Company entered into a new financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000, that replaced certain previously existing borrowing arrangements. Interest is at prime less 1.25% or Eurodollar prime equivalent, less 150 basis points at the Company’s option (rate elected was 2.50% at November 30, 2003). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at the balance sheet date. The agreement matures September 1, 2005.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgements and estimates to be used in the preparation of the consolidated financial statements are as follows:

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

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment at least annually. In the event of changes in circumstances which indicate the carrying value of these assets may not be recoverable, this assessment may take place at any time. Factors that could cause an impairment review to take place would include:

•	Significant underperformance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

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

Three and Six Months Ended November 30, 2003 Compared to Three and Six Months Ended November 30, 2002

Total revenues increased by $654,000 or 5% in the three-month period and $1,724,000 or 7% in the six-month period ended November 30, 2003 in comparison with the same periods in 2002. Revenues from the sales of products dedicated to Food Safety were up $51,000 or 1% in the three-month period and $878,000 or 7% in the six-month period. Revenues from the sales of Animal Safety products increased by $603,000 or 11% in the three-month period ended November 30, 2003 and $846,000 or 8% in the six-month period.

Within the Food Safety business segment sales of products related to detection of pathogens and general sanitation decreased by 5% and 3% in the three-month and six-month periods, respectively, as compared to the prior year. These decreases resulted from heavier levels of competition and decreased levels of testing for E.coli O157:H7. Other pathogen detection product sales, such as for Listeria and Salmonella, had increases in sales both in the quarter and the six month periods when compared the same periods of the prior year. Sales of products to detect natural toxins were down 21% in the quarter and 6% in the six-month period following a large weather related spike in sales of these products in the prior year. A significant portion of the U.S. corn and sorghum crops were contaminated with aflatoxin in 2002 and the Company’s products were widely used in the identification of infected commodities and thereby the protection of consumers from exposure to this carcinogen. The 2003 crop was largely free of aflatoxin. Sales of allergen detection products increased 36% in the three month period and 39% in the six-month period as the Company continues to enjoy rapid market acceptance of these products.

Animal Safety revenues benefited from sales of the Company’s new line of disposable needles and increased sales of D-3 needles that combined resulted in nearly a $250,000 increase in sales in this product category for the quarter and $500,000 for the six-month period. Revenues from the Company’s vaccine and p.acnes products were down $150,000 in comparison to the prior year primarily in the six-month period as the p.acnes product was used extensively to boost immunity in horses against West Nile virus in the first quarter of the 2002 year. Sales in the second quarter and the six-months were up $500,000 in comparison to the prior year from the sales of products for use as vascular dilators in horses and as antibiotics for the general animal market. The characteristics of the customers and the sales base of these products are such that similar revenues may not be present in any single future quarter.

Gross margins decreased from 55.9% to 52.9% in the three-month comparative period and decreased from 55.2% to 52.1% in the six-month period ended November 30, 2003 in comparison with the prior year. These decreases in margins resulted from changes in product mix and the effect of the new manufacturing facility in Lansing that came on line in the first quarter of the current year. This new facility will provide significantly expanded production capability for Food Safety diagnostic products.

Sales and marketing expenses decreased $326,000 in the three-month period and $232,000 in the six-month period. As a percentage of revenues these expenses decreased from 25% of sales to 21% of sales in the three-month period and decreased from 25% to 22% in the six-month period. Cost control measures were responsible for the percentage decreases from the prior year.

General and administrative expenses increased $236,000 in comparison with the prior year three-month period ended November 30, 2003 and decreased $37,000 when compared in the six-month period of the prior year. The increase in second quarter expenses arose primarily from the addition of subsidiary operations in Scotland and China, as well as expenses related to the increased levels of operations of the Company. During the six-month period, administrative expenses decreased due to reimbursements made by third parties to the Company for legal costs for legal costs that were previously expensed related to two disputes that were settled in the first quarter of fiscal 2004. As a percentage of revenue these expenses increased from 8% to 10% in the three-month period and decreased from 9% to 8% for the six-month period ended November 30, 2003.

Research and development expenses decreased by $190,000 for the three-month period ended November 30, 2003 as compared to the same period in the prior year and decreased $169,000 in the six-month period in comparison with the same period in the prior year. As a percentage of revenue these expenses decreased from 7% to 5% in the three-month period and from 6% to 5% for the six-month period ended November 30, 2003. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income was substantially unchanged when comparing the fiscal 2004 three-month and six-month periods with those of the prior year. Federal and state income tax rates used in the computation of income tax expense in the periods remained the same as those in the prior year.

Financial Condition and Liquidity

At November 30, 2003, the Company had $2,045,000 in cash and marketable securities, working capital of $18,728,000 and stockholders’ equity of $44,901,000. In addition, available bank lines totaled $11,900,000. Cash and marketable securities decreased by $6,852,000 from May 31, 2003 primarily due to the acquisition of HACCO Inc. and Hess & Clark, Inc. during the second quarter as described in Note 9 to the interim consolidated financial statements.

Accounts receivable were $434,000 higher than at May 31, 2003 with $122,000 of receivable balances acquired in the acquisitions. Days outstanding in account receivables decreased from 56 days at May 31, 2003 to 53 days as of November 30, 2003. Management believes that the recorded allowances are adequate to provide for accounts that may become uncollectable. Inventories at November 30, 2003 increased $2,165,000 with $1,750,000 resulting from the acquisitions and the remainder resulting from the continued policy of maintaining adequate inventories to meet customer needs. The decrease of $381,000 in current liabilities results from the timing of payments.

At November 30, 2003 the Company had material commitments for the purchase of two pieces of property. Subsequent to the quarter, the Company purchased a facility in Lexington, Kentucky for approximately $1,900,000 and a facility in Lansing, Michigan for approximately $802,000. These facilities are expected to replace certain leased facilities and also to be used in expanding the Company’s operations as the need arises. The purchases were financed by drawings under the bank line of credit.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash and marketable securities as of November 30, 2003, along with its available bank line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and marketable securities may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposures of varying correlations and volatilities with regard to interest rate and foreign exchange rate risks.

The Company’s exposure to market risk for changes in interest rates relates to its portfolio of marketable securities. The Company has not had significant fixed rate borrowings. Interest rate risk is managed by investing in high-quality issuers and seeking to avoid principal loss of invested funds by limiting default risk and market risk. Default risk is managed by investing in only high-credit-quality securities and by responding appropriately to a significant reduction in credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meetings of the Company were held on October 2, 2003 and October 9, 2002. The matters voted upon and the results of the vote follow:

THE MEETING HELD OCTOBER 2, 2003:

1)	Election of Directors	For
	Lon M. Bohannon	4,930,820
	Herbert D. Doan	5,386,567
	Gordon E. Guyer	5,254,969

THE MEETING HELD OCTOBER 9, 2002:

I)	Election of Directors	For
	James L. Herbert	5,251,079
	G. Bruce Papesh	5,432,029
	Thomas H. Reed	5,308,429

II)	Approval of 2002 Employee
	Stock Purchase Plan	5,272,340

Items 2, 3, and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

10.	(ac)Comerica Bank Loan Documents

10.	(ad)Stock Purchase Agreement between registrant and United Agri Products dated November 21, 2003. (HACCO, Inc.)

10.	(ae)Stock Purchase Agreement between registrant and United Agri Products dated November 21, 2003. (Hess & Clark, Inc.)

31.1	– Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	– Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.	– Certification pursuant to 18 U.S.C. section 1350

(b)	Reports on Form 8-K Filed in Quarterly Period Ended November 30, 2003.

Form 8-K dated September 25, 2003:

ITEM 12.	Results of Operations and Financial Condition Press Release dated September 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION (Registrant)
Dated: January 14, 2004

	By:	/s/ JAMES L. HERBERT

James L. Herbert President and Chief Executive Officer

Dated: January 14, 2004

	By:	/s/ RICHARD R. CURRENT

Richard R. Current Vice President and Chief Financial Officer