Form 10-Q
period 2004-02-29
NEOGEN CORP
filed 2004-04-14
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

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

As of April 1, 2004, there were 8,009,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 29, 2004	May 31, 2003
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$1,597	$1,061
Marketable securities	—	7,836
Accounts receivable, less allowance of $ 572 and $ 611	9,533	7,499
Inventories	12,445	9,840
Deferred income taxes	694	694
Prepaid expenses and other current assets	1,375	1,041

TOTAL CURRENT ASSETS	25,644	27,971

NET PROPERTY AND EQUIPMENT	10,375	4,640

OTHER ASSETS
Goodwill and other non-amortizable intangible assets	20,812	13,665
Other non-current assets, net of accumulated amortization of $ 767 and $ 860	1,496	1,760

	$58,327	$48,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,776	$3,273
Accruals	3,557	2,490

TOTAL CURRENT LIABILITIES	6,333	5,763

LONG-TERM DEBT	4,600	—
DEFERRED INCOME TAXES	405	405
OTHER LONG-TERM LIABILITIES	454	466

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,008,472 shares issued and outstanding at February 29, 2004; 7,750,608 shares issued and outstanding at May 31, 2003	1,281	992
Additional paid-in capital	25,524	24,830
Accumulated other comprehensive income	125	3
Retained earnings	19,605	15,577

TOTAL STOCKHOLDERS’ EQUITY	46,535	41,402

	$58,327	$48,036

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28, Note 1
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Sales	$14,717	$11,403	$40,196	$35,158
Cost of goods sold	7,791	5,361	20,007	16,006

GROSS MARGIN	6,926	6,042	20,189	19,152

OPERATING EXPENSES
Sales and marketing	3,001	2,957	8,727	8,903
General and administrative	1,368	1,049	3,423	3,141
Research and development	792	621	2,120	2,118

	5,161	4,627	14,270	14,162

OPERATING INCOME	1,765	1,415	5,919	4,990

OTHER INCOME
Interest income	2	24	45	70
Interest expense	(32)	—	(32)	—
Other	7	91	136	294

	(23)	115	149	364

INCOME BEFORE INCOME TAXES	1,742	1,530	6,068	5,354
INCOME TAXES	559	500	2,040	1,848

NET INCOME	$1,183	$1,030	$4,028	$3,506

NET INCOME PER SHARE – Note 3:
Basic	$.15	$.14	$.51	.46

Diluted	$.14	$.13	$.48	$.44

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2003	6,200	$992	$24,830	$3	$15,577	$41,402
5 for 4 stock split – Note 3	1,591	255	(255)
Exercise of options and warrants	217	34	949			983
Comprehensive income:
Net income for the nine months ended February 29, 2004					4,028	4,028
Foreign currency translation adjustments				122		122

Total comprehensive income						4,150

Balance, February 29, 2004	8,008	$1,281	$25,524	$125	$19,605	$46,535

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 29/28,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net income	$4,028	$3,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	907	945
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,912)	(800)
Inventories	(1,152)	(84)
Prepaid expenses and other current assets	(278)	37
Accounts payable	(497)	(641)
Accruals	(171)	909

NET CASH PROVIDED BY OPERATING ACTIVITIES	925	3,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	39,378	30,022
Purchases of marketable securities	(31,542)	(31,078)
Purchases of property and equipment and other assets	(3,774)	(2,148)
Acquisitions	(10,034)	—

NET CASH USED IN INVESTING ACTIVITIES	(5,972)	(3,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	4,600	—
Net payments for repurchase of common stock	—	(485)
Net proceeds from issuance of common stock	983	687

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,583	202

INCREASE IN CASH	536	870
CASH AT BEGINNING OF PERIOD	1,061	2,012

CASH AT END OF PERIOD	$1,597	$2,882

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended February 29, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2004. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2003 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2003.

The Company previously classified shipping revenue as an offset to the related expense in sales and marketing in the consolidated statements of income. Beginning June 1, 2003, these amounts have been classified as revenue. Previously reported fiscal year 2003 revenue and sales and marketing expense balances have been reclassified to conform with fiscal year 2004 presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 29, 2004	May 31, 2003
	(In thousands)
Raw materials	$4,362	$3,231
Work-in-process	386	422
Finished goods	7,697	6,187

	$12,445	$9,840

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 29/28		Nine Months Ended February 29/28
	2004	2003	2004	2003
	(In thousands, except share and per share amounts)
Numerator for basic and diluted
net income per share:
net income	$1,183	$1,030	$4,028	$3,506

Denominator:
Denominator for basic net income per share-weighted average shares	7,979	7,629	7,878	7,641
Effect of dilutive stock options and warrants	533	353	467	319

Denominator for diluted net income per share	8,512	7,982	8,345	7,960

Net income per share:
Basic	$.15	$.14	$.51	$.46

Diluted	$.14	$.13	$.48	$.44

On January 2, 2004, the Company paid a 5 for 4 stock split in the form of a stock dividend. All income per share amounts have been retroactively restated to reflect the split as if it took place at the beginning of all periods presented.

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of February 29, 2004, the Company has purchased 871,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended February 29, 2004 and February 28, 2003 follow:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2004
Net sales to external customers	$6,741	$7,976	$—	$14,717
Operating income	615	1,256	(106)	1,765

Fiscal 2003
Net sales to external customers	$6,446	$4,957	$—	$11,403
Operating income	1,151	458	(194)	1,415

Segment information for the nine months ended February 29, 2004 and February 28, 2003 follow:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2004
Net sales to external customers	$20,770	$19,426	$—	$40,196
Operating income	3,422	2,740	(243)	5,919
Total assets	25,492	31,778	1,057	58,327

Fiscal 2003
Net sales to external customers	$19,608	$15,550	$—	$35,158
Operating income	3,905	1,665	(580)	4,990
Total assets	19,474	18,228	6,178	43,880

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

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

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Net income:
As reported	$1,183	$1,030	$4,028	$3,506
Deduct-compensation expense based on fair value method	(249)	(187)	(643)	(509)

Pro forma	$934	$843	$3,385	$2,997
Basic net income per share:
As reported	$.15	$.14	$.51	$.46
Pro forma	$.12	$.11	$.43	$.39
Diluted net income per share:
As reported	$.14	$.13	$.48	$.44
Pro forma	$.11	$.11	$.41	$.38

7. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of Management, will not have a material effect on its future results of operations or financial position.

8. SHIPPING EXPENSE

The Company classifies shipping expense with sales and marketing expense. Such expenses totaled $562,000 and $1,474,000 in the three and nine month periods ended February 29, 2004, respectively, and $424,000 and $1,213,000 in the three and nine month periods ended February 28, 2003, respectively.

9. BUSINESS ACQUISITIONS

As of February 28, 2003, the Company acquired, in a purchase business combination, the outstanding common stock of Adgen Ltd. of Ayr, Scotland, a Company involved in the manufacture and sale of diagnostic test kits for the detection of plant diseases and the distribution of food safety diagnostic test kits. Consideration was net cash of $1,850,000 and 32,000 shares of common stock with a fair value of $341,000. Additionally, the Company is obligated to pay contingent consideration based on future annual revenue levels. As of February 29, 2004, no additional consideration has been paid as such required revenue levels have not been achieved. If all revenue and net income levels are achieved, the Company could pay $450,000 of additional consideration. If consummated as of the beginning of fiscal 2003, operating results would not have been materially different from amounts previously reported.

On November 21, 2003, Neogen Corporation purchased 100% of the common stock of Hacco, Inc. and of Hess & Clark, Inc. from United Agri Products, Inc. a then wholly owned subsidiary of ConAgra, Inc. Hacco has principal offices in Randolph, Wisconsin, and is a producer of rodenticide products. The Hess & Clark acquisition was principally a product line acquisition in which the Company acquired lines of disinfectants and antibacterials.

Consideration for the acquisitions, subject to certain post closing adjustments, was $10,000,000 million in cash plus the assumption of approximately $1,000,000 million of liabilities. On a preliminary basis pending final asset valuation procedures, allocation of the purchase price included current assets of $2,000,000, property plant and equipment of $2,400,000, goodwill and other assets of $6,600,000.

Unaudited pro forma financial information, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2002 is as follows:

	Nine months ended February 29/28
	2004	2003
	(In thousands except per share amounts)
Revenue	$46,440	$43,820
Net income	$4,448	$4,180
Diluted net income per share	$.53	$.53

10. LONG TERM DEBT

On November 26, 2003, the Company entered into a new financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000 that replaced certain previously existing borrowing arrangements. Interest is at prime less 1.25% or Eurodollar prime equivalent, less 150 basis points at the Company’s option (rate elected was 2.50% at February 29, 2004). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at the balance sheet date. The agreement matures September 1, 2005.

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

When management determines that the carrying value of intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value is compared to estimated fair value determined based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model. Any impairment identified in this computation is given current recognition in any unissued financial statements.

Three and Nine Months Ended February 29, 2004 Compared to Three and Nine Months Ended February 28, 2003

Executive Overview

On an overall basis the quarter had excellent increases in revenues compared to the same quarter in the prior year primarily as a result of revenue increases in the Animal Safety segment. The Animal Safety segment’s revenue increases came from the Company’s late November acquisitions of Hacco, Inc. and Hess & Clark, Inc. that were reported as new components of this segment in the current year. Additionally, Animal Safety segment revenues from continuing products increased 12% following a year in which the segment experienced little growth. Growth came as the result of economic improvements in certain markets and from implementation of the segment’s sales and marketing plans. Food Safety segment revenues increased 5% with difficult revenue comparisons in the current year due to large weather related sales increases in the prior year. The segment had successes during the quarter in sales of test kits for Listeria, Salmonella, and allergens and had a large delivery of test kits for genetically modified organisms to Brazil. While total revenues were up 29%, net income was up 15% principally as a result of the effect of changes in product mix on overall gross margins and the effect of the integration costs of the Hacco and Hess & Clark acquisitions. While these costs will begin to abate in the Company’s fourth quarter, additional costs of the acquisition will continue to be incurred into early fiscal 2005.

For the nine month period the results and the overall explanations thereof were much the same as for the third quarter with the revenue increases of the Animal Safety segment having the largest effect on overall sales increases for the Company. The Food Safety segment was affected by the same difficult weather related comparisons as in the prior year when sales were up 31% compared to the third quarter of the 2002 year.

See the discussions below for more detail analysis of the results of the Company’s operations for the three and nine month periods ended February 29, 2004 as compared to the same periods in the prior year.

Detail Revenue Changes

	Three Months Ended				Nine Months Ended
	29-Feb-04	28-Feb-03			29-Feb-04	28-Feb-03
	(Dollars in Thousands)
Food Safety

Natural Toxins & Allergens	$2,278	$2,798	$(520)	-18.6%	$8,174	$8,462	$(288)	-3.4%
Bacteria & General Sanitation	2,590	2,528	62	2.5%	7,861	7,850	11	0.1%
Other	1,873	1,120	753	67.2%	4,735	3,296	1,439	43.7%

	6,741	6,446	295	4.6%	20,770	19,608	1,162	5.9%

Animal Safety

Life Sciences & Other	881	822	59	7.2%	2,738	2,900	(162)	-5.6%
Vaccines	378	217	161	74.2%	851	697	154	22.1%
Rodenticides & Disinfectants	2,139	—	2,139		2,285	—	2,285
Veterinary Instruments	1,388	1,097	291	26.5%	3,234	2,478	756	30.5%
Other	3,190	2,821	369	13.1%	10,318	9,475	843	8.9%

	7,976	4,957	3,019	60.9%	19,426	15,550	3,876	24.9%

Total Sales	$14,717	$11,403	$3,314	29.1%	$40,196	$35,158	$5,038	14.3%

Within the Food Safety business segment, sales of natural toxin test kits decreased by 24.4% in the three-month period and decreased 8.3% in the nine-month period in comparison with the prior year. A significant portion of the U.S. grain crop was contaminated with aflatoxin in 2002 and the Company’s products were widely used in the identification of infected commodities and thereby the protection of consumers from exposure to this carcinogen. The 2003 crop was largely uninfected. Sales of allergen detection products increased 30.4% in the three-month period and 40.9% in the nine-month period ended February 29, 2004. The Company continues to enjoy rapid market acceptance of these products. Sales of diagnostic tests for monitoring bacteria and general sanitation increased 2.4% in the three-month period and were equal to the prior year in the nine-month period. The Company experienced heavier levels of competition and decreased levels of testing for E.coli by certain customers during the three and nine month periods. Sales of tests for the detection of Listeria and Salmonella increased by 28% and 8% in the three-month periods and 22% and 7% in the nine-month periods. Product sales for the general sanitation markets increased 16.3% in the three-month period and by 19.5% in the nine-month period. These increases were the result of increased market penetration and general acceptance of these product offerings. Other sales increased by 67.2% in the three-month period ended February 29, 2004 and 43.7% in the nine-month period. During the third quarter, Neogen shipped a substantial order of test kits to Brazil to detect soybeans that have been genetically modified to make them tolerant to Roundup herbicides. Brazil is a leading exporter of soybeans to the European market, which demands assurances that the commodity is GMO-free.

Within the Animal Safety business segment, sales of Life Sciences and other related products increased 7.2% in the three months ended February 2004 and decreased 5.6% in the nine-month period in comparison with the prior year. These product sales have remained reasonably consistent with the prior year, the testing market for drugs of abuse in race-horses and greyhounds, being a mature market, does not have the number of opportunities for growth and expansion as many of the Company’s other markets. Sales of Neogen’s vaccine for equine botulism increased by 74.2% in the three-month period and 22.2% in the nine-month period due to timing of certain international deliveries. The addition of Hacco’s rodenticides and Hess & Clark’s disinfectants in the November acquisition were a significant addition to the sales of the Animal Safety business segment. Sales of veterinary instruments in the three-month period ended February 2004 were up 26.5% and sales in the nine-month period were up 30.5% significantly from sales into the retail segment including the addition of 100 Petsmart locations and the important Midwestern farm and ranch retailer Mattoon Rural King. Other sales consisting primarily of Amvet Pharmaceutical products and Triple Crown products increased 13.1% in the three-month period and 8.9% in the nine-month period as the Company continues to penetrate the companion animal markets.

Gross margins decreased from 53.0% to 47.1% in the three-month comparative period and decreased from 54.5% to 50.2% in the nine-month period ended February 28, 2003 in comparison with the prior year. These decreases in margins resulted from changes in product mix and the effect of the addition of the products of Hacco and Hess & Clark. These products have lower gross margins, somewhat offset by lower overall operating costs.

Sales and marketing expenses increased $44,000 in the three-month period and decreased $176,000 in the nine-month period. As a percentage of revenues these expenses decreased from 26% of sales to 20% of sales in the three-month period and decreased from 25% to 22% in the nine-month period. Cost control measures were responsible for the percentage decreases from the prior year.

General and administrative expenses increased $319,000 in comparison with the prior year three-month period ended February 29, 2004 and increased $282,000 when compared in the nine-month period of the prior year. The increase in third quarter expenses arose primarily from the addition of subsidiary operations of Adgen and Hacco as well as expenses related to the increased levels of operations of the Company. During the nine-month period, administrative expenses decreased due to reimbursements made by third parties to the Company for legal costs that were previously expensed related to two disputes that were settled in the first quarter of fiscal 2004. As a percentage of revenue these expenses remained at 9% in the comparable three-month and nine-month periods.

Research and development expenses increased by $171,000 for the three-month period ended February 29, 2004 as compared to the same period in the prior year and increased $2,000 in the nine-month period in comparison with the same period in the prior year. As a percentage of revenue these expenses remained at 5% in the three-month period and decreased from 6% to 5% for the nine-month period ended February 29, 2004. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income was substantially unchanged when comparing the fiscal 2004 three-month and nine-month periods with those of the prior year. Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year.

Financial Condition and Liquidity

At February 29, 2004, the Company had $1,597,000 in cash and marketable securities, working capital of $19,311,000 and stockholders’ equity of $46,535,000. In addition, available bank lines totaled $10,400,000. Cash and marketable securities decreased by $7,300,000 from May 31, 2003 primarily due to the use for the acquisition of Hacco Inc. and Hess & Clark, Inc. during the second quarter as described in Note 9 to the interim unaudited consolidated financial statements.

Accounts receivable were $2,034,000 higher than at May 31, 2003. Days outstanding in account receivables decreased from 56 days at May 31, 2003 to 55 days as of February 29, 2004. Management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at February 29, 2004 increased $2,605,000 with $1,750,000 resulting from the acquisitions of Hacco and Hess & Clark and the remainder resulting from the continued policy of maintaining adequate inventories to meet customer needs. The increase of $570,000 in current liabilities results from the timing of payments.

During the third fiscal quarter, the Company purchased an office, manufacturing and distribution facility in Lexington, Kentucky for approximately $1,900,000 and a facility in Lansing, Michigan for approximately $800,000. It is expected that expenditures of up to $1,000,000 will be incurred to outfit the facilities to meet the Company’s needs. These facilities replace certain leased facilities and also will be used in expanding the Company’s operations as needs arise. The purchases were financed by drawings under the bank revolving line of credit.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash as of February 29, 2004, along with its available bank revolving line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and bank lines may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has minimal interest rate and foreign exchange rate risk exposure and no fixed rate investments or borrowings. Generally sales are denominated in U.S. dollars, however, because the Company markets and sells its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

The Company has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound. This investment is considered long-term accordingly, the Company does not hedge its net investment or engage in other foreign currency hedging activities due to the insignificance of the balances to the Company as a whole.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of Management, will not have effect on its future results of operations or financial position.

Items 2,3,4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2 – Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.   – Certification pursuant to 18 U.S.C. section 1350

(b) Reports on Form 8-K Filed in Quarterly Period Ended February 29, 2004.

Form 8-K dated December 5, 2003

Item 2.	Acquisition of Disposition of Assets – Reporting the acquisition of Hacco, Inc. and Hess & Clark, Inc.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits.

Form 8-K dated December 15, 2003

Item 5.	Others Events - Reporting 5 for 4 Stock Split in the form of a dividend as of January 2, 2004.

Form 8-K dated January 8, 2004

Item 7.	Financial Statements and Exhibits.

Item 12.	Results of Operations and Financial Condition—Press Release dated January 7, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION (Registrant)
Dated: April 14, 2004
	By:	/S/ JAMES L. HERBERT
James L. Herbert
President and Chief Executive Officer

Dated: April 14, 2004
	By:	/S/ RICHARD R. CURRENT
Richard R. Current
Vice President and Chief Financial Officer