Form 10-K
period 2004-05-31
NEOGEN CORP
filed 2004-08-16
CIK 711377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2004

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

Based on the closing sale price on May 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $109,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 8,017,000 on July 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 14, 2004 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

PART I.

ITEM 1.	BUSINESS

Neogen Corporation and subsidiary (Neogen or the Company) develops, manufactures, and markets a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed by company sales personnel in the United States, Canada, the United Kingdom and parts of Europe and by distributors elsewhere to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and gene probe products that rely on the Company’s proprietary antibodies and RNA and DNA probes to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Tampa, Fla., produces immunostimulant products for horses and dogs, and its unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

Management’s vision is for Neogen to become a world leader in development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While the elements of the strategy are stated in order of importance over the long term, management understands and believes that strategic acquisitions will provide the best opportunity for more rapid growth in the short term. For that reason, an active acquisition program is maintained and financial and other resources are maintained to capitalize on opportunities as they arise.

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

Trademarks and registered trademarks Neogen markets its products under include: Corporate: Neogen®, Neogen flask®; Food Safety: AccuScan™, AccuPoint®, Acumedia® and logo®, Agri-Scan®, Agri-Screen®, Agri-Screen Ticket®, Alert®, GeneQuence™, Gene-Trak®, ISO-GRID™, Reveal®, Revive®, Veratox®; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, DC&R®, Dr. Frank’s®, ElectroJac®, ELISA Technologies®, EqStim®, EquiMax™, Fura-Zone®, Gnat-Away™, GNatural™, Gold Nugget® and logo®, Gold Wrap™,Havoc®, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, Iso-Prine™, K-Blue®, K-Gold®, MegaShot™, Mini-Shot®, MycAseptic®, NFZ™, NeedleGard®, Paddock & Pasture®, PanaKare™, Poridon®, Pro-Pistol™, Pro-Shot™, Prozap®, Pyril-Pam®, Ramik®, RenaKare™, Shine N’ Glo™, Spec-Tuss™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™ and Logo®, Triple Heat™, Tri-Soxsuprine™, UriKare™, Vita-15™.

PRODUCTS

Neogen operates in two primary business areas: products for the detection of pathogens, natural toxins and other unwanted substances in food and feed products, the Food Safety segment, and products dedicated to animal health, the Animal Safety segment. See Notes to Consolidated Financial Statements elsewhere in this form 10-K for financial information about the Company’s business segments and international operations.

FOOD SAFETY SEGMENT

The products of Neogen’s food safety segment consist primarily of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns.

Most of the Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies, the most sensitive and specific available, sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s test kits are available in microwell formats, which allow for the rapid processing of a large number of samples and automated procedures, and lateral flow and other similar devices that provide distinct visual results. Each test kit uses antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests, similar in technology to home pregnancy tests, make them accessible to all levels of food producers, processors and handlers with minimal equipment and training.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies. Every year since 1994, the USDA’s Federal Grain Inspection Service has awarded the Company a contract for the exclusive use of its quantitative test for aflatoxin (a toxic mold by-product) in grain commodities. Similarly, the USDA’s Food Safety Inspection Service has renewed its contract every year since 1994 to use the Company’s rapid test for E. coli O157:H7 to assist in screening the nation’s beef supply for the deadly bacterium.

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

Neogen also offers other test methods and products to complement its immunoassay tests. The Company’s line of Gene-Trak® and GeneQuence™ assays utilize DNA probe hybridization technology to create exceptionally sensitive and specific tests to detect foodborne bacteria. Instead of using antibodies as in an immunoassay to “capture” a target pathogen that may be present in a sample, this technology uses a portion of the target pathogen’s unique ribosomal RNA (rRNA) sequence to bind to complementary rRNA strands of the pathogen in a sample. The result is a test with the ease and speed of a rapid test method, but the specificity of a time- consuming conventional laboratory method (specificity is a test’s ability to distinguish between a target pathogen, and a closely-related but innocuous bacterium).

Neogen’s Acumedia® subsidiary offers dehydrated culture media for varied purposes, including traditional bacterial testing, and growing beneficial bacteria, such as cultures for sausages and beer. The Company’s customers for dehydrated culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Neogen manufactures and markets a rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy to use and relatively inexpensive test uses bioluminescence to quickly (in less than 10 seconds) determine if a food contact surface has been sanitized completely prior to reuse. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. The more light, the more present ATP and the greater the need for more thorough sanitation. The Company’s wide-ranging customer base for its ATP sanitation testing products in the United States and on a worldwide basis beginning in 2004; includes food and beverage processors and the foodservice industry as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 49.7%, 55.5%, and 49.9% of the Company’s total revenues for fiscal years ended May 31, 2004, 2003 and 2002, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s animal safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products to the worldwide animal safety market.

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

On November 21, 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brands, Ramik®, Havoc® and Prozap®. On the same date, it also acquired Hess & Clark, Inc. Hess & Clark’s principal products are disinfectants, such as DC&R®, used in animal and food production facilities and proprietary anti- bacterials for animals.

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

Neogen markets a complete line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ are three times stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

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

Revenues from Neogen’s Animal Safety Division accounted for 50.3%, 44.5%, and 50.1% of the Company’s total revenues for fiscal years ended May 31, 2004, 2003 and 2002 respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2004, the Company had more than 5,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 5,000. A total of 93 employees are assigned to sales and marketing functions within the Company. No single distributor or customer accounted for 10% or more of the Company’s revenues in any of the past three years.

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

ANIMAL SAFETY SALES AND MARKETING

Neogen markets a broad range of pharmaceuticals, vitamin injectibles, wound care products, topicals, instruments, testing services and a vaccine to the veterinary market. The product range is focused on the food (cattle and pigs) and companion (horses, dogs, and cats) animal markets. Neogen’s sales group works directly with key horse veterinarians, clinics and universities while supporting the efforts of over 500 domestic distributor sales representatives calling on 35,000 plus veterinarians. Neogen supports its veterinary distribution channel through product training, field support, promotions and technical service.

The over-the-counter (OTC) animal health market is larger than the veterinary market and offers significant growth opportunities for Neogen and its products. Neogen again offers a broad range of animal health products including well recognized brands of rodenticides, disinfectants, instruments, electrolytes and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, like Durvet, Universal Cooperative and AgriLabs, traditional two-step distributors, catalogers and large retail chains. Some of the retail chains include Tractor Supply Company (TSCO:Nasdaq), PETsMART (PETM:Nasdaq) and Orscheln’s Farm & Home. Support includes product training, field support, planogram solutions, promotions and advertising.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Internationally, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of more than 100 distributors in 65 countries. The distributors provide local training and technical support, perform market research, and promote Company products around the world.

Neogen’s March 2003 acquisition of Adgen Ltd., (now Neogen Europe, Ltd.), provides the Company better access to the European Union, and allows it to better serve its network of customers and distributors throughout the EU. Prior to the acquisition, Adgen was a major distributor of Neogen products in Europe, and a producer and marketer of its own agricultural diagnostic testing products. Adding Adgen’s experienced research and development team continues to be a strong asset in the development of products tailored to meet unique requirements of the European market.

Since 2002, Neogen has continued to maintain a presence in Shanghai, China, to better serve the expanding food safety market, as well as more closely manage its Chinese animal safety manufacturing. Neogen intends to use local distributors to introduce the Company’s products in the Chinese market.

ANIMAL SAFETY:

The Animal Safety’s international sales group has established a strong presence in several key markets with rodenticides, disinfectants, instruments and veterinary products. Primary utilizing in-country distributors and US-based exporters, these markets include Mexico, Canada, Australia, EU, South America, and the Caribbean. Diagnostic products are sold around the world through an extensive distributor network.

GENERAL:

Revenues from Neogen’s international sales have accounted for 25%, 20%, and 21% of the Company’s total revenues for fiscal years ended May 31, 2004, 2003 and 2002, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 28 individuals, in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $2.9 million, $2.9 million and $2.3 million, representing 5%, 6% and 5%, of total revenues in fiscal 2004, 2003 and 2002, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 5% to 6% of total revenues.

Neogen has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharmacologics markets, as well as engineering projects for new and improved veterinary instruments. Management expects that these products will be available for marketing in fiscal years 2005 to 2007.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. For fiscal 2004, 2003 and 2002, royalty expense under these agreements amounted to $900,000, $1,524,000 and $1,215,000, respectively.

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

One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim and ImmunoRegulin. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. In China nine of the Company’s immunoassay based test kits are listed in the GB, or National Standard. Listings of these products are expected assist to generate future sales into Government and other laboratories in China.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Baltimore, Maryland; Tampa, Florida; and Ayr, Scotland. There are currently approximately 150 full-time employees assigned to manufacturing in these six locations. All locations generally operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergen and pesticides, final kit assembly, quality assurance and shipping takes place from the Company’s facility in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for the Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Other reagents are similarly prepared by the chemistry group.

Manufacture of pharmacological diagnostic test kits, test kits for drug residues and of animal health products takes place from the Company’s facility in Lexington, Kentucky. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products that are purchased finished or that are toll manufactured by third party vendors and veterinary instruments are warehoused and shipped from the Company’s Lexington facility.

Manufacture of rodenticides and disinfectants takes place in Randolph, Wisconsin. Manufacturing consists of blending technical material (active ingredient) with bait consisting principally of various grains. Final manufacture, packing and shipment are all performed by Neogen personnel.

The Baltimore, Maryland, facility is a FDA-approved manufacturing plant devoted to the production of dehydrated culture media products. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from the Baltimore facility or from warehoused product in Lansing, Michigan.

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

Competition in the rodenticide market includes several companies of comparable size that offer products into similar market segments. The rodenticide retail market is dominated by a single brand. While the technical materials used by the competing companies are similar, Neogen uses techniques to better draw rodents to the product and thereby improve the objectives of the product.

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

The Company’s rodenticide products generally require registration with U.S. governmental agencies at federal and state levels and with foreign governments.

EMPLOYEES

Currently, the Company employs 337 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentially agreements with the Company.

ITEM 2.	PROPERTIES

Neogen owns eight separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located nearby at 703 and 720 Shiawassee, total 25,000 square feet and are used for manufacture of food safety products. Remaining buildings in Lansing, principally a building at 501 N. Hosmer with a combined total of 46,000 square feet, are used for manufacturing of veterinary instruments and held for pending future expansion.

Animal Safety sales and marketing, diagnostic test kit manufacturing and distribution of all other Animal Safety products takes place from an 80,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

Animal Safety pharmaceutical, supplement and topical product manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease through December 31, 2007 currently requiring monthly payments of $6,059.

Dehydrated culture media manufacturing takes place in a FDA licensed facility. The operations are located in 14,400 square feet of leased space at 9601 Pulaski Park Drive, Baltimore, Maryland. The lease, which expires November 30, 2004, provides for monthly payments of $7,980. Upon expiration of the lease on this facility, management believes it negotiate a new lease on the existing facility or relocate to a comparable facility with materially similar costs.

The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of three animal safety products takes place. This USDA-approved facility is subject to a non-cancelable lease through September 2004. The current rental rate is $5,237 monthly. The lease is currently under negotiation for renewal and management expects that renewal at an acceptable rate will be obtained.

Neogen Europe Ltd. operations take place in 12,948 square feet in the Cunningham Building at Auchincruive Ayrshire Scotland (on the campus of The Scottish Agricultural College at Ayr). The lease agreement on this property expires May 31, 2018, however, Adgen may terminate the lease after 5 years or 10 years from inception with a payment of 6 months or 3 months rent, respectively. The current rental rate is £34,650 annually increasing to £63,000 in year five (all plus value added tax).

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin.

These properties are in good condition, well-maintained, and generally suitable and adequate to carry on the Company’s business.

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

	High	Low
Fiscal Year Ended May 31, 2004
First Quarter	$15.52	$11.33
Second Quarter	17.51	13.61
Third Quarter	23.52	17.01
Fourth Quarter	22.80	15.83
Fiscal Year Ended May 31, 2003
First Quarter	$12.30	$8.79
Second Quarter	11.60	8.92
Third Quarter	12.41	9.80
Fourth Quarter	13.53	9.20

The stock prices in the above table reflect a stock dividend, having the effect of a 5-for-4 stock split, that was paid on December 31, 2003.

As of July 31, 2004, there were approximately 500 stockholders of record of Common Stock that management believes represents a total of approximately 6,000 beneficial holders. Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables sets forth selected consolidated financial data of Neogen for each of the five years ended May 31, 2004. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$12,178	$17,390	$20,970	$26,476	$27,567
Animal Safety Sales	12,050	18,366	21,095	21,209	27,931

Total Sales	24,228	35,756	42,065	47,685	55,498
Cost of Sales	10,860	17,157	20,196	21,763	27,989
Sales and Marketing	6,818	8,457	9,939	12,077	12,052
General and Administrative	2,587	4,039	4,178	4,146	5,022
Research and Development	1,600	1,838	2,252	2,914	2,893

Operating Income	2,363	4,265	5,500	6,785	7,542
Other Income
Litigation Settlement	1,100	—	—	—	—
Interest and Other	821	605	460	488	132

Income Before Taxes	4,284	4,870	5,960	7,273	7,674
Provision for Income Taxes	1,210	1,700	2,015	2,486	2,575

Net Income	$3,074	$3,170	$3,945	$4,787	$5,099

Net Income per Share (basic) (1)	$.42	$.44	$.53	$.63	$.64
Net Income per Share (diluted) (1)	$.42	$.43	$.49	$.60	$.61
Common Shares Outstanding (diluted) (1)	7,403	7,395	7,972	7,985	8,397

	May 31
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash and Marketable Securities	$10,670	$7,182	$6,353	$8,897	$1,696
Working Capital	18,265	18,244	19,285	22,208	20,619
Total Assets	29,529	33,022	40,270	48,036	59,975
Long-Term Debt	77	28	—	—	3,900
Stockholders’ Equity	25,804	29,337	35,546	41,402	47,842

(1)	On December 31, 2003, the Company paid a 5-for-4 stock split effected in the form of a dividend of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split as if it had taken place at the beginning of the period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, any forward-looking statements represent management’s views only as of the day this Report on Form 10-K was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While management may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its views change.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including those related to receivable allowances, inventories and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different, assumptions or conditions.

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

Accounts Receivable Allowance

Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information, such as changes in overall changes in customer credit and general credit conditions. Actual collections can differ from historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves could be required.

Inventory

Obsolete inventory is written off as it is identified against the reserve. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations. A reserve for obsolescence is established based on an analysis of the inventory taking into account the current condition of the asset as well as other known facts and future plans. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change.

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2004 and it was determined that no impairment exists. There was also no impairment indicated for 2003 or 2002. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

•	Significant underperformance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

When management determines that the carrying value of intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value is compared to a value determined based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model. Any impairment identified in this computation is given current recognition in any unissued financial statements. Changes to the discount rate used in the analysis or discounted cash flows can have a significant impact on the results of the impairment test.

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the 2004 fiscal year had excellent increases in comparison with the fiscal year ended May 31, 2003 primarily as a result of revenue increases in the Animal Safety segment. A portion of the Animal Safety segment’s revenue increases came from the Company’s late November acquisitions of Hacco, Inc. and Hess & Clark, Inc. that were reported as new components of this segment in the current year. Additionally, Animal Safety segment revenue growth from continuing products increased 12% following a year in which the segment experienced little growth. Growth came as a result of economic improvements in certain markets and from implementation of the segment’s sales and marketing plans. Food Safety segment revenues increased 4% with difficult revenue comparisons in the current year following large weather related sales increases in the prior year. The segment had successes during the year in sales of test kits for Listeria, Salmonella, and allergens and increased sales of test kits for genetically modified organisms to South America. While total revenues were up 16%, net income was up 7% principally as a result of changes in product mix on overall gross margins, the effect of reorganization expenses related to the closing of the Chicago manufacturing operation that consolidated the veterinary instruments business to other locations within the Company and integration costs of the Hacco and Hess & Clark acquisitions, all offset by strong control of other costs.

REVENUES

(dollars in thousands)

	May 31, 2004	Increase (Decrease)	Twelve Months Ended May 31, 2003	Increase (Decrease)	May 31, 2002
Food Safety:
Natural Toxins and Allergens	$10,502	(7%)	$11,252	39%	$8,102
Bacterial and General Sanitation	10,457	—	10,417	17%	8,918
Other	6,608	37%	4,807	22%	3,950

	$27,567	4%	$26,476	26%	$20,970

Animal Safety:
Life Sciences and Other	$3,973	1%	$3,924	17%	$3,364
Vaccines	1,287	10%	1,166	4%	1,117
Rodenticides and Disinfectants	4,076	—	—	—	—
Veterinary Instruments	4,350	28%	3,395	(22%)	4,327
Other	14,245	12%	12,724	4%	12,287

	$27,931	32%	$21,209	1%	$21,095

Total Revenues	$55,498	16%	$47,685	13%	$42,065

Within the Food Safety business segment, sales of natural toxin and allergen test kits decreased 7% in comparison with the prior year. A significant portion of the U.S. grain crop was contaminated with aflatoxin in 2002 and the Company’s products were widely used in the Company’s 2003 fiscal year in the identification of infected commodities and thereby the protection of consumers from exposure to this carcinogen. The 2003 crop was largely uncontaminated. The Company continues to enjoy rapid market acceptance of the allergen products. Sales of diagnostic tests for monitoring bacterial pathogens and general sanitation products were unchanged in 2004. The Company experienced heavier levels of competition during the year and certain customers have decreased frequencies of testing for E.coli. Sales of diagnostic test kits for the detection of Listeria and Salmonella increased by 17% and 6% respectively in comparison with the prior year. These increases were the result of increased market penetration and general acceptance of these product offerings. Other sales increased by 37% principally due to increased penetration into the dehydrated cultured media markets and from increased sales of test kits to South America to detect soybeans that have been genetically modified to make them tolerant to Roundup herbicides.

In the year ended May 31, 2003, Food Safety sales increased 26% in comparison with the year ended May 31, 2002. Each of the Lansing based product groups contributed to the increase with a 17% increase coming from sales of tests to detect bacterial pathogens and general sanitation testing products. Additional increases resulted in a 39% increase coming from sales of products to detect natural toxins and allergen detection products. An outbreak of aflatoxin in the Midwest in 2002 contributed to the sharp increase in sales of natural toxin detection products. Growth in sales of detection products for several other natural toxins was strong as awareness for the need for testing for these toxins had increased. The growth in allergen detection products is fueled by public and producer recognition of this food safety problem. Sales of Acumedia, the Company’s dehydrated culture media manufacturing subsidiary, increased 15% in 2003 with continued penetration into Food Safety markets and the addition of other customers.

Within the Animal Safety business segment, sales of Life Sciences and other related products increased 1% in comparison with the prior year. Life Sciences and other products sales include sales of diagnostic products for detection of drugs of abuse in performance animals and life science products used by customers in research projects. Testing markets for drugs of abuse in performance animals is generally a mature market with revenues steady between the years. Markets for products marketed for use in the research and development of life sciences are cyclical, which accounted for the small growth in the category in 2004 following excellent growth in

2003. Sales of Neogen’s vaccine for equine botulism increased by 10% for the year due to strong international deliveries. The acquisition of Hacco’s rodenticides and Hess & Clark’s disinfectants in November were a significant addition to the sales of the Animal Safety business segment (see table above). Sales of veterinary instruments were up 28% in comparison with the prior year with significant sales to the chain store retail segment. Other sales consisted primarily of Amvet Pharmaceutical products and Triple Crown products, which increased 12% over the same period in the prior year as the Company continues to penetrate the animal safety market.

Overall sales for the Animal Safety segment in 2003 grew by 1% over the 2002 year. Double digit sales percentage increases were experienced in all Neogen Lexington product lines except for Triple Crown, which decreased by 14%. Sales of Life Sciences and other test kits increased by 17% in 2003 in comparison with the year ended 2002. Sales of Neogen’s equine vaccine increased by 4% in comparison with 2002. Overall veterinary instrument sales were down 22% in the period ended May 31, 2003 when compared with the period ended May 31, 2002. Competition in certain of the products that comprise the Triple Crown line increased dramatically during the year. Sales of Ideal veterinary products decreased 20% for over the counter instruments. This decrease resulted primarily from the prior year being inclusive of a large initial stocking order for Tractor Supply Company’s 413 United States stores and another initial stocking order for Ideal’s detectable D3 needles for the swine industry.

COST OF GOODS SOLD

(dollars in thousands)	2004	Increase	2003	Increase	2002
Cost of Goods Sold	$27,989	29%	$21,763	8%	$20,196

Cost of goods sold increased by 29% in 2004 and by 8% in 2003 in comparison with the prior year. This compares against a 16% increase in revenues in 2004 and a 13% increase in revenues in 2003. As expressed as a percentage of revenues, cost of goods sold was 50% in 2004, 47% in 2003 and 48% in 2002.

Food Safety gross margins were 57%, 61% and 60% in 2004, 2003 and 2002, respectively. Changes in margins between periods relate primarily to changes in product mix. With relatively higher levels of sales of diagnostic kits related to the aflatoxin outbreak in 2003, Food Safety margins were higher in that year than in either 2002 or 2004. Additionally, in 2004, the Company carried certain additional overhead costs related to the new diagnostic manufacturing facility and the new ATP product introduction late in the year that adversely affected gross margins.

Animal Safety gross margins were 42%, 45% and 44% in 2004, 2003 and 2002, respectively. Changes in margins between periods relate primarily to product mix. In particular, margins on certain products are subject to fluctuations based on market conditions. The Company does not maintain any of the particular products that are subject to price fluctuations in inventory (they are shipped directly to customers from the vendors).

OPERATING EXPENSES

(dollars in thousands)		2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Operating Expenses:	Sales and Marketing	$12,052	0%	$12,077	21%	$9,939
	General and Administrative	5,023	21%	4,146	(1%)	4,178
	Research and Development	2,893	(1%)	2,914	29%	2,252

Sales and marketing expense categories remained consistent in 2004 with 2003. As a percentage of sales, sales and marketing expense decreased in 2004 to 22% from 25% in 2003 and 24% in 2002. The reduction of sales and marketing expenses as a percentage of revenues resulted from strong cost containment measures instituted early in the year. Also, during 2004, a royalty agreement expired in which the company was obligated to pay royalties to research corporation investors on natural toxin test kit sales. This royalty contributed 1% of the decrease in expenses. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally in the future, but does not expect related expenses to increase materially as a percentage of sales.

General and administrative expenses increased by 21% in 2004 and decreased by 1% in 2003 from the same period in 2002. Significant increases in 2004 resulted primarily from the acquisition of Hacco in November 2003 and Adgen in February of the prior year as well as due to increased levels of operations of the Company. As a percentage of revenue, general and administrative expenses remained at 9% in 2004 in comparison with 9% in 2003 and decreased from 10% in 2002. These expenses tend to remain more fixed as compared to many other Company expenses.

Research and development expenses decreased by 1% in 2004 in comparison with 2003 and had increased in 2003 by 29% in comparison with 2002. As a percentage of revenue these expenses were 5%, 6% and 5% in the years ended May 31, 2004, 2003 and 2002 respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 5% to 6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Certain of the Company’s products require relatively less in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2004	Increase	2003	Increase	2002
Operating Income	$7,542,000	11%	$6,785,000	23%	$5,500,000

During fiscal year 2004 and 2003, the Company’s operating income was 14% of revenues as compared to 13% in 2002. The Company was successful in maintaining its operating income despite fluctuations in gross margins by aggressive controls of other expenses.

OTHER INCOME

(dollars in thousands)	2004	(Decrease)	2003	Increase	2002
Other Income—Interest and Other	$132	(73%)	$488	6%	$460

Other income decreased significantly in 2004 principally as a result of decreased royalties from related limited partnerships that expired in fiscal 2004. The interest income component of other income decreased in 2004 principally as a result of the expenditures of the invested funds on acquisitions.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2004	Increase	2003	Increase	2002
Federal and State Income Taxes	$2,575	4%	$2,486	23%	$2,015

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year. Expressed as a percentage of income before tax, such rates were 33.6% in 2004; 34.2% in 2003 and 33.8% in 2002.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2004	Increase	2003	Increase	2002
Net Income	$5,099	7%	$4,787	21%	$3,945
Net Income Per Share-Basic	$.64		$0.63		$0.53
Net Income Per Share-Diluted	$.61		$0.60		$0.49

Net income and net income per share in 2004 has been reduced by $300,000 or $.04 per share related to the closing of the Company’s Chicago area plant and the relocation of the operation to Lansing and Lexington.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2004, the Company had $1,700,000 in cash and marketable securities, working capital of $20,600,000 and stockholders’ equity of $47,800,000. In addition available bank lines of $11,100,000 were available to, if necessary, support ongoing operations or acquisitions.

Cash and marketable securities decreased $7,200,000 during 2004. Cash provided from operations of $2,981,000 was offset by the acquisition of Hacco, Inc. and Hess & Clark, Inc. for $10,000,000, and for the purchase of $5,000,000 of property, equipment and other noncurrent assets.

Accounts receivable increased $2,425,000 or 32% when compared to May 31, 2003. This resulted from increased sales together with increases to support the operations of Hacco and Hess & Clark that were purchased without accounts receivable. Days sales outstanding increased from 56 days at May 31, 2003 to 58 days at May 31, 2004.

Inventory levels increased 10% ($1,000,000) in 2004 (excluding the new Hacco and Hess & Clark business). As compared to 2003, business with existing customers (excluding Hacco and Hess & Clark) increased 8% during the year. The Company maintains sufficient levels of inventory to assure that customer demands can be met on a timely basis.

Purchases of long-lived assets totaled $5,000,000 and resulted from purchases and renovations of new manufacturing facilities in Lexington and Lansing of $3,300,000 and other expenditures during the year.

Net goodwill and non-amortizable intangible assets increased by $5,627,000 in 2004 primarily as a result of the goodwill acquired in the acquisition of Hacco, Inc. and Hess & Clark, Inc. on November 21, 2003.

The Company renegotiated its bank line in 2004 and borrowed $4,800,000 to partially finance the purchase of Hacco, Inc. and Hess & Clark, Inc. and buildings in Lansing, Michigan and Lexington, Kentucky. At May 31, 2004 the outstanding balance was $3,900,000. At May 31, 2004, the Company had no material commitments for capital expenditures. Inflation and changing prices have not had and are not expected to have a material effect on the Company’s operations.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$3,900	$—	$3,900	$—	$—
Operating Leases	1,784	204	327	263	990
Other Long-Term Obligations	2,231	106	318	294	1,513

	$7,915	$310	$4,545	$557	$2,503

The Company’s systems do not currently provide for the routine aggregation of outstanding purchase obligations. In general, purchase obligations for raw material and purchased finished goods for inventory are made to meet current and projected demand and provide for delivery over periods of 15 days to six months from the date the orders are placed with vendors. At any point in time, not more than $5,000,000 of obligations for purchases of inventory are believed to be outstanding. Purchases for other than inventory purposes are controlled by an approved expense budget and senior management approval and, in the case of capital assets, are controlled by an approved capital budget.

Neogen has been profitable from operations for its last 45 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7 (A). QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has minimal interest rate and foreign exchange rate risk exposure and no fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Generally, sales are dominated in U.S. dollars, however, because Neogen markets and sells its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

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

Independent Registered Public Accounting Firm

On January 16, 2003, Neogen dismissed Deloitte & Touche, LLP (D&T) as its independent registered public accounting firm. The Audit Committee of the Company’s Board of Directors recommended the change of auditors and the change was approved by the Company’s Board of Directors.

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

Following review of proposals from several accounting firms, effective January 16, 2003 Neogen engaged Ernst & Young LLP (E&Y) as its independent registered public accounting firm. During the Company’s two most recent fiscal years and subsequent interim periods before engaging E&Y, the Company did not consult E&Y regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a disagreement, or of a reportable event as defined in Regulation S-K Item 304(a)(1)(v).

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

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 proxy statement is included herein by reference.

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The Company has made a copy of this Code of Conduct available on its Website at http://www.neogen.com/ pdf/Code_of_Conduct.pdf.

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

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	Vice President, Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety Sales & Marketing	1995
Richard R. Current	Vice President, Chief Financial Officer	1999
James L. Herbert	President, Chief Executive Officer, Director	1982
Kenneth Kodilla	Vice President, Manufacturing	2003
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Anthony E. Maltese	Vice President, Corporate Development	1999
Terri A. Morrical	Vice President, Animal Safety Sales & Marketing	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Jack C. Parnell	Chairman, Director	1993
Thomas H. Reed	Secretary, Director	1995
Paul S. Satoh, Ph.D.	Vice President, Basic and Exploratory Research	1998

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 51, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. He is responsible for all Company operations except research, finance, and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 44, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 60, joined the Company in November 1999 as Vice President and Chief Financial Officer. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 64, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. From 1999 to 2001 he was Chairman of the Company’s Board. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 47, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class II and III diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 55, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 60, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October, 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 39, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company’s Lexington division and is responsible for all sales pertaining to animal safety. Ms. Morrical graduated from Miami University in 1986. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Mark A. Mozola, Ph.D., age 49, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Jack C. Parnell, age 69, was elected to the Board of Directors in October 1993 and as Chairman in October, 2001. Since 1991, he has held the position of Governmental Relations Advisor with the law firm of Kahn, Soares and Conway. In 1989, Mr. Parnell was appointed by President Bush to serve as Deputy Secretary for the U.S. Department of Agriculture. From 1983 to 1989, he served in three different senior governmental positions for the State of California, including Secretary for the California Department of Food and Agriculture from 1987 to 1989. The firm of Kahn, Soares and Conway currently acts as the Company’s government relations advisor.

Thomas H. Reed, age 59, was elected to the Board of Directors in October 1995 and was elected Secretary in October 1999. Mr. Reed is Special Assistant to the President of Packerland Packing Company. Prior to assuming that position he was Vice President of MLE Marketing, a division of Southern States Cooperative, Inc., and prior to assuming that position, he served as President and Chief Financial Officer for Michigan Livestock Exchange. Mr. Reed is a former member of the Board of Directors of the National Livestock Producers Association and is a former chairman of the Michigan State University Board of Trustees.

Dr. Paul S. Satoh, age 67, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive Intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from The Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He has been Vice President for Basic and Exploratory Research since September 2001.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2004.

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

During the year ended May 31, 2004 and 2003, Ernst & Young billed Neogen for its services as follows:

Audit Fees: Fees for audit services totaled $111,000 in 2004 and $80,000 in 2003, including fees associated with the annual audit, reviews of the Company’s quarterly reports on Form 10-Q and consultations concerning accounting matters associated with the annual audit.

Audit-Related Fees: Fees for audit-related services totaled $29,000 in 2004 and $5,000 in 2003. Audit–related services principally include fees associated with the Form 8-K filings for fiscal 2004 business acquisitions and consultations related to internal control reporting required in 2005 under Section 404 of the Sarbanes-Oxley Act.

Tax Fees: No fees associated with tax matters were incurred with the principal auditing firm in 2004. In 2003 such fees were $1,000.

All Other Fees: There were no other fees incurred with the principal accounting firm in 2004 or 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2). The response to this portion of ITEM 15 is submitted as a separate section of this report.

(a) (3). The Exhibits listed on the accompanying Index to Exhibits immediately following the signatures are filed as part of, or incorporated by reference into, this report.

(b). Reports on Form 8-K filed in the quarterly period ended May 31, 2004: Form 8-K dated March 25, 2004 Item 12. Results of Operations and Financial Condition for the Quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGEN CORPORATION

/s/ JAMES L. HERBERT	/s/ RICHARD R. CURRENT
James L. Herbert, President Chief Executive Officer	Richard R. Current, Vice President Chief Financial Officer

Dated: August 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. HERBERT James L. Herbert	President, Chief Executive Officer, Director (Principal Executive Officer)	August 16, 2004

/s/ LON M. BOHANNON Lon M. Bohannon	Vice President and Chief Operating Officer	August 16, 2004

* Thomas H. Reed	Secretary and Director

* Herbert D. Doan	Director

* Robert M. Book	Director

* Gordon E. Guyer, Ph.D.	Director

* G. Bruce Papesh	Director

* Leonard E. Heller, Ph.D.	Director

* Jack C. Parnell	Chairman, Board of Directors

*By:	/s/ JAMES L. HERBERT	August 16, 2004
James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2004

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION

3 (a)	(1)	Articles of Incorporation, as restated.

3 (a)	(1)	By-Laws, as amended.

10 (a)	(2)	Neogen Research Limited Partnership II/Neogen Corporation Agreement for the sale of Patent Rights and Related Know How, dated October 14, 1988.

10 (b)	(6)	Neogen 1997 Stock Option Plan.

10 (c)	(4)	Neogen Corporation/United States Department of Agriculture License Agreement, dated June 29, 1994.

10 (d)	(2)	Neogen Research Limited Partnership II First Amended and Restated Partnership Agreement, dated December 30, 1985.

10 (e)	(3)	Amended and Restated Incentive Stock Option Plan II and Sample Individual Incentive Stock Option Agreement.

10 (f)	(5)	Comerica Bank Loan Documents.

10 (q)	(6)	Amendment to Neogen Stock Option Plan.

10 (h)	(7)	Asset Purchase Agreement Between Registrant and Vysis, Inc., Gene-Trak Systems Industrial Diagnostics Corporation Dated August 4, 2001.

10 (i)	(5)	Stock Purchase Agreement between registrant and United Agri Products, Inc. dated November 21, 2003, related to purchase of Hacco, Inc.

10 (j)	(5)	Stock Purchase Agreement between registrant and United Agri Products, Inc. dated November 21, 2003, related to purchase of Hess & Clark, Inc.

10 (k)	(8)	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement

10 (l)	(9)	Neogen Corporation 401(k) Retirement Savings Plan Agreement

21		Subsidiaries of the Registrant

23 (a)		Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

23 (b)		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

24		Power of Attorney (included on Signature Page).

31.1		Section 302 Certification of Principal Executive Officer, filed herewith.

31.2		Section 302 Certification of Principal Financial Officer, filed herewith.

32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000.

(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-18 (No. 33-29844C) filed July 17, 1989 and amended on August 17, 1989 and August 22, 1989, which Registration became effective August 30, 1989.

(3)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1992.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-2 (No. 333-12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996.

(5)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003.

(6)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2000.

(7)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 10-Q dated October 12, 2001.

(8)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 (No.333-101638) filed December 4, 2002.

(9)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 (No.333-101639) filed December 4, 2002.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MAY 31, 2004

NEOGEN CORPORATION

LANSING, MICHIGAN

10-K—ITEM 15(a)(1) AND (2)

NEOGEN CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—May 31, 2004 and 2003

Consolidated Statements of Income—Years ended May 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years ended May 31, 2004, 2003 and 2002

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

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for 2004 and 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

July 15, 2004

Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

To the Board of Directors

Neogen Corporation

Lansing, Michigan

We have audited the accompanying statements of income, stockholders’ equity, and cash flows of Neogen Corporation for the year ended May 31, 2002. Our audit also included the financial statement schedule for the year ended May 31, 2002 listed in the Index at Item 15(a)(2) These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, and the results of the Company’s operations and their cash flows for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended May 31, 2002 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan

July 26, 2002

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2004	2003
Assets
Current Assets
Cash	$1,365,000	$1,061,000
Marketable securities	331,000	7,836,000
Accounts receivable, less allowance of $571,000 and $611,000	9,924,000	7,499,000
Inventories	12,374,000	9,840,000
Deferred income taxes	651,000	694,000
Prepaid expenses and other current assets	1,630,000	1,041,000

Total Current Assets	26,275,000	27,971,000
Property and Equipment
Land and improvements	853,000	279,000
Buildings and improvements	7,640,000	2,833,000
Machinery and equipment	7,561,000	7,117,000
Furniture and fixtures	475,000	540,000

	16,529,000	10,769,000
Less accumulated depreciation	5,577,000	6,129,000

Net Property and Equipment	10,952,000	4,640,000
Other Assets
Goodwill Other non-amortizable intangible assets	18,617,000 675,000	13,216,000 449,000
Other non-current assets, net of accumulated amortization of $864,000 and $860,000	3,456,000	1,760,000

Total Other Assets	22,748,000	15,425,000

	$59,975,000	$48,036,000

- F1 -

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,063,000	$3,273,000
Accruals
Compensation and benefits	1,220,000	1,201,000
Federal income taxes	—	342,000
Other	1,373,000	947,000

Total Current Liabilities	5,656,000	5,763,000
Long-Term Debt	3,900,000	—
Deferred Income Taxes	874,000	405,000
Other Long-Term Liabilities	1,703,000	466,000

Total Liabilities	12,133,000	6,634,000
Stockholders’ Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 20,000,000; 8,010,222 and 7,750,607 shares issued and outstanding	1,282,000	1,240,000
Additional paid-in capital	25,785,000	24,582,000
Accumulated other comprehensive income	99,000	3,000
Retained earnings	20,676,000	15,577,000

Total Stockholders’ Equity	47,842,000	41,402,000

	$59,975,000	$48,036,000

See accompanying notes to consolidated financial statements.

- F2 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31,
	2004	2003	2002
Net Sales	$55,498,000	$47,685,000	$42,065,000
Cost of Goods Sold	27,989,000	21,763,000	20,196,000

Gross Margin	27,509,000	25,922,000	21,869,000
Operating Expenses
Sales and marketing	12,052,000	12,077,000	9,939,000
General and administrative	5,022,000	4,146,000	4,178,000
Research and development	2,893,000	2,914,000	2,252,000

	19,967,000	19,137,000	16,369,000

Operating Income	7,542,000	6,785,000	5,500,000
Other Income (Expense)
Interest income	48,000	98,000	132,000
Interest expense	(61,000)	—	(3,000)
Royalty and other	145,000	390,000	331,000

	132,000	488,000	460,000

Income Before Income Taxes	7,674,000	7,273,000	5,960,000
Income Taxes	2,575,000	2,486,000	2,015,000

Net Income	$5,099,000	$4,787,000	$3,945,000

Net Income Per Share
Basic	$.64	$.63	$.53
Diluted	$.61	$.60	$.49

See accompanying notes to consolidated financial statements.

- F3 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 1, 2001	5,823,520	$932,000	$21,560,000	$—	$6,845,000	$29,337,000
Adjustment to reflect December 31, 2003 5-for-4 Stock split	1,455,880	233,000	(233,000)
Exercise of options, including $64,000 income tax benefit	273,685	44,000	1,427,000	—	—	1,471,000
Repurchase of common stock	(35,000)	(6,000)	(309,000)	—	—	(315,000)
Business acquisition	117,500	19,000	1,089,000	—	—	1,108,000
Net income for 2002					3,945,000	3,945,000

Balance, May 31, 2002	7,635,585	1,222,000	23,534,000	—	10,790,000	35,546,000
Exercise of options, including $571,000 income tax benefit	127,660	20,000	1,263,000	—	—	1,283,000
Repurchase of common stock	(52,188)	(8,000)	(550,000)	—	—	(558,000)
Business acquisition	39,550	6,000	335,000	—	—	341,000
Comprehensive income:
Net income for 2003				—	4,787,000	4,787,000
Foreign currency translation adjustments				3,000	—	3,000
Total comprehensive income						4,790,000

Balance, May 31, 2003	7,750,607	1,240,000	24,582,000	3,000	15,577,000	41,402,000
Exercise of options, including $250,000 income tax benefit	254,573	41,000	1,148,000			1,189,000
Issuance of shares under Employee Stock Purchase Plan	5,042	1,000	55,000			56,000
Comprehensive income:
Net income for 2004					5,099,000	5,099,000
Foreign currency translation adjustments				96,000		96,000

Total comprehensive income						5,195,000

Balance, May 31, 2004	8,010,222	$1,282,000	$25,785,000	$99,000	$20,676,000	$47,842,000

See accompanying notes to consolidated financial statements.

- F4 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended May 31
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$5,099,000	$4,787,000	$3,945,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,402,000	1,136,000	1,071,000
Deferred income taxes (credit)	512,000	420,000	(400,000)
Income tax benefit of stock plan transactions	250,000	571,000	64,000
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,225,000)	(755,000)	(128,000)
Inventories	(831,000)	(1,055,000)	(1,579,000)
Prepaid expenses and other current assets	(587,000)	70,000	46,000
Accounts payable	(210,000)	752,000	885,000
Accruals	(429,000)	775,000	(444,000)

Net Cash Provided By Operating Activities	2,981,000	6,701,000	3,460,000
Cash Flows From Investing Activities
Proceeds from sales of marketable securities	39,019,000	41,184,000	30,173,000
Purchases of marketable securities	(31,514,000)	(44,679,000)	(28,180,000)
Purchases of property, equipment and other noncurrent assets	(5,043,000)	(2,461,000)	(1,717,000)
Business acquisitions, net of cash acquired	(10,034,000)	(1,850,000)	(3,587,000)

Net Cash Used In Investing Activities	(7,572,000)	(7,806,000)	(3,311,000)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	995,000	712,000	1,407,000
Repurchase of common stock	—	(558,000)	(315,000)
Proceeds from (payments on) long-term borrowings	3,900,000	—	(77,000)

Net Cash Provided By Financing Activities	4,895,000	154,000	1,015,000

Net Increase (Decrease) In Cash	304,000	(951,000)	1,164,000
Cash, at beginning of year	1,061,000	2,012,000	848,000

Cash, at end of year	$1,365,000	$1,061,000	$2,012,000

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$2,200,000	$1,050,000	$2,890,000
Interest paid	53,000	—	3,000

See accompanying notes to consolidated financial statements.

- F5 -

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and sells a diverse line of products dedicated to food safety testing and animal health applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation, and its wholly owned subsidiaries (collectively, the Company). The investments in and income from research partnerships are not significant to the consolidated financial statements.

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive income represents net income and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income and recognized directly as a component of stockholders’ equity. At May 31, 2004 and 2003, accumulated other comprehensive income consists of foreign currency translation adjustments.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. No single customer accounted for more than 10% of accounts receivable at May 31, 2004 and 2003.

Fair Values of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair value based on either their short maturity or current terms for similar instruments.

Marketable Securities

All marketable securities are classified as available-for-sale and are used to support current operations or to take advantage of short-term investment opportunities. These securities are stated at estimated fair market value. The cost of securities sold is based on the specific identification method.

- F6 -

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	2004	2003
Raw materials	$5,487,000	$3,231,000
Work-in-process	526,000	422,000
Finished goods	6,361,000	6,187,000

	$12,374,000	$9,840,000

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which is generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $1,180,000, $969,000 and $895,000, in 2004, 2003 and 2002, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include customer relationships trademarks, trade names and patents. Amortizable intangible assets are amortized on a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value.

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

	2004	2003	2002
Net income
As reported	$5,099,000	$4,787,000	$3,945,000
Deduct-compensation expense based on fair value method	(702,000)	(706,000)	(916,000)

Pro forma	$4,397,000	$4,081,000	$3,029,000

Basic net income per share
As reported	$.64	$.63	$.53
Pro forma	$.56	$.53	$.47

Diluted net income per share
As reported	$.61	$.60	$.49
Pro forma	$.53	$.52	$.44

- F7 -

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2004, 2003 and 2002, respectively: dividend yield of 0%; expected volatility of 47.0%, 54.0% and 58.0%; risk free interest rates of 2.7%, 2.7% and 4.2%; and expected lives of four years.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, which is generally at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $2,164,000, $1,800,000 and $1,469,000 in 2004, 2003, 2002, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Limited Partnership Royalty Income and Expense

Royalty income from a related research limited partnership (included as a component of other income) was $132,000 in 2004, $348,000 in 2003 and $266,000 in 2002. Royalty expense paid to a related research limited partnership (included as a component of sales and marketing expense) was $281,000 in 2004, $777,000 in 2003 and $589,000 in 2002. The agreement governing royalty expense paid to a limited partnership expired in October 2003. At that time, substantially all royalty expense and limited partnership income ceased.

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

- F8 -

Advertising Costs

Advertising costs are expensed as incurred and totaled $258,000 in 2004, $196,000 in 2003 and $165,000 in 2002.

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

	Year ended May 31,
	2004	2003	2002
Numerator for basic and diluted net income per share
Net income	$5,099,000	$4,787,000	$3,945,000

Denominator
Denominator for basic net income per share weighted average shares	7,910,863	7,656,964	7,499,139
Effect of dilutive stock options and warrants	465,742	328,344	472,976

Denominator for diluted net income per share	8,376,605	7,985,308	7,972,115
Net income per share
Basic	$.64	$.63	$.53

Diluted	$.61	$.60	$.49

No options were excluded in any of the years as the result of option prices not exceeding the average market price of the common shares.

Stock Split

On December 31, 2003, the Company effected a 5-for-4 stock split of its common stock. All share and per share amounts in the consolidated financial statements and related notes have been adjusted for all periods to reflect the stock split.

Reclassifications

Certain amounts previously reported in 2003 and 2002 have been reclassified to conform with the presentation used in 2004.

- F9 -

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by SFAS No. 142 as of the first day of the fourth quarter of 2004 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety
Balance, June 1, 2002	$4,217,000	$6,997,000
Goodwill acquired	2,002,000	—

Balance, May 31, 2003	6,219,000	6,997,000
Goodwill acquired	90,000	5,311,000

Balance, May 31, 2004	$6,309,000	$12,308,000

Other amortizable intangible assets consisted of the following and are included in other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,081,000	$229,000	$852,000
Covenants not to compete	450,000	310,000	140,000
Patents	427,000	320,000	107,000
Other	181,000	1,000	180,000

Balance, May 31, 2003	$2,139,000	$860,000	$1,279,000

Licenses	$1,159,000	$273,000	$886,000
Covenants not to compete	300,000	198,000	102,000
Patents	464,000	345,000	119,000
Customer Relationship Intangible and other	1,956,000	48,000	1,908,000

Balance, May 31, 2004	$3,879,000	$864,000	$3,015,000

Amortization expense for other intangibles totaled $222,000 in 2004, $167,000 in 2003 and $176,000 in 2002. The estimated amortization expense for each of the five succeeding years is as follows: 2005 - $267,000; 2006 - $226,000; 2007 - $208,000; 2008 - $195,000; and 2009 - $179,000.

- F10 -

3.	Marketable Securities

At May 31, 2003, and in fiscal 2004 until November 21, 2003, the Company held only high quality, short-term investments with maturity dates of less than one year classified as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair market value. Additionally, since investments were short-term and carried to maturity, there were no realized gains and losses in 2004, 2003 and 2002. At May 31, 2004, marketable securities consisted of certificates of deposit.

4.	Business Acquisitions

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

As of February 28, 2003, the Company acquired the outstanding common stock of Adgen Ltd. of Ayr, Scotland, a company involved in the manufacture and sale of diagnostic test kits for the detection of plant diseases and the distribution of food safety diagnostic test kits. Consideration was net cash of $1,850,000 and 32,000 shares of common stock with a fair value of $341,000. Additionally, the Company is obligated to pay contingent consideration up to $450,000 based on future revenue levels. The acquisition was accounted for as a purchase with assets allocated $525,000 to current assets, $49,000 to property and equipment, $359,000 in current liabilities and $1,976,000 to intangible assets, primarily goodwill. If consummated as of the beginning of fiscal 2003, operating results would not have been materially different from amounts previously reported. Adgen continues to be located in Ayr, Scotland.

On November 21, 2003, Neogen Corporation purchased 100% of the common stock of Hacco, Inc. and of Hess & Clark, Inc. from United Agri Products, Inc. a then wholly owned subsidiary of ConAgra, Inc. Hacco has principal offices in Randolph, Wisconsin, and is a producer of rodenticide products. The Hess & Clark acquisition was principally a product line purchase in which the Company acquired lines of disinfectants and antibacterials.

Consideration for the November 21, 2003 acquisitions was $10,000,000 in cash, including related acquisition costs. Allocation of the purchase price included current assets of $1,800,000; property, plant and equipment of $2,600,000; intangible assets of $7,400,000 (including customer intangibles of $1,900,000; patents and trademarks of $200,000 and goodwill of $5,300,000); and liabilities of $1,800,000, including an environmental remediation liability of $1,200,000 (see Note 8). The customer based asset is expected to be amortized over 20 years. The companies are believed to be strong synergistic fits into Neogen’s overall strategy of providing food and animal safety solutions.

- F11 -

Unaudited pro forma financial information, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2002 is as follows:

	Year ended May 31,
	2004	2003
	(In thousands except per share amount)
Revenue	$61,898	$57,234
Net income	$5,696	$5,620
Diluted net income per share	$.68	$.70

5.	Long-Term Debt

On November 26, 2003, the Company entered into a new financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000 that replaced certain previously existing borrowing arrangements. Interest is at prime less 1.25% or Eurodollar prime equivalent, less 150 basis points at the Company’s option (rate elected was 2.50% at May 31, 2004). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at May 31, 2004. The agreement matures September 1, 2005.

6.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant under the terms of the Company’s stock option plans. The number of shares authorized for issuance under the plans is 3,074,219. At May 31, 2004, options have been granted with three to five year vesting schedules and option terms of five to ten years.

- F12 -

The following is a summary of stock option plan activity:

	Shares	Weighted-Average Exercise Price
Outstanding at June 1, 2001 (358,471 exercisable)	973,168	$5.63
Granted	318,375	10.56
Exercised	(261,610)	5.93
Forfeited	(31,750)	7.22

Outstanding at May 31, 2002 (288,474 exercisable)	998,183	7.09
Granted	323,125	9.78
Exercised	(127,840)	5.62
Forfeited	(30,125)	7.99

Outstanding at May 31, 2003 (362,858 exercisable)	1,163,343	7.97
Granted	353,125	15.21
Exercised	(312,160)	6.05
Forfeited	(1,562)	8.13

Outstanding at May 31, 2004 (301,839 exercisable)	1,202,746	10.53

Shares available for grant under stock option plans were 151,606, 503,169 and 796,169 at May 31, 2004, 2003 and 2002. The weighted-average grant date fair value of options granted in 2004, 2003 and 2002 was $6.03, $4.33 and $5.03, respectively.

The following is a summary of stock options outstanding at May 31, 2004:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$4.85-6.40	257,280	2.5	$5.22	126,279	$5.38
$7.40-10.76	586,503	4.7	10.13	162,234	10.27
$11.12-16.04	358,963	6.8	14.97	13,326	11.12

$4.85-16.04	1,202,746	4.9	$10.53	301,839	$8.26

The weighted-average exercise price of shares that were exercisable at May 31, 2003 and 2002 was $6.61.

- F13 -

The following table summarizes warrant activity. All warrants are exercisable for unregistered common stock of the Company and expire through 2013.

	Shares	Weighted- Average Exercise Price
Outstanding warrants at June 1, 2001	36,250	$5.11
Warrants exercised during the year	(32,500)	5.03
Warrants granted during the year	17,500	9.37

Outstanding warrants at May 31, 2002	21,250	8.74
Warrants exercised during the year	(1,250)	5.50
Warrants granted during the year	16,875	9.52

Outstanding warrants at May 31, 2003	36,875	9.21
Warrants exercised during the year	(6,250)	10.48
Warrants granted during the year	15,000	15.20

Outstanding warrants at May 31, 2004	45,625	11.01

In October 2002, the shareholders approved the adoption of the 2002 Employee Stock Purchase Plan. Common stock totaling 100,000 shares is reserved for issuance under the terms of the plan. The plan gives eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensation) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. In 2004, 5,042 shares were purchased by employees. There were no employee purchases in 2003.

7.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2004	2003	2002
Current:
U.S. Federal and Foreign	$1,729,000	$1,745,000	$2,223,000
State	334,000	321,000	192,000
Deferred (credit)	512,000	420,000	(400,000)

	$2,575,000	$2,486,000	$2,015,000

- F14 -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2004	2003
Deferred income tax liabilities:
Depreciation and amortization	$1,052,000	$570,000

Deferred income tax assets
Inventories and accounts receivable	698,000	655,000
Accruals	131,000	204,000

Total deferred income tax assets	829,000	859,000

Net deferred income tax assets (liability)	($223,000)	$289,000

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2004	2003	2002
Tax at U.S. statutory rates	$2,609,000	$2,473,000	$2,026,000
Tax credits and other	(254,000)	(199,000)	(138,000)
Provisions for state income taxes, net of federal benefit	220,000	212,000	127,000

	$2,575,000	$2,486,000	$2,015,000

8.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The total anticipated cost of remediation over the next twenty years of $1,800,000 has been discounted at 4% and recorded as a liability in the consolidated balance sheet as its net present value of $1,185,000. Estimated payments over the succeeding five years are $90,000 annually, with $1,350,000 due thereafter.

The Company has agreements with related research limited partnerships and unrelated third parties which provide for the payment of royalties on the sale of certain products. Royalty expense, including amounts paid to related research limited partnerships, under the terms of these agreements for 2004, 2003 and 2002 was $900,000, $1,524,000 and $1,215,000 respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2004, 2003 and 2002 was $574,000, $527,000 and $502,000, respectively. Future minimum rental payments for these leases over the next five years are as follows: 2005 - $204,000; 2006 - $157,000; 2007 - $170,000; and 2008 - $153,000; 2009 - $110,000; and $990,000 thereafter.

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

- F15 -

9.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $323,000, $291,000 and $278,000 in 2004, 2003 and 2002, respectively.

10.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors. Additionally, the Animal Safety segment produces and markets a line of rodenticides to assist in the control of rats and mice in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

- F16 -

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2004
Net sales to external customers	$27,567,000	$27,931,000	$—	$55,498,000
Operating income	4,223,000	3,679,000	(360,000)	7,542,000
Depreciation and amortization	782,000	620,000	—	1,402,000
Interest income	—	—	48,000	48,000
Income taxes	1,423,000	1,105,000	47,000	2,575,000
Total assets	24,079,000	34,914,000	982,000	59,975,000
Expenditures for long-lived assets	2,081,000	2,962,000	—	5,043,000
2003
Net sales to external customers	$26,476,000	$21,209,000	$—	$47,685,000
Operating income	4,864,000	2,542,000	(621,000)	6,785,000
Depreciation and amortization	661,000	475,000	—	1,136,000
Interest income	—	—	98,000	98,000
Income taxes	1,654,000	864,000	(32,000)	2,486,000
Total assets	21,216,000	18,804,000	8,016,000	48,036,000
Expenditures for long-lived assets	2,250,000	211,000	—	2,461,000
2002
Net sales to external customers	$20,970,000	$21,095,000	$—	$42,065,000
Operating income	3,755,000	2,571,000	(826,000)	5,500,000
Depreciation and amortization	621,000	450,000	—	1,071,000
Interest income	—	—	132,000	132,000
Income taxes	1,277,000	874,000	(136,000)	2,015,000
Total assets	16,519,000	18,263,000	5,488,000	40,270,000
Expenditures for long-lived assets	817,000	900,000	—	1,717,000

(1)	Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Sales to customers outside the United States amounted to $13,781,000 or 25% of consolidated sales in 2004, $9,609,000 or 20% in 2003 and $8,743,000 or 21% in 2002 and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company does not have sales to any single foreign country or customer exceeding 10% of consolidated net sales.

11.	Stock Repurchase

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s common stock. As of May 31, 2004, 870,925 shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $4,940,000. Shares purchased under this buy-back program were retired.

- F17 -

12.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2003	November 2003	February 2004	May 2004
	(Dollars in thousands, except per share data)
Net sales	$12,233	$13,246	$14,717	$15,302
Gross margin	6,260	7,003	6,926	7,320
Net income	1,302	1,543	1,183	1,071
Basic net income per share	.17	.16	.15	.13
Diluted net income per share	.16	.15	.14	.13

	Quarter Ended
	August 2002	November 2002	February 2003	May 2003
	(Dollars in thousands, except per share data)
Net sales	$11,163	$12,592	$11,403	$12,527
Gross margin	6,083	7,039	6,042	6,758
Net income	1,075	1,401	1,030	1,281
Basic net income per share	.14	.18	.14	.17
Diluted net income per share	.13	.18	.13	.16

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

- F18 -

Neogen Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

	Year Ended May 31
	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions		Write-Offs	Balance at End of Year
Valuation Allowance for Accounts Receivable:
2004	$611,000	$75,000	$20,000	(1)	$135,000	$571,000
2003	537,000	170,000	11,000	(2)	107,000	611,000
2002	467,000	173,000	55,000	(3)	158,000	537,000

(1)	Acquisitions of Hacco Inc. and Hess & Clark Inc. as of November 21, 2003.

(2)	Acquisition of Adgen Ltd. as of February 28, 2003.

(3)	Acquisition of Gene-Trak Systems as of August 1, 2001.

	Year Ended May 31:
	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions		Write-Offs	Balance at End of Year
Valuation Allowance for Inventories:
2004	$672,000	$147,000			$404,000	$415,000
2003	633,000	77,000			38,000	672,000
2002	532,000	54,000	$70,000	(1)	23,000	633,000

(1)	Acquisition of QA Life Sciences as of June 30, 2001 and Gene-Trak Systems as of August 1, 2001.

- F19 -