Form 10-Q
period 2004-08-31
NEOGEN CORP
filed 2004-10-12
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

or

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

As of October 1, 2004, there were 8,090,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2004	May 31, 2004
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$1,554	$1,365
Marketable securities	31	331
Accounts receivable, less allowance of $ 563 and $ 571	10,357	9,924
Inventories	12,383	12,374
Deferred income taxes	651	651
Prepaid expenses and other current assets	1,266	1,630

TOTAL CURRENT ASSETS	26,242	26,275

NET PROPERTY AND EQUIPMENT	11,328	10,952

OTHER ASSETS
Goodwill	18,617	18,617
Other non-amortizable intangible assets	675	675
Other non-current assets, net of accumulated amortization of $ 935 and $ 864	3,371	3,456

	$60,233	$59,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,829	$3,063
Accrued compensation	1,126	1,220
Federal income taxes	193	—
Other accruals	1,338	1,373

TOTAL CURRENT LIABILITIES	5,486	5,656

LONG-TERM DEBT	2,400	3,900
OTHER LONG-TERM LIABILITIES	2,551	2,577

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,086,917 shares issued and outstanding at August 31, 2004; 8,010,222 shares issued and outstanding at May 31, 2004	1,294	1,282
Additional paid-in capital	26,164	25,785
Accumulated other comprehensive income	78	99
Retained earnings	22,260	20,676

TOTAL STOCKHOLDERS’ EQUITY	49,796	47,842

	$60,233	$59,975

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2004	2003
	(In thousands, except per share amounts)
Net sales	$15,212	$12,233
Cost of goods sold	7,707	5,973

GROSS MARGIN	7,505	6,260

OPERATING EXPENSES
Sales and marketing	3,206	2,923
General and administrative	1,151	787
Research and development	718	676

	5,075	4,386

OPERATING INCOME	2,430	1,874

OTHER INCOME (EXPENSE)
Interest income	2	23
Interest expense	(24)	—
Other	11	85

	(11)	108

INCOME BEFORE INCOME TAXES	2,419	1,982
INCOME TAXES	835	680

NET INCOME	$1,584	$1,302

NET INCOME PER SHARE
Basic	$.20	$.17

Diluted	$.19	$.16

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2004	8,010	$1,282	$25,785	$99	$20,676	$47,842
Exercise of options and warrants	77	12	379			391
Comprehensive income:
Net income for the three months ended August 31, 2004					1,584	1,584
Foreign currency translation adjustments				(21)		(21)

Total comprehensive income						1,563

Balance, August 31, 2004	8,087	$1,294	$26,164	$78	$22,260	$49,796

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net income	$1,584	$1,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	434	302
Changes in operating assets and liabilities:
Accounts receivable	(433)	327
Inventories	(9)	(463)
Prepaid expenses and other current assets	364	(291)
Accounts payable and accruals	(170)	(1,264)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,770	(87)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Sales of marketable securities	300	18,113
Purchases of marketable securities	—	(18,369)
Purchases of property and equipment and other assets	(772)	(313)

NET CASH USED IN INVESTING ACTIVITIES	(472)	(569)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Payments on long-term debt	(1,500)	—
Net proceeds from issuance of common stock	391	135

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,109)	135

INCREASE (DECREASE) IN CASH	189	(521)
CASH AT BEGINNING OF PERIOD	1,365	1,061

CASH AT END OF PERIOD	$1,554	$540

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2005. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2004 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2004.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2004	May 31, 2004
	(In thousands)
Raw materials	$6,135	$5,487
Work-in-process	562	526
Finished goods	5,686	6,361

	$12,383	$12,374

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2004	2003
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
net income	$1,584	$1,302

Denominator:
Denominator for basic net income per share - weighted average shares	8,023	7,778
Effect of dilutive stock options and warrants	445	433

Denominator for diluted net income per share	8,468	8,211

Net income per share:
Basic	$.20	$.17

Diluted	$.19	$.16

On January 2, 2004, the Company paid a 5 for 4 stock split in the form of a stock dividend. All share and net income per share amounts have been retroactively restated to reflect the split as if it took place at the beginning of the periods presented.

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of August 31, 2004, the Company has purchased 871,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired. There were no shares repurchased in the three months ended August 31, 2004 or 2003.

5. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including veterinary instruments and a complete line of consumable products marketed to veterinarians and animal health product distributors. Additionally the Animal Safety segment produces and markets a line of rodenticides to assist in the control of rats and mice in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments.

Segment information for the three months ended August 31, 2004 and 2003 follow:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2005
Net sales to external customers	$7,200	$8,012	$—	$15,212
Operating income	1,316	1,197	(83)	2,430
Total Assets	24,787	34,764	682	60,233

Fiscal 2004
Net sales to external customers	$6,899	$5,334	$—	$12,233
Operating income	1,134	604	136	1,874
Total Assets	21,574	18,550	8,092	48,216

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. STOCK OPTIONS

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s stock options equals the market price of underlying stock on the date of grant. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been as follows:

6. STOCK OPTIONS (CONTINUED)

	Three Months Ended August 31,
	2004	2003
	(In thousands except per share amounts)
Net income:
As reported	$1,584	$1,302
Deduct-compensation expense based on fair value method	(186)	(180)

Pro forma	$1,398	$1,122
Basic net income per share:
As reported	$.20	$.17
Pro forma	$.17	$.14
Diluted net income per share:
As reported	$.19	$.16
Pro forma	$.17	$.14

7. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8. BUSINESS ACQUISITIONS

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

Consideration for the November 21, 2003 acquisitions was $10,000,000 in cash, including related acquisition costs. Allocation of the purchase price included current assets of $1,800,000; property, plant and equipment of $2,600,000; intangible assets of $7,400,000 (including customer intangibles of $1,900,000; patents and trademarks of $200,000 and goodwill of $5,300,000); and liabilities of $1,800,000, including an environmental remediation liability of $1,200,000. The customer based asset is expected to be amortized over 20 years. The companies are believed to be strong synergistic fits into Neogen’s overall strategy of providing food and animal safety solutions.

Unaudited pro forma financial information, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2003 is as follows:

Three months ended August 31, 2003
(In thousands except per share amount)
Revenue	$14,769
Net income	$1,517
Diluted net income per share	$.19

9. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000. Interest is at prime less 1.25% or Eurodollar prime equivalent, plus 150 basis points at the Company’s option (rate elected was 3.0% at August 31, 2004). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at the balance sheet date. The agreement matures September 1, 2006.

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2004 and it was determined that no impairment exists. There was also no impairment indicated for 2003. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

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

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the Company had a 24% increase in revenues in the August 2004 quarter primarily as a result of revenue increases in the Animal Safety segment. The Animal Safety segment’s revenue increase of over 50% came principally from the Company’s November 2003 acquisition of Hacco, Inc. and Hess & Clark, Inc. Other products increased 5% compared to the August 2003 quarter. Food Safety revenues increased 4% primarily from increases in sales of dehydrated culture media. Favorable weather conditions in the current year resulted in an overall clean harvest. As a result, testing for naturally occurring toxins declined slightly compared to the prior year.

Gross margins were primarily affected by product mix. Operating and net income increased in the quarter as compared to the prior year from the combined effects of the additional sales and from management’s continued control of costs.

See the discussions below for more detailed analysis of the results for the Company’s operations for the three month period ended August 31, 2004 as compared to the same three month period of the prior year.

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

	Three Months Ended August 31,		Increase (Decrease)
	2004	2003
	(Dollars in Thousands)
Food Safety

Natural Toxins & Allergens	$2,883	$2,968	$(85)	(2.9)%
Bacteria & General Sanitation	2,591	2,574	17	0.7%
Dehydrated Culture Media & Other	1,726	1,357	369	27.2%

	7,200	6,899	301	4.4. %

Animal Safety

Life Sciences Drug Detections & Vaccines	1,640	1,277	363	28.4%
Rodenticides & Disinfectants	2,422	—	2,422	—
Veterinary Instruments & Other	3,950	4,057	(107)	(2.6)%

	8,012	5,334	2,678	50.2%

Total Sales	$15,212	$12,233	$2,979	24.4%

Total revenues increased 24% in the August 2004 quarter compared to the August 2003 quarter. Revenues from sales of products related to food safety were up 4% and revenues from animal safety products were up 50%. Exclusive of the sales of products from the businesses purchased in November of 2003, total sales increased 5%.

The increases in sales in the Food Safety segment were primarily related to a 40% increase in sales of dehydrated culture media products. These increases came from increased market penetration of both the domestic and international markets. Increases in sales of bacteria diagnostic products were offset by a 15% decrease in sales of general sanitation products as the Company continued its efforts to shift the sales of these products from a former distributor relationship to internally produced products. The goal of this change to internally produced general sanitation products is to increase gross margins from these sales.

The increases in sales of the Animal Safety segment were primarily related to the sales of the products of Hacco, Inc. and Hess & Clark, Inc. that were purchased in November 2003. Without these acquisitions, other sales increased 5%. Life sciences, drug detection and vaccine products increased 28% principally from strong shipments of vaccine products during the 2004 quarter. Other sales in 2004 were primarily affected by increases in sales of an antiseptic product and a product with periodic supply difficulties offset by decreases in sales of certain products marketed for wound care. Sales of rodenticide products increased 18% in comparison to sales made in the comparable 2003 quarter under former management.

Gross margins in the August 2004 quarter decreased to 49% from 51% in the prior year. Food Safety margins decreased to 57% from 59% in 2004 and Animal Safety gross margins increased to 42% from 41% in the prior year. The overall decrease in gross margin was a result of product mix and the costs of new manufacturing facilities that came on line in first quarter of fiscal 2004 in Lansing and in fourth quarter of fiscal 2004 in Lexington. These new facilities will provide significantly expanded production capability and are expected to provide greater efficiencies in future periods.

Sales and marketing expenses increased by $283,000 in the August 2004 quarter. As a percentage of sales these expenses decreased to 21% of revenues from 24% in the August 2003 quarter. Food Safety sales and marketing expense decreased to 24% from 27% while Animal Safety sales and marketing expense decreased to 19% from 20%. In both divisions strong cost control measures were responsible for the decreases as a percentage of sales. Additionally Animal Safety was positively affected by the relationship between added Hacco sales and added sales marketing expense to service those sales.

General and administrative expenses increased $364,000 from 6% of sales in fiscal 2004 to 8% in the current year. The increased expenses arose primarily from the addition of Hacco as well as expenses related to the increased levels of operations of the Company. In the August 2003 quarter, administrative expenses were credited for reimbursements made by third parties to the Company for legal costs that were previously expensed related to two disputes that were settled during the quarter. Without those legal expense recoveries, general and administrative expense in the August 2003 quarter would have been 9%. In general, the Company’s general and administrative expenses are fixed in relationship to revenues.

Research and development expenses in the August 2004 quarter increased $42,000 but declined from 6% of sales in 2004 to 5% in the current year. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income decreased significantly in the August 2003 quarter as compared to the prior year. This resulted principally from decreased royalties from related limited partnerships that expired in October 2004. Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year.

Financial Condition and Liquidity

At August 31, 2004, the Company had $1,585,000 in cash and marketable securities, working capital of $20,756,000 and stockholders’ equity of $49,796,000. In addition, available bank lines totaled $12,500,000. Cash and marketable securities were substantially unchanged from the balance at May 31, 2004. The Company’s cash balance is a factor of drawings on the Company’s credit line.

Accounts receivable were $433,000 higher than at May 31, 2004. Days outstanding in account receivables decreased from 58 days at May 31, 2004 to 57 days as of August 31, 2004. Management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at August 31, 2004 were at substantially the same level as at May 31, 2004. The decrease of $170,000 in current liabilities results from the timing of payments.

During the August 31, 2004 quarter, the Company continued to convert a facility in Lansing, Michigan to serve as its principal dehydrated culture media manufacturing operation. The expenditures of approximately $700,000 were financed by cash flows. Additionally, during the quarter operating cash flows were sufficient to provide for repayment of $1.5 million of the Company’s long-term credit facility.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash as of August 31, 2004, along with its available bank revolving line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and bank lines may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has minimal interest rate and foreign exchange rate risk exposure and no fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Generally, sales are denominated in U.S. dollars; however, because Neogen markets and sells its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the function currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term, accordingly, it does not hedge the net investment or engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive and Chief Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2004. Based on that evaluation, the Company’s Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2004. There were no material changes to the Company’s internal control over financial reporting in the quarter ended August 31, 2004.

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

Dated: October 11, 2004

	By:	/S/ JAMES L. HERBERT
James L. Herbert
President and Chief Executive Officer
Dated: October 11, 2004

	By:	/S/ RICHARD R. CURRENT
Richard R. Current
Vice President and Chief Financial Officer