Form 10-Q
period 2004-11-30
NEOGEN CORP
filed 2005-01-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

or

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

As of January 1, 2005, there were 8,113,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2004	May 31, 2004
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$1,414	$1,365
Marketable securities	138	331
Accounts receivable, less allowance of $ 570 and $ 571	11,428	9,924
Inventories	12,367	12,374
Deferred income taxes	651	651
Prepaid expenses and other current assets	1,562	1,630

TOTAL CURRENT ASSETS	27,560	26,275

NET PROPERTY AND EQUIPMENT	12,138	10,952

OTHER ASSETS
Goodwill	19,228	18,617
Other non-amortizable intangible assets	852	675
Other non-current assets, net of accumulated amortization of $ 1,002 and $ 864	3,355	3,456

	$63,133	$59,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,552	$3,063
Accrued compensation	1,239	1,220
Other accruals	1,603	1,373

TOTAL CURRENT LIABILITIES	6,394	5,656

LONG-TERM DEBT	2,457	3,900
OTHER LONG-TERM LIABILITIES	2,575	2,577

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,101,179 shares issued and outstanding at November 30, 2004; 8,010,222 shares issued and outstanding at May 31, 2004	1,296	1,282
Additional paid-in capital	26,263	25,785
Accumulated other comprehensive income	216	99
Retained earnings	23,932	20,676

TOTAL STOCKHOLDERS’ EQUITY	51,707	47,842

	$63,133	$59,975

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net sales	$17,133	$13,246	$32,345	$25,479
Cost of goods sold	9,039	6,243	16,746	12,216

GROSS MARGIN	8,094	7,003	15,599	13,263

OPERATING EXPENSES
Sales and marketing	3,473	2,803	6,679	5,726
General and administrative	1,529	1,268	2,680	2,055
Research and development	711	652	1,429	1,328

	5,713	4,723	10,788	9,109

OPERATING INCOME	2,381	2,280	4,811	4,154

OTHER INCOME
Interest income	2	20	4	43
Interest expense	(29)	—	(53)	—
Other	218	44	229	129

	191	64	180	172

INCOME BEFORE INCOME TAXES	2,572	2,344	4,991	4,326
INCOME TAXES	900	801	1,735	1,481

NET INCOME	$1,672	$1,543	$3,256	$2,845

NET INCOME PER SHARE
Basic	$.21	$.20	$.40	$.36

Diluted	$.20	$.19	$.38	$.34

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2004	8,010	$1,282	$25,785	$99	$20,676	$47,842
Exercise of options and warrants	91	14	478			492
Comprehensive income:
Net income for the six months ended November 30, 2004					3,256	3,256
Foreign currency translation adjustments				117		117

Total comprehensive income						3,373

Balance, November 30, 2004	8,101	$1,296	$26,263	$216	$23,932	$51,707

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,256	$2,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	618
Changes in operating assets and liabilities:
Accounts receivable	(1,504)	(312)
Inventories	98	(712)
Prepaid expenses and other current assets	68	(337)
Accounts payable and accruals	738	(1,667)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,553	435

CASH FLOWS USED IN INVESTING ACTIVITIES:
Sales of marketable securities	193	39,044
Purchases of marketable securities	—	(31,514)
Purchases of property and equipment and other assets	(1,870)	(933)
Business acquisitions	(874)	(10,034)

NET CASH USED IN INVESTING ACTIVITIES	(2,551)	(3,437)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Payments on long-term debt	(1,445)	3,100
Net proceeds from issuance of common stock	492	580

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(953)	3,680

INCREASE IN CASH	49	678
CASH AT BEGINNING OF PERIOD	1,365	1,061

CASH AT END OF PERIOD	$1,414	$1,739

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2005. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2004 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2004.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2004	May 31, 2004
	(In thousands)
Raw materials	$6,875	$5,487
Work-in-process	506	526
Finished goods	4,986	6,361

	$12,367	$12,374

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$1,672	$1,543	$3,256	$2,845

Denominator:
Denominator for basic net income per share-weighted average shares	8,094	7,879	8,058	7,828
Effect of dilutive stock options and warrants	427	423	436	432

Denominator for diluted net income per share	8,521	8,302	8,494	8,260

Net income per share:
Basic	$.21	$.20	$.40	$.36

Diluted	$.20	$.19	$.38	$.34

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of November 30, 2004, the Company has purchased 871,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired. There were no shares repurchased in the three or six months ended November 30, 2004 or 2003.

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

Segment information for the three months ended November 30, 2004 and 2003 was as follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2005
Net sales to external customers	$7,476	$9,657	$—	$17,133
Operating income	788	1,747	(154)	2,381

Fiscal 2004
Net sales to external customers	$7,130	$6,116	$—	$13,246
Operating income	1,673	880	(273)	2,280

Segment information for the six months ended November 30, 2004 and 2003 was as follows:
	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2005
Net sales to external customers	$14,676	$17,669	$—	$32,345
Operating income	2,104	2,944	(237)	4,811
Total assets	26,557	35,787	789	63,133

Fiscal 2004
Net sales to external customers	$14,028	$11,451	$—	$25,479
Operating income	2,807	1,484	(137)	4,154
Total assets	22,846	30,371	1,029	54,246

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Net income:
As reported	$1,672	$1,543	$3,256	$2,845
Deduct-compensation expense based on fair value method	(191)	(214)	(377)	(394)

Pro forma	$1,481	$1,329	$2,879	$2,451
Basic net income per share:
As reported	$.21	$.20	$.40	$.36
Pro forma	$.18	$.17	$.36	$.31
Diluted net income per share:
As reported	$.20	$.19	$.38	$.34
Pro forma	$.18	$.16	$.35	$.30

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123 (R) is effective for the Company beginning September 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

7. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8. BUSINESS ACQUISITIONS

On November 21, 2003, Neogen Corporation purchased 100% of the common stock of Hacco, Inc. and of Hess & Clark, Inc. from United Agri Products, Inc. a then wholly owned subsidiary of ConAgra, Inc. Hacco has principal offices in Randolph, Wisconsin, and is a producer of rodenticide products. Hess & Clark is a producer of disinfectants and antibacterials.

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

Unaudited pro forma financial information pertaining to the fiscal 2003 interim periods, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2003 is as follows:

	Three Months Ended November 30, 2003	Six Months Ended November 30, 2003
	(In thousands except per share amount)
Revenue	$17,110	$31,879
Net income	$1,958	$3,442
Diluted net income per share	$.24	$.41

As of October 1, 2004, Neogen Europe, Ltd., the Company’s subsidiary in Scotland, UK, acquired the distribution business of BiologischeAnalysensysteme GmbH (BAG), a privately held company based in Lich, Germany. BAG was a distributor of Neogen Corporation’s products in Germany. BAG’s revenues in the 12 months ended September 30, 2004 were approximately $600,000. Consideration for the acquisition was cash of $448,000. The preliminary allocation of the purchase price included inventory of $68,000, equipment of $21,000 and intangibles of $359,000. The acquisition is expected to improve distribution of the Company’s products in Germany.

On October 13, 2004, the Company acquired the UriCon product line of Animal Health Ventures, Inc., a privately held company. UriCon is a product used for the treatment of urinary incontinence in dogs. Consideration for the purchase was cash of $200,000. The preliminary allocation of the purchase price included inventory of $23,000 and intangibles of $177,000. The acquisition adds to the Company’s product lines directed toward the treatment of medical disorders in companion animals.

During the quarter ended November 30, 2004, the Company completed the calculation and payment of a $226,000 secondary payment due the former owners of Neogen Europe, Ltd. An additional secondary payment based on fiscal 2005 revenues in excess of agreed upon levels will be payable, if earned, in fiscal 2006.

9. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000. Interest is at prime less 1.25% or Eurodollar prime equivalent, plus 150 basis points at the Company’s option (rate elected was 3.5% at November 30, 2004). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at the balance sheet date. The agreement matures September 1, 2006.

10. GRANT FROM THE STATE OF MICHIGAN

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases are recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. As of November 30, 2004, the Company had $57,000 (after offsets) recorded as a liability to the County and has recognized other income of $220,000.

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

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation’s three and six month periods ended November 30, 2004 had increases both in revenues and net income with revenues up 29% and net income up 8% in the three month period and 27% and 14% in the six month period. Revenues were principally affected by revenue provided by Hacco, Inc., a company that was acquired in late November 2003. Net Income in the periods was affected by a decrease in gross margins as a result of extra costs incurred in the relocation of the Company’s dehydrated culture media operation “Acumedia” to Lansing, Michigan and changes in product mix as well as other factors. The cost of the move of Acumedia, all of which was recognized in the November 30, 2004 quarter, was $.03 per share.

The Company has made several changes over the past four quarters that are expected to positively affect margins and net income in the future. This included the Hacco acquisition, as well the acquisitions of Hess & Clark and the German distribution business of BAG. Additionally the move of Ideal Instruments to Lansing and Lexington in the fourth quarter of fiscal 2004 and the move of Acumedia to Lansing are expected to improve margins over time as efficiencies grow. In particular, the addition of Hacco has allowed the Company to move into the important rodenticide market with a well known brand name. This acquisition, while contributing lower gross margins, has had a very positive effect on the operating income line since it requires relatively lower distribution and general and administrative costs.

Of particular note during the six month period, the Company increased revenues from international sources to 27% from 24% in the comparable fiscal 2004 year. Management believes that the expansion of international sales is important for continued long-term growth, particularly in food safety, since international markets are growing on a more rapid basis than domestic markets.

See the discussions below for more detailed analysis of the results for the Company’s operations for the three and six month periods ended November 30, 2004 as compared to the same three and six month periods of the prior year.

Three and Six Months Ended November 30, 2004 Compared to Three and Six Months Ended November 30, 2003

	Three Months Ended November 30,		Increase (Decrease)		Six Months Ended November 30,		Increase (Decrease)
	2004	2003			2004	2003
	(Dollars in Thousands)
Food Safety

Natural Toxins & Allergens	$3,341	$3,007	$334	11%	$6,276	$5,999	$277	5%
Bacteria & General Sanitation	2,593	2,697	(104)	-4%	5,185	5,273	(88)	-2%
Dry Culture Media & Other	1,542	1,426	116	8%	3,215	2,756	459	17%

	7,476	7,130	346	5%	14,676	14,028	648	5%

Animal Safety

Life Sciences Drug Detections & Vaccines	1,667	1,527	140	9%	3,329	2,849	$480	17%
Rodenticides & Disinfectants	3,350	145	3,205	*	5,769	145	5,624	*
Veterinary Instruments & Other	4,640	4,444	196	4%	8,571	8,457	114	1%

	9,657	6,116	3,541	58%	17,669	11,451	6,218	54%

Total Sales	$17,133	$13,246	$3,887	29%	$32,345	$25,479	$6,866	27%

*	Percentage increase is not meaningful

Total revenues increased 29% in the November 2004 quarter and 27% on a year to date basis compared to the November 2003 periods. Revenues from sales of products related to food safety were up 5% for the quarter and the six month periods and revenues from animal safety products were up 58% and 54% for the same periods. Exclusive of the sales of products from the businesses purchased in November of 2003, total sales increased 5% for the quarter and 5% for the six month period.

The increases in sales in the Food Safety segment were primarily related to a 29% increase in sales of dehydrated culture media products for the quarter and a 28% increase for the six month period. These increases came from increased market penetration of both the domestic and international markets. Increases in sales of bacteria diagnostic products were offset by a 21% decrease in sales of general sanitation products for the quarter and a 18% decrease on the six month period as the Company continued its efforts to shift the sales of these products from a former distributor relationship to internally produced products. The goal of this change to internally produced general sanitation products is to increase gross margins from these sales.

The increases in sales of the Animal Safety segment were primarily related to the sales of the products of Hacco, Inc. and Hess & Clark, Inc. that were purchased in November 2003. Without these acquisitions, other sales increased 5% for the quarter and the six month period. Life sciences, drug detection and vaccine products increased 9% for the quarter and 17% for the first six months of the fiscal year principally from strong shipments of vaccine products and products used for drug detection during 2004. Other sales in 2004 were generally comparable to those in the prior year period.

Gross margins in the November 2004 quarter decreased from 53% in the prior year to 47% and from 52% to 48% on a year to date basis. Food Safety margins decreased from 63% to 54% in the second fiscal quarter and from 61% to 56% on a year to date basis. Animal Safety gross margins increased to 42% from 41% in both the quarter and for the six month period in comparison with the prior year. The overall decrease in gross margins were a result of sales and product mix, the costs in the second quarter of the move of the Acumedia manufacturing facility to Lansing, Michigan and the costs associated with new manufacturing facilities that came on line in fiscal 2004 in Lansing. These new facilities will provide significantly expanded production capability and are expected to provide greater efficiencies in future periods.

Sales and marketing expenses increased by $670,000 in the November 2004 quarter and by $953,000 on a year to date basis. As a percentage of sales these expenses decreased to 20% of revenues for the quarter and 21% for the six month period from 21% and 23% respectively in the prior year. Food Safety sales and marketing expense increased to 26% from 25% in the quarter but decreased from 26% to 25% for the six month period. Animal Safety sales and marketing expense decreased to 16% from 17% for the quarter and to 17% from 18% for the six month period. In both divisions strong cost control measures were responsible for the changes as a percentage of sales. Additionally Animal Safety was positively affected by the relationship between added Hacco sales and added sales marketing expense to service those sales.

General and administrative expenses increased $261,000 for the quarter but decreased to 9% of revenues from 10% in the prior year quarter. For the six-month period, these expenses remained at 8% of revenues. The increased expenses arose primarily from the addition of Hacco as well as expenses related to the increased levels of operations of the Company and $130,000 of expenses related to the move of the Acumedia manufacturing facilty. In the August 2003 quarter, administrative expenses were credited for $273,000 of reimbursements made by third parties to the Company for legal costs that were previously expensed related to two disputes that were settled during the quarter. In general, the Company’s general and administrative expenses are fixed in relation to revenues.

Research and development expenses increased $59,000 for the quarter and $101,000 for the six-month period, but declined from 5% of revenues in 2004 to 4% in the current year. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income increased $174,000 for the quarter and $100,000 on a year to date basis. Current year other income came from the income recognized related to the forgiveness of certain repayments due under local government grants. Prior year other income represented revenues from limited partnership income. The limited partnership was liquidated in November 2003.

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year.

Financial Condition and Liquidity

At November 30, 2004, the Company had $1,552,000 in cash and marketable securities, working capital of $21,166,000 and stockholders’ equity of $51,707,000. In addition, available bank lines totaled $12,600,000. Cash and marketable securities were substantially unchanged from the balance at May 31, 2004. The Company’s cash balance is a factor of drawings on the Company’s credit line.

Accounts receivable were $1,504,000 higher than at May 31, 2004. Days outstanding in account receivables decreased from 58 days at May 31, 2004 to 57 days as of November 30, 2004. Management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at November 30, 2004 were at substantially the same level as at May 31, 2004. The increase of $738,000 in current liabilities results from the timing of payments.

During the six-month period ended November 30, 2004, the Company continued to convert a facility in Lansing, Michigan to serve as its principal dehydrated culture media manufacturing operation. The expenditures of in excess of $1 million were financed by cash flows. Additionally, $900,000 of acquisitions were financed by cash flows.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash as of November 30, 2004, along with its available bank revolving line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and bank lines may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

NEW ACCOUNTING PRONOUNCEMENT

See discussion of New Accounting Pronouncements in Note 6 to Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive and Chief Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2004. Based on that evaluation, the Company’s Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2004. There were no material changes to the Company’s internal control over financial reporting in the quarter ended November 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have effect on its future results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on October 14, 2004. The matters voted upon and the results of the vote follow:

I) Election of Directors	For

Jack C. Parnell	6,690,390

Robert M. Book	6,913,956

Leonard E. Heller	7,182,524

II) Approval of amendment to the Company’s 1997 Stock Option Plan	4,446,679

Items 2,3 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

(a) Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.	–	Certification pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: January 10, 2005

	By:	/S/ JAMES L. HERBERT
James L. Herbert
President and Chief Executive Officer

Dated: January 10, 2005

	By:	/S/ RICHARD R. CURRENT
Richard R. Current
Vice President and Chief Financial Officer