Form 10-Q
period 2005-02-28
NEOGEN CORP
filed 2005-04-11
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

As of April 1, 2005, there were 8,149,542 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2005	May 31, 2004
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$1,232	$1,365
Marketable securities	140	331
Accounts receivable, less allowance of $ 556 and $ 571	11,070	9,924
Inventories	12,797	12,374
Deferred income taxes	651	651
Prepaid expenses and other current assets	1,440	1,630

TOTAL CURRENT ASSETS	27,330	26,275

NET PROPERTY AND EQUIPMENT	12,216	10,952

OTHER ASSETS
Goodwill	19,232	18,617
Other non-amortizable intangible assets	853	675
Other non-current assets, net of accumulated amortization of $ 1,076 and $ 864	3,290	3,456

	$62,921	$59,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,102	$3,063
Accrued compensation	1,001	1,220
Other accruals	1,699	1,373

TOTAL CURRENT LIABILITIES	4,802	5,656

LONG-TERM DEBT	2,250	3,900
OTHER LONG-TERM LIABILITIES	2,550	2,577

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,142,942 shares issued and outstanding at February 28, 2005; 8,010,222 shares issued and outstanding at May 31, 2004	1,303	1,282
Additional paid-in capital	26,647	25,785
Accumulated other comprehensive income	222	99
Retained earnings	25,147	20,676

TOTAL STOCKHOLDERS’ EQUITY	53,319	47,842

	$62,921	$59,975

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$14,403	$14,717	$46,748	$40,196
Cost of goods sold	7,445	7,791	24,191	20,007

GROSS MARGIN	6,958	6,926	22,557	20,189

OPERATING EXPENSES
Sales and marketing	3,308	3,001	9,987	8,727
General and administrative	1,169	1,368	3,849	3,423
Research and development	704	792	2,133	2,120

	5,181	5,161	15,969	14,270

OPERATING INCOME	1,777	1,765	6,588	5,919

OTHER INCOME (EXPENSE)
Interest income	2	2	6	45
Interest expense	(23)	(32)	(75)	(32)
Other	25	7	254	136

	4	(23)	185	149

INCOME BEFORE INCOME TAXES	1,781	1,742	6,773	6,068
INCOME TAXES	567	559	2,302	2,040

NET INCOME	$1,214	$1,183	$4,471	$4,028

NET INCOME PER SHARE
Basic	$.15	$.15	$.55	$.51

Diluted	$.14	$.14	$.53	$.48

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
		Common Stock
	Total	Shares	Amount
	(In thousands)
Balance, June 1, 2004	8,010	$1,282	$25,785	$99	$20,676	$47,842
Exercise of options and warrants	133	21	862			883
Comprehensive income:
Net income for the nine months ended February 28, 2005					4,471	4,471
Foreign currency translation adjustments				123		123

Total comprehensive income						4,594

Balance, February 28, 2005	8,143	$1,303	$26,647	$222	$25,147	$53,319

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28/29,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,471	$4,028
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,356	907
Changes in operating assets and liabilities:
Accounts receivable	(1,146)	(1,912)
Inventories	(332)	(1,152)
Prepaid expenses and other current assets	190	(278)
Accounts payable and accruals	(854)	(668)

NET CASH FROM OPERATING ACTIVITIES	3,685	925

CASH FLOWS USED IN INVESTING ACTIVITIES:
Sales of marketable securities	191	39,378
Purchases of marketable securities	—	(31,542)
Purchases of property and equipment and other assets	(2,341)	(3,774)
Business acquisitions	(874)	(10,034)

NET CASH USED IN INVESTING ACTIVITIES	(3,024)	(5,972)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from (payments on) long-term debt and other liabilities	(1,677)	4,600
Net proceeds from issuance of common stock	883	983

NET CASH FROM (USED IN) FINANCING ACTIVITIES	(794)	5,583

INCREASE (DECREASE) IN CASH	(133)	536
CASH AT BEGINNING OF PERIOD	1,365	1,061

CASH AT END OF PERIOD	$1,232	$1,597

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2005. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2004 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2004.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2005	May 31, 2004

	(In thousands)
Raw materials	$5,904	$5,487
Work-in-process	400	526
Finished goods	6,493	6,361

	$12,797	$12,374

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$1,214	$1,183	$4,471	$4,028

Denominator:
Denominator for basic net income per share - weighted average shares	8,121	7,979	8,079	7,878
Effect of dilutive stock options and warrants	440	533	437	467

Denominator for diluted net income per share	8,561	8,512	8,516	8,345

Net income per share:
Basic	$.15	$.15	$.55	$.51

Diluted	$.14	$.14	$.53	$.48

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of February 28, 2005, the Company has purchased 871,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired. There were no shares repurchased in the three or nine months ended February 28, 2005 or February 29, 2004.

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

Segment information for the three months ended February 28, 2005 and February 29, 2004 was as follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2005
Net sales to external customers	$6,217	$8,186	$—	$14,403
Operating income	626	1,126	25	1,777

Fiscal 2004
Net sales to external customers	$6,741	$7,976	$—	$14,717
Operating income	615	1,256	(106)	1,765

Segment information for the nine months ended February 28, 2005 and February 29, 2004 was as follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2005
Net sales to external customers	$20,893	$25,855	$—	$46,748
Operating income	2,730	4,070	(212)	6,588
Total assets	26,223	35,729	969	62,921

Fiscal 2004
Net sales to external customers	$20,770	$19,426	$—	$40,196
Operating income	3,422	2,740	(243)	5,919
Total assets	25,492	31,778	1,057	58,327

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

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

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Net income:
As reported	$1,214	$1,183	$4,471	$4,028
Deduct-compensation expense based on fair value method	(189)	(249)	(566)	(643)

Pro forma	$1,025	$934	$3,905	$3,385
Basic net income per share:
As reported	$.15	$.15	$.55	$.51
Pro forma	$.13	$.12	$.48	$.43
Diluted net income per share:
As reported	$.14	$.14	$.53	$.48
Pro forma	$.12	$.11	$.47	$.41

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123 (R) is effective for the Company beginning September 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select, however, the impact is expected to approximate the pro forma amounts disclosed above.

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

Unaudited pro forma financial information pertaining to the fiscal 2003 interim periods, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2003 is as follows:

Nine Months Ended February 29, 2004
(In thousands except per share amount)
Revenue	$46,440
Net income	$4,448
Diluted net income per share	$.53

As of October 1, 2004, Neogen Europe, Ltd., the Company’s subsidiary in Scotland, UK, acquired the distribution business of BiologischeAnalysensysteme GmbH (BAG), a privately held company based in Lich, Germany. BAG was a distributor of Neogen Corporation’s products in Germany. BAG’s revenues in the 12 months ended September 30, 2004 were approximately $600,000. Consideration for the acquisition was cash of $448,000. The allocation of the purchase price included inventory of $68,000, equipment of $21,000 and intangibles of $359,000. The acquisition is expected to improve distribution of the Company’s products in Germany.

On October 13, 2004, the Company acquired the UriCon product line of Animal Health Ventures, Inc., a privately held company. UriCon is a product used for the treatment of urinary incontinence in dogs. Consideration for the purchase was cash of $200,000. The allocation of the purchase price included inventory of $23,000 and intangibles of $177,000. The acquisition adds to the Company’s product lines directed toward the treatment of medical disorders in companion animals.

During the quarter ended November 30, 2004, the Company completed the calculation and payment of a $226,000 secondary payment due the former owners of Neogen Europe, Ltd. An additional secondary payment based on fiscal 2005 revenues in excess of agreed upon levels will be payable, if earned, in fiscal 2006.

9. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000. Interest is at prime less 1.25% or Eurodollar prime equivalent, plus 150 basis points at the Company’s option (rate elected was 4.0% at February 28, 2005). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at the balance sheet date. The agreement matures September 1, 2006.

10. GRANT FROM THE STATE OF MICHIGAN

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases are recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company has recognized other income of $30,000 and $250,000 related to the grant in the three and nine month periods ended February 28, 2005 respectively.

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

Accounts Receivable Allowance

Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information, such as overall changes in customer credit and general credit conditions. Actual collections can differ from historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves could be required.

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

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation’s three month period ended February 28, 2005 had a 2% decrease in revenues and a 3% increase in net income. In the nine month period ended February 28, 2005 revenues increased 16% and net income increased 11%. Revenues in the three month period were affected by the Company’s transition of its general sanitation product from distribution to manufacturing and distribution and the natural fluctuations related to weather for natural toxin products. Additionally disruptions in supplies of certain injectable products resulted in unfilled customer demand in the Animal Safety segment. Revenues in the nine month period were principally affected by revenue provided by Hacco, Inc., a company that was acquired in late November 2003 and by the same factors that affected the three month period. Net income in the nine month period was primarily affected by a decrease in gross margins as a result of extra costs incurred in the relocation of the Company’s dehydrated culture media operation “Acumedia” to Lansing, Michigan and changes in product mix. The cost of the move of Acumedia, all of which was recognized in the November 30, 2004 quarter, was $.03 per share.

The Company has made several changes over the past five quarters that are expected to positively affect margins and net income in the future. This included the acquisitions of Hacco and Hess & Clark as well as the German distribution business of BAG. Additionally the move of Ideal Instruments to Lansing and Lexington in the fourth quarter of fiscal 2004 and the move of Acumedia to Lansing are expected to improve margins over time as efficiencies grow. In particular, the addition of Hacco has allowed the Company to move into the important rodenticide market with a well known brand name. This acquisition, while contributing lower gross margins, has had a very positive effect on operating income since it requires relatively lower distribution and general and administrative costs.

Management believes that the expansion of international sales is important for continued long-term growth, particularly in food safety, since international markets are growing on a more rapid basis than domestic markets. International sales for the nine month period were 27% of total sales.

See the discussions below for more detailed analysis of the results for the Company’s operations for the three and nine month periods ended February 28, 2005 as compared to the same three and nine month periods of the prior year.

Three and Nine Months Ended February 28, 2005 Compared to Three and Nine Months Ended February 29, 2004

	Three Months Ended February 28/29,				Nine Months Ended February 28/29,
	2005	2004			2005	2004
			Increase (Decrease) (Dollars in Thousands)				Increase (Decrease)
Food Safety

Natural Toxins & Allergens	$2,446	$2,684	$(238)	(9)%	$8,722	$8,681	$41	—%
Bacteria & General Sanitation	2,251	2,590	(339)	(13)%	7,436	7,861	(425)	(5)%
Dry Culture Media & Other	1,520	1,467	53	4%	4,735	4,228	507	12%

	6,217	6,741	(524)	(8)%	20,893	20,770	123	1%
Animal Safety

Life Sciences Drug Detections & Vaccines	1,281	1,258	23	2%	4,033	3,589	444	12%
Rodenticides & Disinfectants	2,118	2,140	(22)	(1)%	7,221	2,284	4,937	*
Veterinary Instruments & Other	4,787	4,578	209	5%	14,601	13,553	1,048	8%

	8,186	7,976	210	3%	25,855	19,426	6,429	33%

Total Sales	$14,403	$14,717	$(314)	(2)%	$46,748	$40,196	$6,552	16%

*	Percentage increase is not meaningful

Revenues from sales of products related to food safety were down 8% for the three months and up 1% for the nine month periods ended February 28, 2005 and revenues from animal safety products were up 3% and 33% for the same periods. The decreases in sales in the Food Safety segment in the three month period were primarily related to a 9% decrease in sales of natural toxins and allergen sales and a 13% decrease in bacteria and general sanitation sales. For the nine month period natural toxin and allergen sales are comparable to the prior year. Bacteria and general sanitation product sales are down 5% due to the Company’s continued efforts to shift the sales of these products from a former distributor relationship to internally produced products. The goal of this change to internally produced general sanitation products is to increase gross margins from these sales.

The increases in sales of the Animal Safety segment were primarily related to the sales of the products of Hacco, Inc. and Hess & Clark, Inc. both of which were purchased in November 2003. Without these acquisitions, other sales increased 4% for the three month period and 9% for the nine month period. Life sciences, drug detection and vaccine products increased 2% for the three month period and 12% for the nine month period principally from strong shipments of vaccine products and products used for drug detection. Other sales in 2005 were generally comparable to those in the prior year period.

Gross margins in the three month period increased from 47% in the prior year to 48% and decreased from 50% to 48% in the nine month period. Food Safety margins increased from 52% to 57% in the three month period and decreased from 58% to 56% in the nine month period. Animal Safety gross margins decreased to 42% from 43% in the three month period and remained at 42% for the nine month period. The overall changes in gross margins were a result of changes in product mix and the costs associated with new manufacturing facilities that came on line in Lansing in fiscal 2004 and 2005, and for the nine month period the cost of the move of the Company’s dry culture media operation. These new facilities will provide significantly expanded production capability and are expected to provide greater efficiencies in future periods.

Sales and marketing expenses increased by $307,000 in the three month period and by $1,260,000 in the nine month period. As a percentage of revenues these expenses increased to 23% for the three month period and decreased to 21% for the nine month period from 20% and 22%, respectively in the prior year. Food Safety sales and marketing expense increased to 29% from 25% in the three month period and remained at 26% for the nine month period. Animal Safety sales and marketing expense increased to 18% from 16% for the three month period and remained at 17% for the nine month period. Increases in sales and marketing expenses in dollars and as a percentage of revenues resulted from expenditures during the periods in anticipation of additional sales. Overall Animal Safety sales and marketing percentage relationships were positively affected by the relationship between added Hacco sales and added sales and marketing expense to service those sales during the nine month period.

General and administrative expenses decreased $199,000 for the three month period and increased by $426,000 for the nine month period. For both the three and nine month periods, these expenses decreased to 8% from 9% of revenues. The decreased expenses in dollars during the three month period are in part related to reductions in accruals for bonuses related to net income objectives. The increased expenses in dollars in the nine month period arose primarily from the same factor that affected the three month period and the addition of Hacco, expenses related to the increased levels of operations of the Company and $130,000 of expenses related to the move of the Acumedia manufacturing facility. Additionally in the comparable nine months of the prior year, administrative expenses were credited for $273,000 of reimbursements by third parties for legal costs that were previously expensed.

Research and development expenses decreased $88,000 for the three month period and increased $13,000 for the nine month period, but remained at 5% of revenues. Although on a quarter to quarter basis, some fluctuations of research and development expense will occur, management expects research and development expense to approximate 5% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income increased $36,000 for the nine month period. Other income recognized in the three month and nine month periods is related to the forgiveness of certain repayments due under local government grants. Other income in the prior year nine month period represented revenues from limited partnership income. The limited partnership was liquidated in November 2003.

Federal and state income tax rates used in the computation of income tax expense in the three and nine month periods remained comparable to those in the prior year.

Financial Condition and Liquidity

At February 28, 2005, the Company had $1,372,000 in cash and marketable securities, working capital of $22,528,000 and stockholders’ equity of $53,319,000. In addition, available bank lines totaled $13,000,000. The Company’s cash balance is a factor of drawings on the Company’s credit line.

Accounts receivable were $1,146,000 higher than at May 31, 2004. Days outstanding in account receivables increased from 58 days at May 31, 2004 to 64 days as of February 28, 2005. Despite the increase in days outstanding, management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at February 28, 2005 were at substantially the same level as at May 31, 2004. The decrease of $854,000 in current liabilities results from the timing of payments.

During the nine month period ended February 28, 2005, the Company continued to convert a facility in Lansing, Michigan to serve as its principal dehydrated culture media manufacturing operation. The expenditures of approximately $1,000,000 were financed by cash flows. Additionally, $900,000 of acquisitions during the nine month period were financed by cash flows.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash as of February 28, 2005, along with its available bank revolving line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and bank lines may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive and Chief Financial Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2005. Based on that evaluation, the Company’s Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2005. There were no material changes to the Company’s internal control over financial reporting in the quarter ended February 28, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have effect on its future results of operations or financial position.

Items 2,3, 4 and 5 are not applicable and have been omitted.

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
Dated: April 11, 2005
	By:	/s/ JAMES L. HERBERT
James L. Herbert
President and Chief Executive Officer
Dated: April 11, 2005
	By:	/s/ RICHARD R. CURRENT
Richard R. Current
Vice President and Chief Financial Officer