Form 10-K
period 2005-05-31
NEOGEN CORP
filed 2005-08-15
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2005

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

Based on the closing sale price on November 30, 2004, the aggregate market value of the voting stock held by non- affiliates of the registrant was $150,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 8,162,000 on July 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 13, 2005 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

PART I.

ITEM 1. BUSINESS

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed by company sales personnel in the United States, Canada, the United Kingdom and parts of Europe and by distributors elsewhere to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and gene probe products that rely on the Company’s proprietary antibodies and RNA and DNA probes to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Tampa, Fla., produces immunostimulant products for horses and dogs, and its unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

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

Trademarks and registered trademarks Neogen markets its products under include: Corporate: Neogen®, Neogen flask®; Food Safety: AccuScan™, AccuPoint®, Acumedia® and logo®, Agri-Scan®, Agri-Screen®, Agri-Screen Ticket®, Alert®, GeneQuence™, Gene-Trak®, ISO-GRID™, Reveal®, Revive ®, Veratox®; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, DC&R®, Dr. Frank’s®, ElectroJac®, ELISA Technologies®, EqStim®, EquiMax™, Fura-Zone®, Gnat-Away™, GNatural™, Gold Nugget® and logo®, Gold Wrap™,Havoc®, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, Iso-Prine™, K-Blue®, K-Gold®, MegaShot™, Mini-Shot®, MycAseptic®, NFZ™, NeedleGard®, Paddock & Pasture®, PanaKare™, Poridon®, Pro-Pistol™, Pro-Shot™, Prozap®, Pyril-Pam®, Ramik®, RenaKare™, Shine N’ Glo™, Spec-Tuss™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™ and Logo®, Triple Heat™, Tri-Soxsuprine™, UriKare™, UriCon™, Vita-15™.

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

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s Reveal® and Alert® tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox®, Agri-Screen® and Reveal® tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s market-best Veratox®, Alert® and Reveal® testing products for food allergens to protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, egg, almond, wheat and soy residues.

Neogen developed the first rapid immunoassay test kits to detect ruminant by-products in animal feed ingredients and finished feed. The Reveal® tests were designed to help prevent ruminants (cattle, sheep and goats) from being fed rendered materials containing ruminant by-products in an effort to prevent the spread of BSE (a.k.a., “mad cow” disease) from animal to animal. The Company’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; chloramphenicol, a banned antibiotic in most of the world, but still used by some shrimp farmers to improve the yield of their product; and sulfites, an effective but potentially allergenic shrimp preservative.

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

Neogen manufactures and markets its AccuPoint™ rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy to use and relatively inexpensive test uses bioluminescence to quickly (in less than 10 seconds) determine if a food contact surface has been sanitized completely. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. The more light, the more present ATP and the greater the need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the foodservice industry, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 44.9%, 49.7%, and 55.5% of the Company’s total revenues for fiscal years ended May 31, 2005, 2004 and 2003, respectively.

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

Revenues from Neogen’s Animal Safety Division accounted for 55.1%, 50.3%, and 44.5% of the Company’s total revenues for fiscal years ended May 31, 2005, 2004 and 2003 respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2005, the Company had more than 5,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 5,000. A total of 93 employees are assigned to sales and marketing functions within the Company. No single distributor or customer accounted for 10% or more of the Company’s revenues in any of the past three years.

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

Neogen’s March 2003 acquisition of Adgen Ltd., (now Neogen Europe, Ltd.), provides the Company better access to the European Union, and allows it to better serve its network of customers and distributors throughout the EU. Customers in United Kingdom, France and Germany are served by Company employees. Other European region customers are serviced by distributors managed by Neogen Europe personnel. Prior to the acquisition, Adgen was a major distributor of Neogen products in Europe, and a producer and marketer of its own agricultural diagnostic testing products. Adding Adgen’s experienced research and development team continues to be a strong asset in the development of products tailored to meet unique requirements of the European market.

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

GENERAL:

Revenues from Neogen’s international sales accounted for 27.1%, 24.8%, and 20.2% of the Company’s total revenues for fiscal years ended May 31, 2005, 2004 and 2003, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 24 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $2.7 million, $2.9 million and $2.9 million, representing 4%, 5% and 6%, of total revenues in fiscal 2005, 2004 and 2003, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 5% to 6% of total revenues.

Neogen has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharmacologics markets, as well as engineering projects for new and improved veterinary instruments. Management expects that these products will be available for marketing in fiscal years 2006 to 2008.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. For fiscal 2005, 2004 and 2003, royalty expense under these agreements amounted to $742,000, $900,000 and $1,524,000, respectively.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Tampa, Florida; and Ayr, Scotland. There are currently approximately 180 full-time employees assigned to manufacturing in these six locations. Most locations operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergen and pesticides, final kit assembly, quality assurance and shipping takes place from the Company’s facility in Lansing. Proprietary monoclonal and polyclonal antibodies for the Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Other reagents are similarly prepared by the chemistry group.

Assembly and shipment of electronic readers and disposable one use samplers takes place in the Company’s facility in Lansing.

Dehydrated culture media products are manufactured in a FDA monitored facility in Lansing. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from Lansing.

Manufacture of pharmacological diagnostic test kits, test kits for drug residues and of animal health products takes place from the Company’s facility in Lexington. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products that are purchased finished or that are toll manufactured by third party vendors and veterinary instruments are warehoused and shipped from the Company’s Lexington, facility. Other veterinary instruments are produced in the Company’s facilities in Lansing, and are generally then shipped to Lexington, for distribution to customers.

Manufacture of rodenticides and disinfectants takes place in Randolph. Manufacturing consists of blending technical material (active ingredient) with bait consisting principally of various grains.

The Tampa, facility is an USDA-approved manufacturing plant devoted to the production of the biologic products EqStim® and ImmunoRegulin®. P.acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. The Company’s BoxVax B vaccine is also produced in the Tampa, facility, utilizing Type B botulism seed cultures and a traditional fermentation process. All completed product is then shipped to Neogen’s Lexington, facilities for inventory and distribution to customers.

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

EMPLOYEES

Currently, the Company employs 363 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

ITEM 2. PROPERTIES

Neogen owns eight separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located nearby at 703 and 720 Shiawassee, total 25,000 square feet and are used for manufacture and warehousing of food safety products. Remaining buildings in Lansing, principally a building at 301 N. Hosmer with a combined total of 49,000 square feet, are used for manufacturing and warehousing of dry culture media and veterinary instruments.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of all other Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

Animal Safety pharmaceutical, supplement and topical product manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease through December 31, 2007 currently requiring monthly payments of $6,100.

The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of three animal safety products takes place. This USDA-approved facility is subject to a non-cancelable lease through September 2009. The lease requires current monthly payments of $4,600.

Neogen Europe Ltd. operations take place in 12,948 square feet in the Cunningham Building at Auchincruive Ayrshire Scotland (on the campus of The Scottish Agricultural College at Ayr). The lease agreement on this property expires May 31, 2018, however, Neogen Europe may terminate the lease after 5 years or 10 years from inception with a payment of 6 months or 3 months rent, respectively. The current rental rate is £50,400 annually increasing to £63,000 in 2008 (all plus value added tax) as more space is acquired for European operations.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 ft. of warehouse space in Cambria, Wisconsin for $1,500 per month. The lease expires October 31, 2007.

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

	High	Low
Fiscal Year Ended May 31, 2005
First Quarter	$20.00	$15.86
Second Quarter	21.76	17.35
Third Quarter	23.00	17.00
Fourth Quarter	18.99	12.46

Fiscal Year Ended May 31, 2004
First Quarter	$15.52	$11.33
Second Quarter	17.51	13.61
Third Quarter	23.52	17.01
Fourth Quarter	22.80	15.83

The stock prices in the above table reflect a stock dividend, having the effect of a 5-for-4 stock split, that was paid on December 31, 2003.

As of July 31, 2005, there were approximately 500 stockholders of record of Common Stock that management believes represents a total of approximately 6,000 beneficial holders. Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five years ended May 31, 2005. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	2001	2002	2003	2004	2005
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$17,390	$20,970	$26,476	$27,567	$28,156
Animal Safety Sales	18,366	21,095	21,209	27,931	34,600

Net Sales	35,756	42,065	47,685	55,498	62,756
Cost of Goods Sold	17,157	20,196	21,763	27,989	32,153
Sales and Marketing	8,457	9,939	12,077	12,052	13,484
General and Administrative	4,039	4,178	4,146	5,022	5,621
Research and Development	1,838	2,252	2,914	2,893	2,729

Operating Income	4,265	5,500	6,785	7,542	8,769
Interest and Other Income	605	460	488	132	147

Income Before IncomeTaxes	4,870	5,960	7,273	7,674	8,916
Provision for Income Taxes	1,700	2,015	2,486	2,575	3,000

Net Income	$3,170	$3,945	$4,787	$5,099	$5,916

Net Income per Share (basic) (1)	$.44	$.53	$.63	$.64	$.73
Net Income per Share (diluted) (1)	$.43	$.49	$.60	$.61	$.70
Common Shares Outstanding (diluted) (1)	7,395	7,972	7,985	8,377	8,492

	May 31
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Cash and Marketable Securities	$7,182	$6,353	$8,897	$1,696	$1,972
Working Capital	18,244	19,285	22,208	20,619	22,644
Total Assets	33,022	40,270	48,036	59,975	63,884
Long-Term Debt	28	—	—	3,900	—
Stockholders’ Equity	29,337	35,546	41,402	47,842	54,835

(1)	On December 31, 2003, the Company paid a 5-for-4 stock split effected in the form of a dividend of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split as if it had taken place at the beginning of the period presented.

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

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2005 and it was determined that no impairment exists. There was also no impairment indicated for 2004 or 2003. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

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

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the 2005 fiscal year had a 13% increase in comparison with the fiscal year ended May 31, 2004 primarily as a result of revenue increases in the Animal Safety segment. A portion of the Animal Safety segment’s revenue increases came from the Company’s November 2003 acquisitions of Hacco, Inc. and Hess & Clark, Inc. that were reported as new components of this segment midway through the 2004 year. Additionally, Animal Safety segment revenue growth from continuing products increased 8% following a year in which the segment experienced little growth. Growth came as a result of economic improvements in certain markets and from implementation of the segment’s sales and marketing plans. Food Safety segment revenues increased 2% during the year. Sales of the Company’s products that are affected by weather were unchanged on an overall basis during the year as were sales of products for the detection of bacteria. Food Safety sales during the year were most affected by the change from an outside supplier for the Company’s ATP product to a more user friendly and stable internally produced product with improved margins. But for this change, overall Food Safety sales would have increased 5%. While consolidated revenues were up 13%, net income was up 16% principally as a result of changes in product mix on overall gross margins, the effect of reorganizations during the past two years, net of the cost thereof, the integration costs of the Hacco and Hess & Clark acquisitions, and strong control of other costs.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2005	Increase (Decrease)	May 31, 2004	Increase (Decrease)	May 31, 2003
Food Safety:

Natural Toxins & Allergens	$10,982	5%	$10,502	(7)%	$11,252
Bacterial & General Sanitation	9,943	(5)%	10,457	—%	10,417
Dry Culture Media & Other	7,231	9%	6,608	37%	4,807

	$28,156	2%	$27,567	4%	$26,476

Animal Safety:

Life Sciences & Other	$4,331	9%	$3,973	1%	$3,924
Vaccine	1,543	20%	1,287	10%	1,166
Rodenticides & Disinfectants	8,815	116%	4,076	—%	—
Veterinary Instruments & Other	19,911	7%	18,595	15%	16,119

	$34,600	24%	$27,931	32%	$21,209

Total Revenues	$62,756	13%	$55,498	16%	$47,685

Within the Food Safety Segment, natural toxin sales were up 5% in fiscal year 2005 in comparison with sales in 2004 and down 7% in fiscal year 2004 in comparison with 2003. A significant portion of the U.S. grain crop was contaminated with aflatoxin in 2002 and the Company’s products were widely used in the Company’s 2003 fiscal year in the identification of contaminated commodities. The 2003 and 2004 crops were largely uncontaminated. The Company continues to enjoy rapid market acceptance of its allergen products. The growth in allergen detection products is fueled by public and producer recognition of this food safety problem and pending food allergen labeling set to take effect January 1, 2006. Sales of diagnostic tests for monitoring bacterial pathogens and general sanitation products decreased by 5% in 2005 and were consistent in 2004 when compared with 2003. While many of the bacteria and general sanitation product line sales were consistent in each year, sales of general sanitation products to detect ATP were down 20% in the 2005 fiscal year in comparison with 2004, following the Company’s launch of a self-manufactured product to replace the general sanitation product that it had previously distributed. The goal of this change to internally produced products is to increase gross margins from these sales. This much-improved product is receiving excellent acceptance in the market with its sales in the later part of the year beginning to approach sales prior to the changes. Dry culture media and other sales increased by 9% in 2005 and by 37% in 2004. The Company continued to make sales gains in the international markets in 2005 by increasing sales by 26%. Other sales grew in 2004 primarily due to substantial orders of test kits from Brazil to detect soybeans that have been genetically modified to make them tolerant to herbicides. Brazil is a leading exporter of soybeans to the European market, which demands assurance that the commodity is GMO free. Sales of GMO detection products grew by 11% in 2005.

Within the Animal Safety Segment, sales of life science and other products increased by 9% in fiscal year 2005 in comparison with 2004 and by 1% in 2004 in comparison with the 2003 fiscal year as the Company’s sales initiatives were more successfully implemented in the 2005 year. Vaccine product sales increased by 20% in 2005 in comparison with 2004 and by 10% in fiscal 2004 in comparison with 2003, fueled by strong increases in sales in international markets. Sales of Neogen’s acquisitions in November of fiscal 2004 of Hacco rodenticides and Hess and Clark disinfectants continued to contribute to the 2005 sales increases and grew by 116% in 2005 with a full year of sales in comparison with a partial year in 2004. Partial year to year comparisons for Hacco are difficult because of the seasonality of the business, however, management believes its marketing efforts have had a positive impact on sales subsequent to the acquisition. Veterinary instruments and other sales increased in 2005 by 7% and by 15% in 2004. These 2005 increases were driven by a 33% increase in sales of veterinary instruments including a 17% increase of sales of those products through retail chain distribution. Other 2005 growth contributors in this category include certain of the Company’s wound care products that nearly doubled in the 2005 year and the Company’s unique D3 detectable needle. In 2004 the veterinary and other category rose as a result of a 28% increase in veterinary instrument sales, including significant retail chain store sales. Increases in Triple Crown and AmVet product sales of almost 12% in 2004 and an increase in D3 sales also contributed to the increase in the other category.

COST OF GOODS SOLD

(dollars in thousands)	2005	Increase	2004	Increase	2003
Cost of Goods Sold	$32,153	15%	$27,989	29%	$21,763

Cost of goods sold increased by 15% in 2005 and by 29% in 2004 in comparison with the prior year. This compares against a 13% increase in revenues in 2005 and a 16% increase in revenues in 2004. Expressed as a percentage of revenues, cost of goods sold was 51%, 50% and 46% in 2005, 2004, and 2003 respectively. Overall margins in 2005 and 2004 were affected negatively by costs related to plant closings in Chicago and Baltimore.

Food Safety gross margins were 57%, 57% and 61% in 2005, 2004 and 2003, respectively. Changes in margins between periods relate primarily to changes in product mix. With relatively higher levels of sales of diagnostic kits related to the aflatoxin outbreak in 2003, Food Safety margins were higher in that year than in either 2005 or 2004. Additionally, in 2004 and 2005, the Company incurred certain additional overhead costs related to the new diagnostic manufacturing facility and the new ATP product introduction that adversely affected gross margins. Additionally, margins in 2005 were adversely affected by the cost of moving the Company’s Acumedia unit and the start up costs of the new facility. Food Safety margins sequentially increased during the last nine months of the 2005 year as the effects of efficiencies resulting from investments in manufacturing facilities and the ATP product change began to be realized.

Animal Safety gross margins were 42%, 42% and 45% in 2005, 2004 and 2003, respectively. Changes in margins between periods relate primarily to product mix. In particular, margins on certain products are subject to fluctuations based on market conditions. In general the Company does not maintain any of the particular products that are subject to price fluctuations in inventory. Margins in the 2004 year were adversely affected by costs related to the closing and move of the Company’s Ideal unit.

OPERATING EXPENSES

(dollars in thousands)		2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Operating Expenses:
	Sales and Marketing	$13,484	12%	$12,052	—%	$12,077
	General and Administrative	5,621	12%	5,022	21%	4,146
	Research and Development	2,729	(6)%	2,893	(1)%	2,914

Sales and marketing expense categories increased in 2005 by 12% and remained consistent in 2004 as compared with 2003. As a percentage of sales, sales and marketing expense decreased in 2005 to 21% from 22% in 2004 and from 25% in 2003. The reduction of sales and marketing expenses as a percentage of revenues resulted from strong cost containment measures and the addition of Hacco sales that require proportionally less sales and marketing support. Also, during 2004, a royalty agreement expired in which the Company was obligated to pay royalties to research corporation investors on natural toxin test kit sales. This royalty contributed 1% of the decrease in expenses. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally in the future and currently expects related expenses to remain between 20% and 25% expressed as a percentage of sales.

General and administrative expenses increased by 12% in 2005 and by 21% in 2004 from the same period in 2003. Significant increases in 2005 and 2004 resulted primarily from the acquisition of Hacco in November 2003 and Adgen in February of the prior year as well as due to increased levels of operations of the Company. As a percentage of revenue, general and administrative expenses remained at 9% in all three years. These expenses tend to remain more fixed as compared to many other Company expenses.

Research and development expenses decreased by 6% in 2005 in comparison with 2004 and by 1% in 2004 in comparison with 2003. As a percentage of revenue these expenses were 4%, 5% and 6% in the years ended May 31, 2005, 2004 and 2003 respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 5% to 6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Other Company products require relatively less in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2005	Increase	2004	Increase	2003
Operating Income	$8,769	16%	$7,542	11%	$6,785

During fiscal year 2005, 2004 and 2003, the Company’s operating income was 14% of revenues. The Company was successful in maintaining its operating income despite fluctuations in gross margins by aggressive controls of other expenses.

OTHER INCOME (EXPENSE)

(dollars in thousands)	2005	Increase	2004	(Decrease)	2003
Other Income— Interest and Other	$147	11%	$132	(73)%	$488

Other income increased by 11% in 2005 in comparison with 2004 and decreased significantly in 2004 from 2003 principally as a result of decreased royalties from related limited partnerships that expired in fiscal 2004. The interest income component of other income decreased in 2004 principally as a result of the expenditures of the invested funds on acquisitions. Interest expense in 2004 and 2005 is related to draws on the Company’s credit facility, all of which has been paid at May 31, 2005. During 2005 the Company recognized grant income of $250,000 related to a grant from local governmental units.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2005	Increase	2004	Increase	2003
Federal and State Income Taxes	$3,000	17%	$2,575	4%	$2,486

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year. Expressed as a percentage of income before tax, such rates were 33.6%, 33.6% and 34.2% in 2005, 2004 and 2003 respectively.

NET INCOME AND

NET INCOME PER SHARE

(dollars in thousands-except per share data)	2005	Increase	2004	Increase	2003
Net Income	$5,916	16%	$5,099	7%	$4,787
Net Income Per Share-Basic	$.73		$.64		$.63
Net Income Per Share-Diluted	$.70		$.61		$.60

Net income and net income per share in 2004 has been reduced by $300,000 or $.04 per share related to the closing of the Company’s Chicago area plant and the relocation of the operation to Lansing and Lexington and in 2005 was reduced by $220,000 or $ .03 per share related to the closing of the Company’s Acumedia production facility in Baltimore, Maryland and its transfer to a new facility in Lansing, Michigan.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2005, the Company had $1,972,000 in cash, working capital of $22,644,000 and stockholders’ equity of $54,835,000. In addition available bank lines of $15,000,000 were available to, if necessary, support ongoing operations or acquisitions.

Cash and marketable securities increased $276,000 during 2005. Cash provided from operations was $6,722,000, additions to property and equipment and other non-current assets used $2,688,000 and payments on the Company’s credit facility totaled $3,900,000.

Accounts receivable increased $545,000 or 5% when compared to May 31, 2004. This resulted from increased sales offset by a reduction in sales days outstanding. Days sales outstanding decreased from 58 days at May 31, 2004 to 56 days at May 31, 2005.

Inventory levels increased 11% or $1,422,000 in 2005 as compared to an increase in fourth quarter revenues of 5%. The Company maintains sufficient levels of inventory to assure that customer demands can be met on a timely basis.

Acquisitions of long-lived assets totaled $2,688,000 and resulted from purchases and renovations of new manufacturing facilities for Lansing’s Acumedia product line and other expenditures during the year.

Net goodwill and non-amortizable intangible assets increased by $1,383,000 in 2005 primarily as a result of the determination that a portion of customer-based intangible has an indefinite life, the intangible assets related to the acquisition of the distribution business of BAG in Germany, the acquisition of the UriCon product line and a secondary payment related to the purchase of Neogen Europe.

The Company renegotiated its bank line in 2004 and borrowed $4,800,000 to partially finance the purchase of Hacco, Inc. and Hess & Clark, Inc. and buildings in Lansing, Michigan and Lexington, Kentucky. During 2004 the Company repaid $900,000 of the borrowings and during 2005 repaid the remaining $3,900,000. At May 31, 2005, the Company had no material commitments for capital expenditures. Inflation and changing prices have not had and are not expected to have a material effect on the Company’s operations.

On July 1, 2005, the Company signed an agreement with UCB S.A. for the acquisition by the Company of UCB’s dairy antibiotic testing business. Cash consideration of $14,700,000 million will be due at closing that is expected late in the current calendar year. Payment of amounts necessary for closing are expected to come from available cash and drawings under the Company’s credit facility.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	768,000	216,000	436,000	116,000	—
Unconditional Purchase Obligations	6,500,000	6,500,000	—	—	—
Other Long-Term Obligations	250,000	—	—	250,000	—

	$7,518,000	$6,716,000	$436,000	$366,000	$—

Neogen has been profitable from operations for its last 49 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9.A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the quarter ended May 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting - The management of Neogen Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Neogen Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Neogen Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005 under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of May 31, 2005 the Company’s internal control over financial reporting is effective.

Neogen Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Neogen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Neogen Corporation maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Neogen Corporation maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Neogen Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Neogen Corporation and our report dated August 9, 2005 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Grand Rapids, Michigan

August 9, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 proxy statement is included herein by reference.

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The Company has made a copy of this Code of Conduct available on its Website at http://www.neogen.com/pdf/Code_of_Conduct.pdf.

OFFICERS AND OTHER KEY INDIVIDUALS OF THE REGISTRANT

The officers of Neogen are elected by and serve at the discretion of the Board of Directors. The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets several times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company. The names and occupations of the Company’s officers are set forth below.

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	Vice President & Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety Sales & Marketing	1995
Richard R. Current	Vice President & Chief Financial Officer	1999
James L. Herbert	President & Chief Executive Officer, Director	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Anthony E. Maltese	Vice President, Corporate Development	1999
Terri A. Morrical	Vice President, Animal Safety Sales & Marketing	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Paul S. Satoh, Ph.D.	Vice President, Basic and Exploratory Research	1998

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 52, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. He is responsible for all Company operations except research, finance, and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 45, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. Currently, Mr. Bradley is responsible for all sales and marketing activities focused on food safety products on a worldwide basis. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 61, joined the Company in November 1999 as Vice President and Chief Financial Officer. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 65, has been President, Chief Executive Officer, and a director of the Company since he joined Neogen in June, 1982. From 1999 to 2001 he was Chairman of the Company’s Board. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 48, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class II and III diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 56, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 61, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October, 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 40, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She currently serves as Vice President and General Manager of the Company’s Lexington division and is responsible for all sales pertaining to animal safety. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 50, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Dr. Paul S. Satoh, age 68, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive Intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from The Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He has been Vice President for Basic and Exploratory Research since September 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2005.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended May 31, 2005 and 2004, Ernst & Young billed Neogen for its services as follows:

Audit Fees: Fees for audit services totaled $220,000 in 2005 and $111,000 in 2004 including fees incurred for the annual audit of the Company’s consolidated financial statements, internal control over financial reporting, interim reviews of quarterly financial information, Form S-8 filings, and consultations concerning accounting matters associated with the annual audit.

Audit-Related Fees: Fees for audit-related services totaled $2,000 in 2005 and $29,000 in 2004. Audit–related fees consist of services associated with accounting consultations that are not related to the annual audit.

Tax Fees: No fees associated with tax matters were incurred with the principal auditing firm in 2005 or 2004.

All Other Fees: There were no other fees incurred with the principal auditing firm in 2005 or 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2) and (c). The response to this portion of ITEM 15 is submitted as a separate section of this report.

(a) (3). The Exhibits listed on the accompanying Exhibits Index, which immediately follows the signature page, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGEN CORPORATION

/s/ James L. Herbert	/s/ Richard R. Current
James L. Herbert, President	Richard R. Current, Vice President
Chief Executive Officer	Chief Financial Officer

Dated: August 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ James L. Herbert	President, Chief Executive Officer, Director (Principal Executive Officer)	August 15, 2005
James L. Herbert

	*	Vice President and Chief Operating Officer	August 15, 2005
Lon M. Bohannon

	*	Secretary and Director
Thomas H. Reed

	*	Director
Herbert D. Doan

	*	Director
Robert M. Book

	*	Director
Gordon E. Guyer, Ph.D.

	*	Director
G. Bruce Papesh

	*	Director
Leonard E. Heller, Ph.D.

	*	Chairman, Board of Directors
Jack C. Parnell

* By:	/s/ James L. Herbert		August 15, 2005
James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3(a)(1)	Articles of Incorporation, as restated.

3(a)(1)	By-Laws, as amended.

10(a)(2)	Neogen Corporation/United States Department of Agriculture License Agreement dated June 29, 1994.

10(b)(3)	Credit Agreement between registrant and Comerica Bank dated November 26, 2003

10(c)(3)	Stock Purchase Agreement between Registrant and United Agri Products, Inc. dated November 21, 2003, related to purchase of Hacco, Inc.

10(d)(3)	Stock Purchase Agreement between Registrant and United Agri Products, Inc. dated November 21, 2003, related to purchase of Hess & Clark, Inc.

10(e)(4)	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement

10(f)(5)	Neogen Corporation 401(k) Retirement Savings Plan Agreement

10(g)(6)	Neogen Corporation Stock Option Plan, as amended.

10(h)	Sale and purchase agreement between Registrant and UCB S.A. dated July 1, 2005, related to agreement to purchase of UCB’s food diagnostic business.

21	Subsidiaries of the Registrant

23(a)	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.2	Power of Attorney.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000.
(2)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-2 (No. 333-12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996.
(3)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 (No.333-101638) filed December 4, 2002.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form S-8 (No.333-101639) filed December 4, 2002.
(6)	Incorporated by reference to the Exhibit filed with the Registration statement on Form S-8 (No. 333-122110) filed January 18, 2005.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MAY 31, 2005

NEOGEN CORPORATION

LANSING, MICHIGAN

10-K—ITEM 15(a)(1) AND (2)

NEOGEN CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

The following consolidated financial statement schedule of Neogen Corporation and subsidiaries is included in Item 15(a) (2) and 15 (c)

Schedule II—Valuation and qualifying accounts and reserves

All other schedules for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

10-K – Item 15 (a) (3)

A list of Exhibits required to be filed as a part of this report is set forth in the Exhibit Index, which immediately follows the signature page, and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2005 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Grand Rapids, Michigan

August 9, 2005

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2005	2004
Assets

Current Assets
Cash	$1,972,000	$1,365,000
Marketable securities		331,000
Accounts receivable, less allowance of $531,000 and $571,000	10,469,000	9,924,000
Inventories	13,796,000	12,374,000
Deferred income taxes	768,000	651,000
Prepaid expenses and other current assets	1,374,000	1,630,000

Total Current Assets	28,379,000	26,275,000

Property and Equipment
Land and improvements	902,000	853,000
Buildings and improvements	8,809,000	7,640,000
Machinery and equipment	8,590,000	7,561,000
Furniture and fixtures	528,000	475,000

	18,829,000	16,529,000
Less accumulated depreciation	6,636,000	5,577,000

Net Property and Equipment	12,193,000	10,952,000

Other Assets
Goodwill	18,599,000	18,617,000
Other non-amortizable intangible assets	2,076,000	675,000
Other non-current assets, net of accumulated amortization of $1,123,000 and $864,000	2,637,000	3,456,000

Total Other Assets	23,312,000	22,748,000

	$63,884,000	$59,975,000

See accompanying notes to consolidated financial statements.

- F1 -

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2005	2004
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,348,000	$3,063,000
Accruals
Compensation and benefits	1,342,000	1,220,000
Federal income taxes	339,000
Other	1,706,000	1,373,000

Total Current Liabilities	5,735,000	5,656,000

Long-Term Debt		3,900,000
Deferred Income Taxes	1,300,000	874,000
Other Long-Term Liabilities	2,014,000	1,703,000

Total Liabilities	9,049,000	12,133,000

Stockholders’ Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding
Common stock, $0.16 par value - shares authorized 20,000,000; 8,147,011 and 8,010,222 shares issued and outstanding	1,304,000	1,282,000
Additional paid-in capital	26,803,000	25,785,000
Accumulated other comprehensive income	136,000	99,000
Retained earnings	26,592,000	20,676,000

Total Stockholders’ Equity	54,835,000	47,842,000

	$63,884,000	$59,975,000

See accompanying notes to consolidated financial statements.

- F2 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31,
	2005	2004	2003
Net Sales	$62,756,000	$55,498,000	$47,685,000

Cost of Goods Sold	32,153,000	27,989,000	21,763,000

Gross Margin	30,603,000	27,509,000	25,922,000

Operating Expenses
Sales and marketing	13,484,000	12,052,000	12,077,000
General and administrative	5,621,000	5,022,000	4,146,000
Research and development	2,729,000	2,893,000	2,914,000

	21,834,000	19,967,000	19,137,000

Operating Income	8,769,000	7,542,000	6,785,000

Other Income (Expense)
Interest income	7,000	48,000	98,000
Interest expense	(83,000)	(61,000)
Royalty and other	223,000	145,000	390,000

	147,000	132,000	488,000

Income Before Income Taxes	8,916,000	7,674,000	7,273,000

Income Taxes	3,000,000	2,575,000	2,486,000

Net Income	$5,916,000	$5,099,000	$4,787,000

Net Income Per Share
Basic	$.73	$.64	$.63
Diluted	$.70	$.61	$.60

See accompanying notes to consolidated financial statements.

- F3 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 1, 2002	7,635,585	$1,222,000	$23,534,000		$10,790,000	$35,546,000
Exercise of options, including $571,000 income tax benefit	127,660	20,000	1,263,000			1,283,000
Repurchase of common stock	(52,188)	(8,000)	(550,000)			(558,000)
Business acquisition	39,550	6,000	335,000			341,000
Comprehensive income:
Net income for 2003					4,787,000	4,787,000
Foreign currency translation adjustments				$3,000		3,000

Total comprehensive income						4,790,000

Balance, May 31, 2003	7,750,607	1,240,000	24,582,000	3,000	15,577,000	41,402,000
Exercise of options, including $250,000 income tax benefit	254,573	41,000	1,148,000			1,189,000
Issuance of shares under Employee Stock Purchase Plan	5,042	1,000	55,000			56,000
Comprehensive income:
Net income for 2004					5,099,000	5,099,000
Foreign currency translation adjustments				96,000		96,000

Total comprehensive income						5,195,000

Balance, May 31, 2004	8,010,222	1,282,000	25,785,000	99,000	20,676,000	47,842,000
Exercise of options and warrants, including $219,000 income tax benefit	149,816	24,000	1,117,000			1,141,000
Issuance of warrants			55,000			55,000
Issuance of shares under Employee Stock Purchase Plan	6,895	1,000	100,000			101,000
Repurchase of common stock	(19,922)	(3,000)	(254,000)			(257,000)
Comprehensive income:
Net income for 2005					5,916,000	5,916,000
Foreign currency translation adjustments				37,000		37,000

Total comprehensive income						5,953,000

Balance, May 31, 2005	8,147,011	$1,304,000	$26,803,000	$136,000	$26,592,000	$54,835,000

See accompanying notes to consolidated financial statements.

- F4 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended May 31
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$5,916,000	$5,099,000	$4,787,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,703,000	1,402,000	1,136,000
Deferred income taxes (credit)	309,000	512,000	420,000
Income tax benefit of stock plan transactions	219,000	250,000	571,000
Other	55,000
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(545,000)	(2,225,000)	(755,000)
Inventories	(1,331,000)	(831,000)	(1,055,000)
Prepaid expenses and other current assets	256,000	(587,000)	70,000
Accounts payable	(715,000)	(210,000)	752,000
Accruals and changes	855,000	(429,000)	775,000

Net Cash Provided By Operating Activities	6,722,000	2,981,000	6,701,000

Cash Flows From Investing Activities
Proceeds from sales of marketable securities	831,000	39,019,000	41,184,000
Purchases of marketable securities	(500,000)	(31,514,000)	(44,679,000)
Purchases of property, equipment and other noncurrent assets	(2,688,000)	(5,043,000)	(2,461,000)
Business and product line acquisitions, net of cash acquired	(874,000)	(10,034,000)	(1,850,000)

Net Cash Used In Investing Activities	(3,231,000)	(7,572,000)	(7,806,000)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	1,023,000	995,000	712,000
Repurchase of common stock	(257,000)		(558,000)
Proceeds from (payments on) long-term debt	(3,900,000)	3,900,000
Increase in other long-term liabilities	250,000	—	—

Net Cash Provided By (Used In) Financing Activities	(2,884,000)	4,895,000	154,000

Net Increase (Decrease) In Cash	607,000	304,000	(951,000)
Cash, at beginning of year	1,365,000	1,061,000	2,012,000

Cash, at end of year	$1,972,000	$1,365,000	$1,061,000

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$1,150,000	$2,200,000	$1,050,000
Interest paid	83,000	53,000	—

See accompanying notes to consolidated financial statements.

- F5 -

1. Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and sells a diverse line of products dedicated to food safety testing and animal health applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its wholly owned subsidiaries (collectively, the Company). The investments in and income from unconsolidated research partnerships are not significant to the consolidated financial statements.

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of stockholders’ equity. At May 31, 2005 and 2004, accumulated other comprehensive income consists of foreign currency translation adjustments.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. No single customer accounted for more than 10% of accounts receivable at May 31, 2005 and 2004.

Fair Values of Financial Instruments

The carrying amounts of marketable securities, accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair value based on either their short maturity or current terms for similar instruments.

Marketable Securities

All marketable securities are classified as available-for-sale and are used to support current operations or to take advantage of short-term investment opportunities. These securities are stated at estimated fair market value that approximates cost. The cost of securities sold is based on the specific identification method.

- F6 -

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	2005	2004
Raw materials	$5,529,000	$5,487,000
Work-in-process	721,000	526,000
Finished goods	7,546,000	6,361,000

	$13,796,000	$12,374,000

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which is generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $1,444,000, $1,180,000 and $969,000, in 2005, 2004 and 2003, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include customer relationships trademarks, trade names and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value.

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

	2005	2004	2003
Net income
As reported	$5,916,000	$5,099,000	$4,787,000
Deduct-compensation expense based on fair value method	(824,000)	(702,000)	(706,000)

Pro forma	$5,092,000	$4,397,000	$4,081,000

Basic net income per share
As reported	$.73	$.64	$.63
Pro forma	$.63	$.56	$.53

Diluted net income per share
As reported	$.70	$.61	$.60
Pro forma	$.61	$.53	$.52

- F7 -

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2005, 2004 and 2003, respectively: dividend yield of 0%; expected volatility of 44.5%, 47.0% and 54.0%; risk free interest rates of 3.25%, 2.7% and 2.7%; and expected lives of four years.

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based payment. This revision supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options, based on the grant date fair value, granted pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vested period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement during the first quarter of 2007. The Company has not presently determined a transition method of adoption. The pro forma effect of adopting this Statement is disclosed above and is not expected to have a material impact in the trend of net earnings or net earnings per share.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, which is at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $2,649,000, $2,164,000 and $1,800,000 in 2005, 2004, 2003, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Limited Partnership Royalty Income and Expense

Royalty income from a related research limited partnership (included as a component of other income) was $132,000 in 2004 and $348,000 in 2003. Royalty expense paid to a related research limited partnership (included as a component of sales and marketing expense) was $281,000 in 2004 and $777,000 in 2003. The agreement governing royalty expense paid to a limited partnership expired in October 2003. At that time, substantially all royalty expense and limited partnership income ceased.

- F8 -

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense (credit) represents the change in net deferred income tax assets and liabilities during the year.

Advertising Costs

Advertising costs are expensed as incurred and totaled $264,000, $258,000 and $196,000 in 2005, 2004, and 2003, respectively.

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

	Year ended May 31,
	2005	2004	2003
Numerator for basic and diluted net income per share
Net income	$5,916,000	$5,099,000	$4,787,000

Denominator
Denominator for basic net income per share weighted average shares	8,096,683	7,910,863	7,656,964

Effect of dilutive stock options and warrants	394,900	465,742	328,344

Denominator for diluted net income per share	8,491,583	8,376,605	7,985,308
Net income per share
Basic	$.73	$.64	$.63

Diluted	$.70	$.61	$.60

In 2005, 100,000 options were excluded from the computations of net income per share as the result of option prices exceeding the average market price of the common shares. No options were excluded in 2004 or 2003.

- F9 -

2. Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by SFAS No. 142 as of the first day of the fourth quarter of 2005 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety
Balance, June 1, 2003	$6,219,000	$6,997,000
Goodwill acquired	90,000	5,311,000

Balance, May 31, 2004	6,309,000	12,308,000
Goodwill acquired (adjusted)	239,000	(257,000)

Balance, May 31, 2005	$6,548,000	$12,051,000

Non-amortizable intangible assets include licenses of $377,000, trademarks of $475,000.

Other amortizable intangible assets consisted of the following and are included in other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,159,000	$273,000	$886,000
Covenants not to compete	300,000	198,000	102,000
Patents	464,000	345,000	119,000
Customer Relationship Intangible and other	1,956,000	48,000	1,908,000

Balance, May 31, 2004	$3,879,000	$864,000	$3,015,000

Licenses	$1,174,000	$367,000	$807,000
Covenants not to compete	310,000	257,000	53,000
Patents	464,000	365,000	99,000
Customer Relationship Intangible and other	1,221,000	134,000	1,087,000

Balance, May 31, 2005	$3,169,000	$1,123,000	$2,046,000

Amortization expense for other intangibles totaled $259,000, $222,000 and $167,000 in 2005, 2004 and 2003, respectively. The estimated amortization expense for each of the five succeeding years is as follows: 2006 - $229,000; 2007 - $210,000; 2008 - $197,000; 2009 - $181,000 and 2010 - $157,000.

- F10 -

3. Marketable Securities

The Company invests in only high quality, short-term investments with maturity dates of less than one year classified as available-for-sale. As such, there were no significant differences between cost and estimated fair market value at May 31, 2005 and 2004. Additionally, since investments are short-term and carried to maturity, there were no realized gains and losses in 2005, 2004 or 2003. At May 31, 2004 marketable securities consisted of certificates of deposit.

4. Business and Product Line Acquisitions

As of February 28, 2003, the Company acquired the outstanding common stock of Adgen Ltd. of Ayr, Scotland, a company involved in the manufacture and sale of diagnostic test kits for the detection of plant diseases and the distribution of food safety diagnostic test kits. Consideration was net cash of $1,850,000 and 32,000 shares of common stock with a fair value of $341,000. During fiscal 2005 a secondary payment of $226,000 was made under the purchase agreement. Additionally, the Company is obligated to pay contingent consideration up to $224,000 based on future revenue levels. The acquisition was accounted for as a purchase with assets allocated $525,000 to current assets, $49,000 to property and equipment, $359,000 in current liabilities and $1,976,000 to intangible assets, primarily goodwill. If consummated as of the beginning of fiscal 2003, operating results would not have been materially different from amounts previously reported. Adgen continues to be located in Ayr, Scotland.

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

Consideration for the November 21, 2003 acquisitions was $10,000,000 in cash, including related acquisition costs. Allocation of the purchase price included current assets of $1,800,000; property, plant and equipment of $2,600,000; intangible assets of $7,400,000 (including customer intangibles of $1,900,000; patents and trademarks of $200,000 and goodwill of $5,300,000); and liabilities of $1,800,000, including an environmental remediation liability of $1,200,000. The portion of the customer based asset considered to have a definite life is expected to be amortized by accelerated methods over 20 years. The companies are believed to be strong synergistic fits into Neogen’s overall stability of providing food and animal safety solutions.

Unaudited pro forma financial information, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2002 is as follows:

	Year ended May 31,
	2004	2003
	(In thousands except per share amount )
Revenue	$61,898	$57,234
Net income	$5,696	$5,620
Diluted net income per share	$.68	$.70

As of October 1, 2004, Neogen Europe, Ltd., the Company’s subsidiary in Scotland, UK, acquired the distribution business of BiologischeAnalysensysteme GmbH (BAG), a privately held company based in Lich, Germany. BAG was a distributor of Neogen Corporation ‘s products in Germany. BAG’s revenues in the 12 months ended September 30, 2004 were approximately $600,000. Consideration for the acquisition was cash of $448,000. The allocation of the purchase price included inventory of $68,000, equipment of $21,000 and customer based intangibles of $359,000. The acquisition is expected to improve distribution of the Company’s products in Germany.

- F11 -

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

5. Long-Term Debt

The Company maintains a financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000. Interest is at prime less 1.25% or Eurodollar prime equivalent, plus 150 basis points at the Company’s option (rate elected would have been 4.5625% at May 31, 2005). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at May 31, 2005. The agreement matures September 1, 2006.

6. Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant under the terms of the Company’s stock option plans. The number of shares authorized for issuance under the plans is 4,074,219. At May 31, 2005, options have been granted with three to five year vesting schedules and option terms of five to ten years.

The following is a summary of stock option plan activity:

	Shares	Weighted-Average Exercise Price
Outstanding at June 1, 2002 (288,474 exercisable)	998,183	$7.09
Granted	323,125	9.78
Exercised	(127,840)	5.62
Forfeited	(30,125)	7.99

Outstanding at May 31, 2003 (362,858 exercisable)	1,163,343	7.97
Granted	353,125	15.21
Exercised	(312,160)	6.05
Forfeited	(1,562)	8.13

Outstanding at May 31, 2004 (301,839 exercisable)	1,202,746	10.53
Granted	198,500	19.36
Exercised	(149,502)	6.77
Forfeited	(32,625)	13.74

Outstanding at May 31, 2005 (455,732 exercisable)	1,219,119	$12.31

Shares available for grant under stock option plans were 985,731, 151,606 and 503,169 at May 31, 2005, 2004 and 2003. The weighted-average grant date fair value of options granted in 2005, 2004 and 2003 was $6.06, $6.03 and $4.33, respectively.

- F12 -

The following is a summary of stock options outstanding at May 31, 2005:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 5.00- 6.30	149,953	2.2	$5.21	105,077	$5.31
$ 9.52-11.12	549,614	3.9	10.17	273,494	10.29
$15.20-20.45	519,552	6.0	16.74	77,161	15.21

$ 5.00-20.45	1,219,119	4.6	$12.31	455,732	$9.98

The weighted-average exercise price of shares that were exercisable at May 31, 2004 and 2003 was $8.26 and $6.61.

The following table summarizes warrant activity with non-employees that are expensed at fair value. All warrants are exercisable for common stock of the Company and expire through 2009.

	Shares	Weighted -Average Exercise Price
Outstanding warrants at June 1, 2002	21,250	$8.74
Warrants exercised during the year	(1,250)	5.50
Warrants granted during the year	16,875	9.52

Outstanding warrants at May 31, 2003	36,875	9.21
Warrants exercised during the year	(6,250)	10.48
Warrants granted during the year	15,000	15.20

Outstanding warrants at May 31, 2004	45,625	11.01
Warrants exercised during the year	(10,000)	9.43
Warrants granted during the year	13,000	18.19

Outstanding warrants at May 31, 2005	48,625	$13.15

Common stock totaling 100,000 shares is reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensation) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 6,895 and 5,042 in 2005, and 2004, respectively. There were no employee purchases in 2003.

7. Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2005	2004	2003
Current:
U.S. Federal and foreign	$2,395,000	$1,729,000	$1,745,000
State	296,000	334,000	321,000
Deferred	309,000	512,000	420,000

	$3,000,000	$2,575,000	$2,486,000

- F13 -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2005	2004
Deferred income tax liabilities
Depreciation and amortization	$(1,590,000)	$(1,052,000)

Deferred income tax assets
Inventories and accounts receivable	790,000	698,000
Accruals	268,000	131,000

Total deferred income tax assets	1,058,000	829,000

Net deferred income tax liabilities	$(532,000)	$(223,000)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2005	2004	2003
Tax at U.S. statutory rates	$3,031,000	$2,609,000	$2,473,000
Tax credits and other	(226,000)	(254,000)	(199,000)
Provisions for state income taxes, net of federal benefit	195,000	220,000	212,000

	$3,000,000	$2,575,000	$2,486,000

8. Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The total initial anticipated cost of remediation through 2024 of $1,800,000 has been discounted at 4% and recorded as a non current liability in the consolidated balance sheet at its net present value of $1,098,000 at May 31, 2005. Estimated payments over the succeeding five years are $90,000 annually, with $1,260,000 due thereafter.

The Company has agreements with related research limited partnerships and unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, including amounts paid to related research limited partnerships, under the terms of these agreements for 2005, 2004 and 2002 was $742,000, $900,000 and $1,524,000 respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2005, 2004 and 2003 was $205,000, $574,000 and $527,000, respectively. Future minimum rental payments for these leases over the next five years are as follows: 2006 - $216,000; 2007 - $231,000; 2008 - $205,000; 2009 - $101,000; and 2010 - $15,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

- F14 -

9. Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $343,000, $323,000 and $291,000 in 2005, 2004 and 2003, respectively.

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

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2005

Net sales to external customers	$28,156,000	$34,600,000	$—	$62,756,000
Operating income	4,051,000	5,284,000	(566,000)	8,769,000
Depreciation and amortization	908,000	794,000		1,702,000
Interest income			7,000	7,000
Income taxes	1,386,000	1,808,000	(194,000)	3,000,000
Total assets	27,378,000	35,738,000	768,000	63,884,000
Expenditures for long-lived assets	1,828,000	860,000		2,688,000

2004
Net sales to external customers	$27,567,000	$27,931,000	$—	$55,498,000
Operating income	4,223,000	3,679,000	(360,000)	7,542,000
Depreciation and amortization	782,000	620,000		1,402,000
Interest income			48,000	48,000
Income taxes	1,423,000	1,105,000	47,000	2,575,000
Total assets	24,079,000	34,914,000	982,000	59,975,000
Expenditures for long-lived assets	2,081,000	2,962,000		5,043,000

2003
Net sales to external customers	$26,476,000	$21,209,000	$—	$47,685,000
Operating income	4,864,000	2,542,000	(621,000)	6,785,000
Depreciation and amortization	661,000	475,000		1,136,000
Interest income			98,000	98,000
Income taxes	1,654,000	864,000	(32,000)	2,486,000
Total assets	21,216,000	18,804,000	8,016,000	48,036,000
Expenditures for long-lived assets	2,250,000	211,000		2,461,000

(1)	Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

- F15 -

Sales to customers outside the United States amounted to $17,002,000 or 27% of consolidated sales in 2005, $13,781,000 or 25% in 2004 and $9,609,000 or 20% in 2003 and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company does not have sales to any single foreign country or customer exceeding 10% of consolidated net sales.

11. Government Grant

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases are recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company recognized other income of $250,000 in 2005 related to the grant.

12. Stock Repurchase

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s common stock. As of May 31, 2005, 890,847 shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $5,198,000. Shares purchased under this buy-back program were retired.

13. Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2004	November 2004	February 2005	May 2005
	(Dollars in thousands, except per share data)

Net sales	$15,212	$17,133	$14,403	$16,008
Gross margin	7,505	8,094	6,958	8,046
Net income	1,584	1,672	1,214	1,446
Basic net income per share	.20	.21	.15	.18
Diluted net income per share	.19	.20	.14	.17

	Quarter Ended
	August 2003	November 2003	February 2004	May 2004
	(Dollars in thousands, except per share data)

Net sales	$12,233	$13,246	$14,717	$15,302
Gross margin	6,260	7,003	6,926	7,320
Net income	1,302	1,543	1,183	1,071
Basic net income per share	.17	.20	.15	.13
Diluted net income per share	.16	.19	.14	.13

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

- F16 -

14. Subsequent Event

On July 1, 2005 the Company announced it signed an agreement with Brussels, Belgium-based UCB to acquire UCB’s dairy antibiotic testing business. Closing is expected to take place late in the 2005 calendar year. UCB’s dairy antibiotic testing products present a strong complementary fit with other testing products that the Company offers the dairy industry. Consideration for the acquisition is $14,700,000 million (U.S.) in cash, and potential future performance-based payments.

Sales of UCB’s dairy testing products approximated $9,000,000 million (U.S.) in its most recent fiscal year, of which over 90% represented sales outside North America. Beta Star, one of UCB’s key dairy antibiotic testing products, does not yet have FDA approval for sale to the large dairy market in the United States, but that approval is being pursued. Milk processors typically test raw milk arriving from dairy farms for antibiotic residues.

Products involved in the acquisition include the widely-used Penzyme product, and the newer technology Beta Star test. The Beta Star test uses a format nearly identical to Neogen’s simple dipstick tests for mycotoxins, food allergens, and ruminant by-products.

- F17 -

Neogen Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Year Ended May 31	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions		Write-Offs	Balance at End of Year
Valuation Allowance for Accounts Receivable:
2005	$571,000	$134,000			$174,000	$531,000
2004	611,000	75,000	$20,000	(1)	135,000	571,000
2003	537,000	170,000	11,000	(2)	107,000	611,000

(1)	Acquisitions of Hacco Inc. and Hess & Clark Inc. as of November 21, 2003.
(2)	Acquisition of Adgen Ltd. as of February 28, 2003.

Year Ended May 31:	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions	Write-Offs	Balance at End of Year
Valuation Allowance for Inventories:
2005	$415,000	$69,000		$13,000	$471,000
2004	672,000	147,000		404,000	415,000
2003	633,000	77,000		38,000	672,000

- F18 -