Form 10-Q
period 2005-08-31
NEOGEN CORP
filed 2005-10-11
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

As of October 1, 2005, there were 8,222,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2005	May 31, 2005
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$2,550	$1,972
Marketable securities	1,002	—
Accounts receivable, less allowance of $ 564 and $ 531	11,948	10,469
Inventories	14,704	13,796
Deferred income taxes	768	768
Prepaid expenses and other current assets	1,417	1,374

TOTAL CURRENT ASSETS	32,389	28,379

NET PROPERTY AND EQUIPMENT	12,026	12,193

OTHER ASSETS
Goodwill	18,599	18,599
Other non-amortizable intangible assets	2,076	2,076
Other non-current assets, net of accumulated amortization of $ 1,186 and $ 1,123	2,609	2,637

	$67,699	$63,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,503	$2,348
Accrued compensation	1,248	1,342
Income taxes	1,118	339
Other accruals	1,446	1,706

TOTAL CURRENT LIABILITIES	7,315	5,735

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	3,146	3,314

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,220,000 shares issued and outstanding at August 31, 2005; 8,147,000 shares issued and outstanding at May 31, 2005	1,315	1,304
Additional paid-in capital	27,089	26,803
Accumulated other comprehensive income	102	136
Retained earnings	28,732	26,592

TOTAL STOCKHOLDERS’ EQUITY	57,238	54,835

	$67,699	$63,884

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2005	2004
	(In thousands, except per share amounts)
Net sales	$16,778	$15,212
Cost of goods sold	7,937	7,707

GROSS MARGIN	8,841	7,505

OPERATING EXPENSES
Sales and marketing	3,725	3,206
General and administrative	1,240	1,151
Research and development	771	718

	5,736	5,075

OPERATING INCOME	3,105	2,430

OTHER INCOME (EXPENSE)
Interest income	16	2
Interest expense	—	(24)
Other	144	11

	160	(11)

INCOME BEFORE INCOME TAXES	3,265	2,419
INCOME TAXES	1,125	835

NET INCOME	$2,140	$1,584

NET INCOME PER SHARE
Basic	$.26	$.20

Diluted	$.25	$.19

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2005	8,147	$1,304	$26,803	$136	$26,592	$54,835
Exercise of options and warrants	73	11	286			297
Comprehensive income:
Net income for the three months ended August 31, 2005					2,140	2,140
Foreign currency translation adjustments				(34)		(34)

Total comprehensive income ($1,563 in the three months ended August 31, 2004)						2,106

Balance, August 31, 2005	8,220	$1,315	$27,089	$102	$28,732	$57,238

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,140	$1,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	434
Changes in operating assets and liabilities:
Accounts receivable	(1,479)	(433)
Inventories	(908)	(9)
Prepaid expenses and other current assets	(43)	364
Accounts payable and accruals	1,580	(170)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,758	1,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	1,000	300
Purchases of marketable securities	(2,002)	—
Purchases of property and equipment and other assets	(291)	(772)

NET CASH USED IN INVESTING ACTIVITIES	(1,293)	(472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	—	(1,500)
Reductions of other long-term liabilities	(184)	—
Net proceeds from issuance of common stock	297	391

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	113	(1,109)

INCREASE IN CASH	578	189
CASH AT BEGINNING OF PERIOD	1,972	1,365

CASH AT END OF PERIOD	$2,550	$1,554

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2006. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2005 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2005.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2005	May 31, 2005
	(In thousands)
Raw materials	$5,205	$5,529
Work-in-process	493	721
Finished goods	9,006	7,546

	$14,704	$13,796

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2005	2004
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$2,140	$1,584

Denominator:
Denominator for basic net income per share-weighted average shares	8,171	8,023
Effect of dilutive stock options and warrants	236	445

Denominator for diluted net income per share	8,407	8,468

Net income per share:
Basic	$.26	$.20

Diluted	$.25	$.19

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of August 31, 2005, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended August 31, 2005 and 2004 follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2006
Net sales to external customers	$7,682	$9,096	$—	$16,778
Operating income	1,529	1,825	(249)	3,105
Total Assets	29,354	36,865	1,480	67,699

Fiscal 2005
Net sales to external customers	$7,200	$8,012	$—	$15,212
Operating income	1,316	1,197	(83)	2,430
Total Assets	24,787	34,764	682	60,233

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. STOCK OPTIONS

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options, based on the grant date fair value, granted pursuant to their employees stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the statement during the first quarter of fiscal 2007. The Company has not presently determined a transition method of adoption. The pro forma effect of adopting this Statement is disclosed below and is not expected to have a material impact in the trend of net income per share.

6. STOCK OPTIONS (CONTINUED)

	Three Months Ended August 31,
	2005	2004
	(In thousands except per share amounts)
Net income:
As reported	$2,140	$1,584
Deduct-compensation expense based on fair value method	(153)	(186)

Pro forma	$1,987	$1,398
Basic net income per share:
As reported	$.26	$.20
Pro forma	$.25	$.17
Diluted net income per share:
As reported	$.25	$.19
Pro forma	$.24	$.17

7. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8. BUSINESS AND PRODUCT LINE ACQUISITIONS

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

9. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2005 or May 31, 2005) providing for an unsecured revolving line of credit of $15,000,000. Interest is at prime less 1.25% or Eurodollar prime equivalent, plus 150 basis points at the Company’s option (rate elected would have been 5.0625% at August 31, 2005). Financial covenants include maintaining current ratios and debt to earnings ratios (as defined) and specified levels of tangible net worth, all of which are complied with at August 31, 2005. The agreement matures September 1, 2007.

10. GRANT FROM INGHAM COUNTY

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases are recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company has recognized other income of $160,000 related to the grant in the three month period ended August 31, 2005.

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

Inventory

A reserve for obsolescence is established based on an analysis of the inventory taking into account the current condition of the asset as well as other known facts and future plans. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change. Product obsolescence may be caused by shelf life expiration, discontinuation of a product line, or replacement products in the market place or other competitive situations.

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2005 and it was determined that no impairment exists. There was also no impairment indicated for 2005. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

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

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the Company had a 10% increase in revenues in the August 2005 quarter compared to the 2004 quarter as a result of revenue increases in each of the Company’s segments. The Food Safety revenue increased 7% with gains in sales of the Natural Toxin and Allergen product lines as well as the Dry Culture Media and Other Product categories. Animal Safety revenues increased by 14% with gains in each of the product line categories but was led by Hacco rodenticides.

Gross margin increases were primarily affected by product mix and also by efficiency increases following operating consolidations over the past two fiscal years. Operating and net income increased in the quarter as compared to the prior year from the combined effects of the additional sales and from management’s continued control of costs.

See the discussions below for more detailed analysis of the results for the Company’s operations for the three months ended August 31, 2005 as compared to the same three month period of the prior year.

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004

	Three Months Ended August 31,
	2005	2004	Increase (Decrease)
	(Dollars in Thousands)
Food Safety
Natural Toxins & Allergens	$3,175	$2,769	$406	14.7%
Bacteria & General Sanitation	2,481	2,521	(40)	(1.6)%
Dry Culture Media & Other	2,026	1,910	116	6.1%

	7,682	7,200	482	6.7%

Animal Safety
Life Sciences Drug Detections & Vaccines	1,660	1,640	20	1.2%
Rodenticides	3,016	2,118	898	42.4%
Veterinary Instruments & Other	4,420	4,254	166	3.9%

	9,096	8,012	1,084	13.5%

Total Sales	$16,778	$15,212	$1,566	10.3%

Total revenues increased 10% in the August 2005 quarter compared to the August 2004 quarter. Revenues from the sales of products related to Food Safety were up 7% and revenues from Animal Safety were up 14%.

In the Food Safety segment Natural Toxin & Allergen product sales increased by 14.7% as compared with the prior year, with Natural Toxin increases coming from weather conditions in areas that are more likely to promote formation of these toxins. Allergen sales increased as a result of increased awareness and acceptance of the product lines. Bacteria and General Sanitation product sales were essentially unchanged from the prior year. Sales of Dry Culture Media & Other products increased by 6.1% as compared to the prior year quarter as the Company continued to increase market penetration of both domestic and international markets.

Increases in the Animal Safety product lines continued to benefit from the strong sales increases in the Hacco rodenticide product line, with sales increases of 42.4% in comparison with the prior year. These increases came from reaction to increased customer needs for pest eradication and from enhanced foreign sales. Life Science, Drug Detection & Vaccines product sales were essentially unchanged from the prior year. Sales of Veterinary Instruments & Other products increased by 3.9% as the Company continues to expand its sales to large retail stores.

Gross margins in the August 2005 quarter increased from 49% to 53%. Food Safety margins increased from 57% in the prior year to 60% in the current year. Animal Safety margins also increased from 42% in the prior year to 47% in the current year. In both segments margins have increased from positive product mix as well as from increased utilization of the new facilities in Lexington and Lansing which were brought on line in the prior year. These new facilities are expected to provide significantly expanded production capability and efficiencies. Additionally the Company benefited from the efficiencies granted by consolidation of the Ideal and Acumedia operating units into the Lansing and Lexington operating units.

Sales and marketing expenses increased by $519,000 in the August 2005 quarter. As a percentage of sales these expenses increased to 22% from 21% in the prior year quarter. Food Safety sales and marketing expenses increased from 24% to 26% while Animal Safety sales and marketing expenses remained at 19%, when compared to the prior year. Overall, management remains committed to strong cost control in both divisions.

General and administrative expenses increased by $89,000 but decreased to 7% of revenues for the quarter ended August 2005.

Research and development expenses in the August 2005 quarter increased by $53,000 but remained at 5% for the first quarter in comparison with the prior year. Although on a quarter to quarter basis, some fluctuations of research and development expenses will occur, management expects research and development expense to approximate 4% to 6% of revenues over time. These expenditures approximate 8% to 10% of revenues from products and product lines that are supported by research and development.

Other income increased by $171,000 in comparison with the prior quarter as a result of state and local grant revenue that was earned in the first quarter and interest income on marketable securities investments. Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year.

Financial Condition and Liquidity

At August 31, 2005, the Company had $3,552,000 in cash and marketable securities, working capital of $25,074,000 and stockholders’ equity of $57,238,000. In addition, available bank lines of credit totaled $15,000,000.

Accounts receivable were $1,479,000 greater than at May 31, 2005. Days outstanding in account receivables increased from 56 days at May 31, 2005 to 58 days at August 31, 2005. Days outstanding at August 31 are considered to be within the normal range when compared to days outstanding at Neogen Corporation over the last several years. Management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at August 31, 2005 have increased by $908,000 from May 31, 2005. Inventory levels are considered to be adequate to service expected sales during the second quarter of fiscal year 2006 and beyond. The increase in current liabilities of $1,580,000 results from the timing of payments.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash as of August 31, 2005, along with its available bank revolving line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and bank lines may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has minimal interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: October 10, 2005

/s/ James L. Herbert
James L. Herbert
President and Chief Executive Officer

Dated: October 10, 2005

/s/ Richard R. Current
Richard R. Current
Vice President and Chief Financial Officer