Form 10-Q
period 2005-11-30
NEOGEN CORP
filed 2006-01-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

As of January 1, 2006, there were 8,269,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

Signatures

CEO Certification

CFO Certification

Section 906 Certification

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2005	May 31, 2005
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$2,925	$1,972
Marketable securities	1,008	—
Accounts receivable, less allowance of $ 522 and $ 531	12,894	10,469
Inventories	14,845	13,796
Deferred income taxes	768	768
Prepaid expenses and other current assets	1,068	1,374

TOTAL CURRENT ASSETS	33,508	28,379

NET PROPERTY AND EQUIPMENT	12,300	12,193

OTHER ASSETS
Goodwill	18,782	18,599
Other non-amortizable intangible assets	2,076	2,076
Other non-current assets, net of accumulated amortization of $ 1,047 and $ 1,123	2,592	2,637

	$69,258	$63,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,649	$2,348
Accrued compensation	1,437	1,342
Income taxes	507	339
Other accruals	1,882	1,706

TOTAL CURRENT LIABILITIES	6,475	5,735

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	3,081	3,314

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,265,000 shares issued and outstanding at November 30, 2005; 8,147,000 shares issued and outstanding at May 31, 2005	1,322	1,304
Additional paid-in capital	27,380	26,803
Accumulated other comprehensive income	55	136
Retained earnings	30,945	26,592

TOTAL STOCKHOLDERS’ EQUITY	59,702	54,835

	$69,258	$63,884

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$18,256	$17,133	$35,034	$32,345
Cost of goods sold	8,766	9,039	16,703	16,746

GROSS MARGIN	9,490	8,094	18,331	15,599

OPERATING EXPENSES
Sales and marketing	3,891	3,473	7,616	6,679
General and administrative	1,450	1,529	2,690	2,680
Research and development	802	711	1,573	1,429

	6,143	5,713	11,879	10,788

OPERATING INCOME	3,347	2,381	6,452	4,811

OTHER INCOME (EXPENSE)
Interest income	27	2	43	4
Interest expense	—	(29)	—	(53)
Other	46	218	190	229

	73	191	233	180

INCOME BEFORE INCOME TAXES	3,420	2,572	6,685	4,991
INCOME TAXES	1,207	900	2,332	1,735

NET INCOME	$2,213	$1,672	$4,353	$3,256

NET INCOME PER SHARE
Basic	$.27	$.21	$.53	$.40

Diluted	$.26	$.20	$.51	$.38

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
			(In thousands)
Balance, June 1, 2005	8,147	$1,304	$26,803	$136	$26,592	$54,835
Exercise of options and warrants	118	18	577			595
Comprehensive income:
Net income for the six months ended November 30, 2005					4,353	4,353
Foreign currency translation adjustments				(81)		(81)

Total comprehensive income ($3,373 in the six months ended November 30, 2004)						4,272

Balance, November 30, 2005	8,265	$1,322	$27,380	$55	$30,945	$59,702

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,353	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	953	897
Changes in operating assets and liabilities:
Accounts receivable	(2,425)	(1,504)
Inventories	(1,049)	98
Prepaid expenses and other current assets	306	68
Accounts payable and accruals	740	738

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,878	3,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	5,017	193
Purchases of marketable securities	(6,025)	—
Purchases of property and equipment and other assets	(1,079)	(1,870)
Payments for business acquisitions	(183)	(874)

NET CASH USED IN INVESTING ACTIVITIES	(2,270)	(2,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	—	(1,445)
Reductions of other long-term liabilities	(250)	—
Net proceeds from issuance of common stock	595	492

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	345	(953)

INCREASE IN CASH	953	49
CASH AT BEGINNING OF PERIOD	1,972	1,365

CASH AT END OF PERIOD	$2,925	$1,414

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended November 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2006. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2005 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2005.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2005	May 31, 2005
	(In thousands)
Raw materials	$5,109	$5,529
Work-in-process	493	721
Finished goods	9,243	7,546

	$14,845	$13,796

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$2,213	$1,672	$4,353	$3,256

Denominator:
Denominator for basic net income per share- weighted average shares	8,239	8,094	8,205	8,058
Effect of dilutive stock options and warrants	286	427	265	436

Denominator for diluted net income per share	8,525	8,521	8,470	8,494

Net income per share:
Basic	$.27	$.21	$.53	$.40

Diluted	$.26	$.20	$.51	$.38

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of November 30, 2005, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended November 30, 2005 and 2004 follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2006
Net sales to external customers	$7,813	$10,443	$—	$18,256
Operating income	1,412	2,058	(123)	3,347
Total Assets	30,700	37,072	1,486	69,258

Fiscal 2005
Net sales to external customers	$7,476	$9,657	$—	$17,133
Operating income	788	1,747	(154)	2,381
Total Assets	26,557	35,787	789	63,133

Segment information for the six months ended November 30, 2005 and 2004 follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2006
Net sales to external customers	$15,495	$19,539	$—	$35,034
Operating income	2,941	3,883	(372)	6,452

Fiscal 2005
Net sales to external customers	$14,676	$17,669	$—	$32,345
Operating income	2,104	2,944	(237)	4,811

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. STOCK OPTIONS

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options, based on the grant date fair value, granted pursuant to their employees’ stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the statement during the first quarter of fiscal 2007. The Company has not presently determined a transition method of adoption. The pro forma effect of adopting this Statement is disclosed below and is not expected to have a material impact in the trend of net income per share.

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Net income:
As reported	$2,213	$1,672	$4,353	$3,256
Deduct-compensation expense based on fair value method	(223)	(191)	(351)	(377)

Pro forma	$1,990	$1,481	$4,002	$2,879
Basic net income per share:
As reported	$.27	$.21	$.53	$.40
Pro forma	$.23	$.18	$.47	$.36
Diluted net income per share:
As reported	$.26	$.20	$.51	$.38
Pro forma	$.23	$.18	$.47	$.35

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

During the second quarter a secondary payment in the amount of $183,000 was paid to the former owners of Adgen Ltd. (now Neogen Europe, Ltd.). No additional amounts are contractually due under terms of the Asset Purchase Agreement.

9. LONG TERM DEBT

On December 19, 2005, the Company executed a financing agreement with a bank (no amounts drawn at November 30, 2005 or May 31, 2005) providing for an unsecured revolving line of credit of $17,500,000. Interest is at LIBOR plus 95 basis points (rate under the terms of the agreement was 5.24% at November 30, 2005). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at November 30, 2005. Maturity is December 1, 2007. The agreement replaced an existing credit facility with another bank.

10. GRANT FROM INGHAM COUNTY

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases are recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company has recognized other income of $40,000 and $220,000 related to the grant in the three month period ended November 30, 2005 and 2004 respectively.

11. SUBSEQUENT EVENT

On December 20, 2005, Neogen Corporation purchased the dairy antibiotic business (primarily accounts receivable, inventory, certain fixed assets and intangible assets) of Belgium based UCB. The Company expects to operate the business at its present location in Spain for approximately 60 days at which time it expects to integrate the operation into its USA facilities.

The consideration for the sale subject to certain additional post closing adjustments, was $14.7 million in cash plus payments for certain current assets and transaction costs. Additional contingent payments may be payable based on future events related to performance. Aggregate additional consideration is limited to $4.3 million. The source of the cash consideration was available cash balances and borrowings under the Company’s credit facility.

Sales of the acquired business approximated $8.5 million in the year ended December 31, 2004.

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

Inventory

A reserve for obsolescence is established based on an analysis of the inventory taking into account the current condition of the asset as well as other known facts and future plans. The amount of reserve required to record inventory at lower of cost or market may be adjusted as condition’s change. Product obsolescence may be caused by shelf life expiration, discontinuation of a product line, or replacement products in the market place or other competitive situations.

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

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the Company had a 7% increase in revenues in the November 2005 quarter compared to the November 2004 quarter with revenue increases in each of the Company’s segments. Food Safety revenue increased 5% with gains in sales of the Natural Toxin and Allergen product lines as well as the Dehydrated Culture Media and Other Product categories. Animal Safety revenues increased by 8% with gains across all product categories. For the six-month period, overall revenues were up 8% with Food Safety revenue up 6% and Animal Safety up 11%, with explanations for the increases similar to those of the second quarter.

Gross margin increases were primarily affected by efficiency increases following operating consolidations over the past two fiscal years and positive product mix as greater levels of higher margin products were sold in both the three and six month periods. Operating and net income increased in the quarter as compared to the prior year periods as a result of the combined effects of the additional sales and from management’s continued control of costs.

See the discussions below for more detailed analysis of the results for the Company’s operations for the three and six month periods ended November 30, 2005 as compared to the same three and six month periods of the prior year.

Three and Six Months Ended November 30, 2005 Compared to Three and Six Months Ended November 30, 2004

	Three Months Ended November 30,				Six Months Ended November 30,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
			(Dollars in Thousands)
Food Safety

Natural Toxins & Allergens	$3,412	$2,943	$469	16%	$6,538	$5,826	$712	12%
Bacteria & General Sanitation	2,351	2,593	(242)	(9)%	4,816	5,185	(369)	(7)%
Dry Culture Media & Other	2,050	1,940	110	6%	4,141	3,665	476	13%

	7,813	7,476	337	5%	15,495	14,676	819	6%

Animal Safety

Life Sciences Drug Detections & Vaccines	1,952	1,667	285	17%	3,632	3,329	303	9%
Rodenticides & Disinfectants	3,419	3,350	69	2%	6,746	5,769	977	17%
Veterinary Instruments & Other	5,072	4,640	432	9%	9,161	8,571	590	7%

	10,443	9,657	786	8%	19,539	17,669	1,870	11%

Total Sales	$18,256	$17,133	$1,123	7%	$35,034	$32,345	$2,689	8%

Food Safety segment sales of Natural Toxin and Allergen products increased 16% in the November quarter and 12% for the six month period mainly as a result of increased customer utilization of the Allergen test kit products and higher levels of test kit sales for aflatoxin because of contaminated corn following geographic weather conditions in certain areas of the USA. Product lines related to Bacteria and General Sanitation products decreased by 9% in the November quarter and by 7% in the six month period as a result of competition pressures in the bacteria testing markets. Revenues related to Dehydrated Culture Media and Other products increased by 6% in the November quarter and 13% in the six month period as the company continued to increase market penetration in both domestic and international markets.

Animal Safety segment revenue increased in each of the product categories. Life Science, Drug Detection and Vaccine product sales increased by 17% in the November quarter and by 9% in the six-month period with increases in nearly all of the products that comprise this product group. Rodenticide and Disinfectant product sales increased by 2% in the quarter and by 17% on a year to date basis as the company experienced opportunities for Neogen’s zinc phosphate product to help control a population explosion of voles in the Pacific Northwest. Veterinary Instrument and Other sales increased by 9% for the quarter and by 7% in the six month period as a result of the improvement in sales of over-the-counter veterinary products, both to farm and ranch retailers, and the company’s OTC distributor network. Sales of the company’s nitrofurazone topical wound treatment product, also included in this category, increased as a result of a key FDA approval.

Gross margins in the November 2005 quarter increased from 47% in the prior year to 52% in the current year and from 48% to 52% on a year-to-date basis. Food Safety margins increased from 54% to 60% in the second fiscal quarter and from 56% to 60% on a year-to-date basis. Animal Safety gross margins increased from 42% to 46% in both the quarter and for the six-month period. The overall increases in gross margins both in the three-month and six-month periods were as a result of better utilization of the manufacturing facilities and improved product sales mix. In each of the two most recently completed fiscal years the company significantly expanded its Food and Animal Safety production facilities and relocated several operations to accommodate expanded production capability with the objective to provide greater efficiencies. The gross margin of each of the divisions was affected by the same factors that served to increase the overall gross margins of the Company.

Sales and marketing expenses increased by $418,000 or from 20% to 21% of revenues in the second quarter. On a year-to-date basis sales and marketing expenses increased $936,000 or from 21% to 22% of revenues. Food Safety sales and marketing expenses increased by $46,000 for the quarter but remained at 26% when compared to the 2004 quarter. For the six-month period Food Safety sales and marketing expenses increased by $346,000 but increased from 25% to 26% of related revenues. Animal Safety sales and marketing expenses for the second quarter increased by $372,000 and increased from 16% to 18% of related revenues. For the six month period Animal Safety sales and marketing expense increased by $590,000 or from 17% to 18% of revenues. The levels of these expenditures tend to vary with levels of sales and are within the Company’s expectations and historical relationship range.

General and administrative expenses decreased $79,000 for the second quarter and decreased from 9% to 8% of revenues in comparison with the prior year. On a six-month basis, general and administrative expenses increased only $10,000 and stayed at 8% of revenues. General and administrative expenses are generally fixed in relation to revenues.

Research and development expense increased by $91,000 for the November 2005 quarter in comparison with the prior year and remained at 4% of revenues. For the six-month period expenses increased by $144,000 and also remained at 4% of revenues. Management expects research and development expense to approximate 4-6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines supported by research and development.

Other income as compared to prior year periods decreased in the November 2005 quarter by $118,000 and increased by $53,000 for the six-month period. Other income in both years has been affected by the timing of other income recognized related to forgiveness of certain payments due under local government grants and interest related to debt that was paid off in late in fiscal 2005.

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year.

Financial Condition and Liquidity

At November 30, 2005, the Company had $3,933,000 in cash and marketable securities, working capital of $27,033,000 and stockholders’ equity of $59,702,000. In addition, available bank lines totaled $17,500,000.

Accounts receivable were $2,425,000 greater than at May 31, 2005. Days outstanding in account receivables increased from 56 days at May 31, 2005 to 60 days at November 30, 2005. Days outstanding are considered to be within the normal range when compared to the days outstanding at Neogen Corporation over the last several years. Management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at November 30, 2005 have increased by $1,049,000 from May 31, 2005. Inventory levels have increased proportionally with increases in revenues. Inventory levels are considered to be adequate to service expected sales during the third quarter of fiscal 2006 and beyond. The increase in current liabilities of $740,000 results from the timing of payments.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash as of November 30, 2005, along with its available bank revolving line of credit and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and bank lines may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the second quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have effect on its future results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on October 13, 2005. The matter voted upon and the results of the vote follow:

Election of Directors	For
James L. Herbert	7,340,394

G. Bruce Papesh	7,332,126

Thomas H. Reed	7,280,258

Items 2, 3 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

(a) Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.	–	Certification pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 9, 2006

/s/ James L. Herbert
James L. Herbert
President and Chief Executive Officer

Dated: January 9, 2006

/s/ Richard R. Current
Richard R. Current
Vice President and Chief Financial Officer