Form 10-Q
period 2006-02-28
NEOGEN CORP
filed 2006-04-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of April 1, 2006, there were 8,288,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

CEO Certification

CFO Certification

Section 906 Certification

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2006	May 31, 2005
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$1,880	$1,972
Accounts receivable, less allowance of $ 518 and $ 531	13,498	10,469
Inventories	17,077	13,796
Deferred income taxes	768	768
Prepaid expenses and other current assets	1,743	1,374

TOTAL CURRENT ASSETS	34,966	28,379

NET PROPERTY AND EQUIPMENT	14,027	12,193

OTHER ASSETS
Goodwill	30,591	18,599
Other non-amortizable intangible assets	2,076	2,076
Other non-current assets, net of accumulated amortization of $ 1,381 and $ 1,123	4,031	2,637

	$85,691	$63,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,137	$2,348
Accrued compensation	1,329	1,342
Income taxes	907	339
Other accruals	2,875	1,706

TOTAL CURRENT LIABILITIES	8,248	5,735

LONG TERM DEBT	12,800	—

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	3,006	3,314

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 8,282,000 shares issued and outstanding at February 28, 2006; 8,147,000 shares issued and outstanding at May 31, 2005	1,326	1,304
Additional paid-in capital	27,591	26,803
Accumulated other comprehensive income	143	136
Retained earnings	32,577	26,592

TOTAL STOCKHOLDERS’ EQUITY	61,637	54,835

	$85,691	$63,884

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net sales	$17,584	$14,403	$52,618	$46,748
Cost of goods sold	9,062	7,445	25,765	24,191

GROSS MARGIN	8,522	6,958	26,853	22,557

OPERATING EXPENSES
Sales and marketing	3,753	3,308	11,369	9,987
General and administrative	1,545	1,169	4,235	3,849
Research and development	766	704	2,339	2,133

	6,064	5,181	17,943	15,969

OPERATING INCOME	2,458	1,777	8,910	6,588

OTHER INCOME (EXPENSE)
Interest income	19	2	62	6
Interest expense	(115)	(23)	(115)	(75)
Other	42	25	232	254

	(54)	4	179	185

INCOME BEFORE INCOME TAXES	2,404	1,781	9,089	6,773
INCOME TAXES	772	567	3,104	2,302

NET INCOME	$1,632	$1,214	$5,985	$4,471

NET INCOME PER SHARE
Basic	$.20	$.15	$.73	$.55

Diluted	$.19	$.14	$.70	$.53

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2005	8,147	$1,304	$26,803	$136	$26,592	$54,835
Exercise of options and warrants	135	22	788			810
Comprehensive income:
Net income for the nine months ended February 28, 2006					5,985	5,985
Foreign currency translation adjustments				7		7

Total comprehensive income ($4,594 in the nine months ended February 28, 2005)						5,992

Balance, February 28, 2006	8,282	$1,326	$27,591	$143	$32,577	$61,637

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,985	$4,471
Adjustments to reconcile net income to net cash provided by operating activities:	1,480	1,356
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable	(1,710)	(1,146)
Inventories	(1,347)	(332)
Prepaid expenses and other current assets
Accounts payable and accruals	2,309	(664)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,717	3,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	6,533	191
Purchases of marketable securities	(6,533)	—
Purchases of property and equipment and other assets	(1,548)	(2,341)
Payments for business acquisitions	(18,546)	(874)

NET CASH USED IN INVESTING ACTIVITIES	(20,094)	(3,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on line of credit	12,800	(1,677)
Reductions of other long-term liabilities	(325)	—
Net proceeds from issuance of common stock	810	883

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,285	(794)

DECREASE IN CASH	(92)	(133)
CASH AT BEGINNING OF PERIOD	1,972	1,365

CASH AT END OF PERIOD	$1,880	$1,232

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended February 28, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2006. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2005 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2005.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2006	May 31, 2005
	(In thousands)
Raw materials	$5,643	$5,529
Work-in-process	493	721
Finished goods	10,941	7,546

	$17,077	$13,796

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$1,632	$1,214	$5,985	$4,471

Denominator:
Denominator for basic net income per share - weighted average shares	8,274	8,121	8,228	8,079
Effect of dilutive stock options and warrants	480	440	363	437

Denominator for diluted net income per share	8,754	8,561	8,591	8,516

Net income per share:
Basic	$.20	$.15	$.73	$.55

Diluted	$.19	$.14	$.70	$.53

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of February 28, 2006, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. 2000 shares were purchased in 2006 and have been netted against net proceeds from sales of common stock in the Consolidated Financial Statements. Shares purchased under this buy-back program were retired.

5. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including veterinary instruments and a complete line of consumable products marketed to veterinarians and animal health product distributors. Additionally the Animal Safety segment produces and markets a line of rodenticides to assist in the control of rodents in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments.

Segment information for the three months ended February 28, 2006 and 2005 follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2006
Net sales to external customers	$8,862	$8,722	$—	$17,584
Operating income	1,507	1,148	(197)	2,458
Total assets	49,654	35,559	478	85,691

Fiscal 2005
Net sales to external customers	$6,217	$8,186	$—	$14,403
Operating income	626	1,126	25	1,777
Total assets	26,223	35,729	969	62,921

Segment information for the nine months ended February 28, 2006 and 2005 follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2006
Net sales to external customers	$24,357	$28,261	$—	$52,618
Operating income	4,448	5,031	(569)	8,910

Fiscal 2005
Net sales to external customers	$20,893	$25,855	$—	$46,748
Operating income	2,730	4,070	(212)	6,588

(1)	Includes corporate assets, consisting principally of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. STOCK OPTIONS

In December 2004, the FASB issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options, based on the grant date fair value, granted pursuant to their employees’ stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the statement during the first quarter of fiscal 2007. The Company has not presently determined a transition method of adoption. The pro forma effect of adopting this Statement is disclosed below and is not expected to have a material impact on the trend of net income per share.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Net income:
As reported	$1,632	$1,214	$5,985	$4,471
Deduct-compensation expense based on fair value method	(235)	(189)	(586)	(566)

Pro forma	$1,397	$1,025	$5,399	$3,905
Basic net income per share:
As reported	$.20	$.15	$.73	$.55
Pro forma	$.17	$.13	$.66	$.48
Diluted net income per share:
As reported	$.19	$.14	$.70	$.53
Pro forma	$.16	$.12	$.65	$.46

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

During the second quarter of 2006 a secondary payment in the amount of $183,000 was paid to the former owners of Adgen Ltd. (now Neogen Europe, Ltd.). No additional amounts are contractually due under terms of the Asset Purchase Agreement.

On December 19, 2005, Neogen Corporation purchased certain assets of the dairy antibiotics business of UCB FD Bioproducts, a division of Belgium based UCB Group. The Consolidated Statements of Income reflect the results of operations of UCB FD Bioproducts since the date of purchase. Consideration for the sale, including transaction costs to date of $300,000, was $15,000,000 in cash, plus post closing adjustments and potential secondary payments of up to $4,300,000. The preliminary allocation of the purchase price, subject to finalization of asset valuations, included $1,000,000 of accounts receivable, $1,700,000 of inventory, $500,000 of other current assets, $1,300,000 of fixed assets and $8,900,000 of goodwill and $1,600,000 of other amortizable intangibles. Other amortizable intangibles have been assigned 10 year lives. The Company is believed to be a strong synergistic fit into Neogen’s overall strategy of providing food and animal safety solutions.

Unaudited pro forma financial information, as if the acquisition of the dairy antibiotics business had taken place on June 1, 2004 is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Revenue	$17,584	$16,581	$57,013	$53,608
Net Income	1,632	1,498	6,564	5,390
Diluted net income per share	$0.19	$0.17	$0.77	$0.64

On February 17, 2006, Neogen Corporation purchased the common stock of Centrus International, Inc., a wholly owned subsidiary of Eastman Chemical Company, of Kingsport, Tennessee. The Consolidated Statements of Income reflect the results of operations of Centrus International, Inc. since the date of purchase. Consideration consisted of $3,300,000 in cash. The preliminary allocation of the purchase price included accounts receivable of $300,000, inventory of $200,000, fixed assets of $200,000 and intangible assets of $2,900,000 and assumed liabilities of $300,000. Centrus produces Soleris™, a user-friendly, rapid optical testing system that accurately detects microbial contamination and represents a synergistic fit with Neogen’s Food Safety solutions. Centrus sales in the 12 month period ended December 31, 2005 (prior to the acquisition) was $2,800,000. On a pro forma basis Neogen net income prior to the acquisition would not be materially affected.

9. LONG TERM DEBT

On December 19, 2005, the Company executed a financing agreement with a bank ($12,800,000 drawn at February 28, 2006) providing for an unsecured revolving line of credit of $17,500,000. Interest is at LIBOR plus 95 basis points (rate under the terms of the agreement was 5.52% at February 28, 2006). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at February 28, 2006. Maturity is December 1, 2007. The agreement replaced an existing credit facility with another bank.

10. GRANT FROM INGHAM COUNTY

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases are recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company recognized other income of $50,000 and $30,000 related to the grant in the three month periods and $90,000 and $250,000 in the nine month periods ended February 28, 2006 and 2005, respectively.

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

RESULTS OF OPERATIONS

Executive Overview

Total revenues increased 22% in the February 2006 quarter compared to the February 2005 quarter with Food Safety segment products increasing 43% and Animal Safety segment products increasing 7%. On a nine month year to date basis, total revenues increased 13% with 17% in the Food Safety segment and 9% in Animal Safety. Exclusive of the third quarter acquisitions of the dairy antibiotics business and of Centrus International, consolidated revenue was up 9% for the quarter and year to date. Exclusive of the acquisitions Food Safety revenues were up 13% for the February 2006 quarter and 8% for the nine months year to date. These increases represented continued improvements in sales of the Company’s products both domestically and internationally.

Gross margins for the February 2006 quarter were comparable with those of the February 2005 quarter. Margins, however, were down almost 400 basis points from the November quarter of the 2006 fiscal year. This decrease was due to the February 2006 quarter revenues that were less than the November quarter and the effects of integration costs of the acquisitions. On a nine month year to date basis, gross margins have increased to 51% from 48% in comparable period of the prior year. The margin increases result from the effects of consolidations made in the prior year and strong cost controls throughout the Company.

Net income increased 34% both in the February 2006 quarter compared to the February 2005 quarter and on a nine month year to date basis compared to the prior year. The February 2006 quarter represented the fourth consecutive quarter of increases in net income in excess of 30% when compared to the same quarter of the prior year. These increases in net income arose from additional sales, increases in gross margins and controls of other costs.

See the discussions below for more detailed analysis of the results of the Company’s operations for the three and nine month periods ended February 28, 2006 as compared to the same three and nine month periods of the prior year.

Three and Nine Months Ended February 28, 2006 Compared to Three and Nine Months Ended February 28, 2005

	Three Months Ended February 28,		Increase (Decrease) (Dollars in Thousands)		Nine Months Ended February 28,		Increase (Decrease)
	2006	2005			2006	2005
Food Safety

Natural Toxins & Allergens	$4,838	$2,430	$2,408	99%	$11,375	$8,256	$3,119	38%
Bacteria & General Sanitation	2,181	2,252	(71)	(3)%	7,036	7,436	(400)	(5)%
Dry Culture Media & Other	1,843	1,535	308	20%	5,946	5,201	745	14%

	8,862	6,217	2,645	43%	24,357	20,893	3,464	17%
Animal Safety

Life Sciences Drug Detections & Vaccines	1,694	1,524	170	11%	5,326	4,852	474	10%
Rodenticides & Disinfectants	2,135	2,342	(207)	(9)%	8,881	8,111	770	9%
Veterinary Instruments & Other	4,893	4,320	573	13%	14,054	12,892	1,162	9%

	8,722	8,186	536	7%	28,261	25,855	2,406	9%

Total Sales	$17,584	$14,403	$3,181	22%	$52,618	$46,748	$5,870	13%

Food Safety segment sales of natural toxin and allergen products increased 99% in the February 2006 quarter and 38% on a nine month year to date basis. Exclusive of sales of dairy antibiotic testing products from the business acquired in December 2005, this category of sales would have increased 23% for the quarter and 15% on a nine month year to date basis. These increases arose from increased customer utilization of allergen test kit products and from higher levels of test kit sales for natural toxins because of grain contamination resulting from unfavorable weather events. Product lines related to bacterial and general sanitation products decreased 3% in the February 2006 quarter and by 5% for the nine month year to date period as a result of continued competitive pressures in the bacteria testing markets. Revenues related to dehydrated culture media and other products increased 18% in the February quarter and 14% in the nine month year to date period as the company continued to increase market penetration in both domestic and international markets.

Animal Safety segment sales of life science, drug detection and vaccine products increased by 11% in the February 2006 quarter and by 10% on a nine month year to date basis, with strong increases in the life sciences and vaccine product groups in the quarter and in all product groups for the nine month year to date basis. Rodenticide and disinfectant product sales decreased by 9% in the February 2006 quarter, but increased by 9% on the nine month year to date basis. The decreases in the current quarter resulted from less usage due to the unusually mild winter in most of the USA. Nine month year to date sales were aided by revenues from products sold to assist in the control of an outbreak of voles in the northwest USA. Veterinary instrument and other sales increased by 13% for the February 2006 quarter and by 9% on a nine month year to date basis as a result of improvements in sales of over-the-counter veterinary products to farm and ranch retailers, and the Company’s OTC distributor network. Sales of the Company’s nitrofurazone topical wound treatment product, also included in this category, increased as a result of a key FDA approval.

Gross margins in the February 2006 quarter were unchanged at 48% when compared to the prior year and increased from 48% to 51% in the nine month year to date period. Food Safety segment margins decreased to 56% from 57% in the February quarter and increased to 58% from 56% in the nine month year to date period. Animal Safety segment margins decreased from 42% to 40% in the February quarter and increased from 42% to 44% in the nine month year to date period. The overall changes in gross margins both in the quarter and the nine month year to date periods were the result of better utilization of manufacturing facilities, changes in product mix and costs of integration of the dairy antibiotic business. In each of the two most recently completed fiscal years, the Company significantly expanded its Food and Animal Safety production capability with the objective of increasing operating efficiencies. The gross margins of the divisions were affected by the same factors identified as affecting the overall gross margins of the Company.

In the February 2006 quarter sales and marketing expenses increased by $445,000 but decreased to 21% of revenues from 23% in the prior year. On a nine month year to date basis these expenses increased $1,382,000 or to 22% of revenues from 21% in the prior year. Food Safety sales and marketing expenses increased $330,000 for the February 2006 quarter but decreased from 29% of revenues to 24% and increased $676,000 on a nine month year to date basis but decreased from 26% of revenues to 25%. Animal Safety sales and marketing expenses increased $116,000 for the February 2006 quarter and increased from 17% of revenues to 18% and increased $706,000 on a nine month year to date basis and increased from 18% of revenues to 19%. The levels of these expenditures tend to vary with levels of sales and are within the management’s expectations and historical relationship range.

General and administrative expenses increased $376,000 for the February 2006 quarter or to 9% of revenues from 8%. On a nine month year to date basis these expenses increased $386,000, but remained at 8% of revenues. General and administrative expenses are generally fixed in relation to revenues.

Research and development expense increased $62,000 for the February 2006 quarter but decreased to 4% of revenues from 5%. On a nine month year to date basis these expenses increased $206,000 but decreased to 4% of revenues from 5%. Management expects research and development expense to approximate 4% to 6% over time. These expenses approximate 8% to 10% of revenues from sales of products and product lines supported by research and development.

Other income as compared to the prior year quarter and nine month year to date periods is comparable. Other income is reported net of interest expense related to borrowing under the Company’s long term borrowing arrangements.

Federal and state income tax rates used in the computation of income tax expense in the periods are comparable to those of the prior year.

Financial Condition and Liquidity

At February 28, 2006, the Company had $1,880,000 in cash, working capital of almost $27,000,000 and stockholders’ equity of over $61,000,000.

Accounts receivable were $3,000,000 greater than at May 31, 2005. Increases came from $1,300,000 of balances related to acquisitions and other increases related to greater levels of sales. Days outstanding in accounts receivable increased from 56 days at May 31, 2005 to 61 days at February 28, 2006. The number of days outstanding are effected by the relative percentage of foreign sales and the timing of domestic sales. Days outstanding are considered to be within the normal range when compared to days outstanding at Neogen Corporation over the past several years. Management believes that the recorded allowance is adequate to provide for accounts that may become uncollectable. Inventories at February 28, 2006 have increased by $3,300,000 as compared to May 31, 2005. Increases come from $1,900,000 of balances related to acquisitions and other increases related to the maintenance of higher levels of inventory for customer service. Inventory levels are considered to be adequate to service expected sales during the fourth quarter or fiscal 2006 and beyond. The increase in current liabilities is related to the timing of payments.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash balances at February 28, 2006, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future financing needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has minimal interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Because Neogen markets and sells its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products. Sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the British Pound and Euro. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2006 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have effect on its future results of operations or financial position.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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
Dated: April 10, 2006
/s/ JAMES L. HERBERT
James L. Herbert
President and Chief Executive Officer
Dated: April 10, 2006
/s/ RICHARD R. CURRENT
Richard R. Current
Vice President and Chief Financial Officer