Form 10-K
period 2006-05-31
NEOGEN CORP
filed 2006-08-14
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2006

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

COMMON STOCK, $0.16 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant was $142,550,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 9,120,000 on July 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 12, 2006 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

PART I.

ITEM 1. BUSINESS

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed by company sales personnel in the United States, Canada, the United Kingdom and other parts of Europe and by distributors elsewhere to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and gene probe products that rely on the Company’s proprietary antibodies and RNA and DNA probes to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

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

Trademarks and registered trademarks Neogen markets its products under include: Corporate: Neogen®, Neogen flask®; Food Safety: AccuScan™, AccuPoint®, Acumedia® and logo®, Agri-Scan®, Agri-Screen®, Agri-Screen Ticket®, Alert®, BetaStar®, Centrus™, GeneQuence®, Gene-Trak®, ISO-GRID™, Reveal®, Revive®, Soleris™, Veratox®; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, DC&R®, Dr. Frank’s®, ElectroJac®, ELISA Technologies®, EqStim®, EquiMax™, Fura-Zone®, Gnat-Away™, GNatural™, Gold Nugget® and logo®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, Iso-Prine™, K-Blue®, K-Gold®, MegaShot™, Mini-Shot®, MycAseptic®, NFZ™, NeogenVet™, NeedleGard®, Paddock & Pasture®, PanaKare™, Penzyme®, Poridon®, Pro-Pistol™, Pro-Shot™, Prozap®, Pyril-Pam®, Ramik®, RenaKare™, Shine N’ Glo™, Spec-Tuss™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™ and Logo®, Triple Heat™, Tri-Soxsuprine™, UriKare™, UriCon™, Vita-15™.

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

Most of the Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies, the most sensitive and specific available, sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s test kits are available in microwell formats, which allow for the rapid processing of a large number of samples and automated procedures, and lateral flow and other similar devices that provide distinct visual results. Most test kits use antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests, similar in technology to home pregnancy tests, make them accessible to all levels of food producers, processors and handlers with minimal equipment and training.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s Reveal® and Alert® tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox®, Agri-Screen® and Reveal® tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s market-best Veratox®, Alert® and Reveal® testing products for food allergens to protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, egg, almond, wheat, soy, and hazelnut residues.

Dairies are primary users of Neogen’s Beta Star and Penzyme diagnostic tests to detect the presence of Beta Lactam antibiotics in milk. The presence of these drugs in milk is an economic risk to processors as it limits further processing and is also a public health hazard.

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

Neogen also offers other test methods and products to complement its immunoassay tests. The Company’s line of Gene-Trak® and GeneQuence® assays utilize DNA probe hybridization technology to create exceptionally sensitive and specific tests to detect foodborne bacteria. Instead of using antibodies as in an immunoassay to “capture” a target pathogen that may be present in a sample, this technology uses a portion of the target pathogen’s unique ribosomal RNA (rRNA) sequence to bind to complementary rRNA strands of the pathogen in a sample. The result is a test with the ease and speed of a rapid test method, but the specificity of a time-consuming conventional laboratory method (specificity is a test’s ability to distinguish between a target pathogen, and a closely-related but innocuous bacterium).

Neogen’s Soleris™ product is used by food processors to identify the presence of spoilage organisms and other microbiological contamination.

Neogen’s Acumedia® subsidiary offers dehydrated culture media for varied purposes, including traditional bacterial testing, and growing beneficial bacteria, such as cultures for sausages and beer. The Company’s customers for dehydrated culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Neogen manufactures and markets its AccuPoint® rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy to use and relatively inexpensive test uses bioluminescence to quickly (in less than 10 seconds) determine if a food contact surface has been sanitized completely. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. The more light, the more present ATP and the greater the need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the foodservice industry, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 48.3%, 44.9%, and 49.7% of the Company’s total revenues for fiscal years ended May 31, 2006, 2005 and 2004, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s animal safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products to the worldwide animal safety market.

Neogen’s AmVet® product line provides innovative, value-added, high quality products to the veterinary market. Top AmVet products include PanaKare™, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; and RenaKare™, a supplement for potassium deficiency in cats and dogs. Products sold under the NeogenVet™ brand include Vita-15™ and Liver 7, which are used in the treatment and prevention of nutritional deficiencies in horses.

On November 21, 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brands Ramik®, Havoc® and Prozap®. On the same date, it also acquired Hess & Clark, Inc. Hess & Clark’s principal products are disinfectants, such as DC&®, used in animal and food production facilities and proprietary anti- bacterials for animals.

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

Revenues from Neogen’s Animal Safety Division accounted for 51.7%, 55.1%, and 50.3% of the Company’s total revenues for fiscal years ended May 31, 2006, 2005 and 2004 respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2006, the Company had more than 5,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 5,000. A total of 119 employees are assigned to sales and marketing functions within the Company. No single distributor or customer accounted for 10% or more of the Company’s revenues in any of the past three years.

FOOD SAFETY SALES AND MARKETING

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles technical support issues that arise with customers.

Neogen’s food safety markets are comprised of: feed and agriculture, including grain elevators, feed mills, pet food manufacturers, and grain inspection companies; meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products; and the USDA’s Food Safety Inspection Service (FSIS); milling and grocery, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; and Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

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

Neogen’s dairy antibiotics diagnostic products are distributed outside of North America by Denmark based Chr. Hansen, an international supplier of natural ingredient solutions for the food and health and nutritional industries.

Distribution of Soleris products is shared worldwide by Neogen personnel and Denmark based Foss Analytical.

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

GENERAL:

Revenues from Neogen’s international sales accounted for 28.6%, 27.1%, and 24.8% of the Company’s total revenues for fiscal years ended May 31, 2006, 2005 and 2004, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 27 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $3.0 million, $2.7 million and $2.9 million, representing 4%, 4% and 5% of total revenues in fiscal 2006, 2005 and 2004, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 4% to 6% of total revenues.

Neogen has ongoing development projects for new immunoassay diagnostic tests for the food safety, animal safety and pharmacologics markets, as well as engineering projects for new and improved veterinary instruments. Management expects that these products will be available for marketing in fiscal years 2007 to 2009.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. For fiscal 2006, 2005 and 2004, royalty expense under these agreements amounted to $911,000, $742,000 and $900,000, respectively.

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

One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim and ImmunoRegulin. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. In China three of the Company’s immunoassay based test kits are listed in the GB, or National Standard. Listings of these products are expected assist to generate future sales into Government and other laboratories in China.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Tampa, Florida; and Ayr, Scotland. There are currently approximately 184 full-time employees assigned to manufacturing in these five locations. Most locations operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergen and pesticides, final kit assembly, quality assurance and shipping takes place from the Company’s facilities in Lansing. Proprietary monoclonal and polyclonal antibodies for the Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Other reagents are similarly prepared by the chemistry group.

Manufacturing of diagnostic tests for the presence of dairy antibiotics in milk is completed in the Company’s Lansing facilities. Generally, final assembly and shipment to customers are performed in the Company’s Ayr, Scotland facility.

Assembly and shipment of electronic readers and disposable single-use samplers takes place in the Company’s facilities in Lansing.

Dehydrated culture media products are manufactured in a FDA monitored facility in Lansing. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from Lansing.

Soleris single-use samplers and equipment are produced and shipped to customers by third party vendors.

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

The Tampa facility is an USDA-approved manufacturing plant devoted to the production of the biologic products EqStim® and ImmunoRegulin®. P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. The Company’s BotVax B vaccine is also produced in the Tampa facility utilizing Type B botulism seed cultures and a traditional fermentation process. All completed product is then shipped to Neogen’s Lexington, facilities for inventory and distribution to customers.

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

COMPETITION

Although competitors vary in individual markets, management knows of no competitor that is pursuing Neogen’s fundamental strategy of developing a full line of products, ranging from disposable tests and dehydrated culture media to veterinary pharmaceuticals and veterinary instruments for a large number of food safety and animal safety concerns. For each of its individual products, the Company faces intense competition from companies ranging from small businesses to divisions of large international companies. Some of these organizations have substantially greater financial resources than the Company. The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company’s product line, the effectiveness of its sales and customer service organizations and pricing are also components in management’s competitive plan. Management is not aware of any factors within its product lines that place the Company in a negative competitive position relative to its competitors.

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

In the veterinary market, Neogen markets BotVax B, the only USDA approved vaccine for the prevention of botulism Type B in horses. The Company competes on other key products through differentiated product performance and superior customer and technical support. With some of its products, the Company provides solutions as a lower cost alternative and offers a private label option for its distributors.

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

EMPLOYEES

Currently, the Company employs 393 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

ITEM 1.A RISK FACTORS

An investment in our common shares involves a high degree of risk. The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Relating to Our Business

Our business strategy is dependent on successfully identifying and integrating acquisitions as well as promoting internal growth.

Our business has grown significantly over the past several years as a result of both internal growth and acquisitions of existing businesses and their products. The Company has no agreements or commitments in place with respect to, and is not currently engaged in any negotiations for, any acquisition. Identifying and pursuing acquisition opportunities, integrating these acquisitions into our business and managing their growth require a significant amount of management time and skill. We cannot assure that we will be effective in identifying, integrating or managing any acquisition target in the future. Our failure to successfully integrate and manage any future acquisition may have a material adverse effect on our operating results and financial condition.

In addition, if we continue to experience growth in our business, our growth could place a significant strain on our management, customer service, operations, sales and administrative personnel and other resources. To serve the needs of our existing and future customers, we will be required to train, motivate and manage qualified employees. We have incurred and will continue to incur significant costs to retain qualified management, sales and marketing, engineering, production, manufacturing and administrative personnel, as well as expenses for marketing and promotional activities. Our ability to manage our planned growth depends upon our success in expanding our operating, management and information and financial systems, which might significantly increase our operating expenses.

We might not be able to manage effectively our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.

The development of new products entails substantial risk of failure.

We are continually developing new products for which we believe there should be significant market demand. We cannot assure that we will successfully develop commercially viable products, that the products will be developed on a timely basis to meet market demand or that the relevant market will be properly identified. If we expend substantial resources in developing an unsuccessful product, operating results will be adversely affected.

Our international operations are subject to different product standards as well as other operational risks.

In fiscal 2006, international sales accounted for 29% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our international sales include the possible disruption in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

The markets for our products are extremely competitive, and our competitors may be able to utilize existing resource advantages to our detriment.

The markets in which the Company competes are subject to rapid and substantial changes in technology and are characterized by extensive research and development and intense competition. Many of our competitors and potential competitors have greater financial, technical, manufacturing, marketing, research and development and management resources than we do. These competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us. They might also succeed in developing products that are at least as reliable and effective as our products that make additional measurements, that are less costly than our products or that provide alternatives to our products.

We are dependent on the agricultural marketplace, which is affected by factors beyond our control.

Our primary customers are in the agricultural and food production industries. Economic conditions affecting agricultural industries are cyclical and are dependent upon many factors outside our control, including weather conditions or changes in consumption patterns. An economic downturn in the agricultural marketplace could adversely affect our sales.

Our quarterly operating results are subject to significant fluctuations.

We have experienced, and may experience in the future, significant fluctuations in our quarterly operating results. The mix of products sold and the acceptance of new products, in addition to other factors, could contribute to this quarterly variability. We operate with relatively little backlog and have few long-term customer contracts. Substantially all of our product revenue in each quarter results from orders received in that quarter. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income.

Our success is highly dependent on our ability to obtain protection for the intellectual property utilized in our products.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. Patent applications filed by the Company may not result in the issuance of patents or, if issued, may not be issued in a form that will be commercially advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of time of patent protection we may have for our products. We also cannot assure that our nondisclosure agreements, together with trade secrets and other common law rights, will provide meaningful protection for the Company’s trade secrets and other proprietary information. Moreover, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights domestically or in foreign jurisdictions, we may incur substantial costs and our business, including our business prospects, could be substantially harmed. From time to time, the Company has received notices alleging that the Company’s products infringe third party proprietary rights. Whether the manufacture, sale or use of current products, or whether any products under development would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and/or to allege non-infringement of the asserted patent claim. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof. The outcome of infringement litigation is subject to substantial uncertainties, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our defense of an infringement litigation lawsuit could result in significant expense. Regardless of the outcome, infringement litigation could significantly disrupt our marketing, development and commercialization efforts, divert our management’s attention and consume our financial resources.

In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, importation, use and sale of products that infringe the patent rights of others, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or to develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; and/or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

Any development or acquisition of non-infringing products or technology or licenses could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we are required to, but cannot, obtain a license to valid patent rights held by a third party, we would likely be prevented from commercializing the relevant product, or from further manufacture, sale or use of the relevant product.

We are subject to substantial governmental regulation.

A portion of our products are regulated by various domestic and foreign government agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. Although less than 10% of our revenues is currently derived from products requiring government approval prior to sale, a significant portion of our revenues is derived from products used to monitor and detect the presence of residues that are regulated by various government agencies. Furthermore, a significant portion of the Company’s growth may be affected by the implementation of new regulations.

We are dependent on key employees.

The Company’s success depends, in large part, on its president and on other members of its management team. Our loss of any of these key employees could have a material adverse effect on the Company. The Company maintains certain incentive plans for its key employees, and most of these employees have been with the Company in excess of five years. However, the Company has not executed long-term employment agreements with any of these employees and does not expect to do so in the foreseeable future. The Company’s success also depends, significantly, on its ability to continue to attract such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

Our business may be subject to product liability claims.

The manufacturing and distribution of the Company’s products involve an inherent risk of product liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or our products are determined to be defective, we might incur significant legal expenses not covered by insurance. In addition, product liability litigation could damage our reputation and impair our ability to market our products, regardless of the outcome. Litigation could also impair our ability to retain product liability insurance or make our insurance more expensive. Although the Company currently maintains liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product liability claim, our business, financial condition and results of operations could be adversely affected.

Market prices for securities of technology companies are highly volatile.

The market prices for securities of technology companies have been volatile in the past and could continue to be volatile in the future. Fluctuations in our financial performance from period to period could have a significant impact on the market price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Neogen owns nine separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located nearby at 703 and 720 Shiawassee, total 25,000 square feet and are used for manufacture and warehousing of food safety products. Two buildings on Hosmer Street with a combined total of 49,000 square feet, are used for manufacturing and warehousing of dry culture media and veterinary instruments. A 50,000 square foot building at 1614 East Kalamazoo Avenue is held for expansion.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of all other Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

Animal Safety pharmaceutical, supplement and topical product manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease through December 31, 2007 currently requiring monthly payments of $5,700.

The Company leases 5,200 square feet at 5910 Breckenridge Center Parkway in Tampa, Florida where the manufacturing of three animal safety products takes place. This USDA-approved facility is subject to a non-cancelable lease through September 2009. The lease requires current monthly payments of $3,300.

Neogen Europe Ltd. operations take place in 12,948 square feet in the Cunningham Building at Auchincruive Ayrshire Scotland (on the campus of The Scottish Agricultural College at Ayr). The lease agreement on this property expires May 31, 2018, however, Neogen Europe may terminate the lease after 5 years 2008 or 10 years 2013 from inception with a payment of 6 months or 3 months rent, respectively. The current rental rate is £56,700 annually increasing to £63,000 in 2008 (all plus value added tax) as more space is acquired for European operations.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 square feet of warehouse space in Cambria, Wisconsin for $1,550 per month. The lease expires October 31, 2007.

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

		High	Low
	Fiscal Year Ended May 31, 2006
First Quarter		$17.40	$13.50
Second Quarter		20.48	15.35
Third Quarter		23.15	19.75
Fourth Quarter		25.22	18.00

	Fiscal Year Ended May 31, 2005
First Quarter		$20.00	$15.86
Second Quarter		21.76	17.35
Third Quarter		23.00	17.00
Fourth Quarter		18.99	12.46

As of July 31, 2006, there were approximately 500 stockholders of record of Common Stock that management believes represents a total of approximately 5,000 beneficial holders. Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2006. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	2002	2003	2004	2005	2006
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$20,970	$26,476	$27,567	$28,156	$34,951
Animal Safety Sales	21,095	21,209	27,931	34,600	37,482

Net Sales	42,065	47,685	55,498	62,756	72,433
Cost of Goods Sold	20,196	21,763	27,989	32,153	35,427
Sales and Marketing	9,939	12,077	12,052	13,484	15,799
General and Administrative	4,178	4,146	5,022	5,621	6,174
Research and Development	2,252	2,914	2,893	2,729	2,988

Operating Income	5,500	6,785	7,542	8,769	12,045
Interest and Other Income	460	488	132	147	46

Income Before Income Taxes	5,960	7,273	7,674	8,916	12,091
Provision for Income Taxes	2,015	2,486	2,575	3,000	4,150

Net Income	$3,945	$4,787	$5,099	$5,916	$7,941

Net Income per Share (basic) (1)	$.53	$.63	$.64	$.73	$.96
Net Income per Share (diluted) (1)	$.49	$.60	$.61	$.70	$.92
Common Shares Outstanding (diluted) (1)	7,972	7,985	8,377	8,492	8,644

	May 31
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash and Marketable Securities	$6,353	$8,897	$1,696	$1,972	$1,959
Working Capital (2)	19,285	22,208	20,619	22,644	26,252
Total Assets	40,270	48,036	59,975	63,884	88,290
Long-Term Debt	—	—	3,900	—	9,955
Stockholders’ Equity	35,546	41,402	47,842	54,835	64,548

(1)	On December 31, 2003, the Company paid a 5-for-4 stock split effected in the form of a dividend of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split as if it had taken place at the beginning of the period presented.
(2)	Defined as current assets less current liabilities.

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

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2006 and it was determined that no impairment exists. There was also no impairment indicated for 2005 or 2004. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

•	Significant under performance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

When management determines that the carrying value of intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value of the reporting unit’s net assets is compared to the projected discounted cash flows of the reporting unit using a discount rate commensurate with the risk inherent in the Company’s current business model. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Changes to the discount rate or projected cash flows used in the analysis can have a significant impact on the results of the impairment test.

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the 2006 fiscal year had a 15% revenue increase in comparison with the fiscal year ended May 31, 2005, as a result of increases in each of the Company’s operating segments. A portion of the Food Safety segment’s revenue increases came from the Company’s December 2005 acquisition of the dairy antibiotic testing business of UCB and from the February 2006 acquisition of Centrus International Inc. Revenue from continuing product sales increased by 8%. This growth came as a result of the further implementation of the segment’s sales and marketing plans and continuing recognition of the ease of use and beneficial results from the Company’s products. Animal Safety sales grew 8% as the segment continues its aggressive approach to sales and marketing of its products. Gross margins increased by 2% to 51% for the year and net income was up 34% to $7,941,000. These increases resulted principally due to changes in product mix, acquisitions during the year, the effect of reorganizations during the past years and continued strong control of costs. Operating expenses declined in fiscal 2006 to 34% from 35% as the company continued its strong cost containment measures. Net income increased 34% to $7,941,000 in fiscal 2006 from $5,916,000 in 2005.

REVENUES

(dollars in thousands)	May 31, 2006	Increase (Decrease)	Twelve Months Ended May 31, 2005	Increase (Decrease)	May 31, 2004
Food Safety:
Natural Toxins, Allergens & Drug Residues	$16,633	51%	$10,982	5%	$10,502
Bacterial & General Sanitation	10,115	2%	9,943	(5%)	10,457
Dry Culture Media & Other	8,203	13%	7,231	9%	6,608

	$34,951	24%	$28,156	2%	$27,567

Animal Safety:
Life Sciences & Other	$4,553	5%	$4,331	9%	$3,973
Vaccine	2,837	11%	2,564	15%	2,222
Rodenticides & Disinfectants	10,651	7%	9,941	144%	4,076
Veterinary Instruments & Other	19,441	9%	17,764	1%	17,660

	$37,482	8%	$34,600	24%	$27,931

Total Revenues	$72,433	15%	$62,756	13%	$55,498

Within the Food Safety Segment, Natural Toxins and Allergens sales were up 51% in fiscal year 2006 in comparison with sales in 2005 and up 5% in fiscal year 2005 in comparison with 2004. A significant portion of the gain in FY 2006 resulted from the acquisition of the UCB dairy antibiotic testing business. Exclusive of the dairy antibiotic testing business, Natural Toxins and Allergens revenues increased by 18% in comparison with the 2005 fiscal year. Increases in diagnostic test kit sales to detect naturally occurring toxins such as aflatoxin continue to be realized due to superior technologies and marketing by the Company. Sales of food allergen test kits to detect the presence of harmful allergens continued to increase with the new labeling regulations in January 2006 and through the introduction of several new products during fiscal year 2006. The growth in this area is fueled by public and producer recognition of this food safety threat.

Sales of Bacteria and General Sanitation products, including the Sales of products contributed by the acquisition of Centrus International in February 2006, increased by 2% in fiscal year 2006 in comparison with fiscal 2005 but had declined by 5% from fiscal year 2004 to 2005. Sales of the AccuPoint ATP general sanitation test continued to gain momentum throughout fiscal year 2006 and 2005 following a move from an outside supplier of ATP product to a more user friendly and stable internally produced product with improved margins. Sales of diagnostic tests for the detection of bacteria have decreased marginally as a result of newer competition and some pricing erosion in the marketplace.

Dry culture media and other sales increased by 13% in 2006 and by 9% in 2005 primarily as a result of increased market penetration both domestically and internationally. The Company’s focus on customer service and resolution of customer operating problems has resulted in acceleration in sales.

Within the Animal Safety Segment, sales of life science and other products increased by 5% in fiscal year 2006 in comparison with 2005 and by 9% in 2005 in comparison with the 2004 fiscal year. Sales of forensic drug tests, TMB Substrates and diagnostic research kits each contributed to the sales growth as the Company continues to add business from the existing customer base as well as by adding new customers.

Vaccine product sales increased by 11% in 2006 in comparison with 2005 and by 15% in fiscal 2005 in comparison with 2004, fueled by strong increases in sales in international markets, due in part to the new single dose product and equine practitioners who continue to purchase the immune stimulant vaccine for use against the deadly West Nile Virus in horses.

Sales of Hacco rodenticides and Hess and Clark disinfectants continued to contribute to the 2006 sales increases and grew by 7% in 2006. Revenues from these products grew 144% in 2005 with a full year of sales, in comparison with a partial year in 2004 following the November 2003 acquisition. Rodenticide revenue increases in 2006 are also due to increased market penetration in OEM customers as well as from strong zinc phosphide sales in the Northwest due to vole outbreaks.

Veterinary instruments and other sales increased in 2006 by 9% and increased by 1% in 2005. Fiscal year 2006 increases of 15% in Ideal Instrument veterinary products were offset by declines in revenues related to equine supplements, certain wound care and other products. In 2005 increases were driven by a 33% increase in sales of veterinary instruments including a 17% increase of sales of those products through retail chain distribution. Other 2005 growth contributors in this category include certain of the Company’s wound care products that nearly doubled in the 2005 year and the Company’s unique D3 detectable needle.

COST OF GOODS SOLD

(dollars in thousands)	2006	Increase	2005	Increase	2004
Cost of Goods Sold	$35,427	10%	$32,153	15%	$27,989

Cost of goods sold increased by 10% in 2006 and by 15% in 2005 in comparison with the prior year. This compares against a 15% increase in revenues in 2006 and a 13% increase in revenues in 2005. Expressed as a percentage of revenues, cost of goods sold was 49%, 51% and 50% in 2006, 2005, and 2004 respectively.

Overall margins in 2005 and 2004 were affected negatively by costs related to relocation of operating facilities in Chicago and Baltimore to Lansing and Lexington.

Food Safety gross margins were 59%, 57% and 57% in 2006, 2005 and 2004, respectively. Changes in margins between periods relate primarily to changes in product mix. In fiscal 2004 and 2005, the Company increased overhead costs related to the new diagnostic manufacturing facility and the new ATP product introduction that adversely affected gross margins. Margins in 2005 were also adversely affected by the cost of moving the Company’s Acumedia unit and the start up costs of the new facility in Lansing. Food Safety margins sequentially increased during the 2005 fiscal year and more fully during the 2006 fiscal year as the effects of efficiencies resulting from investments in manufacturing facilities and the ATP change to manufacture this product internally began to be realized.

Animal Safety gross margins were 43%, 42% and 42% in 2006, 2005 and 2004, respectively. Changes in margins between periods relate primarily to product mix. Margins in the 2004 year were adversely affected by costs related to the closing and move of the Company’s Ideal unit from Chicago to Lexington and Lansing.

OPERATING EXPENSES

(dollars in thousands)		2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Operating Expenses:	Sales and Marketing	$15,799	17%	$13,484	12%	$12,052
	General and Administrative	6,174	10%	5,621	12%	5,022
	Research and Development	2,988	9%	2,729	(6%)	2,893

Sales and marketing expense categories increased in 2006 by 17% and increased by 12% in 2005 as compared with 2004. As a percentage of sales, sales and marketing expense increased in 2006 to 22% from 21% in 2005 and had decreased from 22% in 2004. These reductions of sales and marketing expense as a percentage of revenues in 2005 and 2006 resulted from strong cost containment measures and certain more recent acquisitions that require relatively less sales and marketing support. Also, during 2004, a royalty agreement expired in which the Company was obligated to pay royalties to research corporation investors on natural toxin test kit sales. This royalty contributed 1% of the decrease in expenses in 2005 and 2006. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally in the future and currently expects related expenses to remain between 20% and 25% expressed as a percentage of sales.

General and administrative expenses increased by 10% in 2006 and by 12% in 2005. These expenses are generally fixed in relation to revenues; the increase in fiscal 2006 was due to overall increases in company wide activity. Increases in 2005 resulted primarily from the acquisition of Hacco in November 2003 as well as due to increased levels of operations of the Company. As a percentage of revenue, general and administrative expenses have decreased in all three years. These expenses do not vary as much with sales as compared to many other Company expenses.

Research and development expenses increased by 9% in comparison with 2005 and decreased by 6% in 2005 in comparison with 2004. As a percentage of revenue these expenses were 4%, 4% and 5% in the years ended May 31, 2006, 2005 and 2004 respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 4% to 6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Certain Company products require relatively less in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2006	Increase	2005	Increase	2004
Operating Income	$12,045	37%	$8,769	16%	$7,542

During fiscal year 2006 and 2005, the Company’s operating income increased by 37% and 16%. As a percentage of revenues it was 17%, 14% and 14% in 2006, 2005 and 2004 respectively. The Company has been successful in improving its operating income in 2006 from the positive effects of restructurings in 2005 and 2004, economies of sales and the effects of new acquisitions.

OTHER INCOME (NET)

(dollars in thousands)	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Other Income—Interest and Other (Net)	$46	(69%)	$147	11%	$132

Other income decreased by 69% in comparison with 2005 and increased by 11% in 2005 in comparison with 2004. Interest revenue and expense is a factor of the Company’s cash versus debt position in the periods. Debt exceeded interest earning assets over all three years. During 2005 and 2006 the Company recognized grant income of $250,000 in each year related to a grant from local governmental units. In 2004 royalty income was recognized from agreements that expired in that year.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2006	Increase	2005	Increase	2004
Federal and State Income Taxes	$4,150	38%	$3,000	17%	$2,575

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year. Expressed as a percentage of income before tax, such rates were 34% in each of the years.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2006	Increase	2005	Increase	2004
Net Income	$7,941	34%	$5,916	16%	$5,099
Net Income Per Share-Basic	$.96		$.73		$.64
Net Income Per Share-Diluted	$.92		$.70		$.61

Net income and net income per share in 2004 was reduced by $300,000 or $.04 per share related to the closing of the Company’s Chicago area plant and the relocation of the operation to Lansing and Lexington and in 2005 was reduced by $220,000 or $ .03 per share related to the closing of the Company’s Acumedia production facility in Baltimore, Maryland and its transfer to a new facility in Lansing, Michigan.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2006, the Company had $1,959,000 in cash and marketable securities, working capital of $26,252,000 and stockholders’ equity of $64,548,000. In addition to cash and security balances, a bank line with unused borrowings of $7,545,000 was available to, if necessary, support ongoing operations or to make acquisitions.

Cash and marketable securities decreased $13,000 during 2006. Cash provided from operations was $12,313,000, additions to property and equipment and other non-current assets used cash of $2,692,000 and borrowings on the Company’s credit facility totaled $9,955,000 at May 31, 2006.

Accounts receivable increased $2,647,000 or 25% when compared to May 31, 2005. This resulted from the business acquisitions during 2006 and from increased sales. Days sales outstanding remained at 56 days.

Inventory levels increased 28% or $3,830,000 in 2006 as compared to 2005. This increase is primarily due to the acquisitions during the year. The Company maintains sufficient levels of inventory to assure that customer demands can be met on a timely basis.

Acquisitions of long-lived assets totaled $2,309,000 and resulted from purchases and renovations of new manufacturing facilities and equipment for the Food Safety segment and other expenditures during the year.

Net goodwill and non-amortizable intangible assets increased by $10,338,000 in 2006 primarily as the result of the acquisition of the dairy antibiotics testing business of UCB and from the purchase of Centrus International. These acquisitions have been accounted for on a preliminary basis.

On June 2, 2006, the Company announced that it had completed an offering of 800,000 shares of which 650,000 were sold by the Company and 150,000 were sold by two members of management, for an aggregate purchase price of approximately $16.0 million. The net proceeds of the offering to the Company were approximately $12,237,000 after deducting the placement agency fees and offering expenses that were payable by the Company. The Company did not receive any proceeds from the sale of the shares by the Selling Stockholders. Proceeds were used to repay the Company’s borrowings and add to working capital.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$9,955	$—	$9,955	$—	$—
Operating Leases	562	241	306	15	—
Unconditional Purchase Obligations	7,361	7,361	—	—	—

	$17,878	$7,602	$10,261	$15	$—

Neogen has been profitable from operations for its last 53 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

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

With the exception of sales of Neogen Europe Ltd. and sales of dairy antibiotics products, sales are generally denominated in U.S. Dollars. Neogen Europe sales ($6.0 million in fiscal 2006) are generally denominated in British Pound Sterling and Euros and dairy antibiotic product sales ($4.0 million in fiscal 2006) are denominated in Euros. With worldwide sales the Company could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. The Company’s investment in its foreign subsidiary is considered long-term. Accordingly, the Company does not hedge its net investment or engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9.A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d-15(e)) as of May 31, 2006 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the quarter ended May 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Neogen Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006 under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of May 31, 2006 the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Neogen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Neogen Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Neogen Corporation and subsidiaries maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2006 consolidated financial statements of Neogen Corporation and subsidiaries and our report dated August 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 8, 2006

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

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	President & Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety	1995
Richard R. Current	Vice President & Chief Financial Officer	1999
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Anthony E. Maltese	Vice President, Corporate Development	1999
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Paul S. Satoh, Ph.D.	Vice President, Basic and Exploratory Research	1998

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 53, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President and Chief Operating Officer in June 2006. He is responsible for all Company operations except research and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 46, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 62, joined the Company in November 1999 as Vice President and Chief Financial Officer. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 66, he has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 49, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class II and III diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 57, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 62, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 41, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. In June 2006, Ms. Morrical was named Vice President, Animal Safety. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 51, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Dr. Paul S. Satoh, age 69, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from the Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He has been Vice President for Basic and Exploratory Research since September 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jack C. Parnell, a Director of the Company, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by Neogen to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $1,750 for ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended May 31, 2006 and 2005, Ernst & Young billed Neogen for its services as follows:

Audit Fees: Fees for audit services totaled $411,000 in 2006 and $220,000 in 2005 including fees incurred for the annual audit of the Company’s consolidated financial statements, internal control over financial reporting, interim reviews of quarterly financial information, audit procedures related to acquisitions Form S-3 filings, and consultations concerning accounting matters associated with the acquisitions and annual audit.

Audit-Related Fees: Fees for audit-related services totaled $0 in 2006 and $2,000 in 2005. Audit–related fees consist of services associated with accounting consultations that were not related to the annual audit.

Tax Fees: No fees associated with tax matters were incurred with the principal auditing firm in 2006 or 2005.

All Other Fees: There were no other fees incurred with the principal auditing firm in 2006 or 2005.

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

NEOGEN CORPORATION

/s/ James L. Herbert	/s/ Richard R. Current
James L. Herbert, Chairman & Chief Executive Officer	Richard R. Current, Vice President & Chief Financial Officer

Dated: August 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	August 14, 2006

	/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer	August 14, 2006

	* Thomas H. Reed	Secretary & Director

	* Robert M. Book	Director

	* Gordon E. Guyer, Ph.D.	Director

	* G. Bruce Papesh	Director

	* Leonard E. Heller, Ph.D.	Director

	* Jack C. Parnell	Director

*By:	/s/ James L. Herbert		August 14, 2006

James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

4.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.1	Neogen Corporation/United States Department of Agriculture License Agreement dated June 29, 1994 (Incorporated by reference to Exhibit 10(f) to the Registrant’s Registration Statement on Form S-2 (No. 333 -12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996).

10.2	Loan Agreement between Registrant and LaSalle Bank dated December 16, 2005 (Incorporated by reference to Exhibit 10.AC to the Registrant’s Current Report on Form 8-K dated December 16, 2005).

10.3	Stock Purchase Agreement between Registrant and United Agri Products, Inc. dated November 21, 2003, related to purchase of Hacco, Inc. (Incorporated by reference to Exhibit 10.AD to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003).

10.4	Stock Purchase Agreement between Registrant and United Agri Products, Inc. dated November 21, 2003, related to purchase of Hess & Clark, Inc. (Incorporated by reference to Exhibit 10.AE to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003).

10.5	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002).

10.6	Neogen Corporation 401(k) Retirement Savings Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002).

10.7	Neogen Corporation Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.8	Sale and purchase agreement between Registrant and UCB S.A. dated July 1, 2005, related to agreement to purchase of UCB’s food diagnostic business (Incorporated by reference to Exhibit 10.(H) to the Registrant’s Annual Report on Form 10-K filed August 15, 2005).

21	Subsidiaries of the Registrant (Filed with the original registration statement on Form S-3, file no. 333-133614, and incorporated by reference to the corresponding exhibit number in that registration statement).

23(a)	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.2	Power of Attorney.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MAY 31, 2006

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

The following consolidated financial statement schedule of Neogen Corporation and subsidiaries is included in Item 15(a) (2) and 15 (c)

Schedule II—Valuation and qualifying accounts and reserves	F18

All other schedules for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

FORM 10-K – Item 15 (a) (3)

A list of Exhibits required to be filed as a part of this report is set forth in the Exhibit Index, which immediately follows the signature page, and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the Company) and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 8, 2006

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2006	2005
Assets

Current Assets
Cash	$1,809,000	$1,972,000
Marketable securities	150,000	—
Accounts receivable, less allowance of $530,000 and $531,000	13,116,000	10,469,000
Inventories	17,626,000	13,796,000
Deferred income taxes	1,264,000	768,000
Prepaid expenses and other current assets	2,304,000	1,374,000

Total Current Assets	36,269,000	28,379,000

Property and Equipment
Land and improvements	970,000	902,000
Buildings and improvements	9,403,000	8,809,000
Machinery and equipment	11,159,000	8,590,000
Furniture and fixtures	606,000	528,000

	22,138,000	18,829,000
Less accumulated depreciation	(7,883,000)	(6,636,000)

Net Property and Equipment	14,255,000	12,193,000

Other Assets
Goodwill	28,937,000	18,599,000
Other non-amortizable intangible assets	2,076,000	2,076,000
Other non-current assets, net of accumulated amortization of $1,527,000 and $1,123,000	6,753,000	2,637,000

Total Other Assets	37,766,000	23,312,000

	$88,290,000	$63,884,000

See accompanying notes to consolidated financial statements.

- F1 -

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2006	2005
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,832,000	$2,348,000
Accruals
Compensation and benefits	1,642,000	1,342,000
Federal income taxes	876,000	339,000
Other	4,667,000	1,706,000

Total Current Liabilities	10,017,000	5,735,000

Long-Term Debt	9,955,000	—
Deferred Income Taxes	1,981,000	1,300,000
Other Long-Term Liabilities	1,789,000	2,014,000

Total Liabilities	23,742,000	9,049,000

Stockholders’ Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 20,000,000; 8,310,624 and 8,147,011 shares issued and outstanding	1,330,000	1,304,000
Additional paid-in capital	28,600,000	26,803,000
Accumulated other comprehensive income	85,000	136,000
Retained earnings	34,533,000	26,592,000

Total Stockholders’ Equity	64,548,000	54,835,000

	$88,290,000	$63,884,000

See accompanying notes to consolidated financial statements.

- F2 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31,
	2006	2005	2004
Net Sales	$72,433,000	$62,756,000	$55,498,000

Cost of Goods Sold	35,427,000	32,153,000	27,989,000

Gross Margin	37,006,000	30,603,000	27,509,000

Operating Expenses
Sales and marketing	15,799,000	13,484,000	12,052,000
General and administrative	6,174,000	5,621,000	5,022,000
Research and development	2,988,000	2,729,000	2,893,000

	24,961,000	21,834,000	19,967,000

Operating Income	12,045,000	8,769,000	7,542,000

Other Income (Expense)
Interest income	80,000	7,000	48,000
Interest expense	(283,000)	(83,000)	(61,000)
Grant income and other	249,000	223,000	145,000

	46,000	147,000	132,000

Income Before Income Taxes	12,091,000	8,916,000	7,674,000

Income Taxes	4,150,000	3,000,000	2,575,000

Net Income	$7,941,000	$5,916,000	$5,099,000

Net Income Per Share
Basic	$.96	$.73	$.64
Diluted	$.92	$.70	$.61

See accompanying notes to consolidated financial statements.

- F3 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 1, 2003	7,750,607	$1,240,000	$24,582,000	$3,000	$15,577,000	$41,402,000
Exercise of options, including $250,000 income tax benefit	254,573	41,000	1,148,000			1,189,000
Issuance of shares under Employee Stock Purchase Plan	5,042	1,000	55,000			56,000
Comprehensive income:
Net income for 2004					5,099,000	5,099,000
Foreign currency translation adjustments				96,000		96,000

Total comprehensive income						5,195,000

Balance, May 31, 2004	8,010,222	1,282,000	25,785,000	99,000	20,676,000	47,842,000

Exercise of options and warrants, including $219,000 income tax benefit	149,816	24,000	1,117,000			1,141,000
Issuance of warrants			55,000			55,000
Issuance of shares under Employee Stock Purchase Plan	6,895	1,000	100,000			101,000
Repurchase of common stock	(19,922)	(3,000)	(254,000)			(257,000)
Comprehensive income:
Net income for 2005					5,916,000	5,916,000
Foreign currency translation adjustments				37,000		37,000

Total comprehensive income						5,953,000

Balance, May 31, 2005	8,147,011	1,304,000	26,803,000	136,000	26,592,000	54,835,000

Exercise of options and warrants, including $703,000 income tax benefit	154,786	25,000	1,626,000			1,651,000
Issuance of warrants			51,000			51,000
Issuance of shares under Employee Stock Purchase Plan	10,865	2,000	148,000			150,000
Repurchase of common stock	(2,038)	(1,000)	(28,000)			(29,000)
Comprehensive income:
Net income for 2006					7,941,000	7,941,000
Foreign currency translation adjustments				(51,000)		(51,000)

Total comprehensive income						7,890,000

Balance, May 31, 2006	8,310,624	$1,330,000	$28,600,000	$85,000	$34,533,000	$64,548,000

See accompanying notes to consolidated financial statements.

- F4 -

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$7,941,000	$5,916,000	$5,099,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,417,000	1,703,000	1,402,000
Deferred income taxes	485,000	309,000	512,000
Income tax benefit of stock plan transactions	703,000	219,000	250,000
Other	51,000	55,000	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,346,000)	(545,000)	(2,225,000)
Inventories	(671,000)	(1,331,000)	(831,000)
Prepaid expenses and other current assets	(930,000)	256,000	(587,000)
Accounts payable	90,000	(715,000)	(210,000)
Accruals and other changes	3,573,000	855,000	(429,000)

Net Cash From Operating Activities	12,313,000	6,722,000	2,981,000

Cash Flows Used In Investing Activities
Proceeds from sales of marketable securities	6,533,000	831,000	39,019,000
Purchases of marketable securities	(6,683,000)	(500,000)	(31,514,000)
Purchases of property, equipment and other noncurrent assets	(2,692,000)	(2,688,000)	(5,043,000)
Business and product line acquisitions, net of cash acquired	(20,658,000)	(874,000)	(10,034,000)

Net Cash Used In Investing Activities	(23,500,000)	(3,231,000)	(7,572,000)

Cash Flows From (Used In) Financing Activities
Net proceeds from issuance of common stock	1,098,000	1,023,000	995,000
Repurchase of common stock	(29,000)	(257,000)
Proceeds from long-term debt	14,640,000	—	3,900,000
Payments on long-term debt	(4,685,000)	(3,900,000)	—
Increase (Decrease) in other long-term liabilities	—	250,000	—

Net Cash From (Used In) Financing Activities	11,024,000	(2,884,000)	4,895,000

Net Increase (Decrease) In Cash	(163,000)	607,000	304,000
Cash, at beginning of year	1,972,000	1,365,000	1,061,000

Cash, at end of year	$1,809,000	$1,972,000	$1,365,000

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$1,863,000	$1,194,000	$2,249,000
Interest paid	283,000	83,000	53,000

See accompanying notes to consolidated financial statements.

- F5 -

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Comprehensive Income

Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of stockholders’ equity. Accumulated other comprehensive income consists solely of foreign currency translation adjustments.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. No single customer accounted for more than 10% of accounts receivable at May 31, 2006 and 2005.

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

- F6 -

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	2006	2005
Raw materials	$8,033,000	$5,529,000
Work-in-process	411,000	721,000
Finished goods	9,182,000	7,546,000

	$17,626,000	$13,796,000

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $1,779,000, $1,444,000 and $1,180,000, in 2006, 2005 and 2004, respectively.

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

Reclassification

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

Stock Options

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s stock options equals the market price of underlying stock on the date of grant. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per share would have been as follows:

- F7 -

	2006	2005	2004
Net income
As reported	$7,941,000	$5,916,000	$5,099,000
Deduct-compensation expense based on fair value method	(793,000)	(824,000)	(702,000)

Pro forma	$7,148,000	$5,092,000	$4,397,000

Basic net income per share
As reported	$.96	$.73	$.64
Pro forma	$.87	$.63	$.56
Diluted net income per share
As reported	$.92	$.70	$.61
Pro forma	$.85	$.61	$.53

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2006, 2005 and 2004, respectively: dividend yield of 0%; expected volatility of 44.5%, 44.5% and 47.0%; risk free interest rates of 4.90%, 3.25% and 2.7%; and expected lives of four years.

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $6.37, $6.06 and $6.03, respectively.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, which is at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $3,223,000, $2,649,000 and $2,164,000 in 2006, 2005, 2004, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Limited Partnership Royalty Income and Expense

Royalty income from a related research limited partnership (included as a component of other income) was $132,000 in 2004. Royalty expense paid to a related research limited partnership (included as a component of sales and marketing expense) was $281,000 in 2004. The agreement governing royalty expense paid to a limited partnership expired in October 2003. At that time, substantially all royalty expense and limited partnership income ceased.

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

No provision has been made for United States federal income taxes that may result from future remittances of the undistributed earnings of Neogen Europe, Ltd. Because it is expected that such earnings will be reinvested overseas indefinitely.

Advertising Costs

Advertising costs are expensed as incurred and totaled $364,000, $264,000 and $258,000 in 2006, 2005, and 2004, respectively.

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

	Year ended May 31,
	2006	2005	2004
Numerator for basic and diluted net income per share
Net income	$7,941,000	$5,916,000	$5,099,000

Denominator
Denominator for basic net income per share weighted average shares	8,246,871	8,096,683	7,910,863
Effect of dilutive stock options and warrants	397,237	394,900	465,742

Denominator for diluted net income per share	8,644,108	8,491,583	8,376,605
Net income per share
Basic	$.96	$.73	$.64

Diluted	$.92	$.70	$.61

In 2006 and 2005, approximately 100,000 options were excluded from the computations of net income per share as the result of option prices exceeding the average market price of the common shares. No options were excluded in 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options, based on the grant date fair value, granted pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vested period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the Statement during the first quarter of 2007 using the retrospective method. The pro forma effect of adopting this Statement is disclosed above and is not expected to have a material impact in the trend of net income.

- F9 -

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the effect of this interpretation on its financial statements.

2. Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by SFAS No. 142 as of the first day of the fourth quarter of 2006 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety
Balance, May 31, 2004	$6,309,000	$12,308,000
Goodwill acquired (adjusted)	239,000	(257,000)

Balance, May 31, 2005	6,548,000	12,051,000
Goodwill acquired	10,338,000	—

Balance, May 31, 2006	$16,886,000	$12,051,000

Non-amortizable intangible assets include licenses of $377,000, trademarks of $475,000, and customer relationship intangibles of $1,224,000.

Other amortizable intangible assets consisted of the following and are included in other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,174,000	$367,000	$807,000
Covenants not to compete	310,000	257,000	53,000
Patents	464,000	365,000	99,000
Customer relationship intangibles	1,221,000	134,000	1,087,000

Balance, May 31, 2005	$3,169,000	$1,123,000	$2,046,000

Licenses	$1,172,000	$391,000	$781,000
Covenants not to compete	260,000	233,000	27,000
Patents	491,000	300,000	191,000
Customer relationship intangibles	5,688,000	639,000	5,049,000

Balance, May 31, 2006	$7,611,000	$1,563,000	$6,048,000

Amortization expense for other intangibles totaled $638,000, $259,000 and $222,000 in 2006, 2005 and 2004, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $770,000 in 2007, $768,000 in 2008, $752,000 in 2009, $728,000 in 2010 and $727,000 in 2011.

All goodwill and other intangible amounts related to fiscal 2006 are preliminary and are subject to adjustment upon finalization of purchase accounting for 2006 acquisitions.

- F10 -

3. Marketable Securities

The Company invests in only high quality, short-term investments with maturity dates of less than one year that are classified as available-for-sale. As such, there were no significant differences between cost and estimated fair market value at May 31, 2006 and 2005. Additionally, since investments are short-term and carried to maturity, there were no realized gains and losses in 2006, 2005 or 2004. At May 31, 2006 marketable securities consisted solely of certificates of deposit.

4. Business and Product Line Acquisitions

The Consolidated Statements of Income reflect the results of operations for business and product line acquisitions since the respective dates of purchase.

As of February 28, 2003, the Company acquired the outstanding common stock of Adgen Ltd. of Ayr, Scotland. During fiscal 2006 the final payment of $180,000 was made under the purchase agreement.

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

Unaudited pro forma financial information, as if the acquisitions of Hacco and Hess & Clark had taken place on June 1, 2003 is as follows:

Year ended May 31, 2004
(In thousands except per share amount )
Revenue	$61,898
Net income	$5,696
Diluted net income per share	$.68

As of October 1, 2004, Neogen Europe, Ltd., the Company’s subsidiary in Scotland, UK, acquired the distribution business of BiologischeAnalysensysteme GmbH (BAG), a privately held company based in Lich, Germany. BAG was a distributor of Neogen Corporation’s products in Germany. BAG’s revenues in the 12 months ended September 30, 2004 were approximately $600,000. Consideration for the acquisition was cash of $448,000. The allocation of the purchase price included inventory of $68,000, equipment of $21,000 and customer based intangibles of $359,000. As of October 1, 2005 the Company made a second payment of $180,000 related to the revenues of BAG in the first year following the Acquisition. The acquisition is expected to improve distribution of the Company’s products in Germany.

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

- F11 -

On December 19, 2005, Neogen Corporation purchased certain assets of the dairy antibiotics business of UCB FD Bioproducts, a division of Belgium based UCB Group. Consideration for the sale, including transaction costs of $500,000, was $17,100,000 in cash, and post closing adjustments and potential secondary payments of up to $2,400,000. The preliminary allocation of the purchase price, subject to finalization of asset valuations, included $1,000,000 of accounts receivable, $2,900,000 of inventory, $1,200,000 of fixed assets, $7,600,000 of goodwill and $4,400,000 of other amortizable intangibles. Other amortizable intangibles have primarily been assigned 10 year lives. The dairy antibiotic business is believed to be a strong synergistic fit into Neogen’s overall strategy of providing food and animal safety solutions. Intangible assets in this transaction are expected to be deducted for tax purposes as amortized.

Unaudited pro forma financial information, as if the acquisition of the dairy antibiotics business had taken place on June 1, 2003 is as follows:

	Years Ended May 31,
	2006	2005	2004
	(In thousands except per share amounts)
Revenue	$76,828	$71,958	$63,768
Net Income	8,773	8,010	6,817
Diluted net income per share	$1.01	$.95	$.81

On February 17, 2006, Neogen Corporation purchased the common stock of Centrus International, Inc., a wholly owned subsidiary of Eastman Chemical Company, of Kingsport, Tennessee. Consideration consisted of $3,300,000 in cash. The preliminary allocation of the purchase price included accounts receivable of $280,000, inventory of $270,000, fixed assets of $180,000, goodwill of $2,600,000 and deferred tax assets of $300,000 related to net operating loss carryforwards and assumed liabilities of $430,000. Centrus produces Soleris™, a user-friendly, rapid optical testing system that accurately detects microbial contamination and represents a synergistic fit with Neogen’s Food Safety solutions. Centrus unaudited sales in the 12 month period ended December 31, 2005 (prior to the acquisition) were $2,800,000. Intangible assets in this transaction are not expected to be deducted for tax purposes as amortized.

5. Long-Term Debt

On December 19, 2005, the Company executed a financing agreement with a bank ($9,955,000 drawn at May 31, 2006) providing for an unsecured revolving line of credit of $17,500,000 that matures on December 1, 2007. Amounts drawn at May 31, 2006 were repaid after year-end in conjunction with the stock offering discussed in Note 14. Interest is at LIBOR plus 95 basis points (rate under the terms of the agreement was 6.03% at May 31, 2006). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at May 31, 2006. The agreement replaced an existing credit facility with another bank.

6. Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant under the terms of the Company’s stock option plans. The number of shares initially authorized for issuance under the plans is 4,074,219. Remaining shares available for grant under stock option plans were 804,175, 985,731 and 151,606 at May 31, 2006, 2005 and 2004. Options vest over periods ranging from three to five years and option terms range from five to ten years.

- F12 -

The following is a summary of stock option plan activity:

	Shares	Weighted-Average Exercise Price
Outstanding at June 1, 2003 (362,858 exercisable)	1,163,343	$7.97
Granted	353,125	15.21
Exercised	(312,160)	6.05
Forfeited	(1,562)	8.13

Outstanding at May 31, 2004 (301,839 exercisable)	1,202,746	10.53
Granted	198,500	19.36
Exercised	(149,502)	6.77
Forfeited	(32,625)	13.74

Outstanding at May 31, 2005 (455,732 exercisable)	1,219,119	12.31
Granted	202,250	18.41
Exercised	(172,570)	7.15
Forfeited	(20,694)	16.73

Outstanding at May 31, 2006 (587,631 exercisable)	1,228,105	$14.02

The following is a summary of stock options outstanding at May 31, 2006:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 5.00 – 6.20	37,287	3.7	$5.18	37,287	$5.18
$ 9.52 – 11.12	492,934	3.0	$10.16	357,886	$10.20
$ 15.20 – 20.45	697,884	5.3	$17.21	192,458	$16.13

$ 5.00 – 20.45	1,228,105	4.3	$14.02	587,631	$11.82

The weighted-average exercise price of shares that were exercisable at May 31, 2005 and 2004 was $9.98 and $8.26.

- F13 -

The following table summarizes warrant activity with non-employees that are expensed at fair value. All warrants are exercisable for common stock of the Company and expire through 2011

	Shares	Weighted-Average Exercise Price
Outstanding warrants at June 1, 2003	36,875	$9.21
Warrants exercised during the year	(6,250)	10.48
Warrants granted during the year	15,000	15.20

Outstanding warrants at May 31, 2004	45,625	11.01
Warrants exercised during the year	(10,000)	9.43
Warrants granted during the year	13,000	18.19

Outstanding warrants at May 31, 2005	48,625	13.15
Warrants exercised during the year	(3,750)	5.50
Warrants granted during the year	11,000	17.61
Warrants forfeited during the year	(1,250)	5.50

Outstanding warrants at May 31, 2006	54,625	$14.53

Common stock totaling 100,000 shares is reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensation) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 10,865, 6,895 and 5,042 in 2006, 2005 and 2004, respectively.

7. Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2006	2005	2004
Current:
U.S. Federal and foreign	$3,310,000	$2,395,000	$1,729,000
State	355,000	296,000	334,000
Deferred	485,000	309,000	512,000

	$4,150,000	$3,000,000	$2,575,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2006	2005
Deferred income tax liabilities
Depreciation and amortization	$(2,274,000)	$(1,590,000)
Intangible assets and other	293,000	290,000

	(1,981,000)	(1,300,000)
Deferred income tax assets
Inventories and accounts receivable	964,000	768,000
Acquired net operating loss carryforwards	300,000	—

	1,264,000	768,000

Net deferred income tax liabilities	$(717,000)	$(532,000)

- F14 -

Net operating loss carryforwards resulting in a deferred tax asset of $300,000 will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2006	2005	2004
Tax at U.S. statutory rates	$4,111,000	$3,031,000	$2,609,000
Tax credits and other	(195,000)	(226,000)	(254,000)
Provisions for state income taxes, net of federal benefit	234,000	195,000	220,000

	$4,150,000	$3,000,000	$2,575,000

8. Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. Remaining anticipated cost of remediation through 2024 have been discounted at 4% and recorded within other long term liabilities in the consolidated balance sheet at its net present value of $1,016,000 at May 31, 2006. Estimated payments over the succeeding five years are $90,000 annually, with $1,170,000 due thereafter.

The Company has agreements with related research limited partnerships and unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, including amounts paid to related research limited partnerships, under the terms of these agreements for 2006, 2005 and 2004 was $911,000, $742,000 and $900,000 respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2006, 2005 and 2004 was $239,000, $205,000 and $574,000, respectively. Future minimum rental payments for these leases over the remaining terms are as follows: 2007 - $241,000; 2008 - $205,000; 2009 - $101,000 and 2010 - $15,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

9. Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $348,000, $343,000 and $323,000 in 2006, 2005 and 2004, respectively.

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

- F15 -

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2006

Net sales to external customers	$34,951,000	$37,482,000	$—	$72,433,000
Operating income	6,753,000	6,083,000	(791,000)	12,045,000
Depreciation and amortization	1,593,000	824,000	—	2,417,000
Interest income	—	—	80,000	80,000
Interest expense	—	—	283,000	283,000
Income taxes	2,318,000	2,088,000	(256,000)	4,150,000
Total assets	52,869,000	35,970,000	(549,000)	88,290,000
Expenditures for long-lived assets	2,049,000	643,000	—	2,692,000

2005
Net sales to external customers	$28,156,000	$34,600,000	$—	$62,756,000
Operating income	4,051,000	5,284,000	(566,000)	8,769,000
Depreciation and amortization	908,000	795,000	—	1,703,000
Interest income	—	—	7,000	7,000
Interest expense	—	—	83,000	83,000
Income taxes	1,386,000	1,808,000	(194,000)	3,000,000
Total assets	27,378,000	35,738,000	768,000	63,884,000
Expenditures for long-lived assets	1,828,000	860,000	—	2,688,000

2004
Net sales to external customers	$27,567,000	$27,931,000	$—	$55,498,000
Operating income	4,223,000	3,679,000	(360,000)	7,542,000
Depreciation and amortization	782,000	620,000	—	1,402,000
Interest income	—	—	48,000	48,000
Interest expense	—	—	61,000	61,000
Income taxes	1,423,000	1,105,000	47,000	2,575,000
Total assets	24,079,000	34,914,000	982,000	59,975,000
Expenditures for long-lived assets	2,081,000	2,962,000	—	5,043,000

(1)	Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Sales to customers outside the United States amounted to $20,750,000 or 29% of consolidated sales in 2006, $17,002,000 or 27% in 2005 and $13,781,000 or 25% in 2004 and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company does not have sales to any single foreign country or customer exceeding 10% of consolidated net sales.

- F16 -

11. Government Grant

The Company received a $500,000 grant from Ingham County in fiscal 2005 that was restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant was repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases were initially recognized as a long-term liability. The liability is reduced and other income was recognized for the allowances granted as eligible new employees were hired. The Company recognized other income of $250,000 in 2006 and 2005 related to the grant.

12. Stock Repurchase

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s common stock. As of May 31, 2006, 892,885 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $5,226,000. There were no purchases in 2004. Shares purchased under this buy-back program were retired.

13. Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2004	November 2004	February 2005	May 2005
	(In thousands, except per share data)
Net sales	$15,212	$17,133	$14,403	$16,008
Gross margin	7,505	8,094	6,958	8,046
Net income	1,584	1,672	1,214	1,446
Basic net income per share	.20	.21	.15	.18
Diluted net income per share	.19	.20	.14	.17

	Quarter Ended
	August 2005	November 2005	February 2006	May 2006
	(In thousands, except per share data)
Net sales	$16,778	$18,256	$17,584	$19,815
Gross margin	8,841	9,490	8,522	10,153
Net income	2,140	2,213	1,632	1,956
Basic net income per share	.26	.27	.20	.23
Diluted net income per share	.25	.26	.19	.22

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

14. Subsequent Event

On July 7, 2006 the Company completed the sale of 650,000 shares of common stock. Gross proceeds to the Company were $13,000,000 before selling agent commissions and expenses of $763,000. Proceeds of the sale were used to retire long-term debt with the remainder available to fund future operating needs.

- F17 -

Neogen Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Year Ended May 31

	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions		Write-Offs	Balance at End of Year
Valuation Allowance for Accounts Receivable:
2006.	$531,000	$165,000			$166,000	$530,000
2005.	571,000	134,000			174,000	531,000
2004.	611,000	75,000	$20,000	(1)	135,000	571,000

(1)	Acquisitions of Hacco Inc. and Hess & Clark Inc. as of November 21, 2003.

Year Ended May 31:

	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions	Write-Offs	Balance at End of Year
Valuation Allowance for Inventories:
2006	$471,000	$433,000		$417,000	$487,000
2005	415,000	69,000		13,000	471,000
2004	672,000	147,000		404,000	415,000

- F18 -