Form 10-Q
period 2006-08-31
NEOGEN CORP
filed 2006-10-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐    NO  ☒

As of October 1, 2006, there were 9,200,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

Signatures

CEO Certification

CFO Certification

Section 906 Certification

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2006	May 31, 2006
		(Restated)
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$3,315	$1,809
Marketable securities	2,150	150
Accounts receivable, less allowance of $552,000 and $530,000	14,612	13,116
Inventories	17,943	17,626
Deferred income taxes	1,264	1,264
Prepaid expenses and other current assets	2,653	2,304

TOTAL CURRENT ASSETS	41,937	36,269

NET PROPERTY AND EQUIPMENT	14,620	14,255

OTHER ASSETS
Goodwill	29,085	28,937
Other non-amortizable intangible assets	2,077	2,076
Other non-current assets, net of accumulated amortization of $1,630,000 and $1,527,000	6,562	6,753

	$94,281	$88,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,652	$2,832
Accrued compensation	1,479	1,642
Income taxes	981	876
Other accruals	2,271	4,667

TOTAL CURRENT LIABILITIES	8,383	10,017

LONG TERM DEBT	—	9,955

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,892	2,928

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 9,198,000 shares issued and outstanding at August 31, 2006; 8,311,000 shares issued and outstanding at May 31, 2006	1,472	1,330
Additional paid-in capital	49,755	34,896
Accumulated other comprehensive income	294	85
Retained earnings	31,485	29,079

TOTAL STOCKHOLDERS’ EQUITY	83,006	65,390

	$94,281	$88,290

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2006	2005
		(Restated)
	(In thousands, except per share amounts)
Net sales	$20,220	$16,778
Cost of goods sold	9,900	7,937

GROSS MARGIN	10,320	8,841

OPERATING EXPENSES
Sales and marketing	4,240	3,725
General and administrative	1,804	1,472
Research and development	698	771

	6,742	5,968

OPERATING INCOME	3,578	2,873

OTHER INCOME (EXPENSE)
Interest income	57	16
Interest expense	(11)	—
Other	8	144

	54	160

INCOME BEFORE INCOME TAXES	3,632	3,033
INCOME TAXES	1,226	1,046

NET INCOME	$2,406	$1,987

NET INCOME PER SHARE
Basic	$.27	$.24

Diluted	$.26	$.24

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2006 (Restated)	8,311	$1,330	$34,896	$85	$29,079	$65,390
Issuance of 237,000 shares of common stock under Equity Compensation Plans, including $261,000 of excess income tax benefit	237	38	816			854
Share Based Compensation			270			270
Issuance of common shares	650	104	13,773			13,877
Comprehensive income:
Net income for the three months ended August 31, 2006					2,406	2,406
Foreign currency translation adjustments				209		209

Total comprehensive income ($1,953,000 in the three months ended August 31, 2005)						2,615

Balance, August 31, 2006	9,198	$1,472	$49,755	$294	$31,485	$83,006

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2006	2005
		(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,406	$1,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	777	468
Share based compensation	270	230
Income tax benefit from stock plan transactions	(261)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(1,496)	(1,479)
Inventories	(317)	(908)
Prepaid expenses and other current assets	(349)	(43)
Accounts payable and accruals	(1,373)	1,580

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(343)	1,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—	1,000
Purchases of marketable securities	(2,000)	(2,002)
Purchases of property and equipment and other assets	(903)	(291)

NET CASH USED IN INVESTING ACTIVITIES	(2,903)	(1,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(9,955)	—
Reductions of other long-term liabilities	(24)	(184)
Net proceeds from issuance of common stock	14,470	220
Excess Income tax benefit from the exercise of stock options	261	31

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,752	67

INCREASE IN CASH	1,506	578
CASH AT BEGINNING OF PERIOD	1,809	1,972

CASH AT END OF PERIOD	$3,315	$2,550

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2007. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2006 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2006.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2006	May 31, 2006
	(In thousands)
Raw materials	$8,494	$8,033
Work-in-process	411	411
Finished goods	9,038	9,182

	$17,943	$17,626

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2006	2005
		(Restated)
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$2,406	$1,987

Denominator:
Denominator for basic net income per share-weighted average shares	9,063	8,171
Effect of dilutive stock options and warrants	232	248

Denominator for diluted net income per share	9,295	8,419

Net income per share:
Basic	$.27	$.24

Diluted	$.26	$.24

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of August 31, 2006, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first quarter of fiscal year 2007. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended August 31, 2006 and 2005 follows:

	Food Safety	Animal Safety	Corporate and Eliminations(1)	Total
	(In thousands)
Fiscal 2007
Net sales to external customers	$11,392	$8,828	$—	$20,220
Operating income (reduction)	2,602	1,146	(170)	3,578
Total assets	55,349	37,187	1,745	94,281

Fiscal 2006
Net sales to external customers	$7,682	$9,096	$—	$16,778
Operating income (reduction)	1,529	1,825	(481)	2,873
Total assets	29,354	36,865	1,480	67,699

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Effective June 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (R) (the “Statement”). The Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under Opinion No. 25, no compensation expense was recognized for the cost of stock options granted pursuant to the Company’s employee and director stock option plan because the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. The Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plan over the vesting period. The Company adopted the provisions of the Statement using the modified-retrospective transition method. Under this method, the Company restated all prior periods presented on a consistent basis. Calculations made in preparation for adoption, of the Statement resulted in cumulative net income difference of less than $100,000 as compared to that reported on the pro forma basis since 1996. The revised net expense is believed to accurately reflect expense under the provisions of the Statement and have been reflected as such in the restated financial statements.

As a result of the adoption of the Statement, the Company’s operating income for the quarters ended August 31, 2006 and 2005 was reduced by $270,000 and $230,000, respectively, and the Company’s net income for the quarters ended August 31, 2006 and 2005 were reduced by $178,000 and $153,000 respectively. Diluted net income per share was reduced by $.02 in both the first quarters of fiscal 2007 and 2006. In addition, prior period balance sheets have been adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method. The balance sheet at May 31, 2006 was adjusted to reflect decreases in retained earnings of $5,454,000 and increases in the balances of additional paid-capital and noncurrent deferred income tax assets of $6,296,000 and $842,000, respectively.

Prior to the adoption of the Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the condensed consolidated statements of cash flows. The Statement requires the income tax benefit from deductions resulting from the exercise of stock options in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities. Excess income tax benefits from exercise of stock options reported as cash flows provided by financing activities in the amounts of $261,000 and $31,000 for the quarters ended August 31, 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

The Company has an employee and director stock option plan under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2006	1,228,105	$14.02
Exercised	(283,534)	$10.73
Expired and cancelled	(1,025)	$17.36
Options outstanding at August 31, 2006	943,546	$15.00
Exercisable at August 31, 2006	326,132	$12.54

Options outstanding at August 31, 2006 had a weighted-average remaining contractual term of 4.1 years. At August 31, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $3,903,000 and $2,027,000, respectively. The aggregate intrinsic value of options exercised during the periods ended August 31, 2006 and 2005 was $4,652,000 and $840,000, respectively. Options reserved for future grants were 804,175 at August 31 and May 31, 2006. Exercise prices for options outstanding as of August 31, 2006 ranged from $5.00 to $20.45. At August 31, 2006 there was $1,291,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

No options were granted during the quarter ended August 31, 2006 The grant date fair value of options granted during fiscal 2006 using the Black-Scholes option pricing model was $6.37 and was estimated using the following weighted-average assumptions:

2006
Risk-free interest rate	4.90%
Expected dividend yield	0%
Expected stock price volatility	44.5%
Expected option life	4 years

The risk-free rate reflects the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data related to option exercises and employee terminations to determine the expected option life.

Options to purchase 99,000 shares of common stock were outstanding during the first quarter of fiscal 2007 but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of common shares for those periods.

The Company has issued 54,625 warrants that are exercisable for common stock. The warrants have lives of 5 years and are expensed at fair value upon issuance. The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as incurred.

7. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8. BUSINESS AND PRODUCT LINE ACQUISITIONS

During the second quarter of fiscal 2006 a secondary payment in the amount of $183,000 was paid to the former owners of Adgen Ltd. (now Neogen Europe, Ltd.). No additional amounts are contractually due under terms of the Asset Purchase Agreement.

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

Unaudited pro forma financial information, as if the acquisition of the dairy antibiotics business had taken place on June 1, 2004 is as follows:

Three Months Ended August 31, 2005
(Restated)
(In thousands except per share amounts)
Revenue	$18,967
Net Income	2,418
Diluted net income per share	$.29

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

9. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2006 and $9,955,000 drawn at May 31, 2006) providing for an unsecured revolving line of credit of $17,500,000. Interest is at LIBOR plus 95 basis points (rate under terms of the agreement was 6.295% at August 31, 2006). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at August 31, 2006.

10. GRANT FROM INGHAM COUNTY

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases were initially recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company recognized other income of $160,000 related to the grant in the three month period ended August 31, 2005 and the grant has been fully realized and earned.

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

RESULTS OF OPERATIONS

Executive Overview

Revenues of Neogen Corporation increased by 21% in the First Quarter of FY-07 to $20.2 million as compared to First Quarter FY-06 revenues of $16,778,000. These increases were aided by a 3% increase in revenues from sales of established products and $3.0 million of new sales from the dairy antibiotics business and Centrus international, both acquired in the Third Quarter of FY-06. Operating income increased $700,000 or 25% during the current quarter with increased sales translating to operating income increases as a result of strong cost controls partially offset by unfavorable product mix. Net income increased 21% on a dollar basis and 9% on a per share basis. The Company also issued 650,000 shares of stock and repaid nearly $10.0 million of bank debt early in the quarter.

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005

	Three Months Ended August 31
	2006	2005	Increase (Decrease)%
	(Dollars in thousands)
Food Safety

Natural Toxins, Allergens & Drug Residues	$6,372	$3,175	$3,197	101%
Bacteria & General Sanitation	2,916	2,481	435	18%
Dry Culture Media & Other	2,104	2,027	77	4%

	11,392	7,683	3,709	48%

Animal Safety

Life Sciences & Other Vaccines	1,580	1,680	(100)	(6%)
Rodenticides & Disinfectants	2,920	3,327	(407)	(12%)
Veterinary Instruments & Other	4,328	4,088	240	6%

	8,828	9,095	(267)	(3%)

Total Sales	$20,220	$16,778	$3,442	21%

During the First Quarter of FY-07 Food Safety sales from established products increased by 10%, with strong contributions from a 28% increase in sales from the Company’s European subsidiary and a 25% increase in sales of natural toxin testing products. Increases of European sales came from increased market penetration and the sale of testing products to the British Government. Natural toxins revenues have been positively affected by combination of enhanced market penetration and normal year-to-year fluctuations of market demand.

Overall Food Safety sales increased 48% to $11.4 million primarily as a result of the new products from dairy antibiotics and Centrus International. Dairy antibiotics sales were up 14% from those recognized by the former owner during the comparable period of the prior year. Centrus sales were comparable to sales reported by the prior owner.

Animal Safety sales during the First Quarter of FY-07 were down 3% to $8.8 million principally as the result of difficult comparisons with sales of certain rodenticide lines in the prior year used for a large outbreak of voles in the northwest United States. Also large shipments of the Company’s wound care products were made early in the First Quarter FY-06 following FDA approval. A number of Animal Safety products had increases during the quarter including a 15% increase in diagnostic test kits sold internationally in the forensic market, Kare line products that were up 11%, equine supplements that were up 30% and Gold Nugget and Squire pharmaceutical products in the over-the-counter market that were up 21%.

Operating margins in the First Quarter of FY-07 increased $700,000 or 25% from those of the comparable quarter of the prior year. As a percentage of sales operating margins improved from 17.1% in the 2006 quarter to 17.7% in the current year. Cost controls over operating expenses were offset by increases in cost of sales to yield increases in operating margins. Cost of sales as a percentage of sales increased 170 basis points principally as a result of product mix and nearly matched the company’s budget for the line item on a percentage basis. As a percentage of sales, sales and marketing expense decreased 120 basis points and general and administrative expenses remained comparable with prior years. The decrease in sales and marketing in part reflects the reduced distribution costs of the dairy antibiotics product line. The 110 basis point decrease in research and development as a percent of sales was the result of the timing of projects.

Effective June 1, 2006, the Company implemented the provisions of FAS No. 123(R) using the modified retrospective method whereby prior periods were restated as if the implementation was completed prior to the earliest period presented. As such FY-06 operations were restated by increasing administrative expense by $230,000. $270,000 of compensation expense related to options was reflected as expense in the First Quarter of FY-07. The net income per share effect was $.02 in the First Quarter of FY-06. Total compensation cost related to nonvested awards not yet recognized of $1.3 million will be recognized over 3 years.

Financial Condition and Liquidity

Net cash proceeds of $14.5 million were realized from the sale of 650,000 shares of stock and the exercise of 287,000 options during the quarter. $10 million of this cash was used to repay bank debt and $2.5 million was used to fund amounts due the seller for inventory purchases during transition and in connection with the dairy antibiotics acquisition. Cash generated from operations in FY-07 was reduced from the payment of the amounts due the seller of the dairy antibiotics business and increases in accounts receivable that resulted principally from the timing of sales to the dairy antibiotics products distributor during the quarter.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash balances at August 31, 2006, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future financing needs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2006 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the first quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have effect on its future results of operations or financial position.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

(a) Exhibit Index

31.1	– Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	– Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a)

32.	– Certification pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: October 10, 2006

/s/ James L. Herbert
James L. Herbert
Chairman and Chief Executive Officer

Dated: October 10, 2006

/s/ Richard R. Current
Richard R. Current
Vice President and Chief Financial Officer