Form 10-Q
period 2006-11-30
NEOGEN CORP
filed 2007-01-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

or

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

(Address of principal executive offices, including zip code)

(517) 372-9200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of January 1, 2007, there were 9,219,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2006	May 31, 2006

		(Restated)
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$3,281	$1,809
Marketable securities	3,650	150
Accounts receivable, less allowance of $ 530,000	15,513	13,116
Inventories	18,325	17,626
Deferred income taxes	1,264	1,264
Prepaid expenses and other current assets	3,192	2,304

TOTAL CURRENT ASSETS	45,225	36,269

NET PROPERTY AND EQUIPMENT	15,235	14,255

OTHER ASSETS
Goodwill	29,105	28,937
Other non-amortizable intangible assets	2,076	2,076
Other non-current assets, net of accumulated amortization of $ 2,128,000 and $ 1,527,000	6,446	6,753

	$98,087	$88,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,551	$2,832
Accrued compensation	1,609	1,642
Income taxes	1,756	876
Other accruals	2,753	4,667

TOTAL CURRENT LIABILITIES	9,669	10,017

LONG TERM DEBT	—	9,955

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	3,045	2,894

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 9,213,000 shares issued and outstanding at November 30, 2006; 8,311,000 shares issued and outstanding at May 31, 2006	1,474	1,330
Additional paid-in capital	50,164	35,517
Accumulated other comprehensive income	411	85
Retained earnings	33,324	28,492

TOTAL STOCKHOLDERS’ EQUITY	85,373	65,424

	$98,087	$88,290

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30
	2006	2005	2006	2005
	(Restated)		(Restated)
	(In thousands, except per share amounts)
Net sales	$22,189	$18,256	$42,409	$35,034
Cost of goods sold	10,480	8,766	20,380	16,703

GROSS MARGIN	11,709	9,490	22,029	18,331

OPERATING EXPENSES
Sales and marketing	4,665	3,891	8,905	7,616
General and administrative	2,333	1,840	4,137	3,312
Research and development	1,015	802	1,713	1,573

	8,013	6,533	14,755	12,501

OPERATING INCOME	3,696	2,957	7,274	5,830

OTHER INCOME (EXPENSE)
Interest income	63	27	120	43
Interest expense	—	—	(11)	—
Other	(58)	46	(50)	190

	5	73	59	233

INCOME BEFORE INCOME TAXES	3,701	3,030	7,333	6,063
INCOME TAXES	1,275	1,094	2,501	2,140

NET INCOME	$2,426	$1,936	$4,832	$3,923

NET INCOME PER SHARE
Basic	$.26	$.23	$.53	$.48

Diluted	$.26	$.23	$.52	$.47

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2006 (Restated)	8,311	$1,330	$35,517	$85	$28,492	$65,424
Issuance of 252,000 shares of common stock under Equity Compensation Plans, including $257,000 of excess income tax benefit	252	40	278			318
Share based compensation			596			596
Issuance of common shares	650	104	13,773			13,877
Comprehensive income:
Net income for the six months ended November 30, 2006					4,832	4,832
Foreign currency translation adjustments				326		326

Total comprehensive income ($4,272,000 in the six months ended November 30, 2005)						5,158

Balance, November 30, 2006	9,213	$1,474	$50,164	$411	$33,324	$85,373

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2006	2005
		(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,832	$3,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558	953
Deferred income taxes	202	(64)
Share based compensation	596	622
Income tax benefit from stock plan transactions	(257)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(2,397)	(2,425)
Inventories	(699)	(1,049)
Prepaid expenses and other current assets	(888)	306
Accounts payable and accruals	(348)	740

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,599	2,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	12,500	5,017
Purchases of marketable securities	(16,000)	(6,025)
Purchases of property and equipment and other assets	(1,905)	(1,079)
Payments for business acquisitions	(168)	(183)

NET CASH USED IN INVESTING ACTIVITIES	(5,573)	(2,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(9,955)	—
Reductions of other long-term liabilities	(51)	(250)
Net proceeds from issuance of common stock	14,195	467
Excess income tax benefit from the exercise of stock options	257	123

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,446	340

INCREASE IN CASH	1,472	953
CASH AT BEGINNING OF PERIOD	1,809	1,972

CASH AT END OF PERIOD	$3,281	$2,925

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended November 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2007. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2006 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2006.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2006	May 31, 2006
	(In thousands)
Raw materials	$7,587	$8,033
Work-in-process	745	411
Finished goods	9,993	9,182

	$18,325	$17,626

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$2,426	$1,936	$4,832	$3,923

Denominator:
Denominator for basic net income per share-weighted average shares	9,207	8,239	9,135	8,205
Effect of dilutive stock options and warrants	212	148	224	108

Denominator for diluted net income per share	9,419	8,387	9,359	8,313

Net income per share:
Basic	$.26	$.23	$.53	$.48

Diluted	$.26	$.23	$.52	$.47

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of November 30, 2006, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first six months of fiscal year 2007. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended November 30, 2006 and 2005 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
			(Restated)
	(In thousands)
Fiscal 2007
Net sales to external customers	$11,691	$10,498	$—	$22,189
Operating income (reduction)	2,362	1,670	(336)	3,696
Total assets	$54,008	$39,165	$4,914	$98,087

Fiscal 2006
Net sales to external customers	$7,813	$10,443	$—	$18,256
Operating income (reduction)	1,412	2,058	(513)	2,957
Total assets	$30,700	$37,072	$2,303	$70,075

Segment information for the six months ended November 30, 2006 and 2005 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
			(Restated)
	(In thousands)
Fiscal 2007
Net sales to external customers	$23,082	$19,327	$—	$42,409
Operating income (reduction)	4,964	2,816	(506)	7,274

Fiscal 2006
Net sales to external customers	$15,495	$19,539	$—	$35,034
Operating income (reduction)	2,941	3,883	(994)	5,830

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Effective June 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (R) (the “Statement”). The Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under Opinion No. 25, no compensation expense was recognized for the cost of stock options granted pursuant to the Company’s employee and director stock option plan because the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. The Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plan over the vesting period. The Company adopted the provisions of the Statement using the modified-retrospective transition method. Under this method, the Company restated all prior periods presented on a consistent basis. Calculations made in preparation for adoption of the Statement resulted in cumulative net income difference of less than $100,000 as compared to that reported on the pro forma basis since 1996. The revised net expense is believed to accurately reflect expense under the provisions of the Statement and have been reflected as such in the restated financial statements.

As a result of the adoption of the Statement, the Company’s operating income for the three months ended November 30, 2006 and 2005 was reduced by $326,000 and $392,000, respectively and by $596,000 and $622,000, respectively for the six months ended November 30, 2006 and 2005. The Company’s net income for the three months ended November 30, 2006 and 2005 was reduced by $247,000 and $277,000 respectively and by $425,000 and $430,000 respectively, for the six months ended November 30, 2006 and 2005. Diluted net income per share was reduced by $.03 in the three months ended November 30, 2006 and 2005, and $.05 in the six months ended November 30, 2006 and 2005. In addition, prior period balance sheets have been adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method. The balance sheet at May 31, 2006 was adjusted to reflect decreases in retained earnings of $5,548,000 and increases in the balances of additional paid-capital and noncurrent deferred income tax assets of $6,425,000 and $877,000 respectively.

Prior to the adoption of the Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the condensed consolidated statements of cash flows. The Statement requires the income tax benefit from deductions resulting from the exercise of stock options in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities. Excess income tax benefits from exercise of stock options reported as cash flows provided by financing activities in the amounts of $257,000 and $123,000 for the period of six months ended November 30, 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

The Company has an employee and director stock option plan under which options are granted at an exercise price not less than the fair market value of the underlying common stock at the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2006	1,233,614	$14.00

Granted	215,000	20.30

Exercised	(290,634)	10.73

Expired and cancelled	(6,625)	11.38

Options outstanding at November 30, 2006	1,151,355	16.02

Exercisable at November 30, 2006	567,923	13.49

Options outstanding at November 30, 2006 had a weighted-average remaining contractual term of 4.2 years. At November 30, 2006 and 2005, the aggregate intrinsic values of options outstanding and options exercisable were $3,888,000 and $5,849,000, respectively.

The aggregate intrinsic value of options exercised during the six month periods ended November 30, 2006 and 2005 was $4,722,000 and $1,286,000, respectively. Options reserved for future grants were 595,800 at November 30, 2006 and 804,175 at May 31, 2006. Exercise prices for options outstanding as of November 30, 2006 ranged from $5.00 to $20.45. At November 30, 2006 there was $2,460,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The grant date fair value of options granted during the six months ended November 30, 2006 using the Black-Scholes option pricing model was $8.53 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	4.72%
Expected dividend yield	0%
Expected stock price volatility	46.64%
Expected option life	4 years

The risk-free rate reflects the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data related to option exercises and employee terminations to determine the expected option life.

The Company has issued 56,375 warrants that are exercisable for common stock. The warrants have lives of 5 years and are expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

7. LEGAL PROCEEDINGS

The Company is involved in litigation both as a plaintiff and as a defendant with respect to certain patents related to its detectable needles. While the cases are at an early stage and management and legal council are confident that the Company will prevail, the outcome is not predictable at the current time. In addition, the Company is subject to certain other legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters, including the detectable needle cases, will not have a material effect on its future results of operations or financial position.

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

Unaudited pro forma financial information, as if the acquisition of the dairy antibiotics business had taken place on June 1, 2005 is as follows:

	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
	(Restated)	(Restated)
	(In thousands except per share amounts)
Revenue	$20,462	$39,428
Net Income	$2,439	$4,923
Diluted net income per share	$.29	$.59

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

9. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at November 30, 2006 and $9,955,000 drawn at May 31, 2006) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 95 basis points (rate under terms of the agreement was 6.272% at November 30, 2006). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at November 30, 2006.

10. GRANT FROM INGHAM COUNTY

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases were initially recognized as a long-term liability. The liability is reduced and other income is recognized for the allowances granted as eligible new employees are hired. The Company recognized other income of $40,000 and $200,000 related to the grant in the three and six month periods ended November 30, 2005. The grant was realized and earned as of May 31, 2006.

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

The following critical accounting policies and estimates reflect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation’s second quarter FY-07 revenues increased 22% to $22.2 million as compared to Second Quarter FY-06 revenues of $18.3 million. On a six-month basis revenues increased 21% to $42.4 million in FY-07 from $35.0 million in FY-06. These increases were aided by a 5% increase in the quarter and 4% on a year-to-date basis in revenues from sales of established products. Sales of products from the dairy antibiotics business and Centrus International were responsible for $3.0 million of revenues in the current quarter and $6.0 million year-to-date. Both businesses were acquired in the third quarter of FY-06. Operating income increased $739,000 or 25% during the current quarter and $1,444,000 or 25% year-to-date with increased sales translating to operating income increases as a result of cost control measures and better facility utilization, partially offset by unfavorable product mix. Net income increased 25% and 23% to $2,426 and $4,832 in the FY-07 three and six month periods.

Three Months and Six Months Ended November 30, 2006 Compared to Three Months and Six Months Ended November 30, 2005

	Three Months Ended November 30
	2006	2005	Increase (Decrease)%

	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$6,294	$3,412	$2,882	84%
Bacteria & General Sanitation	3,139	2,351	788	34%
Dry Culture Media & Other	2,258	2,050	208	10%

	11,691	7,813	3,878	50%

Animal Safety
Life Sciences & Other Vaccines	2,076	1,952	124	6%
Rodenticides & Disinfectants	3,560	3,419	141	4%
Veterinary Instruments & Other	4,862	5,072	(210)	(4)%

	10,498	10,443	55	1%

Total Sales	$22,189	$18,256	$3,933	22%

	Six Months Ended November 30
	2006	2005	Increase (Decrease)%

	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$12,666	$6,538	$6,128	94%
Bacteria & General Sanitation	6,031	4,816	1,215	25%
Dry Culture Media & Other	4,385	4,141	244	6%

	23,082	15,495	7,587	49%

Animal Safety
Life Sciences & Other Vaccines	3,656	3,632	24	1%
Rodenticides & Disinfectants	6,480	6,746	(266)	(4)%
Veterinary Instruments & Other	9,191	9,161	30	—

	19,327	19,539	(212)	(1)%

Total Sales	$42,409	$35,034	$7,375	21%

Food Safety sales from established products increased by 11% and in the FY-07 quarter and six month periods, with strong contributions from a 24% and 26% increase in the quarter and year-to-date sales from the Company’s European subsidiary and a 11% and 18% increase in sales of natural toxin testing products for the same periods. Increases of European sales came from increased market penetration and the sale of testing products to the British Government. Natural toxin revenues have been positively affected by combination of enhanced market penetration and normal year-to-year fluctuations of market demand.

Overall Food Safety sales increased 50% or $3.9 million in the quarter and 49% or $7.6 million year-to-date primarily as a result of the new products from dairy antibiotics and Centrus International. Dairy antibiotic sales included in the natural toxin product group were up 13% in the quarter and 16% year-to-date from those recognized by the former owner during the comparable period of the prior year. Centrus sales were comparable to sales reported by the prior owner but added significantly to the bacteria and general sanitation product group sales that experienced a 34% increase in the quarter and 25% increase in the six month period in comparison with FY-06.

Animal Safety sales were up 1% to $10.5 million in the FY-07 quarter and down 1% to $19.3 million in the six month period principally as the result of difficult comparisons with sales in the prior year of certain rodenticide lines used for a large outbreak of voles in the northwest United States and large 2006 shipments of one of the Company’s wound care products following FDA approval. A number of Animal Safety products had increases during the quarter. Sales of diagnostic test kits and vaccine products increased 6% in the quarter and 1% on a year-to-date basis as the company increased its sales of vaccine products through distributors. Neogen’s Hacco Rodenticide products increased of 4% in comparison with the prior year but remained behind the prior year six-month period by 4%, as in the first quarter of FY-06 the Company experienced significant product sales due to the northwest United States vole outbreak previously mentioned. In addition, veterinary instruments continued their growth with an increase of 26% in the quarter and 15% on a six month basis.

Operating income increased $739,000 in the quarter and $1,444,000 in the six month period or by 25% as compared to FY-06 periods. As a percentage of sales, operating income improved from 16.2% in the FY-06 to 16.7% in FY-07. On a year-to-date basis, operating income increased from 16.6% to 17.2%. In general, operating expenses were maintained on a percentage basis at comparable levels to FY-06 periods. Gross margins as a percentage of sales increased 80 basis points in the current quarter but decreased 40 basis points for the six month period principally as a result of product mix. As a percentage of sales, sales and marketing expense declined by 30 basis points in comparison with the prior year second quarter and declined 70 basis points in the six month period and general and administrative expenses increased 40 and 30 basis points in comparison with the prior three and six month periods in the prior years. The decrease in sales and marketing in part reflects the reduced distribution costs of the dairy antibiotics product line as compared to costs of distribution of existing products. Increased general and administrative resulted from increased amortization related to the FY-06 acquisitions and legal expenses in regards to litigation, including detectable needle patent issues.

Effective June 1, 2006, the Company implemented the provisions of FAS No. 123(R) using the modified retrospective method whereby prior periods were restated as if the implementation was completed prior to the earliest period presented. As such FY-06 operations were restated by increasing administrative expense by $392,000 in the second quarter and $622,000 in the six month period. $326,000 of compensation expense related to options was reflected as expense in the second quarter of FY-07 and $596,000 in the six months. The net income per share effect was $.03 and $.05 in both the second quarter and six month period of FY-06 and FY-07 respectively. Total compensation cost related to nonvested awards not yet recognized of $2.5 million will be recognized over 3 years.

Financial Condition and Liquidity

Net cash proceeds of $14.2 million were realized from the sale of 650,000 shares of stock and the exercise of 290,634 options during the six months ended November 30, 2006. In addition, $2.6 million of cash was provided by operations. $10 million of this cash was used to repay bank debt and $2.5 million was used to fund amounts due the seller for inventory purchases during transition and in connection with the dairy antibiotics acquisition. Cash generated from operations in FY-07 was reduced from the payment of the amounts due the seller of the dairy antibiotics business and increases in accounts receivable that resulted principally from the timing of sales to the dairy antibiotics products distributor.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash balances at November 30, 2006, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future financing needs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2006 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the six months ended November 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation both as a plaintiff and as a defendant with respect to certain patents related to its detectable needles. While the cases are at an early stage and management and legal council are confident that the Company will prevail, the outcome is not predictable at the current time. In addition, the Company is subject to certain other legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters, including the detectable needle cases, will not have a material effect on its future results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company was held on October 12, 2006. The matter voted on and the results follows:

Election of Directors	For
Lon M. Bohannon	8,225,731
A. Charles Fischer	8,071,751
Gordon Guyer	8,067,176

Items 1A, 2, 3, and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

(a)	Exhibit Index

31.1	– Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	– Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.	– Certification pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 9, 2007

/s/ James L. Herbert
James L. Herbert
Chairman and Chief Executive Officer

Dated: January 9, 2007
/s/ Richard R. Current
Richard R. Current
Vice President and Chief Financial Officer