Form 10-Q
period 2007-02-28
NEOGEN CORP
filed 2007-04-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

or

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

As of April 1, 2007, there were 9,247,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2007	May 31, 2006
		(Restated)
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash	$2,524	$1,809
Marketable securities	5,400	150
Accounts receivable, less allowance of $510,000 and $530,000	15,323	13,116
Inventories	18,444	17,626
Deferred income taxes	1,264	1,264
Prepaid expenses and other current assets	3,977	2,304

TOTAL CURRENT ASSETS	46,932	36,269

NET PROPERTY AND EQUIPMENT	15,589	14,255

OTHER ASSETS
Goodwill	24,448	28,937
Other non-amortizable intangible assets	3,181	2,076
Other non-current assets, net of accumulated amortization of $2,180,000 and $1,527,000	9,841	6,753

	$99,991	$88,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,152	$2,832
Accrued compensation	1,433	1,642
Income taxes	2,007	876
Other accruals	2,340	4,667

TOTAL CURRENT LIABILITIES	8,932	10,017

LONG TERM DEBT	—	9,955

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	3,020	2,894

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 9,245,000 shares issued and outstanding at February 28, 2007; 8,311,000 shares issued and outstanding at May 31, 2006	1,479	1,330
Additional paid-in capital	50,848	35,517
Accumulated other comprehensive income	398	85
Retained earnings	35,314	28,492

TOTAL STOCKHOLDERS’ EQUITY	88,039	65,424

	$99,991	$88,290

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands, except per share amounts)
Net sales	$21,054	$17,584	$63,463	$52,618
Cost of goods sold	10,104	9,062	30,484	25,765

GROSS MARGIN	10,950	8,522	32,979	26,853

OPERATING EXPENSES
Sales and marketing	4,612	3,753	13,517	11,369
General and administrative	2,379	1,854	6,516	5,166
Research and development	937	766	2,650	2,339

	7,928	6,373	22,683	18,874

OPERATING INCOME	3,022	2,149	10,296	7,979

OTHER INCOME (EXPENSE)
Interest income	99	19	219	61
Interest expense	—	(115)	(11)	(115)
Other	(31)	42	(81)	233

	68	(54)	127	179

INCOME BEFORE INCOME TAXES	3,090	2,095	10,423	8,158
INCOME TAXES	1,100	709	3,601	2,849

NET INCOME	$1,990	$1,386	$6,822	$5,309

NET INCOME PER SHARE
Basic	$.22	$.17	$.74	$.65

Diluted	$.21	$.16	$.73	$.63

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2006 (Restated)	8,311	$1,330	$35,517	$85	$28,492	$65,424
Issuance of 284,000 shares of common stock under Equity Compensation Plans, including $291,000 of excess income tax benefit	284	45	2,264			2,309
Share based compensation				934		934
Issuance of common shares	650	104	12,133			12,237
Comprehensive income:
Net income for the nine months ended February 28, 2007					6,822	6,822
Foreign currency translation adjustments				313		313

Total comprehensive income ($5,992,000 in the nine months ended February 28, 2006)						7,134

Balance, February 28, 2007	9,245	$1,479	$50,848	$398	$35,314	$88,039

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28,
	2007	2006
		(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,822	$5,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,046	1,480
Deferred income taxes	202	(255)
Share based compensation	934	931
Income tax benefit from stock plan transactions	(236)	(255)
Changes in operating assets and liabilities:
Accounts receivable	(2,207)	(1,710)
Inventories	(818)	(1,347)
Prepaid expenses and other current assets	(1,673)	—
Accounts payable and accruals	(1,085)	2,309

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,904	6,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	25,005	6,533
Purchases of marketable securities	(30,255)	(6,533)
Purchases of property and equipment and other assets	(2,771)	(1,548)
Payments for business acquisitions	—	(18,546)

NET CASH USED IN INVESTING ACTIVITIES	(8,021)	(20,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on line of credit	(9,955)	12,800
Reductions of other long-term liabilities	(76)	(325)
Net proceeds from issuance of common stock	14,546	810
Excess income tax benefit from the exercise of stock options	236	255

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,832	13,424

INCREASE IN CASH	715	(92)
CASH AT BEGINNING OF PERIOD	1,809	1,972

CASH AT END OF PERIOD	$2,524	$1,880

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended February 28, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2007. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2006 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2006.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28,	May 31,
	2007	2006
	(In thousands)
Raw materials	$7,559	$8,033
Work-in-process	1,408	411
Finished goods	9,477	9,182

	$18,444	$17,626

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$1,990	$1,386	$6,822	$5,309

Denominator:
Denominator for basic net income per share- weighted average shares	9,225	8,153	9,164	8,180
Effect of dilutive stock options and warrants	254	274	233	247

Denominator for diluted net income per share	9,479	8,427	9,397	8,427

Net income per share:
Basic	$.22	$.17	$.74	$.65

Diluted	$.21	$.16	$.73	$.63

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of February 28, 2007, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first nine months of fiscal year 2007. Shares purchased under this buy-back program were retired.

5. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, food borne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of veterinary instruments, rodenticides and a complete line of consumable products to veterinarians and animal health product distributors.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on sales and operating income of the respective segments.

Segment information for the three months ended February 28, 2007 and 2006 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2007
Net sales to external customers	$11,517	$9,537	$—	$21,054
Operating income (reduction)	2,492	746	(216)	3,022
Total assets	$53,117	$38,910	$7,964	$99,991

Fiscal 2006 (2)
Net sales to external customers	$8,862	$8,722	$—	$17,584
Operating income (reduction)	1,507	1,148	(506)	2,149
Total assets	$49,654	$35,559	$1,332	$86,545

Segment information for the nine months ended February 28, 2007 and 2006 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2007
Net sales to external customers	$34,599	$28,864	$—	$63,463
Operating income (reduction)	7,456	3,562	(722)	10,296

Fiscal 2006 (2)
Net sales to external customers	$24,329	$28,289	$—	$52,618
Operating income (reduction)	4,448	5,031	(1,500)	7,979

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.
(2)	Operating income for three and nine months ended February 28, 2006 has been restated to reflect adoption of FASB Statement No. 123 (R) – see Note 6.

6. EQUITY COMPENSATION PLANS

The Company has an employee and director stock option plan. Effective June 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (R) (the “Statement”). The Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under Opinion No. 25, no compensation expense was recognized for the cost of stock options granted pursuant to the Company’s employee and director stock option plan because the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. The Statement requires companies to recognize the cost of stock options based on the grant-date fair value determined under their employee stock option plan over the vesting period. The Company adopted the provisions of the Statement using the modified-retrospective transition method. Under this method, the Company restated all prior periods presented on a consistent basis. Calculations made in preparation for adoption of the Statement resulted in cumulative net income difference of less than $100,000 as compared to that reported on the pro forma basis since 1996. The revised net expense is believed to accurately reflect expense under the provisions of the Statement and have been reflected as such in the restated financial statements.

As a result of the adoption of the Statement, the Company’s operating income for the three months ended February 28, 2007 and 2006 was reduced by $338,000 and $309,000, respectively and by $934,000 and $931,000, respectively for the nine months ended February 28, 2007 and 2006. The Company’s net income for the three months ended February 28, 2007 and 2006 was reduced by $273,000 and $246,000 respectively and by $698,000 and $676,000 respectively, for the nine months ended February 28, 2007 and 2006. Diluted net income per share was reduced by $.03 in the three months ended February 28, 2007 and 2006, and $.08 in the nine months ended February 28, 2007 and 2006. In addition, prior period balance sheets have been adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method. The balance sheet at May 31, 2006 was adjusted to reflect decreases in retained earnings of $5,548,000 and increases in the balances of additional paid-capital and noncurrent deferred income tax assets of $6,425,000 and $877,000 respectively.

Prior to the adoption of the Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the condensed consolidated statements of cash flows. The Statement requires the income tax benefit from deductions resulting from the exercise of stock options in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities. Excess income tax benefits from exercise of stock options reported as cash flows provided by financing activities in the amounts of $236,000 and $255,000 for the period of nine months ended February 28, 2007 and 2006, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

Options are granted under the employee and director stock option plan, are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity during the nine months ended February 28, 2007 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2006	1,233,614	$14.00

Granted	215,000	20.30

Exercised	(319,277)	10.72

Expired and cancelled	(9,291)	13.69

Options outstanding at February 28, 2007	1,120,046	16.15

Exercisable at February 28, 2007	569,586	13.99

Options outstanding at February 28, 2007 had a weighted-average remaining contractual term of 4.0 years. At February 28, 2007 and 2006, the aggregate intrinsic values of options outstanding and options exercisable were $5,044,000 and $7,472,000, respectively. The aggregate intrinsic value of options exercised during the nine month periods ended February 28, 2007 and 2006 was $5,072,000 and $1,465,000, respectively. Options reserved for future grants were 595,800 at February 28, 2007 and 804,175 at May 31, 2006. Exercise prices for options outstanding as of February 28, 2007 ranged from $5.00 to $20.45. At February 28, 2007 there was $2,111,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The grant date fair value of options granted during the nine months ended February 28, 2007 using the Black-Scholes option pricing model was $8.53 and was estimated using the following weighted-average assumptions:

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

On December 19, 2005, Neogen Corporation purchased certain assets of the dairy antibiotics business of UCB FD Bioproducts, a division of Belgium based UCB Group. Consideration for the sale, including transaction costs of $500,000, was $17,100,000 in cash, and post closing adjustments and potential secondary payments of up to $2,400,000. The allocation of the purchase price, included $1,000,000 of accounts receivable, $2,900,000 of inventory, $1,200,000 of fixed assets, $4,600,000 of goodwill and $7,400,000 of other intangibles. Other intangibles include $6,400,000 of amortizable assets (distributor agreement and acquired patents) that have been assigned nine to eleven year lives. The dairy antibiotic business is believed to be a strong synergistic fit into Neogen’s overall strategy of providing food and animal safety solutions. Intangible assets in this transaction are expected to be deducted for tax purposes as amortized. During the third quarter of fiscal 2007 the Company completed the allocation of the purchase price to the individual assets acquired and liabilities assumed, of UCB FD Bioproducts, which resulted in an increase of $1,000,000 and $1,950,000 to other nonamortizable assets and other non-current assets, respectively on the consolidated balance sheet and a decrease of $2,786,000 to goodwill compared to amounts reported as of May 31, 2006. The goodwill, along with the other assets and liabilities of UCB FD Bioproducts are included in the Company’s Food Safety segment.

On February 17, 2006, Neogen Corporation purchased the common stock of Centrus International, Inc., a wholly owned subsidiary of Eastman Chemical Company, of Kingsport, Tennessee. Consideration consisted of $3,300,000 in cash. The allocation of the purchase price included accounts receivable of $280,000, inventory of $270,000, fixed assets of $180,000, $860,000 of goodwill and $1,740,000 of other intangibles. Other intangibles include $1,640,000 of amortizable assets (customer based intangible and acquired patents) that have been assigned thirteen to fifteen year lives and deferred tax assets of $300,000 related to net operating loss carry forwards and assumed liabilities of $330,000. Centrus produces Soleris™, a user-friendly, rapid optical testing system that accurately detects microbial contamination and represents a synergistic fit with Neogen’s Food Safety solutions. Centrus unaudited sales in the 12 month period ended December 31, 2005 (prior to the acquisition) were $2,800,000. Intangible assets in this transaction are not expected to be deducted for tax purposes as amortized. During the third quarter of fiscal 2007 the Company completed the allocation of the purchase price to the individual assets acquired and liabilities assumed, of Centrus International, Inc. which resulted in an increase of $104,000 and $1,641,000 to other nonamortizable assets and other non-current assets, respectively on the consolidated balance sheet and a decrease of $1,720,000 to goodwill compared to amounts reported as of May 31, 2006. The goodwill, along with the other assets and liabilities of Centrus International, Inc. are included in the Company’s Food Safety segment.

9. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at February 28, 2007 and $9,955,000 drawn at May 31, 2006) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 95 basis points (rate under terms of the agreement was 6.27% at February 28, 2007). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at February 28, 2007.

10. GRANT FROM INGHAM COUNTY

The Company has a $500,000 grant from Ingham County that is restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant is repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. The grant was realized and earned as of May 31, 2006. The Company recognized other income of $50,000 and $90,000 related to the grant in the three and nine month periods ended February 28, 2006.

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

Equity Compensation Plans

Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, (SFAS 123(R)) addresses the accounting for share-based employee compensation and was adopted by the Company on June 1, 2007 utilizing the modified retrospective transition method. The effect of applying SFAS 123 (R) and further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 6 to the consolidated financial statements. SFAS 123(R) requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model we apply is able to handle some of the specific features included in the options we grant, which is the reason for its use. If we were to use a different model, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model we apply and the inputs we used.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation’s third quarter FY-07 revenues increased 20% to $21.1 million as compared to third quarter FY-06 revenues of $17.6 million. On a nine-month basis revenues increased 21% to $63.5 million in FY-07 from $52.6 million in FY-06. These increases were aided by an 11% increase in the quarter and 6% on a year-to-date basis in revenues from sales of established products. Sales of products from the dairy antibiotics business and Centrus International contributed $3.5 million of revenues in the current quarter and $9.5 million year-to-date. Both businesses were acquired in the third quarter of FY-06 and reported revenues of $1.9 million in that quarter. Operating income increased $873,000 or 41% during the current quarter and $2.3 million or 29% year-to-date with increased sales translating to operating income increases as a result of margin expansion measures and better facility utilization. Net income increased 44% and 28% to $1,990,000 and $6,822,000 in the FY-07 three and nine month periods.

Three Months and Nine Months Ended February 28, 2007 Compared to Three Months and Nine Months Ended February 28, 2006

	Three Months Ended February 28
	2007	2006	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$6,054	$4,838	$1,216	25%
Bacteria & General Sanitation	3,323	2,181	1,142	52%
Dehydrated Culture Media & Other	2,140	1,815	325	18%

	11,517	8,834	2,683	30%
Animal Safety
Life Sciences & Other Vaccines	1,759	1,694	65	4%
Rodenticides & Disinfectants	2,247	2,136	111	5%
Veterinary Instruments & Other	5,531	4,920	611	12%

	9,537	8,750	787	9%
Total Sales	$21,054	$17,584	$3,470	20%

	Nine Months Ended February 28
	2007	2006	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,719	$11,375	$7,344	65%
Bacteria & General Sanitation	9,354	7,036	2,318	33%
Dehydrated Culture Media & Other	6,526	5,918	608	10%

	34,599	24,329	10,270	42%
Animal Safety
Life Sciences & Other Vaccines	5,415	5,326	89	2%
Rodenticides & Disinfectants	8,727	8,882	(155)	(2%)
Veterinary Instruments & Other	14,722	14,081	641	5%

	28,864	28,289	575	2%
Total Sales	$63,463	$52,618	$7,375	21%

Food Safety Revenues

In the FY-07 third quarter sales of natural toxin, allergen and drug residue testing products were up 25% including a 14% increase in sales of natural toxins. Toxin sales are affected by market penetration and weather variations. Allergen sales are affected by product adoption in the customer base. Dairy antibiotic testing product sales (business purchased December 20, 2005) were up 46% from sales reported in the FY-06 third quarter. This increase was principally related to favorable relationships between the US dollar and the Euro. For the quarter, sales of products in this category other than dairy antibiotics were up 17%. In the FY-07 nine month period sales in this category were up 65% with a 16% increase in sales of natural toxin testing products. For the nine month period, dairy antibiotic product sales were up 220% as there were no comparable sales in the first six months of FY-07. Nine month sales of products in this category other than dairy antibiotics were up 20%. The same factors mentioned as affecting FY-07 third quarter as compared to the prior year also applied to the FY-07 nine month period.

Sales of bacteria and general sanitation testing products were up 52% in the FY-07 quarter paced by a 39% increase in sales of the Company’s ATP general sanitation product and the contribution of $930,000 of revenue from sales of products from the February 17, 2006 acquisition of Centrus International. Without revenue from Centrus products, revenue in the category increased 10%. The Company has continued to enjoy excellent market acceptance of its ATP general sanitation product on a worldwide basis and is building a solid brand with the Centrus products. In the FY-07 nine month period sales in this category were up 33% including a 38% increase in sales of the Company’s ATP testing product. $2.0 million of the increase in this category in the nine month period came from sales of Centrus Products. Without Centrus products, this category increased 4% compared to the FY-06 nine month period. The same factors mentioned as affecting the FY-07 third quarter as compared to the prior year also applied to the FY-07 nine month period.

Dehydrated culture media and other sales increased by 18% and 10% in the FY-07 quarter and nine month periods as compared to three and nine month FY-06 periods. Neogen Europe markets many products in this category and experienced double digit increases product line increases in the quarter and year to date periods. Overall Neogen Europe sales increased 29% for the quarter and 27% for the nine month periods as the European direct sales operation and distributors managed by the European group continue to have excellent success in sales of all of the Company’s food safety products. Other contributors to growth in this category include a 31% increase in sales of dehydrated culture media to the food industry where it is used as a growth medium for testing for bacteria. The same factors mentioned as affecting the FY-07 third quarter as compared to the prior year also applied to the FY-07 nine month period.

Animal Safety Revenues

In the third quarter of FY-07 sales of life sciences and other vaccines products were up 4%, and 2% for the nine month period. The Company continues to have steady success in the life sciences and drug detection market. Sales of biologic products increased 6% for the third quarter of FY-07 and 3% for the nine month period as the Company continues to explore alternative methods of distribution of these important products. Percentage changes in the nine month period and the same factors as in the quarter affected revenues.

Sales of rodenticides and disinfectants increased by 5% in the FY-07 third quarter. Added customers in the retail market and increased sales of technical products contributed to the increase in sales in the quarter. For the FY-07 year this product line remained behind the prior year nine month period by 2%. In the early months of FY-06 the Company experienced significant product sales due to the northwest United States vole outbreak, and as a result, year to date comparisons have been difficult.

Veterinary instruments and other increased 12% for the third quarter of FY-07 and 5% for the FY-07 nine month period. Continued penetration of the retail market through such retailers as Tractor Supply Company contributed to increases of 9% for the third quarter and 8% for the nine month FY-07 periods in veterinary instrument sales. Sales of specialty syringes to major producers of animal medications has resulted in increases of over 300% for the FY-07 quarter and 100% year to date in that category. The specialty syringe market continues to offer opportunities for possible future growth.

Operating Margins

Operating income increased $873,000 or 41% in the FY-07 quarter and $2,317,000 or 29% in the nine month period as compared to the three and nine month FY-06 periods. As a percentage of sales, operating income for the FY-07 third quarter improved to 14.4% from 12.2% in the FY-06 quarter. On a nine month year-to-date basis, operating income increased from 15.2% to 16.2%. In general, operating expenses were maintained on a percentage basis at comparable levels to FY-06 periods. Gross margins as a percentage of sales increased from 48.5% to 52.0% in the

FY-07 quarter and from 51.0% to 52.0% for the nine month period principally as a result of margin expansion and the addition of the relatively higher margin dairy antibiotic products. As a percentage of sales, sales and marketing expense increased by 60 basis points in comparison with the prior year third quarter and declined 30 basis points in the nine month period. General and administrative expenses increased 80 and 50 basis points in comparison with the three and nine month periods in the prior year. Increased general and administrative expense in the nine month FY-07 period resulted from increased amortization related to the FY-06 acquisitions and legal expenses in regards to litigation principally related to the detectable needle patent issues. Adjustments related to the final valuations of the FY-06 acquisitions reduced general and administrative expense by $230,000 for the FY-07 three and nine month periods.

Effective June 1, 2006, the Company implemented the provisions of FAS No. 123(R) using the modified retrospective method whereby prior periods were restated as if the implementation was completed prior to the earliest period presented. As such FY-06 operations were restated by increasing administrative expense by $309,000 in the third quarter and $931,000 in the nine month period. $338,000 of compensation expense related to options was reflected as expense in the third quarter of FY-07 and $934,000 in the nine months. The net income per share effect was $.03 and $.08 in both the third quarter and nine month periods of FY-06 and FY-07 respectively. Total compensation cost related to nonvested awards not yet recognized of $2.1 million will be recognized over 3 years.

Financial Condition and Liquidity

Net cash proceeds of $14.5 million were realized from the sale of 650,000 shares of stock and the exercise of 319,277 options during the nine months ended February 28, 2007. In addition, $3.9 million of cash was provided by operations. $10 million of this cash was used to repay bank debt and $2.5 million was used to fund amounts due the seller for inventory purchases during transition in connection with the dairy antibiotics acquisition. Cash generated from operations in FY-07 was reduced from the payment of the amounts due the seller of the dairy antibiotics business and increases in accounts receivable that resulted principally from the timing of sales in the animal safety business.

Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash balances at February 28, 2007, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future financing needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has moderate interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Because Neogen markets and sells its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the British Pound and Euro. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the function currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term; accordingly, it does not hedge the net investment or engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2007 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the nine months ended February 28, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Items 1A, 2, 3, 4, and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

(a)	Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.	–	Certification pursuant to 18 U.S.C. sections 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: April 9, 2007

/s/ James L. Herbert
James L. Herbert
Chairman and Chief Executive Officer

Dated: April 9, 2007

/s/ Richard R. Current
Richard R. Current
Vice President and Chief Financial Officer