Form 10-K
period 2007-05-31
NEOGEN CORP
filed 2007-08-14
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

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

Based on the closing sale price on November 30, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant was $171,500,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 9,360,000 on July 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 11, 2007 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed by company sales personnel in the United States, Canada, the United Kingdom and other parts of Europe and by distributors elsewhere to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and gene probe products that rely on the Company’s proprietary antibodies and RNA and DNA probes to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Tampa, which is expected to be moved to Lansing MI in fiscal 2008, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

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

PRODUCTS

Trademarks and registered trademarks Neogen markets its products under include: Corporate: Neogen®, Neogen flask®; Food Safety: AccuScan™, AccuPoint®, AccuClean™, Acumedia® and logo®, Agri-Screen®, Agri-Screen Ticket®, Alert®, BetaStar® , Centrus™, GeneQuence®, Gene-Trak®, ISO-GRID™, NeoGrid™, Reveal®, Revive®, Soleris™, Veratox®; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, DC&R®, Dr. Frank’s®, ElectroJac®, ELISA Technologies®, EqStim®, EquiMax™, Fura-Zone®, Gnat-Away™, GNatural™, Gold Nugget® and logo®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, Iso-Prine™, K-Blue®, K-Gold®, MegaShot™, Mini-Shot®, MycAseptic®, NFZ™, NeogenVet™, NeedleGard®, Paddock & Pasture®, PanaKare™, Penzyme®, Poridon®, Pro-Pistol™, Pro-Shot™, Prozap®, Pyril-Pam®, Ramik®, RenaKare™, Shine N’ Glo™, Spec-Tuss™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™ and Logo®, Triple Heat™, Tri-Soxsuprine™, UriKare™, UriCon™, Vita-15™, Rodex™, Havoc®, CyKill™, Hacco®.

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

FOOD SAFETY SEGMENT

The products of Neogen’s food safety segment consist primarily of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns.

Many of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for the rapid processing of a large number of samples and automated procedures, and lateral flow and other similar devices that provide distinct visual results. Typically test kits use antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests make them accessible to all levels of food producers, processors and handlers.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s Reveal® and Alert® tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox®, Agri-Screen® and Reveal® tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s Veratox®, Alert® and Reveal® testing products for food allergens to help protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, egg, almond, wheat, soy, and hazelnut residues.

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

Neogen manufactures and markets its AccuPoint® rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy to use and inexpensive test uses bioluminescence to quickly (in less than 30 seconds) determine if a food contact surface has been sanitized completely. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. The more light, the more present ATP and the greater the need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the foodservice industry, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 54.5%, 48.3% and 44.9% of the Company’s total revenues for fiscal years ended May 31, 2007, 2006 and 2005, respectively.

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

On November 21, 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brands Ramik®, Havoc® and Prozap®. On the same date, it also acquired Hess & Clark, Inc. Hess & Clark’s principal products are disinfectants, such as DC&R®, used in animal and food production facilities.

Neogen’s in-house equine protozoal myeloencephalitis (EPM) testing service offers veterinarians accurate, timely results for early diagnosis of the disease that can devastate a horse’s central nervous system. In addition, the Company’s BotVax® B vaccine has successfully protected thousands of high value horses and foals against type B botulism, commonly known as Shaker Foal Syndrome. The Company’s product is the only USDA-approved vaccine for the prevention of Type B botulism in horses.

Years of research and many thousands of doses have proven Neogen’s EqStim® immunostimulant to be safe and effective as a veterinarian-administered adjunct to conventional treatment of equine bacterial and viral respiratory infections. The Company’s ImmunoRegulin® product uses similar immunostimulant technology to aid in the treatment of pyoderma (a bacterial skin inflammation) in dogs.

Neogen markets a complete line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

Animal safety products offered by Neogen to the retail over-the-counter market include many of the Ideal brand veterinary instruments and products sold under the Squire® and Gold Nugget® brands. Squire products include Stress-Dex® oral electrolyte replacer for performance horses, and Fura-Zone, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Gold Nugget OTC products include GNatural™ Spray, to protect horses from biting insects, and Poridon®, a pour-on insecticide for horses.

Neogen’s line of approximately 100 drug detection immunoassay test kits are sold worldwide for the detection of approximately 200 abused and therapeutic drugs in racing animals, such as horses, greyhounds and camels, as well as for testing fair animals and for detection of drug residues in meat and meat products. The test kits are also used for human forensic toxicology drug screening applications. This line includes tests for narcotics, analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics.

Neogen also has several products used by researchers for the detection of biologically-active substances. These products include tests for cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Marketed under the trademarks of K-Blue and K-Gold, Neogen offers proprietary substrates that it uses in its own testing products, and that are sold to other diagnostic test kit manufacturers.

Revenues from Neogen’s Animal Safety Division accounted for 45.5%, 51.7% and 55.1% of the Company’s total revenues for fiscal years ended May 31, 2007, 2006 and 2005 respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are generally organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2007, the Company had more than 5,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 5,000. A total of 128 employees are assigned to sales and marketing functions within the Company. During the year ended May 31, 2007 one food safety distributor customer had revenues of 11.8%. No other customer had revenues in excess of 10%.

FOOD SAFETY SALES AND MARKETING

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles technical support issues that arise with customers.

Neogen’s food safety markets are comprised of: milling and grain, including grain elevators, feed mills, pet food manufacturers, and grain inspection companies; meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products; and the USDA’s Food Safety Inspection Service (FSIS); grocery products, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines; food service and retail, including fast food service establishments and retail grocery market chains, and nutraceuticals including producers and marketers of a wide variety of nutraceutical products.

ANIMAL SAFETY SALES AND MARKETING

Neogen markets a broad range of pharmaceuticals, vitamin injectibles, wound care products, topicals, instruments, testing services and biologicals to the ethical veterinary market. The product range is focused on the food (cattle and pigs) and companion (horses, dogs, and cats) animal markets. Neogen’s sales group works directly with veterinarians, clinics and universities and markets through established ethical distributors by supporting the efforts of over 500 domestic distributor sales representatives calling on 35,000 plus veterinarians. Neogen further supports its veterinary distribution channel through product training, field support, promotions and technical service.

The over-the-counter (OTC) animal health market also offers significant growth opportunities for Neogen and its products. Neogen offers a broad range of products including well recognized brands of rodenticides, disinfectants, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Internationally, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of more than 120 distributors in 100 countries. The distributors provide local training and technical support, perform market research, and promote Company products within designated countries around the world.

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

Distribution of Soleris diagnostic test system for general spoilage organisms is marketed worldwide by Neogen personnel and Denmark based Foss Analytical.

Since 2002, Neogen has continued to maintain a presence in Shanghai, China, to better serve the expanding food safety market, as well as more closely manage its Chinese food and animal safety manufacturing. Neogen intends to use local distributors to introduce the Company’s products in the Chinese market.

ANIMAL SAFETY:

The Animal Safety’s international sales group has established a strong presence in several key markets with rodenticides, disinfectants, instruments and veterinary products. Primarily, utilizing in-country distributors and US-based exporters, these markets include Mexico, Canada, Australia, EU, South America, and the Caribbean. Diagnostic products are sold around the world through an extensive distributor network.

GENERAL:

Revenues from Neogen’s international sales accounted for 38.0%, 28.6% and 27.1% of the Company’s total revenues for fiscal years ended May 31, 2007, 2006 and 2005, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 32 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $3.3 million, $3.0 million and $2.7 million representing

3.8%, 4.1% and 4.3% of total revenues in fiscal 2007, 2006 and 2005, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 4% to 6% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complimentary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2008 to 2010.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. Royalty expense under these agreements amounted to $1,124,000, $911,000 and $742,000 in 2007, 2006 and 2005, respectively.

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

One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim and ImmunoRegulin. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. In China three of the Company’s immunoassay based test kits are listed in the GB, or National Standard. Listings of these products are expected to assist generating future sales into Government and other laboratories in China.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Tampa, Florida; and Ayr, Scotland. There are currently approximately 196 full-time employees assigned to manufacturing in these five locations. Most locations operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergen and pesticides, final kit assembly, quality assurance and shipping takes place in the Company’s facilities in Lansing. Proprietary monoclonal and polyclonal antibodies for the Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Other reagents are similarly prepared by the R&D employees.

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

Soleris single-use vials and equipment are produced and shipped to customers mostly by third party vendors.

Manufacture of pharmacological diagnostic test kits, test kits for drug residues and of animal health products takes place in the Company’s facility in Lexington. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products that are purchased finished or that are toll manufactured by third party vendors and veterinary instruments are warehoused and shipped from the Company’s Lexington, facility. Other veterinary instruments are produced in the Company’s facilities in Lansing, and are generally then shipped to Lexington, for distribution to customers.

Manufacture of rodenticides and disinfectants takes place in Randolph. Manufacturing consists of blending technical material (active ingredient) with bait consisting principally of various grains.

The Tampa facility is an USDA-approved manufacturing plant devoted to the production of the biologic products EqStim® and ImmunoRegulin® . P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the Tampa facility. The Company’s BotVax B vaccine is also produced in the Tampa facility utilizing Type B botulism seed cultures and a traditional fermentation process. All completed biologic products are then shipped to Neogen’s Lexington, facilities for inventory and distribution to customers.

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

COMPETITION

Although competitors vary in individual markets, management knows of no competitor that is pursuing Neogen’s fundamental strategy of developing and marketing a full line of products, ranging from disposable tests and dehydrated culture media to veterinary pharmaceuticals and veterinary instruments for a large number of food safety and animal safety concerns. For each of its individual products, the Company faces intense competition from companies ranging from small businesses to divisions of large international companies. Some of these organizations have substantially greater financial resources than the Company. The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company’s product line, the effectiveness of its sales and customer service organizations and pricing are also components in management’s competitive plan. Management is not aware of any factors within its product lines that place the Company in an unfavorable position relative to its competitors.

Future competition may become even more intense, including the development of changing technologies, which could affect the marketability of Neogen’s products. The Company’s competitive position also will depend on management’s ability to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans and obtain patent protection and adequate capital resources.

FOOD SAFETY:

Neogen’s Food Safety Division has strong distribution of its products using Company employees domestically and from an active and aggressive distributor group outside of North America. With one of the largest professional sales organizations in the industry, management believes that it maintains a general competitive advantage as sales personnel are in a position to be with customers and prospects more frequently than those of its competitors. Additionally, as an agricultural based company, Neogen has what is believed to be a unique insight into the food industry as opposed to clinically based competition.

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

ANIMAL SAFETY:

Neogen’s Animal Safety Division faces no one competitor across the products and markets it serves. In the racing industry market, the Company believes it holds the position of dominant market share, facing only one other significant company in the marketplace. In the Life Sciences market, the Company competes against several other diagnostic and reagent companies with similar product offerings.

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

Competition in the rodenticide market includes several companies of comparable size that offer products into similar market segments. The rodenticide retail market is dominated by a single brand. While the technical materials used by the competing companies are similar, Neogen uses manufacturing and bait formula techniques to better draw rodents to the product and thereby improve overall product performance.

Neogen competes in the retail market by providing solutions to common retail problems – stock outs, wasted floor space, and inconsistent brand identity. The Company offers plan-o-grams and reordering systems to maximize turns and profitability for its retail customers.

GOVERNMENT REGULATION

A significant portion of the Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture, the Environmental Protection Agency, and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues and/or costs of production and distribution.

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

EMPLOYEES

Currently, the Company employs 427 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

ITEM 1A.	RISK FACTORS

An investment in our common shares involves a high degree of risk. The risks described below are not the only ones that an investor faces. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.

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

In fiscal 2007, international sales accounted for 38% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our international sales include the possible disruption in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

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

We are dependent on key employees.

The Company’s success depends, in large part, on its chairman, president and other members of its management team. Our loss of any of these key employees could have a material adverse effect on the Company. The Company maintains certain incentive plans for its key employees, and most of these employees have been with the Company in excess of five years. However, the Company has not executed long-term employment agreements with any of these employees and does not expect to do so in the foreseeable future. The Company’s success also depends, significantly, on its ability to continue to attract such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS - NONE

IT EM 2.	PROPERTIES

Neogen owns several separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located at 703 and 720 Shiawassee, total 25,000 square feet and are used for manufacture and warehousing of food safety products. Two buildings on Hosmer Street with a combined total of 49,000 square feet, are used for manufacturing and warehousing of dehydrated culture media and veterinary instruments. A 50,000 square foot building at 1614 East Kalamazoo Avenue is used for research and production of vaccines. 17,000 square feet of the Kalamazoo Avenue building is held for expansion.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of all other Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

Animal Safety pharmaceutical, supplement and topical product manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease through December 31, 2007 currently requiring monthly payments of $5,700. Upon expiration the company expects to renew the lease on similar terms.

Neogen Europe Ltd. operations take place in 12,948 square feet in the Cunningham Building at Auchincruive Ayrshire Scotland (on the campus of The Scottish Agricultural College at Ayr). The lease agreement on this property expires May 31, 2018, however, Neogen Europe may terminate the lease after 5 years (2008) or 10 years (2013) from inception with a payment of 6 months or 3 months rent, respectively. The current rental rate is £56,700 annually increasing to £63,000 in 2008 (all plus value added tax) as more space is acquired for European operations.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 square feet of warehouse space in Cambria, Wisconsin for $1,600 per month. The lease expires October 31, 2007.

These properties are in good condition, well-maintained, and generally suitable and adequate to carry on the Company’s business.

ITEM 3.	LEGAL PROCEEDINGS

Neogen is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION:

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol “NEOG”. The following table sets for, the fiscal periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ Stock Market.

	HIGH	LOW
YEAR ENDED MAY 31, 2007

First Quarter	21.00	17.48
Second Quarter	22.09	19.02
Third Quarter	23.60	19.27
Fourth Quarter	27.50	21.20

YEAR ENDED MAY 31, 2006

First Quarter	17.40	13.50
Second Quarter	20.48	15.35
Third Quarter	23.15	19.75
Fourth Quarter	25.22	18.00

HOLDERS:

As of July 31, 2007, there were approximately 500 stockholders of record of Common Stock that management believes represents a total of approximately 5,000 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The graph below matches the cumulative 5-year total return of holders of Neogen Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Medical Equipment index and the NASDAQ Non-Financial index. The company will transition from comparing to the NASDAQ Non-Financial to using the NASDAQ Composite and the NASDAQ Medical Equipment going forward. The graph assumes that the value of the investment in the company’s common stock, in each index was $100 on 5/31/2002 and tracks it through 5/31/2007.

	5/02	5/03	5/04	5/05	5/06	5/07
Neogen Corporation	100.00	108.68	129.16	118.15	166.45	223.40
NASDAQ Composite	100.00	98.31	123.42	129.37	141.08	172.42
NASDAQ Non-Financial	100.00	98.21	121.58	124.97	131.10	158.71
NASDAQ Medical Equipment	100.00	98.73	146.07	159.52	169.28	199.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2007. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	2003(1)(2)	2004(2)	2005(2)	2006(2)	2007
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$26,476	$27,567	$28,156	$34,951	$46,956
Animal Safety Sales	21,209	27,931	34,600	37,482	39,182

Net Sales	47,685	55,498	62,756	72,433	86,138
Cost of Goods Sold	21,763	27,989	32,153	35,427	41,575
Sales and Marketing	12,077	12,052	13,484	15,799	18,463
General and Administrative	5,265	6,420	6,938	7,414	9,301
Research and Development	2,914	2,893	2,729	2,988	3,295

Operating Income	5,666	6,144	7,452	10,805	13,504
Interest and Other Income	488	132	147	46	371

Income Before Income Taxes	6,154	6,276	7,599	10,851	13,875
Provision for Income Taxes	2,286	2,074	2,670	3,822	4,750

Net Income	$3,868	$4,202	$4,929	$7,029	$9,125

Net Income per Share (basic) (1)(4)	$.51	$.53	$.61	$.85	$.99
Net Income per Share (diluted) (1)(4)	$.50	$.51	$.59	$.83	$.97
Common Shares Outstanding (diluted) (1)(4)	7,803	8,233	8,354	8,457	9,441

	May 31
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Cash and Cash Equivalents	$8,897	$1,696	$1,972	$1,959	$13,424
Working Capital (3)	22,208	20,619	22,644	26,252	41,060
Total Assets	48,036	59,975	63,884	88,290	105,284
Long-Term Debt	—	3,900	—	9,955	—
Stockholders’ Equity	45,408	50,617	56,623	65,424	91,945

(1)	On December 31, 2003, the Company paid a 5-for-4 stock split affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split as if it had taken place at the beginning of the period presented.
(2)	On June 1, 2006 the Company adopted FAS 123R related to options. Financial statements of prior years were restated to conform to the new standards.
(3)	Defined as current assets less current liabilities.
(4)	On July 26, 2007 the Company announced a 3-for-2 stock split effected in the form of a dividend of its common stock. No effect has been given to the subsequent event in this selected financial data information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2007 and it was determined that no impairment exists. There was also no impairment indicated for 2006 or 2005. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

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

Stock Options

At May 31, 2007, the Company had stock option plans, which are described more fully in Note 7. Effective June 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised), Share-Based Payment. The revised Statement requires companies to measure the cost of employee stock options based on the grant-date fair value and recognize that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The Company adopted the provisions of the revised Statement using the modified-retrospective transition method provided in the revised Statement. Under this method, the Company restated all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed.

Prior to the adoption of the revised Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the consolidated statements of cash flows. The revised Statement requires the income tax benefit from deductions, resulting from the exercise of stock options, in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities. Excess income tax benefit from exercise of stock options reported as cash flows provided by financing activities for the years ended May 31, 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the 2007 fiscal year had a 19% revenue increase in comparison with the fiscal year ended May 31, 2006, as a result of revenue increases and operating improvements in both of the Company’s operating segments. A portion of the revenue increases came from the Company’s December 2005 acquisition of the dairy antibiotic testing business of UCB and from the February 2006 acquisition of Centrus International Inc. Revenue from continuing product sales increased by 9%. This continuing product growth came as a result of the further implementation of sales and marketing plans and continuing recognition of the ease of use and beneficial results from the Company’s products. Gross margins increased by 60 basis points to 52% for the year and net income was up 30% to $9,125,000. These increases resulted principally due to sales gains translating to higher percentage increases in gross margins and net income, changes in product mix, the current year effect of reorganizations completed in past years and continued strong control of costs. Operating expenses remained at 36% in fiscal 2007.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2007	Increase (Decrease)	May 31, 2006	Increase (Decrease)	May 31, 2005
Food Safety:

Natural Toxins, Allergens & Drug Residues	$25,090	51%	$16,633	51%	$10,982
Bacterial & General Sanitation	13,250	31%	10,115	2%	9,943
Dry Culture Media & Other	8,616	5%	8,203	13%	7,231

	$46,956	34%	$34,951	24%	$28,156

Animal Safety:

Life Sciences & Other	$4,863	7%	$4,553	5%	$4,331
Vaccine	2,997	6%	2,837	11%	2,564
Rodenticides & Disinfectants	10,926	3%	10,651	7%	9,941
Veterinary Instruments & Other	20,396	5%	19,441	9%	17,764

	$39,182	5%	$37,482	8%	$34,600

Total Revenues	$86,138	19%	$72,433	15%	$62,756

Within the Food Safety Segment, Natural Toxins, Allergens and Drug Residue sales were up 51% in fiscal year 2007 in comparison with sales in 2006 following a similar 51% increase in the prior year. A significant portion of the gain in this category in both years resulted from sales of products acquired in December 2005. Exclusive of the dairy antibiotic testing products, Natural Toxins and Allergens revenues increased by 16% in comparison with the 2006 fiscal year and 18% in the 2006 fiscal year comparison with the 2005 fiscal year. Increases in diagnostic test kit sales to detect naturally occurring toxins such as aflatoxin continue to be realized due to superior technologies and marketing by the Company. Sales of food allergen test kits to detect the presence of harmful allergens increased in part because of the implementation of new labeling regulations in January 2006. The growth in this area is fueled by public and producer recognition of this food safety threat.

Sales of Bacterial and General Sanitation products, including the sales of products contributed by the acquisition of Centrus International in February 2006, increased by 31% in fiscal year 2007 in comparison with fiscal 2006 and increased by 2% from fiscal year 2005 to 2006. Sales of the AccuPoint ATP general sanitation test continued to gain momentum domestically and internationally throughout fiscal year 2007 and 2006 following a move from an outside supplier of ATP product to a more user friendly and stable internally produced product with improved margins. Sales of diagnostic tests for the detection of bacteria did not increase as much as a result of newer competition and some pricing erosion in the marketplace. The Centrus acquisition added 3% to sales increases of existing products in fiscal year 2007.

Dehydated culture media and other sales increased by 5% in 2007 and by 13% in 2006 primarily as a result of increased market penetration both domestically and internationally. The Company’s focus on customer service and resolution of customer operating problems has resulted in sales increases in each fiscal year.

Within the Animal Safety Segment, sales of life science and other products increased by 7% in fiscal year 2007 in comparison with 2006 and by 5% in 2006 in comparison with the 2005 fiscal year. Sales of forensic drug tests, TMB Substrates and diagnostic research kits each contributed to the sales growth as the Company continues to add business from the existing customer base as well as by adding new customers.

Vaccine product sales increased by 6% in 2007 in comparison with 2006 and by 11% in fiscal 2006 in comparison with 2005, fueled by strong increases in sales in international markets and due to the addition of new channel partners.

Sales of Hacco rodenticides and Hess and Clark disinfectants increased 3% in fiscal year 2007 following a 7% increase in fiscal 2006. Rodenticide revenue increases in 2007 and 2006 are due to increased market penetration with OEM customers and added international sales. In general, mild weather conditions have led to fewer infestations in 2007 and 2006.

Veterinary instruments and other sales increased in 2007 by 5% and increased by 9% in 2006. Fiscal year 2007 increases of 25% in Ideal Instrument veterinary products were broad based but were offset by declines in revenues related to equine supplements, certain wound care and other products. In 2006 increases were driven by 9% increase in sales of veterinary instruments.

COST OF GOODS SOLD

(dollars in thousands)	2007	Increase	2006	Increase	2005
Cost of Goods Sold	$41,575	17%	$35,427	10%	$32,153

Cost of goods sold increased by 17% in 2007 and by 10% in 2006 in comparison with the prior year. This compares against a 19% increase in revenues in 2007 and a 15% increase in revenues in 2006. Expressed as a percentage of revenues, cost of goods sold was 48%, 49% and 51% in 2007, 2006, and 2005 respectively. Overall margins in 2005 were affected negatively by costs related to relocation of operating facilities in Chicago and Baltimore to Lansing and Lexington.

Food Safety gross margins were 60%, 59% and 57% in 2007, 2006 and 2005, respectively. Changes in margins between periods relate primarily to changes in product mix. In fiscal 2005, the Company increased overhead costs related to the new diagnostic manufacturing facility and the new ATP product introduction that adversely affected gross margins. Margins in 2005 were also adversely affected by the cost of moving the Company’s Acumedia unit and the start up costs of the new facility in Lansing. Food Safety margins sequentially increased during the 2005 fiscal year and more fully during the 2006 and 2007 fiscal years as the effects of efficiencies resulting from investments in manufacturing facilities and the ATP change to manufacture this product internally began to be realized.

Animal Safety gross margins were 41%, 43% and 42% in 2007, 2006 and 2005, respectively. Changes in margins between periods relate primarily to product mix.

OPERATING EXPENSES

(dollars in thousands)	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Sales and Marketing	$18,463	17%	$15,799	17%	$13,484
General and Administrative	9,301	25%	7,414	7%	6,938
Research and Development	3,295	10%	2,988	9%	2,729

Sales and marketing expense categories increased by 17% in both 2007 and 2006 as compared with the prior year. As a percentage of sales, sales and marketing expense was substantially unchanged when the years are compared. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally in the future and currently expects related expenses to remain between 20% and 25% expressed as a percentage of sales.

General and administrative expenses increased by 25% in 2007 and by 7% in 2006. These expenses have remained between 10% and 11% over the past three fiscal years. Increases in 2006 resulted primarily from the acquisitions as well as due to increased levels of operations. Increases in 2007 were related to litigation costs surrounding the Company’s detectable needle and added amortization related to business acquired. In addition, the increase was due to costs to relocate the Tampa production facility and normal costs related to growth. In general these expenses do not vary as much with sales as compared to many other Company expenses.

Research and development expenses increased by 10% in comparison with 2006 and by 9% in 2006 in comparison with 2005. As a percentage of revenue these expenses were 4% in each the years ended May 31, 2007, 2006 and 2005 respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 4% to 6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Certain Company products require relatively less in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2007	Increase	2006	Increase	2005
Operating Income	$13,504	25%	$10,805	45%	$7,452

During fiscal year 2007 and 2006, the Company’s operating income increased by 25% and 45%. As a percentage of revenues it was 16%, 15% and 12% in 2007, 2006 and 2005 respectively. The Company has been successful in improving its operating income in 2007 and 2006 from the positive effects of restructurings in 2005 and 2004, economies of sales and the effects of new acquisitions.

OTHER INCOME (NET)

(dollars in thousands)	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Other Income—Interest and Other (Net)	$371	706%	$46	(69%)	$147

Other income increased by 706% in comparison with 2006 and decreased by 69% in 2006 in comparison with 2005. Interest revenue and expense is a result of the Company’s cash versus debt position in the periods. Debt exceeded interest earning assets in fiscal 2005 and 2006. Investment earnings were $373,000 in fiscal 2007. In 2006 and 2005, the Company recognized grant income of $250,000 in each year related to a grant from governmental units.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2007	Increase	2006	Increase	2005
Federal and State Income Taxes	$4,750	24%	$3,822	43%	$2,670

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year. Expressed as a percentage of income before tax, such rates were 34%, in 2007 and 35% in 2006 and 2005. In major part, the change in percentage taxes paid resulted from changes in profitability of individual operating units and state tax credits awarded and recognized in any given year.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2007	Increase	2006	Increase	2005
Net Income	$9,125	30%	$7,029	43%	$4,929
Net Income Per Share-Basic	.99		$.85		$.61
Net Income Per Share-Diluted	.97		$.83		$.59

Net income and net income per share increased by 30% in 2007 and 43% in 2006 in comparison with the prior year. As a percentage of revenue, net income was 11%, 10% and 8% in 2007, 2006 and 2005 respectively.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2007, the Company had $13,424,000 in cash and cash equivalents, working capital of $41,060,000 and stockholders’ equity of $91,945,000. In addition to cash and security balances, a bank line with unused borrowings of $10,000,000 was available if necessary to, support ongoing operations or to make acquisitions.

Cash and cash equivalents increased $11,465,000 during 2007. Cash provided from operations was $10,158,000 and stock sales provided an additional $15,736,000 of cash. Additions to property and equipment and other non-current assets used cash of $4,704,000 and the repayment of bank debt used $9,955,000.

Accounts receivable increased $1,798,000 or 14% when compared to May 31, 2006. This resulted from increased sales. Days sales outstanding decreased from 56 days at May 31, 2006 to 54 days at May 31, 2007.

Inventory levels increased 8% or $1,490,000 in 2007 as compared to 2006. The Company maintains sufficient levels of inventory to assure that customer demands can be met on a timely basis. Increases are proportionate with increases in sales.

Acquisitions of long-lived assets totaled $4,704,000 and resulted from purchases and renovations of new manufacturing facilities and equipment for the Food Safety segment and other expenditures during the year.

On June 2, 2006, the Company announced that it had completed an offering of 800,000 shares of common stock, of which 650,000 were sold by the Company and 150,000 were sold by two members of management, for an aggregate purchase price of approximately $16.0 million. The net proceeds of the offering to the Company were approximately $12.2 million after deducting the placement agency fees and offering expenses that were payable by the Company. The Company did not receive any proceeds from the sale of the shares by the Selling Stockholders. Proceeds were used to repay the Company’s borrowings and add to working capital.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	518,000	288,000	230,000	—	—
Unconditional Purchase Obligations	8,291,000	8,291,000	—	—	—

	$8,809,000	$8,579,000	$230,000	$—	$—

Neogen has been profitable from operations for its last 57 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has moderate interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Because Neogen markets and sells its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce the demand for its products. Sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the British Pound and Euro. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

Neogen has asset, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term; accordingly, it does not hedge the net investment or engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst & Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURE S

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d-15(e)) as of May 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the year ended May 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Neogen Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007 under the supervision and with the participation of the Chief Executive

Officer and the Chief Financial Officer. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of May 31, 2007 the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Neogen Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Neogen Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Neogen Corporation and subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2007 consolidated financial statements of Neogen Corporation and subsidiaries and our report dated August 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 1, 2007

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 proxy statement is included herein by reference.

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

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	President & Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety	1995
Richard R. Current	Vice President & Chief Financial Officer and Secretary	1999
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Anthony E. Maltese	Vice President, Corporate Development	1999
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Paul S. Satoh, Ph.D.	Vice President, Basic and Exploratory Research	1998

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 54, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President and Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 47, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 63, joined the Company in November 1999 as Vice President and Chief Financial Officer. In 2007 he was appointed as Secretary of the Company. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 67, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 50, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class II and III diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 58, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 63, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 42, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. In June 2006, Ms. Morrical was named Vice President, Animal Safety. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 52, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Dr. Paul S. Satoh, age 70, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from the Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He has been Vice President for Basic and Exploratory Research since September 2001.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Jack C. Parnell, a Director of the Company, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by Neogen to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $750 effective August 1, 2007 for ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended May 31, 2007 and 2006, Ernst & Young billed Neogen for its services as follows:

Audit Fees: Fees for audit services totaled $239,000 in 2007 and $411,000 in 2006 including fees incurred for the annual audit of the Company’s consolidated financial statements, internal control over financial reporting, interim reviews of quarterly financial information, audit procedures related to acquisitions Form S-3 filings, and consultations concerning accounting matters associated with the acquisitions and annual audit.

Audit-Related Fees: Fees for audit-related services totaled $0 in 2007 and 2006. Audit–related fees consist of services associated with accounting consultations that were not related to the annual audit.

Tax Fees: Fees associated with tax matters were incurred with the principal auditing firm in the amount of $12,000 and $0 in 2007 and 2006, respectively.

All Other Fees: There were no other fees incurred with the principal auditing firm in 2007 or 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

NEOGEN CORPORATION

/s/ James L. Herbert	/s/ Richard R. Current
James L. Herbert, Chairman &	Richard R. Current, Vice President &
Chief Executive Officer	Chief Financial Officer & Secretary

Dated: August 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James L. Herbert	Chairman of the Board of Directors &	August 14, 2007
James L. Herbert	Chief Executive Officer, (Principal Executive Officer)

/s/ Lon M. Bohannon	President & Chief Operating Officer	August 14, 2007
Lon M. Bohannon

*	Director
Robert M. Book

Director
A. Charles Fischer

*	Director
Gordon E. Guyer, Ph.D.

*	Director
G. Bruce Papesh

*	Director
Jack C. Parnell

*	Director
Thomas H. Reed

*	Director
Clayton K Yeutter, Ph.D.

*By:	/s/ James L. Herbert	August 14, 2007
James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

4.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.1	Neogen Corporation/United States Department of Agriculture License Agreement dated June 29, 1994 (Incorporated by reference to Exhibit 10(f) to the Registrant’s Registration Statement on Form S-2 (No. 333 -12193) filed September 17, 1996 and amended on October 18, 1996, which Registration became effective October 22, 1996).

10.2	Loan Agreement between Registrant and LaSalle Bank dated December 16, 2005 (Incorporated by reference to Exhibit 10.AC to the Registrant’s Current Report on Form 8-K dated December 16, 2005).

10.3	Amendment to LaSalle Bank Agreement Dated April 25, 2007

10.5	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002).

10.6	Neogen Corporation 401(k) Retirement Savings Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002).

10.7	Neogen Corporation Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.8	Sale and purchase agreement between Registrant and UCB S.A. dated July 1, 2005, related to agreement to purchase of UCB’s food diagnostic business (Incorporated by reference to Exhibit 10.(H) to the Registrant’s Annual Report on Form 10-K filed August 15, 2005).

21	Subsidiaries of the Registrant.

23(a)	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.2	Power of Attorney.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MAY 31, 2007

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—May 31, 2007 and 2006

Consolidated Statements of Income—Years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity—Years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows—Years ended May 31, 2007, 2006 and 2005

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

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the Company) and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 1, the Company adopted Financial Accounting Standards Board statement No. 123 (R), Share – Based Payment following the modified retrospective method. As a result, prior year financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

August 1, 2007

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2007	2006
		(Restated)
Assets

Current Assets
Cash and cash equivalents	$13,424,000	$1,959,000
Accounts receivable, less allowance of $500,000 and $530,000	14,914,000	13,116,000
Inventories	19,116,000	17,626,000
Deferred income taxes	787,000	1,264,000
Prepaid expenses and other current assets	2,857,000	2,304,000

Total Current Assets	51,098,000	36,269,000

Property and Equipment
Land and improvements	1,057,000	970,000
Buildings and improvements	10,196,000	9,403,000
Machinery and equipment	14,000,000	11,159,000
Furniture and fixtures	745,000	606,000

	25,998,000	22,138,000
Less accumulated depreciation	(9,596,000)	(7,883,000)

Net Property and Equipment	16,402,000	14,255,000

Other Assets
Goodwill	24,448,000	28,937,000
Other non-amortizable intangible assets	3,181,000	2,076,000
Customer based intangibles, net of accumulated amortization of $1,215,000 and $639,000	6,182,000	5,049,000
Other non-current assets, net of accumulated amortization of $1,290,000 and $924,000	3,973,000	1,704,000

Total Other Assets	37,784,000	37,766,000

	$105,284,000	$88,290,000

See accompanying notes to consolidated financial statements.

-F1-

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2007	2006
		(Restated)
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$4,507,000	$2,832,000
Accruals
Compensation and benefits	1,737,000	1,642,000
Federal income taxes	1,377,000	876,000
Other	2,417,000	4,667,000

Total Current Liabilities	10,038,000	10,017,000

Long-Term Debt	—	9,955,000
Deferred Income Taxes	1,441,000	1,105,000
Other Long-Term Liabilities	1,860,000	1,789,000

Total Liabilities	13,339,000	22,866,000

Stockholders’ Equity

Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 20,000,000; 9,347,204 and 8,310,624 shares issued and outstanding	1,496,000	1,330,000
Additional paid-in capital	52,446,000	35,517,000
Accumulated other comprehensive income	386,000	85,000
Retained earnings	37,617,000	28,492,000

Total Stockholders’ Equity	91,945,000	65,424,000

	$105,284,000	$88,290,000

See accompanying notes to consolidated financial statements.

-F2-

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31
	2007	2006	2005
		(Restated)
Net Sales	$86,138,000	$72,433,000	$62,756,000

Cost of Goods Sold	41,575,000	35,427,000	32,153,000

Gross Margin	44,563,000	37,006,000	30,603,000

Operating Expenses
Sales and marketing	18,463,000	15,799,000	13,484,000
General and administrative	9,301,000	7,414,000	6,938,000
Research and development	3,295,000	2,988,000	2,729,000

	31,059,000	26,201,000	23,151,000

Operating Income	13,504,000	10,805,000	7,452,000

Other Income (Expense)
Interest income	373,000	80,000	7,000
Interest expense	(15,000)	(283,000)	(83,000)
Grant income and other	13,000	249,000	223,000

	371,000	46,000	147,000

Income Before Income Taxes	13,875,000	10,851,000	7,599,000

Income Taxes	4,750,000	3,822,000	2,670,000

Net Income	$9,125,000	$7,029,000	$4,929,000

Net Income Per Share
Basic	$.99	$.85	$.61
Diluted	$.97	$.83	$.59

See accompanying notes to consolidated financial statements.

-F3-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Common Stock		Additional Paid-in	Other	Retained	Total Stockholders’
	Shares	Amount	Capital	Income(1)	Earnings	Equity
Balance, June 1, 2004, as Restated	8,010,222	$1,282,000	$32,702,000	$99,000	$16,534,000	$50,617,000

Exercise of options and warrants, net of share based compensation, including $330,000 income tax benefit	149,816	24,000	1,117,000			1,141,000
Issuance of warrants			55,000			55,000
Issuance of shares under Employee Stock Purchase Plan	6,895	1,000	100,000			101,000
Repurchase of common stock	(19,922)	(3,000)	(254,000)			(257,000)
Comprehensive income:
Net income for 2005 (restated)					4,929,000	4,929,000
Foreign currency translation adjustments				37,000		37,000

Total comprehensive income						5,953,000

Balance, May 31, 2005	8,147,011	1,304,000	33,720,000	136,000	21,463,000	56,623,000

Exercise of options and warrants, net of share based compensation, including $328,000 income tax benefit	154,786	25,000	1,626,000			1,651,000
Issuance of warrants			51,000			51,000
Issuance of shares under Employee Stock Purchase Plan	10,865	2,000	148,000			150,000
Repurchase of common stock	(2,038)	(1,000)	(28,000)			(29,000)
Comprehensive income:
Net income for 2006 (restated)					7,029,000	7,029,000
Foreign currency translation adjustments				(51,000)		(51,000)

Total comprehensive income						7,890,000

Balance, May 31, 2006	8,310,624	1,330,000	35,517,000	85,000	28,492,000	65,424,000

Issuance of Common Stock	650,000	104,000	12,890,000			12,994,000
Exercise of options and warrants, net of share based compensation, including $460,000 income tax benefit	377,057	60,000	3,789,000			3,849,000
Issuance of warrants			66,000			66,000
Issuance of shares under Employee Stock Purchase Plan	9,523	2,000	184,000			186,000
Comprehensive income:
Net income for 2007					9,125,000	9,125,000
Foreign currency
Translation adjustments				301,000		301,000

Total comprehensive income						9,426,000

Balance, May 31, 2007	9,347,204	$1,496,000	$52,446,000	$386,000	$37,617,000	$91,945,000

(1)	Other represents accumulated other comprehensive income

See accompanying notes to consolidated financial statements.

-F4-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended May 31
	2007	2006	2005
		(Restated)
Cash Flows From Operating Activities
Net income	$9,125,000	$7,029,000	$4,929,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,840,000	2,417,000	1,703,000
Deferred income taxes	813,000	485,000	309,000
Share based compensation	1,293,000	1,240,000	1,317,000
Excess income tax benefit from the exercise of stock options	(460,000)	(328,000)	(330,000)
Other	367,000	—	92,000
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,798,000)	(1,346,000)	(545,000)
Inventories	(1,490,000)	(671,000)	(1,331,000)
Prepaid expenses and other current assets	(553,000)	(930,000)	256,000
Accounts payable	1,675,000	90,000	(715,000)
Accruals and other changes	(1,654,000)	3,573,000	855,000

Net Cash From Operating Activities	10,158,000	11,559,000	6,540,000

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(4,704,000)	(2,692,000)	(2,688,000)

Business and product line acquisitions, net of cash acquired	—	(20,658,000)	(874,000)

Net Cash Used In Investing Activities	(4,704,000)	(23,350,000)	(3,562,000)

Cash Flows From (Used In) Financing Activities
Net proceeds from issuance of common stock	12,994,000	—	—
Exercise of options	2,441,000	1,524,000	875,000
Repurchase of common stock	—	(29,000)	(257,000)
Proceeds from long-term debt	—	14,640,000	—
Payments on long-term debt	(9,955,000)	(4,685,000)	(3,900,000)
Excess income tax benefit from the exercise of stock options	460,000	328,000	330,000
Increase in other long-term liabilities	71,000	—	250,000

Net Cash From (Used In) Financing Activities	6,011,000	11,778,000	(2,702,000)

Net Increase (Decrease) In Cash	11,465,000	(13,000)	276,000
Cash and cash equivalents at beginning of year	1,959,000	1,972,000	1,696,000

Cash and cash equivalents at end of year	$13,424,000	$1,959,000	$1,972,000

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$3,295,000	$1,194,000	$2,249,000
Interest paid	$15,000	$283,000	$53,000

See accompanying notes to consolidated financial statements.

-F5-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and sells a diverse line of products dedicated to food safety testing and animal health applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries all of which are wholly owned (collectively, the Company).

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. During the year ended May 31, 2007, one Food Safety distributor customer had revenues of 11.8%. No other customer had revenues in excess of 10%. No single customer accounted for more than 10% of accounts receivable at May 31, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of the Companies financial instruments, including accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair value based on either their short maturity or current terms for similar instruments.

Cash and Cash Equivalents

Cash and cash equivalents are used to support current operations and may be invested to take advantage of short-term investment opportunities. The Company invests in only high quality, short-term investments with original maturity dates of less than 90 days. These securities are considered to be available-for-sale marketable securities. However, there were no significant differences between cost and estimated fair market value at May 31, 2007 and 2006. Additionally, since investments are short-term and carried to maturity, there were no realized gains and losses in 2007, 2006 or 2005. At May 31, 2007 cash equivalents included short term high grade commercial paper and amounted to $11,400,000 and $150,000 at May 31, 2007 and 2006 respectively.

-F6-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	2007	2006
Raw materials	$7,884,000	$8,033,000
Work-in-process	390,000	411,000
Finished goods	10,842,000	9,182,000

	$19,116,000	$17,626,000

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $1,901,000, $1,779,000 and $1,444,000 in 2007, 2006 and 2005, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include customer relationships trademarks, licenses, trade names and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis, such assets are reduced to their estimated fair value.

Long-lived Assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is first evaluated by comparing the carrying value of the long-lived assets to undiscounted future cash flows over the remaining useful life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the fair value of the long-lived assets is determined, and if lower, than the carrying value, impairment is recorded.

Reclassification

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Stock Options

At May 31, 2007, the Company had stock option plans, which are described more fully in Note 7. Effective June 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised), Share-Based Payment. The revised Statement requires companies to measure the cost of employee stock options based on the grant-date fair value and recognize that cost over the period during which a recipient is required to provide services in exchange for the options, typically the vesting period. The Company adopted the provisions of the revised Statement using the

-F7-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

modified-retrospective transition method provided in the revised Statement. Under this method, the Company restated all prior periods presented on a consistent basis, based on the pro forma expense previously disclosed.

As a result of the adoption of the revised Statement, the Company's operating income for the years ended May 31, 2007, 2006 and 2005 was reduced by $1,293,000, $1,240,000 and $1,317,000 respectively, and the Company's net earnings for the same periods were reduced by $833,000, $913,000 and $987,000 respectively. Basic and diluted net earnings per share for the years ended May 31, 2007, 2006 and 2005 were reduced by $.09, $.09 and $.11, respectively. In addition, prior period balance sheets were adjusted to reflect the cumulative impact of stock option compensation expense and stock option exercise activity as required by the modified-retrospective transition method. Such restatements resulted in additional deferred tax assets and changes in stockholder equity of $877,000 and $876,000 at May 31, 2006 and $753,000 and $1,788,000 at May 31, 2005 respectively.

Prior to the adoption of the revised Statement, the Company presented all of the income tax benefits resulting from the exercise of stock options as cash flows provided by operating activities in the consolidated statements of cash flows. The revised Statement requires the income tax benefit from deductions, resulting from the exercise of stock options, in excess of the compensation cost recognized (excess income tax benefit) to be classified as cash flows provided by financing activities. Excess income tax benefit from exercise of stock options reported as cash flows provided by financing activities for the years ended May 31, 2006 and 2005, respectively, would have been classified as cash flows provided by operating activities if the Company had not adopted the provisions of the revised Statement.

The weighted-average fair value per share of options granted during 2007, 2006 and 2005, estimated on the date of grant using the Black-Scholes option pricing model, was $8.53, $6.37 and $6.06, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.7%	4.9%	3.25%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	46.5%	44.5%	44.5%
Expected option life	4.0 years	4.0 years	4.0 years

The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company's stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. The Company recognizes the cost of stock options using the straight-line method over their vesting periods.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, which generally is at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $3,426,000, $3,223,000 and $2,649,000 in 2007, 2006 and 2005, respectively.

-F8-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Research and Development

Research and development expenditures are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred income tax assets and liabilities during the year.

No provision has been made for United States federal income taxes that may result from future remittances of the undistributed earnings of Neogen Europe, Ltd. Because it is expected that such earnings will be reinvested overseas indefinitely.

Advertising Costs

Advertising costs are expensed as incurred and totaled $393,000, $364,000 and $264,000 in 2007, 2006, 2005, respectively.

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

	Year ended May 31,
	2007	2006	2005
		(Restated)
Numerator for basic and diluted net income per share
Net income	$9,125,000	$7,029,000	$4,929,000

Denominator
Denominator for basic net income per share weighted average shares	9,194,000	8,247,000	8,097,000

Effect of dilutive stock options and warrants	247,000	210,000	257,000

Denominator for diluted net income per share	9,441,000	8,457,000	8,354,000
Net income per share
Basic	$.99	$.85	$.61

Diluted	$.97	$.83	$.59

In 2006 and 2005, approximately 100,000 options were excluded from the computations of net income per share as the result of option prices exceeding the average market price of the common shares. No options were excluded in 2007.

-F9-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe the effect of this interpretation will materially effect its financial statements.

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by SFAS No. 142 as of the first day of the fourth quarter of 2007 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety
Balance, June 1, 2005	$6,548,000	$12,051,000
Goodwill acquired	10,338,000	—

Balance, May 31, 2006	16,886,000	12,051,000
Goodwill acquisition valuation adjustments	(4,489,000)	—

Balance, May 31, 2007	$12,397,000	$12,051,000

Non-amortizable intangible assets include licenses of $377,000, trademarks of $1,587,000, and customer relationship intangibles of $1,224,000.

Other amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,172,000	$391,000	$781,000
Covenants not to compete	260,000	233,000	27,000
Patents	491,000	300,000	191,000
Customer relationship intangibles	5,688,000	639,000	5,049,000

Balance, May 31, 2006	$7,611,000	$1,563,000	$6,048,000

Licenses	$1,117,000	$482,000	$635,000
Covenants not to compete	260,000	249,000	11,000
Patents	2,622,000	559,000	2,063,000
Customer relationship intangibles	7,397,000	1,215,000	6,182,000

Balance, May 31, 2007	$11,396,000	$2,505,000	$8,891,000

-F10-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense for other intangibles totaled $939,000, $638,000 and $259,000 in 2007, 2006 and 2005, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $1,062,000 in 2008, $1,011,000 in 2009, $938,000 in 2010, $892,000 in 2011, and $850,000 in 2012. The other amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 17 years for patents, and 12 to 20 years for customer relationship intangibles.

3.	Business and Product Line Acquisitions.

The Consolidated Statements of Income reflect the results of operations for business and product line acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

As of October 1, 2004, Neogen Europe, Ltd., the Company’s subsidiary in Scotland, UK, acquired the distribution business of BiologischeAnalysensysteme GmbH (BAG), a privately held company based in Lich, Germany. BAG was a distributor of Neogen Corporation‘s products in Germany. BAG’s revenues in the 12 months ended September 30, 2004 were approximately $600,000. Consideration for the acquisition was cash of $448,000. The allocation of the purchase price included inventory of $68,000, equipment of $21,000 and customer based intangibles of $359,000. As of October 1, 2005 the Company made a second payment of $180,000 related to the revenues of BAG in the first year following the acquisition. The acquisition is expected to improve distribution of the Company’s products in Germany and is included in the Company’s Food Safety segment.

On October 13, 2004, the Company acquired the UriCon product line of Animal Health Ventures, Inc., a privately held company. UriCon is a product used for the treatment of urinary incontinence in dogs. Consideration for the purchase was cash of $200,000. The allocation of the purchase price included inventory of $23,000 and intangibles of $177,000. The acquisition adds to the Company’s product lines directed toward the treatment of medical disorders in companion animals and is included in the Company’s Animal Safety segment.

On December 19, 2005, Neogen Corporation purchased certain assets of the dairy antibiotics business of UCB FD Bioproducts, a division of Belgium based UCB Group. Consideration for the sale, including transaction costs of $500,000, was $17,100,000 in cash, and post closing adjustments. The allocation of the purchase price, included $1,000,000 of accounts receivable, $2,900,000 of inventory, $1,200,000 of fixed assets, $4,600,000 of goodwill and $7,400,000 of other intangibles. Other intangibles include $6,400,000 of amortizable assets (distributor agreement and acquired patents) that have been assigned nine to eleven year lives. The dairy antibiotic business is believed to be a strong synergistic fit into Neogen's overall strategy of providing food and animal safety solutions. Intangible assets in this transaction are expected to be deducted for tax purposes as amortized. During the third quarter of fiscal 2007 the Company completed the allocation of the purchase price to the individual assets acquired and liabilities assumed, of UCB FD Bioproducts, which resulted in an increase of $1,000,000 and $1,950,000 to other nonamortizable assets and other non-current assets, respectively on the consolidated balance sheet and a decrease of $2,786,000 to goodwill compared to amounts reported as of May 31, 2006. The goodwill, along with the other assets and liabilities of UCB FD Bioproducts, are included in the Company's Food Safety segment.

-F11-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Unaudited pro forma financial information, as if the acquisition of the dairy antibiotics business had taken place on June 1, 2004 is as follows:

	Years Ended May 31,
	2006	2005
	(Restated)
Revenue	$76,828,000	$71,958,000
Net Income	6,947,000	6,036,000
Diluted net income per share	$.84	$.73

On February 17, 2006, Neogen Corporation purchased the common stock of Centrus International, Inc., a wholly owned subsidiary of Eastman Chemical Company, of Kingsport, Tennessee. Consideration consisted of $3,300,000 in cash. The allocation of the purchase price included accounts receivable of $280,000, inventory of $270,000, fixed assets of $180,000, $860,000 of goodwill and $1,740,000 of other intangibles. Other intangibles include $1,640,000 of amortizable assets (customer based intangible and acquired patents) that have been assigned thirteen to fifteen year lives and deferred tax assets of $300,000 related to net operating loss carry forwards and assumed liabilities of $330,000. Centrus produces SolerisTM, a user-friendly, rapid optical testing system that accurately detects microbial contamination and represents a synergistic fit with Neogen’s Food Safety solutions. Centrus unaudited sales in the 12 month period ended December 31, 2005 (prior to the acquisition) were $2,800,000. Intangible assets in this transaction are not expected to be deducted for tax purposes as amortized. During fiscal 2007 the Company completed the allocation of the purchase price to the individual assets acquired and liabilities assumed, of Centrus International, Inc. which resulted in an increase of $104,000 and $1,641,000 to other nonamortizable assets, respectively on the consolidated balance sheet and a decrease of $1,720,000 to goodwill compared to amounts reported as of May 31, 2006. The goodwill, along with other assets and liabilities of Centrus International, Inc. are included in the Company’s Food Safety segment.

4.	Long-Term Debt

The Company has a financing agreement with a bank (nothing drawn at May 31, 2007) providing for an unsecured revolving line of credit of $10,000,000 that matures on December 1, 2008. Interest is at LIBOR plus 95 basis points (rate under the terms of the agreement was 6.27% at May 31, 2007). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at May 31, 2007.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant under the terms of the Company’s stock option plans. The number of shares initially authorized for issuance under the plans is 4,074,219. Remaining shares available for grant under stock option plans were 599,134, 804,175 and 985,731 at May 31, 2007, 2006 and 2005, respectively. Options vest over periods ranging from three to five years and option terms are generally five years.

-F12-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option plan activity:

	Shares	Weighted-Average Exercise Price
Outstanding at May 31, 2004 (301,839 exercisable)	1,202,746	$10.53
Granted	198,500	19.36
Exercised	(149,502)	6.77
Forfeited	(32,625)	13.74
Outstanding at May 31, 2005 (455,732 exercisable)	1,219,119	12.31
Granted	202,250	18.41
Exercised	(172,570)	7.15
Forfeited	(20,694)	16.73
Outstanding at May 31, 2006 (587,631 exercisable)	1,228,105	14.02
Granted	215,000	20.30
Exercised	(424,012)	10.92
Forfeited	(9,959)	14.14

Outstanding at May 31, 2007 (458,674 exercisable)	1,009,134	$16.65

The following is a summary of stock options outstanding at May 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 4.09 – 6.13	28,958	3.1	$5.10	28,958	$5.10
8.18 – 10.22	118,590	2.9	9.79	84,278	9.78
10.23 – 12.27	15,418	3.7	11.04	15,418	11.04
14.32 – 16.36	261,718	3.8	15.21	197,606	15.21
16.37 – 18.40	81,100	2.4	18.19	32,267	18.19
18.41 – 20.45	503,350	4.8	19.61	100,147	19.52

4.09 – 20.45	1,009,134	4.1	$16.65	458,674	$14.58

The weighted-average exercise price of shares that were exercisable at May 31, 2006 and 2005 was $11.82 and $9.98, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $3,793,000 and $2,421,000 at May 31, 2005, $7,900,000 and $5,500,000 at May 31, 2006 and $10,826,000 and $5,869,000 at May 31, 2007. The aggregate intrinsic value of options exercised during the year was $1,769,000 in FY 2005, $1,987,000 in FY 2006 and $6547,000 in FY 2007. Remaining compensation cost for nonvested shares was $1,770,000 at May 31, 2007.

-F13-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes warrant activity with non-employees that are expensed at fair value. All warrants are exercisable for common stock of the Company and expire through 2011.

	Shares	Weighted-Average Exercise Price
Outstanding warrants at June 1, 2004	45,625	$11.01
Warrants exercised during the year	(10,000)	9.43
Warrants granted during the year	13,000	18.19

Outstanding warrants at May 31, 2005	48,625	13.15
Warrants exercised during the year	(3,750)	5.50
Warrants granted during the year	11,000	17.61
Warrants forfeited during the year	(1,250)	5.50

Outstanding warrants at May 31, 2006	54,625	14.53
Warrants exercised during the year	(6,250)	10.48
Warrants granted during the year	8,000	20.30
Warrants forfeited during the year	(2,500)	14.15

Outstanding warrants at May 31, 2007	53,875	$15.87

Common stock totaling 100,000 shares is reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan give eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensations) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 9,523, 10,865 and 6,895 in 2007, 2006 and 2005, respectively.

6.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2007	2006	2005
Current:
U.S. Federal and foreign	$3,989,000	$3,217,000	$1,824,000
State	(52,000)	296,000	334,000
Deferred	813,000	309,000	512,000

	$4,750,000	$3,822,000	$2,670,000

-F14-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2007	2006
Deferred income tax liabilities
Depreciation and amortization	$(2,339,000)	$(2,274,000)
Intangible assets and other	526,000	293,000

	(1,813,000)	(1,981,000)
Deferred income tax assets
Inventories and accounts receivable	859,000	1,522,000
Acquired net operating loss carry forwards	300,000	300,000

	1,159,000	1,822,000

Net deferred income tax liabilities	$(654,000)	$(159,000)

Net operating loss carry forwards resulting in a deferred tax asset of $300,000 will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2007	2006	2005
Tax at U.S. statutory rates	$4,756,000	$3,698,000	$2,584,000
Tax credits and other	28,000	(68,000)	(134,000)
Provisions for state income taxes, net of federal benefit	(34,000)	192,000	220,000

	$4,750,000	$3,822,000	$2,670,000

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. Remaining anticipated cost of remediation through 2024 have been discounted at 4% and recorded within other long term liabilities in the consolidated balance sheet at its net present value of $935,000 at May 31, 2007. Estimated payments over the succeeding five years are $90,000 annually, with $1,080,000 due thereafter.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense under the terms of these agreements for was $1,124,000, $911,000 and $742,000 for 2007, 2006 and 2005, respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2007, 2006 and 2005 was $346,000, $239,000 and $205,000, respectively. Future minimum rental payments for these leases over the remaining terms are as follows: 2008 - $288,000; 2009 - $200,000 and 2010 - $30,000.

-F15-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $409,000, $348,000 and $343,000 in 2007, 2006 and 2005, respectively.

9.	Segment Information

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

-F16-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2007
Net sales to external customers	$46,956,000	$39,182,000	$—	$86,138,000
Operating income	9,619,000	4,845,000	(960,000)	13,504,000
Depreciation and amortization	1,952,000	888,000	—	2,840,000
Interest income	—	—	373,000	373,000
Interest expense	—	—	15,000	15,000
Income taxes	3,383,000	1,704,000	(337,000)	4,750,000
Total assets	55,426,000	39,104,000	10,754,000	105,284,000
Expenditures for long-lived assets	3,692,000	1,012,000	—	4,704,000

2006
Net sales to external customers	$34,951,000	$37,482,000	$—	$72,433,000
Operating income	6,753,000	6,083,000	(2,031,000)	10,805,000
Depreciation and amortization	1,593,000	824,000	—	2,417,000
Interest income	—	—	80,000	80,000
Interest expense	—	—	283,000	283,000
Income taxes	2,369,000	2,134,000	(681,000)	3,822,000
Total assets	52,869,000	35,970,000	(549,000)	88,290,000
Expenditures for long-lived assets	2,049,000	643,000	—	2,692,000

2005
Net sales to external customers	$28,156,000	$34,600,000	$—	$62,756,000
Operating income	4,051,000	5,284,000	(1,883,000)	7,452,000
Depreciation and amortization	908,000	795,000	—	1,703,000
Interest income	—	—	7,000	7,000
Interest expense	—	—	83,000	83,000
Income taxes	1,423,000	1,857,000	(610,000)	2,670,000
Total assets	27,378,000	35,738,000	768,000	63,884,000
Expenditures for long-lived assets	1,828,000	860,000	—	2,688,000

(1)	Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Sales to customers outside the United States amounted to $32,727,000 or 38% of consolidated sales in 2007 and $20,750,000 or 29% of consolidated sales in 2006, $17,002,000 or 27% in 2005 and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. The Company has one Food Safety distributor customer with revenues of 11.8%. No other customer had revenues in excess of 10% of consolidated net sales.

10.	Government Grant

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

-F17-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.	Stock Repurchase

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s common stock. As of May 31, 2006, 892,885 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $5,226,000. There were no purchases in 2007 or 2006. Shares purchased under this buy-back program were retired.

12.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2005	November 2005	February 2006	May 2006
	(Restated)
	(In thousands, except per share data)
Net sales	$16,778	$18,256	$17,584	$19,815
Gross margin	8,841	9,490	8,522	10,153
Net income	1,987	1,937	1,386	1,719
Basic net income per share	.24	.23	.17	.21
Diluted net income per share	.24	.23	.16	.20

	Quarter Ended
	August 2006	November 2006	February 2007	May 2007
	(In thousands, except per share data)
Net sales	$22,220	22,189	21,054	20,675
Gross margin	10,320	11,709	10,950	11,584
Net income	2,406	2,426	1,990	2,303
Basic net income per share	.27	.26	.22	.24
Diluted net income per share	.26	.26	.21	.24

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

13.	Subsequent Event

On July 26, 2007 the Board of Directors approved a 3-for-2 stock split for shareholders of record on August 15, 2007, in which shareholders of will receive one additional share for each two shares held. The split will be effected in the form of a stock divided and will be paid in newly issued Common Stock on September 4, 2007. No effect of this split has been reflected in these financial statements.

-F18-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Year Ended May 31

	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions	Write-Offs	Balance at End of Year
Valuation Allowance for Accounts Receivable:
2007	$530,000	$30,000		$60,000	$500,000
2006	531,000	165,000		166,000	530,000
2005	571,000	134,000		174,000	531,000

Year Ended May 31:

	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions	Write-Offs	Balance at End of Year
Valuation Allowance for Inventories:
2007	$487,000	$442,000		$419,000	$510,000
2006	471,000	433,000		417,000	487,000
2005	415,000	69,000		13,000	471,000

-F19-