Form 10-Q
period 2007-08-31
NEOGEN CORP
filed 2007-10-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

or

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

As of October 1, 2007, there were 14,213,000 outstanding shares of Common Stock.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2007	May 31, 2007
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,786	$13,424
Accounts receivable, less allowance of $525 and $ 500	17,843	14,914
Inventories	22,295	19,116
Deferred income taxes	787	787
Prepaid expenses and other current assets	2,610	2,857

TOTAL CURRENT ASSETS	50,321	51,098

NET PROPERTY AND EQUIPMENT	16,569	16,402

OTHER ASSETS
Goodwill	28,792	24,448
Other non-amortizable intangible assets	3,181	3,181
Customer based intangibles, net of accumulated amortization of $1,389 and $ 1,215	6,018	6,182
Other non-current assets, net of accumulated amortization of $1,128 and $ 1,290	3,953	3,973

	$108,834	$105,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,097	$4,507
Accrued compensation	1,413	1,737
Income taxes	1,501	1,377
Other accruals	2,325	2,417

TOTAL CURRENT LIABILITIES	9,336	10,038

DEFERRED INCOME TAXES	1,395	1,441
OTHER LONG-TERM LIABILITIES	1,838	1,860

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 20,000,000 shares authorized, 14,150,000 shares issued and outstanding at August 31, 2007; 14,020,000 shares issued and outstanding at May 31, 2007	2,264	2,244
Additional paid-in capital	52,914	51,698
Accumulated other comprehensive income	459	386
Retained earnings	40,628	37,617

TOTAL STOCKHOLDERS’ EQUITY	96,265	91,945

	$108,834	$105,284

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2007	2006
	(In thousands, except per share amounts)
Net sales	$22,909	$20,220
Cost of goods sold	10,612	9,900

GROSS MARGIN	12,297	10,320

OPERATING EXPENSES
Sales and marketing	4,678	4,240
General and administrative	2,330	1,804
Research and development	742	698

	7,750	6,742

OPERATING INCOME	4,547	3,578

OTHER INCOME (EXPENSE)
Interest income	170	57
Interest expense	—	(11)
Other	(6)	8

	164	54

INCOME BEFORE INCOME TAXES	4,711	3,632
INCOME TAXES	1,700	1,226

NET INCOME	$3,011	$2,406

NET INCOME PER SHARE
Basic	$.21	$.18

Diluted	$.21	$.17

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in		Retained
	Shares	Amount	Capital	Other	Earnings	Total
	(In thousands)
Balance, June 1, 2007	14,020,000	$2,244	$51,698	$386	$37,617	$91,945
Issuance of 122,000 shares of common stock under Equity Compensation Plans, including $46,000 of excess income tax benefit	122,000	19	1,121			1,140
Issuance of Shares under Employee Stock Purchase Plan	8,000	1	95			96
Comprehensive income:
Net income for the three months ended August 31, 2007					3,011	3,011
Foreign currency translation adjustments				73		73

Total comprehensive income ($ 2,615,000 in the three months ended August 31, 2006)						3,084

Balance, August 31, 2007	14,150,000	$2,264	$52,914	$459	$40,628	$96,265

(1)	Other represents accumulated other comprehensive income.

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,011	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	818	777
Deferred income taxes	(46)
Share based compensation	408	270
Income tax benefit from stock plan transactions	(74)	(261)
Other	73	209
Changes in operating assets and liabilities:
Accounts receivable	(2,328)	(1,496)
Inventories	(1,329)	(317)
Prepaid expenses and other current assets	221	(349)
Accounts payable and accruals	(1,034)	(1,373)

NET CASH USED IN OPERATING ACTIVITIES	(280)	(134)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(564)	(1,112)
Payments for business acquisition	(6,601)	—

NET CASH USED IN INVESTING ACTIVITIES	(7,165)	(1,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	—	(9,955)
Reductions of other long-term liabilities	(22)	(24)
Net proceeds from issuance of common stock	755	14,470
Excess income tax benefit from the exercise of stock options	74	261

NET CASH PROVIDED BY FINANCING ACTIVITIES	807	4,752

INCREASE (DECREASE) IN CASH	(6,638)	3,506
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,424	1,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,786	$5,465

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2008. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2007 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2007.

On July 26, 2007, Board of Directors declared a 3 for 2 stock split payable on August 17, 2007. Equity accounts and per share amounts have been adjusted to reflect the split as of the beginning of the periods presented.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at August 31, 2007. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, or the impact of the new Michigan Business Tax, such accruals will be reflected within income tax accounts.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2007	May 31, 2007
	(In thousands)
Raw materials	$10,644	$7,884
Work-in-process	370	390
Finished goods	11,281	10,842

	$22,295	$19,116

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2007	2006
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$3,011	$2,406

Denominator:
Denominator for basic net income per share-weighted average shares	14,052	13,595
Effect of dilutive stock options and warrants	522	348

Denominator for diluted net income per share	14,574	13,943

Net income per share:
Basic	$.21	$.18

Diluted	$.21	$.17

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of August 31, 2007, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first three months of fiscal year 2008. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended August 31, 2007 and 2006 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2008
Net sales to external customers	$13,759	$9,150	$—	$22,909
Operating income (reduction)	3,931	851	(235)	4,547
Total assets	$59,095	$46,173	$3,566	$108,834

Fiscal 2007
Net sales to external customers	$11,392	$8,828	$—	$20,220
Operating income (reduction)	2,602	1,146	(170)	3,578
Total assets	$55,349	$37,187	$1,745	$94,281

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Options are granted under the employee and director stock option plan, are granted for periods of up to 10 years and become exercisable in varying installments. A summary of stock option activity during the three months ended August 31, 2007 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2007	1,511,736	$11.10
Granted	372,756	20.33
Exercised	(123,427)	6.31
Expired and cancelled	(1,800)	12.76
Options outstanding at August 31, 2007	1,759,265	13.39

Exercisable at August 31, 2007	564,017	10.47

Options outstanding at August 31, 2007 had a weighted-average remaining contractual term of 4.0 years. At August 31, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $13,778,000 and $6,065,000, respectively. The aggregate intrinsic value of options exercised during the three month periods ended August 31, 2007 and 2006 was $1,619,000 and $4,652,000, respectively. The option plan expired August 14, 2007. Exercise prices for options outstanding as of August 31, 2007 ranged from $3.30 to $20.33. At August 31, 2007 there was $3,623,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the first quarter of fiscal 2008 and 2007 the Company recorded $408,000 and $303,000 compensation expense related to its share-based awards.

The grant date fair value of options granted during the three months ended August 31, 2007 using the Black-Scholes option pricing model was $6.85 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	4.55%
Expected dividend yield	0%
Expected stock price volatility	34.18%
Expected option life	4 years

The risk-free rate reflects the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data related to option exercises and employee terminations to determine the expected option life.

The Company has issued 80,813 warrants that are exercisable for common stock. The warrants have lives of 5 years and are expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

7. LEGAL PROCEEDINGS

The Company is involved in litigation both as a plaintiff and as a defendant with respect to certain patents related to its detectable needles. While the cases are at an early stage and management and legal council are confident that the Company will prevail, the outcome is not currently predictable. In addition, the Company is subject to certain other legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters, including the detectable needle cases, will not have a material effect on its future results of operations or financial position.

8. BUSINESS AND PRODUCT LINE ACQUISITIONS

On August 24, 2007, Neogen Corporation purchased the operating assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000 and subject to certain post closing adjustments consisted of $6,600,000 of cash. The preliminary allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,350,000 in goodwill and other intangible assets and $180,000 in assumed liabilities. The acquisition will be integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line.

9. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2007 or May 31, 2007) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 95 basis points (rate under terms of the agreement was 6.45% at August 31, 2007). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at August 31, 2007.

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

Equity Compensation Plans

Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, (SFAS 123(R)) addresses the accounting for share-based employee compensation and was adopted by the Company on June 1, 2006 utilizing the modified retrospective transition method. The effect of applying SFAS 123 (R) and further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 6 to the consolidated financial statements. SFAS 123(R) requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model applied is able to handle some of the specific features included in the options granted, which is the reason for its use. If a different model was used, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model applied and the inputs used.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation revenues increased by 13% in the first quarter of FY-08 to $22.9 million as compared to $20.2 million in the first quarter of FY-07. Food Safety sales increased by 20% and Animal Safety sales increased by 4% in comparison with the first quarter of the prior year. Sales to the international markets reached 40% of total revenues for the first time ever with strong contributions from Neogen Europe. Gross margins and operating margins increased from 51% to 54% and from 18% to 20% respectively. These gains were the result of product mix and the results of continuing cost control efforts.

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

	Three Months Ended August 31
	2007	2006	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$7,131	$6,528	$603	9%
Bacteria & General Sanitation	4,266	2,958	1,308	44%
Dehydrated Culture Media & Other	2,362	1,958	404	21%

	13,759	11,444	2,315	20%

Animal Safety
Life Sciences & Other Vaccines	1,803	1,580	223	14%
Rodenticides & Disinfectants	2,820	2,920	(100)	(3)%
Veterinary Instruments & Other	4,527	4,276	241	6%

	9,150	8,776	364	4%

Total Sales	$22,909	$20,220	$2,679	13%

During the first quarter of FY-08, Food Safety revenues increased 20% in comparison with FY-07. Sales of diagnostic products for bacteria and general sanitation increased 44% in comparison with the prior year as Neogen’s Accupoint line of general sanitation testing continued to see advancing market acceptance. Sales of Neogen’s Soleris optical detection system, which was acquired in FY-06 more than doubled in the first quarter of FY-08 in comparison with FY-07. Sales of dehydrated culture media and other products increased by 21% over the prior year and sales of test kits for natural toxins, allergens and drug residue rose by 9%. Sales of Neogen’s histamine test for the tuna industry increased by more than 20% after it received an official approval from AOAC, an important third party verification process.

During the first quarter of FY-08, Animal Safety revenues increased by 4% overall in comparison with FY-07. Life sciences and vaccine sales contributed by increasing 14% in comparison with the prior year, with sales of test kits to detect drugs of abuse in racing animals increasing by 26% over prior year. Veterinary instrument and other sales increased by 6% in comparison with the prior year and rodenticide and disinfectant sales declined by 3%. Veterinary equipment sales to OTC markets and veterinarians continued their consistent growth performance with a 15% increase over the prior year. While revenues declined as much as 10% on several buy and sell products sold into the ethical markets, they do not make a significant impact on bottom line performance. These products are principally used to fill out lines. Sales of products acquired in the Kane Enterprises Inc. acquisition amounted to $300,000 in period ended August 31, 2007.

Gross margins increased from 51.0% in the first quarter of FY-07 to 53.7% in FY-08. This resulted from product mix, the result of increased levels of utilization of manufacturing assets and the continued control over costs. Operating margins in the first quarter increased from 17.7% to 19.8% of sales in FY-08 as compared with FY-07. Sales and marketing as expressed as a percentage of revenues decreased from 21.0% to 20.4%. The decrease in selling cost as a percent of revenue in part reflects increased sales without a commensurate increase in distribution costs. General and administrative expenses increased from 8.9% of revenues in FY-07 to 10.2% of revenues in FY-08 due to increases in staffing, stock option expense and legal fees. Research expense, while growing $43,000 in absolute dollars, declined as a percent of revenues from 3.5% to 3.2%.

Financial Condition and Liquidity

Net cash proceeds of $1,236,000 were realized with the exercise of 130,000 stock options and issuance of shares under the Employee Stock Purchase Plan during the first quarter of FY-08. Due principally to increases in accounts receivable and inventories, $280,000 cash was used in operations. Inflation and changing prices are not expected to have a material effect on operations.

Management believes that the Company’s existing cash balances at August 31, 2007, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future financing needs

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has moderate interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Because Neogen markets and sells its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the British Pound and the Euro. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs.

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

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the nine months ended August 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in litigation both as a plaintiff and as a defendant with respect to certain patents related to its detectable needles. While the cases are at an early stage and management and legal council are confident that the Company will prevail, the outcome is not currently predictable. In addition, the Company is subject to certain other legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters, including the detectable needle cases, will not have a material effect on its future results of operations or financial position.

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

NEOGEN CORPORATION
(Registrant)

Dated: October 10, 2007
/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer

Dated: October 10, 2007
/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer