Form 10-Q
period 2007-11-30
NEOGEN CORP
filed 2008-01-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

or

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

As of January 1, 2008, there were 14,345,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2007	May 31, 2007
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,415	$13,424
Accounts receivable, less allowance of $525 and $500	19,357	14,914
Inventories	23,142	19,116
Deferred income taxes	787	787
Prepaid expenses and other current assets	2,923	2,857

TOTAL CURRENT ASSETS	56,624	51,098

NET PROPERTY AND EQUIPMENT	16,501	16,402

OTHER ASSETS
Goodwill	28,869	24,448
Other non-amortizable intangible assets	3,181	3,181
Customer based intangibles, net of accumulated amortization of $1,485 and $1,215	5,414	6,182
Other non-current assets, net of accumulated amortization of $1,284 and $1,290	4,339	3,973

	$114,928	$105,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,614	$4,507
Accrued compensation	1,507	1,737
Income taxes	1,787	1,377
Other accruals	2,266	2,417

TOTAL CURRENT LIABILITIES	10,174	10,038

DEFERRED INCOME TAXES	1,319	1,441
OTHER LONG-TERM LIABILITIES	1,761	1,860

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 14,337,000 shares issued and outstanding at November 30, 2007; 14,020,000 shares issued and outstanding at May 31, 2007	2,293	2,244
Additional paid-in capital	54,973	51,698
Accumulated other comprehensive income	526	386
Retained earnings	43,882	37,617

TOTAL STOCKHOLDERS’ EQUITY	101,674	91,945

	$114,928	$105,284

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net sales	$27,210	$22,189	$50,118	$42,409
Cost of goods sold	13,039	10,480	23,650	20,380

GROSS MARGIN	14,171	11,709	26,468	22,029

OPERATING EXPENSES
Sales and marketing	5,456	4,665	10,134	8,905
General and administrative	2,862	2,333	5,192	4,137
Research and development	1,055	1,015	1,797	1,713

	9,373	8,013	17,123	14,755

OPERATING INCOME	4,798	3,696	9,345	7,274

OTHER INCOME (EXPENSE)
Interest income	100	63	270	120
Interest expense	—	—	—	(11)
Other	206	(58)	200	(50)

	306	5	470	59

INCOME BEFORE INCOME TAXES	5,104	3,701	9,815	7,333
INCOME TAXES	1,850	1,275	3,550	2,501

NET INCOME	$3,254	$2,426	$6,265	$4,832

NET INCOME PER SHARE
Basic	$.23	$.18	$.44	$.35

Diluted	$.22	$.17	$.42	$.34

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in		Retained
	Shares(2)	Amount	Capital	Other(1)	Earnings	Total
	(In thousands)
Balance, June 1, 2007	14,020,000	$2,244	$51,698	$386	$37,617	$91,945
Issuance of shares common stock under Equity Compensation Plans, including $327,000 of excess income tax benefit	309,000	48	3,180			3,228
Issuance of Shares under Employee Stock Purchase Plan	8,000	1	95			96
Comprehensive income:
Net income for the six months ended November 30, 2007					6,265	6,265
Foreign currency translation adjustments				140		140

Total comprehensive income ($5,158,000 in the six months ended November 30, 2006)						6,405

Balance, November 30, 2007	14,337,000	$2,293	$54,973	$526	$43,882	$101,674

(1)	Other represents accumulated other comprehensive income.
(2)	Restated to reflect 3-for-2 stock split

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,265	$4,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,639	1,558
Deferred income taxes	(122)	202
Share based compensation	970	596
Income tax benefit from stock plan transactions	(327)	(257)
Other	140	326
Changes in operating assets and liabilities:
Accounts receivable	(3,842)	(2,397)
Inventories	(2,176)	(699)
Prepaid expenses and other current assets	(92)	(888)
Accounts payable and accruals	(196)	(348)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,259	2,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,032)	(2,231)
Payments for business acquisition	(6,678)	(168)

NET CASH USED IN INVESTING ACTIVITIES	(7,710)	(2,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	—	(9,955)
Reductions of other long-term liabilities	(99)	(51)
Net proceeds from issuance of common stock	2,214	14,195
Excess income tax benefit from the exercise of stock options	327	257

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,442	4,446

INCREASE (DECREASE) IN CASH	(3,009)	4,972
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,424	1,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,415	$6,931

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended November 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2008. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2007 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2007.

On July 26, 2007, Board of Directors declared a 3 for 2 stock split payable on August 17, 2007. Equity accounts and per share amounts have been adjusted to reflect the split as of the beginning of the periods presented.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at November 30, 2007. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2007	May 31, 2007
	(In thousands)
Raw materials	$10,418	$7,884
Work-in-process	586	390
Finished goods	12,138	10,842

	$23,142	$19,116

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$3,254	$2,426	$6,265	$4,832

Denominator:
Denominator for basic net income per share-weighted average shares	14,267	13,811	14,253	13,703
Effect of dilutive stock options and warrants	579	318	563	336

Denominator for diluted net income per share	14,846	14,129	14,816	14,039

Net income per share:
Basic	$.23	$.18	$.44	$.35

Diluted	$.22	$.17	$.42	$.34

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of November 30, 2007, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first six months of fiscal year 2008. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended November 30, 2007 and 2006 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2008
Net sales to external customers	$14,474	$12,736	$—	$27,210
Operating income (reduction)	3,492	1,625	(319)	4,798
Total assets	$57,934	$47,112	$9,882	$114,928

Fiscal 2007
Net sales to external customers	$11,741	$10,448	$—	$22,189
Operating income (reduction)	2,362	1,670	(336)	3,696
Total assets	$54,008	$39,165	$4,914	$98,087

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Segment information for the six months ended November 30, 2007 and 2006 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2008
Net sales to external customers	$28,232	$21,886	$—	$50,118
Operating income (reduction)	7,424	2,476	(555)	9,345

Fiscal 2007
Net sales to external customers	$23,082	$19,327	$—	$42,409
Operating income (reduction)	4,964	2,816	(506)	7,274

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the six months ended November 30, 2007 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2007	1,511,736	$11.10
Granted	389,756	20.54
Exercised	300,537	7.93
Expired and cancelled	17,476	13.78

Options outstanding at November 30, 2007	1,583,479	13.99

Exercisable at November 30, 2007	649,767	11.10

Options outstanding at November 30, 2007 had a weighted-average remaining contractual term of 4.0 years. At November 30, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $19,819,000 and $10,012,000, respectively. The aggregate intrinsic value of options exercised during the six month periods ended November 30, 2007 and 2006 was $4,232,000 and $4,722,000, respectively. The 1997 Stock Option Plan expired August 14, 2007. On October 11, 2007 the shareholders passed a resolution for the adoption of the 2007 Stock Option Plan. The provisions of the new plan are substantially the same as the expired plan. Exercise prices for options outstanding as of November 30, 2007 ranged from $3.33 to $25.07. At November 30, 2007 there was $3,195,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the six months ended November 30, 2008 and 2007 the Company recorded $970,000 and $596,000 compensation expense related to its share-based awards.

The grant date fair value of options granted during the six months ended November 30, 2007 using the Black-Scholes option pricing model was $6.91 and was estimated using the following weighted-average assumptions:

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

7. NEW ACCOUNTING PRONOUNCEMENTS

Subsequent to the end of the company’s second fiscal quarter, SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) was issued. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. (SFAS 160) was also issued. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and noncontrolling interests.

The Company is required to adopt the provisions of both SFAS 141 (R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is currently evaluating the provisions of these pronouncements, however it expects the potential impact on its consolidated financial statements will be minimal.

8. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

9. BUSINESS AND PRODUCT LINE ACQUISITIONS

On August 24, 2007, Neogen Corporation purchased the operating assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000 and subject to certain post closing adjustments consisted of $6,600,000 of cash. The preliminary allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,350,000 in goodwill and other intangible assets and $180,000 in assumed liabilities. The acquisition has been integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line.

10. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at November 30, 2007 or May 31, 2007) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 95 basis points (rate under terms of the agreement was 5.70% at November 30, 2007). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at November 30, 2007.

11. SUBSEQUENT EVENT

On December 3, 2007, Neogen Corporation purchased the assets of Winnipeg, Manitoba based Rivard Instruments Inc. Assets acquired consisted of inventory, equipment and intangibles. The acquisition will be integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line.

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model applied is able to handle some of the specific features included in the options granted, which is the reason for its use. If a different model were used, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model applied and the inputs used.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation revenues increased by 23% in the second quarter of fiscal 2008 to $27.2 million and by 18% to $50.1 million for the six-month period ended November 30, 2007. Food Safety sales increased by 23% and 22% in the quarter and in the six month periods, with strong contributions from each of three product groups. Animal Safety sales increased by 22% and 14% in the quarter and in the six-month period ended November 30, 2007, with strong contributions in the sales of Veterinary Instruments & Other products and the acquisition of Kane Enterprises. Gross margins decreased from 52.8% in the prior year to 52.1% in the second quarter of FY-08 but increased on a year-to-date basis from 51.9% to 52.8%. Operating margins increased in the quarter and the six-month period from 16.7% to 17.6% and from 17.2% to 18.6% respectively. These gains were the result of product mix, economies of scale and the results of continuing cost control efforts.

Three and six Months Ended November 30, 2007 Compared to Three and six Months Ended November 30, 2006

	Three Months Ended November 30
	2007	2006	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$7,472	$6,400	$1,072	17
Bacteria & General Sanitation	3,994	3,223	771	24
Dehydrated Culture Media & Other	3,008	2,118	890	42

	14,474	11,741	2,733	23

Animal Safety
Life Sciences & Equine Vaccines	1,864	2,076	(212)	(10)
Rodenticides & Disinfectants	3,414	3,560	(146)	(4)
Veterinary Instruments & Other	7,458	4,812	2,646	55

	12,736	10,448	2,288	22

Total Sales	$27,210	$22,189	$5,021	23

	Six Months Ended November 30
	2007	2006	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$14,574	$12,928	$1,646	13
Bacteria & General Sanitation	8,259	6,180	2,079	34
Dehydrated Culture Media & Other	5,399	4,076	1,323	32

	28,232	23,184	5,048	22

Animal Safety
Life Sciences & Equine Vaccines	3,667	3,656	11	—
Rodenticides & Disinfectants	6,234	6,480	(246)	(4)
Veterinary Instruments & Other	11,985	9,089	2,896	32

	21,886	19,225	2,661	14

Total Sales	$50,118	$42,409	$7,709	18

In the Food Safety Segment, Natural Toxin, Allergen & Drug Residue product sales increased 17% in the second quarter and 13% on a year-to-date basis. Bacteria & General Sanitation product sales increased 24% in the quarter and 34% year to date. Dehydrated Culture Media & Other product sales increased 42% and 32% in the three and six month periods respectively. Sales increases were broad based with effective selling programs in place for a number of the markets Neogen serves. In addition, Neogen’s wide product offerings continue to be well accepted in the marketplace and the Company is benefiting from accelerating worldwide concerns about safety of food. Specifically ATP products increased 22% in the quarter and 34% year to date and the Soleris products were up 45% for the quarter and 81% year to date. Revenues for both products included strong revenues from reader sales that should bode well for future sales of disposable diagnostic tests used in conjunction with the readers. Tests for the detection of antibiotics in milk were up 30% in the quarters. Neogen Europe led Food Safety growth with sales up more than 40% for the quarter. Sales of mycotoxin test kits, particularly for DON, and sales of dehydrated culture media have been leading Neogen Europe’s strong revenue growth.

In the Animal Safety Segment, Life Sciences & Vaccine product sales declined 10% in the three-month period but remained unchanged in the six-month period based upon timing of vaccine orders in the current and prior year. Rodenticide & Disinfectant sales decreased by 4% in both the quarter and on a year-to-date basis with mild weather throughout much of the United States which management believes have negatively impacted rodenticide sales. Veterinary Instrument and Other product sales increased by 55% in the quarter and by 32% in the first six months of the fiscal year assisted in the second quarter by revenues from Kane. Key growth areas within Veterinary Instruments include vitamin injectibles, small animal supplements, and wound care products. Exclusive of the sales acquired in the Kane acquisition sales of Animal Safety, products increased 6% over the prior year in the second quarter and 4% in the six-month fiscal period.

Gross margins decreased from 52.8% in the prior year to 52.1% in the second quarter of FY-08, primarily due to the increased mix of Kane sales, but increased on a year-to-date basis from 51.9% to 52.8% principally on product mix. Operating margins increased in the quarter and the six-month period from 16.7% to 17.6% and from 17.2% to 18.6% respectively. These gains were the result of product mix, economies of scale and the results of continuing cost control efforts. Sales and Marketing as expressed as a percentage of revenues decreased in the second fiscal quarter from 21.0% to 20.1% and decreased on a year to date basis from 21.0% to 20.2%. The decrease in selling cost as a percent of revenue reflects the increased sales without a commensurate increase in distribution costs. General and administrative expense remained at 10.5% of revenues in the quarter but increased from 9.8% to 10.4% of revenues for the six-month period due to staffing, stock option expense and legal fees. Research expense, while growing in absolute dollars by $40,000 for the quarter declined as a percentage of revenues from 4.6% to 3.9% and from 4.0% in FY-07 to 3.6% in FY-08 on a year to date basis.

Financial Condition and Liquidity

Proceeds of $2,214,000 were realized with the exercise of 309,000 stock options and issuance of 8,000 shares under the Employee Stock Purchase Plan during the six months ended November 30, 2007. Despite increases in accounts receivable and inventories from the Kane Acquisition and required to support organic sale increases, $2,259,000 cash was generated from operations. Inflation and changing prices do not generally have a material effect on operations. Cash used in the acquisition of Kane Enterprises Inc. amounted to $6,700,000.

Management believes that the Company’s existing cash balances at November 30, 2007, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within its mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs

New Accounting Pronouncements

Subsequent to the end of the company’s second fiscal quarter, SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) was issued. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. (SFAS 160) was also issued. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and nonocontrolling interests.

The Company is required to adopt the provisions of both SFAS 141 (R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is currently evaluating the provisions of these pronouncements, however it expects the potential impact on its consolidated financial statements will be minimal.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has moderate interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because Neogen markets and sells its products throughout the world. It therefore could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar, the British Pound and the Euro. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized sales in the course of collection can be affected positively or negatively by changes in exchange rates.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the function currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2007 was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the nine months ended November 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company was held on October 11, 2007. The matters voted on and the results follow:

•	Election of Directors	For
	Robert M. Book	12,356,740
	Jack C. Parnell	12,418,386
	Clayton K Yeutter, Ph.D.	12,594,739

•	Approval of an increase in authorized common shares; 12,462,142 for;

•	Approval of the 2007 Stock Option Plan; 8,352,474 for; and

•	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008; 12,616,110 for.

Items 1A, 2, 3, and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

(a) Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).

32.	–	Certification pursuant to 18 U.S.C. sections 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: January 9, 2008
/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
Dated: January 9, 2008
/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer