Form 10-Q
period 2008-02-29
NEOGEN CORP
filed 2008-04-08
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of March 1, 2008, there were 14,407,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 29, 2008	May 31, 2007
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,093	$13,424
Accounts receivable, less allowance of $525 and $500	18,107	14,914
Inventories	25,765	19,116
Deferred income taxes	787	787
Prepaid expenses and other current assets	2,992	2,857

TOTAL CURRENT ASSETS	58,744	51,098

NET PROPERTY AND EQUIPMENT	16,547	16,402

OTHER ASSETS
Goodwill	31,559	24,448
Other non-amortizable intangible assets	3,181	3,181
Customer based intangibles, net of accumulated amortization of $1,658 and $1,215	5,241	6,182
Other non-current assets, net of accumulated amortization of $1,370 and $1,290	4,546	3,973

	$119,818	$105,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,691	$4,507
Accrued compensation	1,772	1,737
Income taxes	2,189	1,377
Other accruals	1,735	2,417

TOTAL CURRENT LIABILITIES	11,387	10,038

DEFERRED INCOME TAXES	1,319	1,441
OTHER LONG-TERM LIABILITIES	1,715	1,860

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 14,407,000 shares issued and outstanding at February 29, 2008; 14,020,000 shares issued and outstanding at May 31, 2007	2,306	2,244
Additional paid-in capital	56,114	51,698
Accumulated other comprehensive income	437	386
Retained earnings	46,540	37,617

TOTAL STOCKHOLDERS’ EQUITY	105,397	91,945

	$119,818	$105,284

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net sales	$25,180	$21,054	$75,299	$63,463
Cost of goods sold	12,517	10,104	36,168	30,484

GROSS MARGIN	12,663	10,950	39,131	32,979

OPERATING EXPENSES
Sales and marketing	4,947	4,612	15,081	13,517
General and administrative	2,717	2,379	7,909	6,516
Research and development	1,018	937	2,815	2,650

	8,682	7,928	25,805	22,683

OPERATING INCOME	3,981	3,022	13,326	10,296

OTHER INCOME (EXPENSE)
Interest income	86	99	357	219
Interest expense	—	—	—	(11)
Other	(84)	(31)	115	(81)

	2	68	472	127

INCOME BEFORE INCOME TAXES	3,983	3,090	13,798	10,423
INCOME TAXES	1,325	1,100	4,875	3,601

NET INCOME	$2,658	$1,990	$8,923	$6,822

NET INCOME PER SHARE
Basic	$.19	$.14	$.63	$.50

Diluted	$.18	$.14	$.60	$.48

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Other(1)	Retained Earnings	Total
	Shares(2)	Amount
	(In thousands)
Balance, June 1, 2007 (2)	14,020,000	$2,244	$51,698	$386	$37,617	$91,945
Issuance of shares common stock under Equity Compensation Plans, including $493,000 of excess income tax benefit	375,000	60	4,202			4,262
Issuance of Shares under Employee Stock Purchase Plan	12,000	2	214			216
Comprehensive income:
Net income for the nine months ended February 29, 2008					8,923	8,923
Foreign currency translation adjustments				51		51

Total comprehensive income						8,974
($7,134,000 in the nine months ended February 28, 2007)

Balance, February 29, 2008	14,407,000	$2,306	$56,114	$437	$46,540	$105,397

(1)	Other represents accumulated other comprehensive income
(2)	Restated to reflect August 17, 2007 3-for-2 stock split

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 29/28,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,923	$6,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,583	2,046
Deferred income taxes	(122)	202
Share based compensation	1,430	934
Income tax benefit from stock plan transactions	(493)	(236)
Other	51	313
Changes in operating assets and liabilities:
Accounts receivable	(2,592)	(2,207)
Inventories	(4,330)	(818)
Prepaid expenses and other current assets	(161)	(1,673)
Accounts payable and accruals	1,017	(1,085)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,306	4,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,835)	(3,084)
Payments for business acquisitions	(10,147)	—

NET CASH USED IN INVESTING ACTIVITIES	(11,982)	(3,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	—	(9,955)
Reductions of other long-term liabilities	(145)	(76)
Net proceeds from issuance of common stock	2,997	14,546
Excess income tax benefit from the exercise of stock options	493	236

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,345	4,751

INCREASE (DECREASE) IN CASH	(2,331)	5,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,424	1,959

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,093	$7,924

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended February 29, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2008. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2007 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2007.

On July 26, 2007, Board of Directors declared a 3 for 2 stock split payable on August 17, 2007. Equity accounts and per share amounts have been adjusted to reflect the split as of the beginning of the periods presented.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at February 29, 2008. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 29, 2008	May 31, 2007
	(In thousands)
Raw materials	$11,864	$7,884
Work-in-process	482	390
Finished goods	13,419	10,842

	$25,765	$19,116

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2008	2007	2008	2007
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$2,658	$1,990	$8,923	$6,822

Denominator:
Denominator for basic net income per share-weighted average shares	14,359	13,838	14,226	13,746
Effect of dilutive stock options and warrants	559	381	566	350

Denominator for diluted net income per share	14,918	14,219	14,792	14,096

Net income per share:
Basic	$.19	$.14	$.63	$.50

Diluted	$.18	$.14	$.60	$.48

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of February 29, 2008, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first nine months of fiscal year 2008. Shares purchased under this buy-back program were retired.

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

Segment information for the three months ended February 29, 2008 and February 28, 2007 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2008
Net sales to external customers	$13,835	$11,345	$—	$25,180
Operating income (reduction)	3,369	913	(301)	3,981
Total assets	$61,393	$50,239	$8,186	$119,818

Fiscal 2007
Net sales to external customers	$11,565	$9,489	$—	$21,054
Operating income (reduction)	2,492	746	(216)	3,022
Total assets	$53,117	$38,910	$7,964	$99,991

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Segment information for the nine months ended February 29, 2008 and February 28, 2007 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2008
Net sales to external customers	$42,068	$33,231	$—	$75,299
Operating income (reduction)	10,972	3,390	(1,036)	13,326

Fiscal 2007
Net sales to external customers	$34,749	$28,714	$—	$63,463
Operating income (reduction)	7,456	3,562	(722)	10,296

(1)	Includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the nine months ended February 29, 2008 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2007	1,511,736	$11.00
Granted	389,756	20.54
Exercised	(357,548)	8.38
Expired and cancelled	(18,451)	13.90

Options outstanding at February 29, 2008	1,525,493	14.12

Exercisable at February 29, 2008	632,949	11.29

Options outstanding at February 29, 2008 had a weighted-average remaining contractual term of 4.0 years. At February 29, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $19,634,000 and $9,935,000, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended February 29, 2008 and February 28, 2007 was $5,119,000 and $5,072,000, respectively. The 1997 Stock Option Plan expired August 14, 2007. On October 11, 2007 the shareholders passed a resolution for the adoption of the 2007 Stock Option Plan. The provisions of the new plan are substantially the same as the expired plan. Exercise prices for options outstanding as of February 29, 2008 ranged from $3.33 to $25.07. At February 29, 2008 there was $2,736,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the nine months ended February 29, 2008 and February 28, 2007 the Company recorded $1,430,000 and $934,000 compensation expense related to its share-based awards.

The grant date fair value of options granted during the nine months ended February 29, 2008 using the Black-Scholes option pricing model was $6.91 and was estimated using the following weighted-average assumptions:

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

The Company issued 57,000 warrants that are exercisable for common stock. The warrants have lives of 5 years and are expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

7. NEW ACCOUNTING PRONOUNCEMENTS

Subsequent to the end of the Company’s second fiscal quarter, SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) was issued. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for the Company for business combinations closed on or after June 1, 2009. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. (SFAS 160) was also issued. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and noncontrolling interests.

The Company is required to adopt the provisions of both SFAS 141 (R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is currently evaluating the provisions of these pronouncements, however it expects the potential impact on its consolidated financial statements will be minimal.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. In November 2007, the FASB deferred the effective date until fiscal 2010 for nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company is required to adopt SFAS 159 at the beginning of fiscal 2009 and is in the process of evaluating the applicability and potential impact to its financial statements.

8. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

9. BUSINESS AND PRODUCT LINE ACQUISITIONS

On August 24, 2007, Neogen Corporation purchased the operating assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000 and subject to certain post closing adjustments, consisted of $6,600,000 of cash. The preliminary allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,350,000 in goodwill and other intangible assets and $180,000 in assumed liabilities. On December 3, 2007, Neogen Corporation purchased the assets of Winnipeg, Manitoba based Rivard Instruments Inc. Assets acquired consisted of inventory, equipment and intangibles. The acquisitions have been integrated into the Lexington, Kentucky operations and are expected to be strong synergistic fits with the Company’s Animal Safety product line.

Results of operations have been included as of the date of acquisition.

10. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at February 29, 2008 or May 31, 2007) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 95 basis points (rate under terms of the agreement was 4.09% at February 29, 2008) or prime less 100 basis points (5.00% at February 29, 2008) at the Company’s option. Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at February 29, 2008.

11. HEDGE TRANSACTIONS

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, which requires that all derivative instruments be recorded on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company utilizes foreign currency forward exchange contracts to manage the volatility associated with sales in foreign currency made to a European based customer in the normal course of business. At February 29, 2008 foreign exchange contracts with a notional value of $4,000,000 were outstanding to purchase U.S. dollars with maturities ranging up to 137 days. There were no such contracts at February 28, 2007. As of February 29, 2008, liabilities of $124,306 have been recognized for the fair value of the foreign exchange contracts. The fair value of the foreign currency forward exchange contracts represents the estimated receipts or payments necessary to terminate the contracts.

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

New Accounting Pronouncements

See footnotes to Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation revenues increased by 20% in the third quarter to $25.2 million and by 19% to $75.3 million for the nine-month period ended February 29, 2008. Food Safety sales increased by 20% and 21% in the quarter and in the nine month period ended February 29, 2008, respectively, with strong contributions from each of the three product groups, when compared with the prior year. Animal Safety sales increased by 20% and 16% in the quarter and in the nine-month period ended February 29, 2008, with strong contributions in the sales of Life Science and Equine Vaccine Products and Veterinary Instruments and Other products. Exclusive of the revenues from the Kane Enterprises and Rivard acquisitions, overall revenues increased 11% and 13% in the third quarter and year-to-date periods, respectively. Gross margins decreased from 52.0% in the February 2007 quarter to 50.3% in the February 2008 quarter but remained consistent on a year-to-date basis at 52.0%. Product mix and the effect of the Kane Enterprises Acquisition were the biggest factors in the reduction in gross margins. Operating margins increased in the quarter and the nine-month periods from 14.4% to 15.8% and from 16.2% to 17.7% respectively. These gains were the result of continuing cost control efforts and the revenues from the Kane Enterprises acquisition, net of change in gross margins.

Three and Nine Months Ended February 29, 2008 Compared to Three and Nine Months Ended February 28, 2007

	Three Months Ended February 29/28
	2008	2007	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$7,073	$6,069	$1,004	17
Bacteria & General Sanitation	3,771	3,446	325	9
Dehydrated Culture Media & Other	2,991	2,050	941	46

	13,835	11,565	2,270	20

Animal Safety
Life Sciences & Equine Vaccines	2,080	1,759	321	18
Rodenticides & Disinfectants	1,823	2,247	(424)	(19)
Veterinary Instruments & Other	7,442	5,483	1,959	36

	11,345	9,489	1,856	20

Total Sales	$25,180	$21,054	$4,126	20

	Nine Months Ended February 29/28
	2008	2007	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$21,647	$18,997	$2,650	14
Bacteria & General Sanitation	12,031	9,626	2,405	25
Dehydrated Culture Media & Other	8,390	6,126	2,264	37

	42,068	34,749	7,319	21

Animal Safety
Life Sciences & Equine Vaccines	5,746	5,415	331	6
Rodenticides & Disinfectants	8,057	8,727	(670)	(8)
Veterinary Instruments & Other	19,428	14,572	4,856	33

	33,231	28,714	4,517	16

Total Sales	$75,299	$63,463	$11,836	19

In the Food Safety Segment, Natural Toxin, Allergen and Drug Residue product sales increased 17% in the third quarter and increased 14% on a year-to-date basis. Bacteria and General Sanitation product sales increased 9% in the quarter and 25% in the nine-month period. Dehydrated Culture Media and Other product sales increased 46% and 37% in the three and nine month periods respectively. Sales increases were broad based with effective selling programs in place for the markets Neogen serves. In addition, Neogen’s wide product offerings continue to be well accepted in the marketplace and the Company is benefitting from accelerating worldwide concerns about safety of food. Neogen Europe led Food Safety growth with sales up 35% for the quarter and 37% for the year-to-date. Sales of mycotoxin test kits, and sales of dehydrated culture media have been leading Neogen Europe’s strong revenue growth.

In the Animal Safety Segment, Life Sciences and Vaccine product sales increased 18% in the third quarter and 6% for the year-to-date periods. Rodenticide and Disinfectant sales decreased by 19% in the quarter and by 8% on a year-to-date basis. Veterinary Instrument and Other product sales increased by 36% in the quarter and by 33% in the first nine months of the fiscal year. Life sciences and equine vaccines increased for the three and nine-month periods from new direct international customers and instrument placements for forensic customers. Rodenticides and disinfectants were down for the three and nine month periods following cyclical down turns in the rodenticide market. Veterinary instruments and other were up following the acquisition on Kane Enterprises, market share gains for instruments and syringes and gains with retail customers, and wound care products. Exclusive of the sales acquired in the Kane and Rivard acquisitions, sales of Animal Safety, products increased .5% over the prior year in the third quarter and 2.5% in the nine-month period.

Gross margins decreased from 52.0% in the prior year to 50.3% in the third quarter of FY-08 but remained unchanged for the year-to-date at 52.0%. These changes in the third quarter resulted from product mix, the effect of the Kane acquisition and to some effect, increases in raw material costs not yet offset by selling price increases. Operating margins increased in the quarter and the nine-month period from 14.4% to 15.8% and from 16.2% to 17.7% respectively. The gains resulted from continued cost control efforts, economies of scale with added revenues (organic and from the Kane acquisition), all net of the effect of changes in gross margins. The company has had some increases in raw material costs. Some of these costs have been recovered though increases in sales prices and additional price increases are planned in the fourth quarter. The Company is committed to adjusting prices to protect margins. Sales and Marketing as a percentage of revenues decreased in the third quarter from 21.9% to 19.6% and decreased on a year to date basis from 21.3% to 20.0%. The decrease in selling cost as a percent of revenue reflects the increased sales without a commensurate increase in selling and distribution costs. General and Administrative expense as a percentage of revenues was essentially unchanged in the three and nine month periods when compared to the prior year. Changes in dollar amounts are related to staffing levels, increased option expense, and changes in the nine-month period changes in legal fees. Research and Development expense, while growing in absolute dollars by $81,000 for the quarter declined as a percentage of revenues from 4.5% to 4.0% and from 4.2% in FY-07 to 3.7% in FY-08 on a year to date basis.

Financial Condition and Liquidity

Proceeds of $2,997,000 were realized with the exercise of 375,000 stock options and the issuance of 12,000 shares under the Employee Stock Purchase Plan during the nine months ended February 29, 2008. Despite increases in accounts receivable, and inventories, $6,306,000 cash was generated from operations. Inflation and changing prices do not generally have a material effect on operations. Cash used in the Kane and Rivard acquisitions amounted to approximately $10,000,000.

Management believes that the Company’s existing cash balances at February 29, 2008, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within its mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has moderate interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because Neogen markets and sells its products throughout the world. It therefore could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar, the British Pound and the Euro. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized sales in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to manage the economic impact of fluctuations in certain currency exchange rates. The Company enters into forward currency exchange contacts to manage these economic risks. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the function currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2008 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the nine months ended February 29, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

Items 1A, 2, 3, 4, and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

(a)	Exhibit Index

31.1 –	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).
31.2 –	Certification of Chief Financial Officer pursuant to Rule 13 a – 14 (a).
32 –	Certification pursuant to 18 U.S.C. sections 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: April 8, 2008
/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer

Dated: April 8, 2008
/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer