Form 10-K
period 2008-05-31
NEOGEN CORP
filed 2008-08-14
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008

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

Based on the closing sale price on November 30, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was $355,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 14,532,000 on July 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 9, 2008 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management’s expectations regarding new product introductions; the adequacy of the Company’s sources for certain components, raw materials and finished products; and the Company’s ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in ITEM 1A. RISK FACTORS and under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates and – Future Operating Results.

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

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Lansing MI, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

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

PRODUCTS

Trademarks and registered trademarks Neogen markets its products under include: Corporate: Neogen®, Neogen flask®; Food Safety: Neogen®, Acumedia®, AccuClean™, AccuPoint®, AccuScan™, Agri-Screen®, Agri-Screen Ticket®, Alert®, BetaStar®, BioPlate™, Centrus®, EnviroCaster®, GeneQuence®, GENE-TRAK®, ISO-GRID™, NeoColumn™, NEO-GRID™, Penzym®, Penzyme®, Reveal®, Revive®, Soleris™, TetraStar®, Veratox®; Animal Safety: Hacco®, Cykill™, ProZap®, Ramik®, Rodex™, Di-Fender™, K-Blue®, K-Gold®, AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, Chondroprotec®, ChondroOral®, CyKill™, D3 Needles™, DC&R®, Dr. Franks® , ElectroJac®, ELISA Technologies®, Eqimax™, EqStim®, Furazone®, Gnat-Away™, Gnatural™, Gold Nugget®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, ISO-Prine™, Jolt™, MegaShot™, Mini-Shot®, MycAseptic®, NeedleGard®, NFZ®, Paddock & Pasture®, PanaKare™, Parvosol®, Poridon®, Pro-Pistol™, Pro-Shot™, Pyril-Pam®, RenaKare™, Shine N’ Glo™, Spec-Tuss™, Spectrasol®, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™, Triple Heat™, Tri-Soxsuprine™, Tryad®, UriCon™, UriKare™, Vita-15™, Kane®, Ag-Tek, BreederSleeve, Correct®, EquiSleeve®, E-Z Bond®, E-Z Catch®, FuturaPad®, MaxiSleeve®, PolyHand®, PolySleeve®, ProFix®, ProFlex®, SafeTFlex®, SurgiCryl®, Rivard®

Neogen operates in two primary business areas: products for the detection of pathogens, natural toxins and other unwanted substances in food and feed products, the Food Safety segment, and products dedicated to animal health, the Animal Safety segment. See Notes to Consolidated Financial Statements elsewhere in this Form 10-K for financial information about the Company’s business segments and international operations.

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

Many of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for the rapid processing of a large number of samples and automated procedures, and lateral flow and other similar devices that provide distinct visual results. Typically test kits use antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests makes them accessible to all levels of food producers, processors and handlers.

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

Dairies are primary users of Neogen’s Beta Star, Penzyme and Tetra Star diagnostic tests to detect the presence of Beta Lactam and Tetracycline antibiotics in milk. The presence of these drugs in milk is an economic risk to processors as it limits further processing and is also a public health hazard.

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

Revenues from Neogen’s Food Safety Division accounted for 56.3%, 54.5% and 48.3% of the Company’s total revenues for fiscal years ended May 31, 2008, 2007 and 2006, respectively.

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

In 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brands Ramik®, Havoc® and Prozap®. On the same date, it also acquired Hess & Clark, Inc. Hess & Clark’s principal products are disinfectants, such as DC&R®, used in animal and food production facilities.

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

Neogen markets a complete line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ and the HDN™, HDDI™ and DTN™ needle product lines that were acquired in the Rivard acquisition are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

Animal safety products offered by Neogen to the retail over-the-counter market include many of the Ideal brand veterinary instruments and products sold under the Squire® and Gold Nugget® brands. Squire products include Stress-Dex® oral electrolyte replacer for performance horses, and Fura-Zone, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Gold Nugget OTC products include GNatural™ Spray, to protect horses from biting insects, and Poridon®, a pour-on insecticide for horses. AG Tek™ and other hoof care, disposables and artificial insemination supplies that were acquired in the Kane acquisition are marketed to the Dairy and Veterinary industries.

Neogen’s line of approximately 100 drug detection immunoassay test kits are sold worldwide for the detection of approximately 300 abused and therapeutic drugs in racing animals, such as horses, greyhounds and camels, as well as for testing farm animals and for detection of drug residues in meat and meat products. The test kits are also used for human forensic toxicology drug screening applications. This line includes tests for narcotics, analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics.

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

Revenues from Neogen’s Animal Safety Division accounted for 43.7%, 45.5% and 51.7% of the Company’s total revenues for fiscal years ended May 31, 2008, 2007 and 2006, respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are generally organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2008, the Company had more than 5,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 5,000. A total of 136 employees are assigned to sales and marketing functions within the Company. During the year ended May 31, 2008 revenues from one food safety distributor customer represented 11.9% of total revenues. No other customer had revenues in excess of 10%.

FOOD SAFETY SALES AND MARKETING

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles technical support issues that arise with customers.

Neogen’s food safety markets are comprised of: milling and grain, including grain elevators, feed mills, pet food manufacturers, and grain inspection companies; meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products; and the USDA’s Food Safety Inspection Service (FSIS); grocery products, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines; food service and retail, including fast food service establishments and retail grocery market chains; and nutraceuticals, including producers and marketers of a wide variety of nutraceutical products.

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

Neogen’s 2003 acquisition of Adgen Ltd., (now Neogen Europe, Ltd.), provides the Company better access to the European Union, and allows it to better serve its network of customers and distributors throughout the EU. Customers in United Kingdom, France and Germany are served by Company employees. Other European region customers are serviced by distributors managed by Neogen Europe personnel. Prior to the acquisition, Adgen was a major distributor of Neogen products in Europe, and a producer and marketer of its own agricultural diagnostic testing products. Adding Adgen’s experienced research and development team continues to be a strong asset in the development of products tailored to meet unique requirements of the European market.

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

GENERAL:

International sales accounted for 38.4%, 38.0% and 28.6% of the Company’s total revenues for fiscal years ended May 31, 2008, 2007 and 2006, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 31 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $3.6 million, $3.3 million and $3.0 million representing 3.6%, 3.8% and 4.1% of total revenues in fiscal 2008, 2007 and 2006, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 4% to 6% of total revenues. On June 12, 2008 the Company announced plans to significantly expand its Research and Development efforts in FY-2009 and beyond. Expenditures in FY-2009 are expected to be approximately 5% of revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2009 to 2011.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. Royalty expense under these agreements amounted to $1,231,000, $1,124,000 and $911,000 in 2008, 2007 and 2006, respectively.

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

One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim, ImmunoRegulin and Beta Star. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. In China three of the Company’s immunoassay based test kits are listed in the GB, or National Standard. Listings of these products are expected to assist generating future sales into Government and other laboratories in China. Neogen’s rodenicide and disinfectant products are registered in the United States and Internationally.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; and Ayr, Scotland. There are currently approximately 209 full-time employees assigned to manufacturing in these four locations. Most locations operate on a one-shift basis, but could be increased to a two-shift basis. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

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

Neogen maintains a Lansing based USDA-approved manufacturing plant devoted to the production of the biologic products EqStim® and ImmunoRegulin®. P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the facility. The Company’s BotVax B vaccine is also produced in the Lansing facility utilizing Type B botulism seed cultures and a traditional fermentation process. All completed biologic products are then shipped to Neogen’s Lexington facilities for inventory and distribution to customers.

Neogen purchases component parts and raw materials from more than 500 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for all of its components and raw materials.

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

EMPLOYEES

Currently, the Company employs 447 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

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

In fiscal 2008, international sales accounted for 38% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our international sales include the possible disruption in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

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

We are dependent on key employees.

Our success depends, in large part, on our chairman, president and other members of our management team. Our loss of any of these key employees could have a material adverse effect on the Company. We maintain certain incentive plans for key employees, and most of these employees have been with the Company in excess of five years. However, we have not executed long-term employment agreements with any of these employees and do not expect to do so in the foreseeable future. Our success also depends, significantly, on our ability to continue to attract such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

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

Operating results could be negatively impacted by economic, political or other developments in countries in which we do business.

Future operating results could be negatively impacted by unstable economic, political and social conditions, including but not limited to fluctuations in foreign currency exchange rates, political instability, or changes in the interpretation or creation of laws and regulations in each of the countries where the Company conducts business, including the United States. Additionally, the Company operates in multiple income tax jurisdictions and must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of income and other complex issues may result in significant income tax adjustments that could negatively impact the Company’s future operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS - NONE

ITEM 2.	PROPERTIES

Neogen owns several separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located at 703 and 720 Shiawassee, total 25,000 square feet and are used for manufacture and warehousing of food safety products. Two buildings on Hosmer Street with a combined total of 49,000 square feet, are used for manufacturing and warehousing of dehydrated culture media and veterinary instruments. A 55,000 square foot building at 1614 East Kalamazoo Street is used for research and production of vaccines. 17,000 square feet of the East Kalamazoo Street building is held for expansion.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of all other Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

Animal Safety pharmaceutical, supplement and topical product manufacturing takes place in 16,000 square feet of leased space at 2040 Creative Drive in Lexington, Kentucky. The lease covering the space is a non-cancelable operating lease through December 31, 2011 currently requiring monthly payments of $6,000. Upon expiration the company expects to renew the lease on similar terms.

Additionally, 12,000 feet of space at 1847 Mercer Road in Lexington, Kentucky houses the distribution facility for many of the Animal Safety product lines. The lease for the space is a non – cancelable operating lease through September 30, 2010, requiring monthly payment of $4,450.

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

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 square feet of warehouse space in Cambria, Wisconsin for $1,600 per month and 3,000 sq. ft. space in Fox Lake, Wisconsin for $800 per month on a month to month basis.

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

	HIGH	LOW
YEAR ENDED MAY 31, 2008

First Quarter	$21.60	$21.07
Second Quarter	$27.40	$26.10
Third Quarter	$27.64	$26.99
Fourth Quarter	$26.47	$25.32

YEAR ENDED MAY 31, 2007

First Quarter	$12.65	$12.53
Second Quarter	$13.69	$13.55
Third Quarter	$15.57	$14.95
Fourth Quarter	$18.25	$17.95

HOLDERS:

As of July 31, 2008, there were approximately 700 stockholders of record of Common Stock that management believes represents a total of approximately 5,700 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The graph below matches the cumulative 5-year total return of holders of Neogen Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Medical Equipment index and the NASDAQ Non-Financial index. The company will transition from comparing to the NASDAQ Non-Financial to using the NASDAQ Composite and the NASDAQ Medical Equipment going forward. The graph assumes that the value of the investment in the company’s common stock, in each index, was $100 on 5/31/2003 and tracks it through 5/31/2008.

	5/03	5/04	5/05	5/06	5/07	5/08
Neogen Corporation	100.00	118.84	108.71	153.15	205.56	296.62
NASDAQ Composite	100.00	126.84	132.55	142.34	171.47	165.82
NASDAQ Medical Equipment	100.00	143.86	156.39	173.03	199.29	198.31

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2008. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	2004(1)(2)	2005(1)(2)	2006(1)(2)	2007(2)	2008
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$27,567	$28,156	$34,922	$47,165	$57,664
Animal Safety Sales	27,931	34,600	37,511	38,973	44,754

Net Sales	55,498	62,756	72,433	86,138	102,418
Cost of Goods Sold	27,989	32,153	35,427	41,575	49,185
Sales and Marketing	12,052	13,484	15,799	18,463	20,648
General and Administrative	6,420	6,938	7,414	9,301	10,927
Research and Development	2,893	2,729	2,988	3,295	3,639

Operating Income	6,144	7,452	10,805	13,504	18,019
Interest and Other Income	132	147	46	371	479

Income Before Income Taxes	6,276	7,599	10,851	13,875	18,498
Provision for Income Taxes	2,074	2,670	3,822	4,750	6,400

Net Income	$4,202	$4,929	$7,029	$9,125	$12,098

Net Income per Share (basic) (1)	$.35	$.41	$.57	$.66	$.84
Net Income per Share (diluted) (1)	$.34	$.39	$.55	$.64	$.81
Common Shares Outstanding (diluted) (1)	12,350	12,531	12,686	14,162	14,999

	May 31
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash and Cash Equivalents	$1,696	$1,972	$1,959	$13,424	$14,270
Working Capital (3)	20,619	22,644	26,252	41,060	54,495
Total Assets	59,975	63,884	88,290	105,284	126,357
Long-Term Debt	3,900	—	9,955	—	—
Stockholders’ Equity	50,617	56,623	65,424	91,945	111,248

(1)	On June 1, 2006 the Company adopted FAS 123R related to options. Financial statements of 2004, 2005 and 2006 were restated to conform to the new standards.

(2)	On August 17, 2007, the Company paid a 3-for-2 stock split affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split as if it had taken place at the beginning of the period presented.

(3)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Valuation of Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2008 and it was determined that no impairment exists. There was also no impairment indicated for 2007 or 2006. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

•	Significant under performance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

When management determines that the carrying value of definite-lived intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value of the reporting unit’s net assets is compared to its fair value using projected discounted cash flows of the reporting unit using a discount rate commensurate with the risk inherent in the Company’s current business model. If the carrying amounts of these assets are greater than their fair value, such assets are reduced by the estimated shortfall of fair value to recorded value. Changes to the discount rate or projected cash flows used in the analysis can have a significant impact on the results of the impairment test.

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

RESULTS OF OPERATIONS

Executive Overview

On an overall basis, the 2008 fiscal year had a 19% revenue increase in comparison with the fiscal year ended May 31, 2007, as a result of revenue increases in both of the Company’s operating segments. A portion of the revenue increase came from the Company’s August 2007 acquisition of Kane Enterprises and the December 2007 acquisition of Rivard Instruments. Revenue from continuing product sales increased by 13%. This continuing product growth came as a result of the further implementation of sales and marketing plans and continuing recognition of the ease of use and beneficial results from the Company’s products. Gross margins increased by 25 basis points to 52% for the year and net income was up 33% to $12,098,000. These increases resulted principally due to sales gains translating to greater absorption of fixed costs, changes in product mix, the current year effect of reorganizations completed in past years and continued strong control of costs. Operating expenses decreased from 36% to 34% in fiscal 2008.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2008	Increase / (Decrease)	May 31, 2007	Increase / (Decrease)	May 31, 2006
Food Safety:

Natural Toxins, Allergens & Drug Residues	$29,036	15%	$25,238	52%	$16,633
Bacterial & General Sanitation	16,866	24%	13,623	35%	10,115
Dry Culture Media & Other	11,762	42%	8,304	2%	8,174

	$57,664	22%	$47,165	35%	$34,922

Animal Safety:

Life Sciences & Other	$5,567	13%	$4,922	6%	$4,622
Vaccine	2,197	(25%)	2,938	6%	2,768
Rodenticides & Disinfectants	10,318	(6%)	10,926	3%	10,651
Veterinary Instruments & Other	26,672	32%	20,187	4%	19,470

	44,754	15%	38,973	4%	37,511

Total Revenues	$102,418	19%	$86,138	19%	$72,433

Within the Food Safety Segment, Natural Toxins, Allergens and Drug Residue sales were up 15% in fiscal year 2008 in comparison with sales in 2007 following an increase of 52% in the prior year. FY 2008 increases were broad based and resulted from deeper market penetration in both US and International markets. A significant portion of the increase in this category in 2007 resulted from sales of products acquired in December 2005. Exclusive of the dairy antibiotic testing products, Natural Toxins and Allergens revenues increased in 2007 by 16% in comparison with the 2006 fiscal year. Increases in diagnostic test kit sales to detect naturally occurring toxins such as aflatoxin continue to be realized due to superior technologies and marketing by the Company.

Sales of Bacterial and General Sanitation products, including the sales of products contributed by the acquisition of Centrus International in February 2006, increased by 24% in fiscal year 2008 in comparison with fiscal 2007 and increased by 35% from fiscal year 2007 to 2006. Sales of the AccuPoint ATP general sanitation test continued to gain momentum domestically and internationally throughout fiscal year 2008 and 2007 following a move from an outside supplier of ATP product to a more user friendly and stable internally produced product with improved margins. The Centrus acquisition added 40% to sales increases of existing products in fiscal year 2008.

Dehydrated culture media and other sales increased by 42% in 2008 and by 2% in 2007. The 2008 increase came as a result of increased market penetration both domestically and internationally. The Company’s focus on customer service and resolution of customer operating problems has resulted in sales increases in each fiscal year. Acumedia experienced gains in the sales for scientific related uses and experienced gains within the products for detection of ecoli in water.

Within the Animal Safety Segment, sales of life science and other products increased by 13% in fiscal year 2008 in comparison with 2007 and by 6% in 2007 in comparison with the 2006 fiscal year. Increases in 2008 were due to new direct international customers and instrument placements for forensic customers Sales of forensic drug tests, TMB Substrates and diagnostic research kits each contributed to the sales growth as the Company continues to add business from the existing customer base as well as by adding new customers.

Vaccine product sales decreased by 25% in 2008 in comparison with 2007 after having experienced a 6% increase in fiscal 2007 in comparison with 2006. This fluctuation was due to the timing of purchases by key domestic and international distributors.

Sales of Hacco rodenticides and Hess and Clark disinfectants decreased 6% in fiscal year 2008 following an increase of 3% in fiscal 2007. Rodenticide revenue decreases in 2008 were due to cyclical downturns in the rodenticide market. In general, mild and dry weather conditions in the western United States have led to fewer infestations in 2008 and 2007. Internationally, sales of rodenticide products were up 24%.

Veterinary instruments and other sales increased in 2008 by 32% and increased by 4% in 2007. Fiscal year 2008 increases in Ideal Instrument veterinary product sales and sales of products obtained in the Kane acquisition were offset by declines in revenues related to equine supplements, certain wound care and other products. In 2007 increases were driven by 9% increase in sales of veterinary instruments.

COST OF GOODS SOLD

(dollars in thousands)	2008	Increase	2007	Increase	2006
Cost of Goods Sold	$49,185	18%	$41,575	17%	$35,427

Cost of goods sold increased by 18% in 2008 and by 17% in 2007 in comparison with the prior year. This compares against a 19% increase in revenues in 2008 and in 2007. Expressed as a percentage of revenues, cost of goods sold was 48%, 48% and 49% in 2008, 2007, and 2006 respectively. Overall margins in 2006 were affected negatively by costs related to relocation of operating facilities then located in Baltimore to Lansing.

Food Safety gross margins were 63%, 60% and 59% in 2008, 2007 and 2006, respectively. Changes in margins between periods relate primarily to changes in product mix. Margins improved from 2007 as the effects of efficiencies resulting from investments in manufacturing facilities and the change to automate the manufacture the ATP product.

Animal Safety gross margins were 38%, 41% and 43% in 2008, 2007 and 2006, respectively. Changes in margins between periods relate primarily to product mix. Gross margins in this segment were also adversely affected by a fall in rodenticide margins resulting from cost increases that have not yet been fully reflected in sales prices.

OPERATING EXPENSES

(dollars in thousands)	2008	Increase	2007	Increase	2006
Sales and Marketing	$20,648	12%	$18,463	17%	$15,799
General and Administrative	10,927	17%	9,301	25%	7,414
Research and Development	3,639	10%	3,295	10%	2,988

Sales and marketing expense categories increased by 12% in 2008 and by 17% in 2007 as compared with the prior year. As a percentage of sales, sales and marketing expense declined to 20% in 2008 but was unchanged in 2007 when compared to 2006. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally in the future and currently expects related expenses to remain between 20% and 22% expressed as a percentage of sales.

General and administrative expenses increased by 17% in 2008 and by 25% in 2007. These expenses have remained between 10% and 11% over the past three fiscal years. Increases in 2008 resulted primarily from the acquisitions as well as due to increased levels of operations. Increases in 2007 were related to increase levels of operations, litigation costs surrounding the Company’s detectable needle patents and added amortization related to business acquired.

Research and development expenses increased by 10% in 2008 and 2007 in comparison with 2007 and 2006. As a percentage of revenue these expenses were 4% in each the years ended May 31, 2008, 2007 and 2006, respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 4% to 6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Certain Company products require relatively less in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2008	Increase	2007	Increase	2006
Operating Income	$18,019	33%	$13,504	25%	$10,805

During fiscal year 2008 and 2007, the Company’s operating income increased by 33% and 25% as to compared to the respective prior year. As a percentage of revenues it was 18%, 16% and 15% in 2008, 2007 and 2006 respectively. The Company has been successful in improving its operating income in 2008 and 2007 from revenue growth from existing products and acquisitions and from control of manufacturing and distribution costs.

OTHER INCOME (NET)

(dollars in thousands)	2008	Increase	2007	Increase	2006
Other Income—Interest and Other (Net)	$479	29%	$371	706%	$46

Other income increased by 29% in comparison with 2007 and increased by 706% in 2007 in comparison with 2006. Interest revenue and expense is a result of the Company’s cash versus debt position in the periods. Investment earnings were $442,000 in 2008, $373,000 in fiscal 2007 and $80,000 in 2006. In 2006, the Company recognized grant income of $250,000 related to a grant from governmental units located in various states which offset interest expense on outstanding debt.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2008	Increase	2007	Increase	2006
Federal and State Income Taxes	$6,400	35%	$4,750	24%	$3,822

Federal and state income tax rates used in the computation of income tax expense in the periods remained comparable to those in the prior year. Expressed as a percentage of income before tax, such rates were 35% in 2008, 34% in 2007 and 35% in 2006.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2008	Increase	2007	Increase	2006
Net Income	$12,098	33%	$9,125	30%	$7,029
Net Income Per Share-Basic	$.84		$.66		$.57
Net Income Per Share-Diluted	$.81		$.64		$.55

Net income and net income per share increased by 33% in 2008 and 30% in 2007 in comparison with the prior year. As a percentage of revenue, net income was 12%, 11% and 10% in 2008, 2007 and 2006 respectively. All of the above factors contributed to the increase in net income.

FUTURE OPERATING RESULTS

Neogen Corporation’s future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below as well as those discussed elsewhere in this report. Management’s ability to grow the business in the future depends upon its ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities;

•	expanding the Company’s markets by fostering increased use of Company products by customers;

•	maintaining gross and net operating margins in changing cost environments;

•	strengthening sales and marketing activities in geographies outside of the U.S.;

•	developing and implementing new technology development strategies; and

•	identifying and completing acquisitions that enhance existing businesses or create new business areas.

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2008, the Company had $14,270,000 in cash and cash equivalents, working capital of $54,495,000 and stockholders’ equity of $111,248,000. In addition to cash and security balances, a bank line with unused borrowings of $10,000,000 was available if necessary to support ongoing operations or to make acquisitions.

Cash and cash equivalents increased $846,000 during 2008. Cash provided from operations was $7,873,000 and stock option exercise proceeds provided an additional $5,060,000 of cash. Additions to property and equipment and other non-current assets used cash of $2,471,000 including expenditures on automated equipment used in the production of Food Safety diagnostic test kits.

Accounts receivable increased $4,470,000 or 30% when compared to May 31, 2007. This resulted from increased sales, as a result of organic sales growth and acquisitions and some lengthening of average days outstanding for certain international accounts. These accounts are being actively managed and no losses there on are currently expected. Days sales outstanding increased from 54 days at May 31, 2007 to 58 days at May 31, 2008.

Inventory levels increased 45% or $8,683,000 in 2008 as compared to 2007. The change in inventory came from increases related to higher levels of sales, inventory of acquired companies, to new product introductions in food safety, increases to help provide for inventory cost stability and to aid in assurance of supplies in tightening markets and overall effects of inflation on inventory values. The Company has maintained a strategy of shipping inventory to many of its customers on a same day basis. Sufficient levels of inventory are maintained to assure that this strategy can be achieved.

The company has no construction in progress and facilities are generally believed to be adequate to support existing operations in the short run.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	1,130,000	327,000	506,000	297,000	—
Unconditional Purchase Obligations	14,327,000	14,327,000	—	—	—

	$15,457,000	$14,654,000	$506,000	$297,000	$—

Neogen has been profitable from operations for its last 61 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

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

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound. The Company’s investment in its foreign subsidiary is considered long-term; accordingly, it does not hedge the net investment nor does it generally engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d-15(e)) as of May 31, 2008 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the year ended May 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Neogen Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008 under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of May 31, 2008 the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited Neogen Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Neogen Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008, and our report dated August 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

August 12, 2008

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 proxy statement is included herein by reference.

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

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 55, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President & Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 48, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 64, joined the Company in November 1999 as Vice President & Chief Financial Officer. In 2007 he was appointed as Secretary of the Company. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 68, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 51, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class II and III diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 59, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 65, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 43, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. In June 2006, Ms. Morrical was named Vice President, Animal Safety. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 53, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Dr. Paul S. Satoh, age 71, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from the Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He has been Vice President for Basic and Exploratory Research since September 2001.

The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets several times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Jack C. Parnell, a Director of the Company, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway has been retained by Neogen to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $750 for up to ten hours of consulting. The agreement with Kahn, Soares & Conway is terminable by either party at the end of any month.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended May 31, 2008 and 2007, Ernst & Young billed Neogen for its services as follows:

Audit Fees: Fees for audit services totaled $242,000 in 2008 and $239,000 in 2007 including fees incurred for the annual audit of the Company’s consolidated financial statements, internal control over financial reporting, interim reviews of quarterly financial information, and consultations concerning accounting matters associated with the acquisitions and annual audit.

Audit-Related Fees: Fees for audit-related services totaled $6,000 in 2008 and $0 in 2007. Audit–related fees consist of services associated with accounting consultations that were not related to the annual audit.

Tax Fees: Fees associated with tax matters were incurred with the principal auditing firm in the amount of $5,000 and $12,000 in 2008 and 2007, respectively.

All Other Fees: There were no other fees incurred with the principal auditing firm in 2008 or 2007.

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

Dated: August 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	August 14, 2008

/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer	August 14, 2008

* Robert M. Book	Director

* A. Charles Fischer	Director

* Gordon E. Guyer, Ph.D.	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert	August 14, 2008
James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

4.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.2	Loan Agreement between Registrant and LaSalle Bank dated December 16, 2005 (Incorporated by reference to Exhibit 10.AC to the Registrant’s Current Report on Form 8-K dated December 16, 2005).

10.3	Amendment to LaSalle Bank Agreement dated April 25, 2007 (Incorporated by reference to exhibit 10.3 to the registrants annual report on form 10-K filed August 14, 2007).

10.4	Amendment to LaSalle Bank agreement dated January 9, 2008.

10.5	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002).

10.6	Neogen Corporation 401(k) Retirement Savings Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002).

10.7	Neogen Corporation 1997 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.8	Sale and purchase agreement between Registrant and UCB S.A. dated July 1, 2005, related to agreement to purchase of UCB’s food diagnostic business (Incorporated by reference to Exhibit 10.(H) to the Registrant’s Annual Report on Form 10-K filed August 15, 2005).

10.9	Neogen Corporation 2007 Stock Option Plan, (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-148283) filed December 21, 2007).

10.10	Asset purchase agreement between Neogen and Kane Enterprises dated August 24, 2007 (Incorporated by reference to Exhibit 10.9 to the Registrants current report on Form 8-K dated August 29, 2007).

21	Subsidiaries of the Registrant.

23(a)	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.2	Power of Attorney.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MAY 31, 2008

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—May 31, 2008 and 2007

Consolidated Statements of Income—Years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity—Years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended May 31, 2008, 2007 and 2006

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries (the Company) as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company adopted the Financial Accounting Standards Board statement No. 123 (R), Share-Based Payment following the modified retrospective method. As a result, prior year financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

August 12, 2008

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$14,270,000	$13,424,000
Accounts receivable, less allowance of $500,000 at May 31, 2008 and 2007	19,384,000	14,914,000
Inventories	27,799,000	19,116,000
Deferred income taxes	1,225,000	787,000
Prepaid expenses and other current assets	2,953,000	2,857,000

Total Current Assets	65,631,000	51,098,000

Property and Equipment
Land and improvements	1,146,000	1,057,000
Buildings and improvements	10,735,000	10,196,000
Machinery and equipment	15,295,000	14,000,000
Furniture and fixtures	818,000	745,000

	27,994,000	25,998,000
Less accumulated depreciation	(11,105,000)	(9,596,000)

Net Property and Equipment	16,889,000	16,402,000

Other Assets
Goodwill	30,617,000	24,448,000
Other non-amortizable intangible assets	3,435,000	3,181,000
Customer based intangibles, net of accumulated amortization of $1,988,000 and $1,215,000 at May 31, 2008 and 2007	6,139,000	6,182,000
Other non-current assets, net of accumulated amortization of $ 1,373,000 and $1,290,000 at May 31, 2008 and 2007	3,646,000	3,973,000

Total Other Assets	43,837,000	37,784,000

	$126,357,000	$105,284,000

See accompanying notes to consolidated financial statements.

-F1-

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2008	2007
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,505,000	$4,507,000
Accruals
Compensation and benefits	2,025,000	1,737,000
Federal income taxes	302,000	1,377,000
Other	2,304,000	2,417,000

Total Current Liabilities	11,136,000	10,038,000

Deferred Income Taxes	2,329,000	1,441,000
Other Long-Term Liabilities	1,644,000	1,860,000

Total Liabilities	15,109,000	13,339,000

Stockholders’ Equity

Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 20,000,000; 14,518,277 and 14,020,806 shares issued and outstanding	2,323,000	2,243,000
Additional paid-in capital	58,789,000	51,699,000
Accumulated other comprehensive income	421,000	386,000
Retained earnings	49,715,000	37,617,000

Total Stockholders’ Equity	111,248,000	91,945,000

	$126,357,000	$105,284,000

See accompanying notes to consolidated financial statements.

-F2-

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31
	2008	2007	2006
Net Sales	$102,418,000	$86,138,000	$72,433,000

Cost of Goods Sold	49,185,000	41,575,000	35,427,000

Gross Margin	53,233,000	44,563,000	37,006,000

Operating Expenses
Sales and marketing	20,648,000	18,463,000	15,799,000
General and administrative	10,927,000	9,301,000	7,414,000
Research and development	3,639,000	3,295,000	2,988,000

	35,214,000	31,059,000	26,201,000

Operating Income	18,019,000	13,504,000	10,805,000

Other Income (Expense)
Interest income	442,000	373,000	80,000
Interest expense	—	(15,000)	(283,000)
Grant income and other	37,000	13,000	249,000

	479,000	371,000	46,000

Income Before Income Taxes	18,498,000	13,875,000	10,851,000

Income Taxes	6,400,000	4,750,000	3,822,000

Net Income	$12,098,000	$9,125,000	$7,029,000

Net Income Per Share
Basic	$0.84	$0.66	$0.57
Diluted	$0.81	$0.64	$0.55

See accompanying notes to consolidated financial statements.

-F3-

Neogen Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Other Income (1)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 1, 2005	12,220,517	$1,955,000	$33,069,000	$136,000	$21,463,000	$56,623,000

Exercise of options and warrants, net of share based compensation, including $328,000 income tax benefit	232,179	38,000	1,664,000			1,702,000
Issuance of shares under Employee Stock Purchase Plan	16,297	3,000	147,000			150,000
Repurchase of common stock	(3,057)	(2,000)	(27,000)			(29,000)
Comprehensive income:
Net income for 2006					7,029,000	7,029,000
Foreign currency translation adjustments				(51,000)		(51,000)

Total comprehensive income						6,978,000

Balance, May 31, 2006	12,465,936	1,994,000	34,853,000	85,000	28,492,000	65,424,000

Issuance of Common Stock	975,000	156,000	12,838,000			12,994,000
Exercise of options and warrants, net of share based compensation, including $460,000 income tax benefit	565,586	90,000	3,825,000			3,915,000
Issuance of shares under Employee Stock Purchase Plan	14,284	3,000	183,000			186,000
Comprehensive income:
Net income for 2007					9,125,000	9,125,000
Foreign currency translation adjustments				301,000		301,000

Total comprehensive income						9,426,000

Balance, May 31, 2007	14,020,806	2,243,000	51,699,000	386,000	37,617,000	91,945,000

Exercise of options and warrants, net of share based compensation, including $747,000 income tax benefit	482,960	78,000	6,865,000			6,943,000
Issuance of shares under Employee Stock Purchase Plan	14,511	2,000	225,000			227,000
Comprehensive income:
Net income for 2008					12,098,000	12,098,000
Foreign currency translation adjustments				35,000		35,000

Total comprehensive income						12,133,000

Balance, May 31, 2008	14,518,277	$2,323,000	$58,789,000	$421,000	$49,715,000	$111,248,000

(1)	Other represents accumulated other comprehensive income

See accompanying notes to consolidated financial statements.

-F4-

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended May 31
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$12,098,000	$9,125,000	$7,029,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	3,516,000	2,840,000	2,417,000
Deferred income taxes	450,000	813,000	485,000
Share based compensation	1,892,000	1,293,000	1,240,000
Excess income tax benefit from the exercise of stock options	(747,000)	(460,000)	(328,000)
Other	253,000	367,000	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,869,000)	(1,798,000)	(1,346,000)
Inventories	(6,364,000)	(1,490,000)	(671,000)
Prepaid expenses and other current assets	(122,000)	(553,000)	(930,000)
Accounts payable	1,666,000	1,675,000	90,000
Accruals and other changes	(900,000)	(1,654,000)	3,573,000

Net Cash From Operating Activities	7,873,000	10,158,000	11,559,000

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(2,471,000)	(4,704,000)	(2,692,000)
Business and product line acquisitions, net of cash acquired	(10,147,000)	—	(20,658,000)

Net Cash Used In Investing Activities	(12,618,000)	(4,704,000)	(23,350,000)

Cash Flows From (Used In) Financing Activities
Net proceeds from issuance of common stock	—	12,994,000	—
Exercise of options	5,060,000	2,441,000	1,524,000
Repurchase of common stock	—	—	(29,000)
Proceeds from long-term debt	—	—	14,640,000
Payments on long-term debt	—	(9,955,000)	(4,685,000)
Excess income tax benefit from the exercise of stock options	747,000	460,000	328,000
Increase (Decrease) in other long-term liabilities	(216,000)	71,000	—

Net Cash From Financing Activities	5,591,000	6,011,000	11,778,000
Net Increase (Decrease) In Cash	846,000	11,465,000	(13,000)
Cash and cash equivalents at beginning of year	13,424,000	1,959,000	1,972,000

Cash and cash equivalents at end of year	$14,270,000	$13,424,000	$1,959,000

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$7,475,000	$3,295,000	$1,194,000
Interest paid	$—	$15,000	$283,000

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

Equity accounts have been adjusted to reflect 3-for-2 stock split as of the August 17, 2007 record date.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Only one customer accounted for more than 10% of accounts receivable at May 31, 2008 and 2007. As May 31, 2008 and 2007 the balance due from the customer was $2,536,000 or 12.8% and $1,312,000 and 8.5% respectively of the total of all outstanding accounts receivables.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value based on either their short maturity or current terms for similar instruments.

Cash and Cash Equivalents

Cash and cash equivalents are used to support current operations and may be invested to take advantage of short-term investment opportunities. The Company invests in only high quality, short-term investments with original maturity dates of less than 90 days. These securities are considered to be available-for-sale marketable securities. However, there were no significant differences between cost and estimated fair market value at May 31, 2008 and 2007. Additionally, since investments are short-term and carried to maturity, there were no realized gains and losses in 2008, 2007 or 2006. Cash equivalents included short term high grade commercial paper and certificates of deposit and amounted to $12,185,000 and $11,408,000 at May 31, 2008 and 2007 respectively.

-F6-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	2008	2007
Raw materials	$10,278,000	$7,884,000
Work-in-process	598,000	390,000
Finished goods	16,923,000	10,842,000

	$27,799,000	$19,116,000

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $2,360,000, $1,901,000 and $1,779,000 in 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. Other intangible assets include customer relationships’ trademarks, licenses, trade names and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis, such assets are reduced to their estimated fair value.

Long-lived Assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is first evaluated by comparing the carrying value of the long-lived assets to undiscounted future cash flows over the remaining useful life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the fair value of the long-lived assets is determined, and if lower than the carrying value, impairment is recognized.

-F7-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Reclassification

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

Stock Options

At May 31, 2008, the Company had stock option plans, which are described more fully in Note 4. Effective June 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised), Share-Based Payment.

The weighted-average fair value per share of options granted during 2008, 2007 and 2006, estimated on the date of grant using the Black-Scholes option pricing model, was $6.91, $5.69 and $4.25, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	4.6%	4.7%	4.9%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	34.2%	46.5%	44.5%
Expected option life	4.0 years	4.0 years	4.0 years

The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. The Company recognizes the cost of stock options using the straight-line method over their vesting periods.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, which generally is at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $3,888,000, $3,426,000 and $3,223,000 in 2008, 2007 and 2006, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred and amounted to approximately $3,600,000, $3,300,000 and $3,000,000 in 2008, 2007 and 2006 respectively.

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

-F8-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

No provision has been made for United States federal income taxes that may result from future remittances of the undistributed earnings of Neogen Europe, Ltd. because it is expected that such earnings will be reinvested overseas indefinitely.

Advertising Costs

Advertising costs are expensed as incurred and totaled $424,000, $393,000 and $364,000 in 2008, 2007, 2006, respectively.

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

	Year ended May 31,
	2008	2007	2006
Numerator for basic and diluted net income per share
Net income	$12,098,000	$9,125,000	$7,029,000

Denominator
Denominator for basic net income per share weighted average shares	14,474,000	13,791,000	12,370,000
Effect of dilutive stock options and warrants	525,000	370,500	315,000

Denominator for diluted net income per share	14,999,000	14,161,500	12,685,000
Net income per share
Basic	$.84	$.66	$.57
Diluted	$.81	$.64	$.55

In 2006, approximately 150,000 options were excluded from the computations of net income per share as the result of option prices exceeding the average market price of the common shares. No options were excluded in 2007 or 2008.

New Accounting Pronouncements

In December 2007, SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) was issued. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. (SFAS 160) was also issued. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

-F9-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and noncontrolling interests. The Company is required to adopt the provisions of both SFAS 141 (R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is currently evaluating the provisions of these pronouncements.

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

In 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. This Statement is effective for the Company beginning on June 1, 2009. The Company is currently evaluating its impact.

1.	Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by SFAS No. 142 as of the first day of the fourth quarter of 2008 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety
Balance, June 1, 2006	$16,886,000	$12,051,000
Goodwill acquisition valuation adjustments	(4,489,000)	—

Balance, May 31, 2007	12,397,000	12,051,000
Goodwill acquired	4,000	6,165,000

Balance, May 31, 2008	$12,401,000	$18,216,000

Non-amortizable intangible assets include licenses of $370,000, trademarks of $1,841,000, and customer relationship intangibles of $1,224,000 at May 31, 2008.

-F10-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,117,000	$482,000	$635,000
Covenants not to compete	260,000	249,000	11,000
Patents	2,622,000	559,000	2,063,000
Customer relationship intangibles	7,397,000	1,215,000	6,182,000

Balance, May 31, 2007	$11,396,000	$2,505,000	$8,891,000

Licenses	1,101,000	525,000	576,000
Covenants not to compete	95,000	63,000	32,000
Patents	3,007,000	785,000	2,222,000
Customer relationship intangibles	8,127,000	1,988,000	6,139,000

Balance, May 31, 2008	$12,330,000	$3,361,000	$8,969,000

Amortization expense for other intangibles totaled $1,156,000, $939,000 and $638,000 in 2008, 2007 and 2006, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $1,219,000 in 2009, $ 1,136,000 in 2010, $1,080,000 in 2011, $1,028,000 in 2012, and $976,000 in 2013. The other amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 17 years for patents, and 12 to 20 years for customer relationship intangibles.

2.	Business and Product Line Acquisitions.

The Consolidated Statements of Income reflect the results of operations for business and product line acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On August 24, 2007, Neogen Corporation purchased the operating assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000 and subject to certain post closing adjustments, consisted of $6,600,000 of cash. The allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,350,000 in goodwill and other intangible assets and $180,000 in assumed liabilities. The acquisition has been integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line.

On December 3, 2007, Neogen Corporation purchased the operating assets of Winnipeg, Manitoba based Rivard Instruments Inc. a manufacturer of veterinary instruments. Consideration for the purchase was cash of $3,469,000. The preliminary allocation of the purchase price consisted of $468,000 in inventory, $5,000 in fixed assets, $2,996,000 in goodwill and other intangible assets. The acquisition has been integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line.

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

-F11-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On December 19, 2005, Neogen Corporation purchased certain assets of the dairy antibiotics business of UCB FD Bioproducts, a division of Belgium based UCB Group. Consideration for the sale, including transaction costs of $500,000, was $17,100,000 in cash, and post closing adjustments. The allocation of the purchase price, included $1,000,000 of accounts receivable, $2,900,000 of inventory, $1,200,000 of fixed assets, $4,600,000 of goodwill and $7,400,000 of other intangibles. Other intangibles include $6,400,000 of amortizable assets (distributor agreement and acquired patents) that have been assigned nine to eleven year lives. The dairy antibiotic business is believed to be a strong synergistic fit into Neogen’s overall strategy of providing food and animal safety solutions. Intangible assets in this transaction are expected to be deducted for tax purposes as amortized. During the third quarter of fiscal 2007 the Company completed the allocation of the purchase price to the individual assets acquired and liabilities assumed, of UCB FD Bioproducts, which resulted in an increase of $1,000,000 and $1,950,000 to other nonamortizable assets and other non-current assets, respectively on the consolidated balance sheet and a decrease of $2,786,000 to goodwill compared to amounts reported as of May 31, 2006. The goodwill, along with the other assets and liabilities of UCB FD Bioproducts, are included in the Company’s Food Safety segment.

3.	Long-Term Debt

The Company has a financing agreement with a bank (nothing drawn at May 31, 2008) providing for an unsecured revolving line of credit of $10,000,000 that matures on December 1, 2009. Interest is at LIBOR plus 95 basis points (rate under the terms of the agreement was 3.46% at May 31, 2008), or Prime less 100 basis points (4.0% at May 31, 2008) at the company’s option. Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at May 31, 2008.

4.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company at an exercise price of not less than the fair market value of the stock on the date of grant under the terms of the Company’s stock option plans. The number of shares initially authorized for issuance under the plans is 5,074,219. Remaining shares available for grant under stock option plans were 983,000, 599,000 and 804,000 at May 31, 2008, 2007 and 2006, respectively. Options vest over periods ranging from three to five years and option terms are generally five years.

-F12-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option plan activity:

	Shares	Weighted-Average Exercise Price
Outstanding at June 1, 2005 (683,598 exercisable)	1,828,679	$8.21
Granted	303,375	12.27
Exercised	(258,855)	4.77
Forfeited	(31,041)	11.15

Outstanding at May 31, 2006 (867,947 exercisable)	1,842,158	9.35
Granted	322,500	13.53
Exercised	(636,018)	7.28
Forfeited	(14,939)	9.43

Outstanding at May 31, 2007 (688,011 exercisable)	1,513,701	11.10
Granted	389,756	20.54
Exercised	(473,189)	9.02
Forfeited	(20,791)	14.03

Outstanding at May 31, 2008 (517,983 exercisable)	1,409,477	14.36

The following is a summary of stock options outstanding at May 31, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 2.51 – $ 5.01	11,020	1.84	$3.55	11,020	$3.55
5.02 – 7.52	26,673	3.79	6.95	26,673	6.95
10.03 – 12.53	573,176	3.17	11.34	336,491	11.00
12.54 – 15.04	412,602	4.01	13.56	143,799	13.59
20.06 – 22.56	369,006	4.44	20.33	—	—
25.07	17,000	9.37	25.07	—	—

2.51 – 25.07	1,409,477	3.83	14.36	517,983	11.35

The weighted-average exercise price of shares that were exercisable at May 31, 2007 and 2006 was $9.72 and $7.88, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $7,900,000 and $5,500,000 at May 31, 2006, $10,826,000 and $5,869,000 at May 31, 2007 and $16,879,000 and $7,762,000 at May 31, 2008. The aggregate intrinsic value of options exercised during the year was $1,987,000 in FY 2006 and $6,547, 000 in FY 2007 and $6,783,000 in FY 2008. Remaining compensation cost for non-vested shares was $2,274,000 at May 31, 2008.

-F13-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes warrant activity with non-employees that are expensed at fair value upon grant. All warrants are exercisable for common stock of the Company and expire through 2012.

	Shares	Weighted-Average Exercise Price
Outstanding warrants at June 1, 2005	72,938	$8.77
Warrants exercised during the year	(5,625)	3.67
Warrants granted during the year	16,500	11.74
Warrants forfeited during the year	(1,875)	3.67

Outstanding warrants at May 31, 2006	81,938	9.69
Warrants exercised during the year	(9,375)	6.99
Warrants granted during the year	12,000	13.53
Warrants forfeited during the year	(3,750)	9.43

Outstanding warrants at May 31, 2007	80,813	10.58
Warrants exercised during the year	(26,813)	8.14
Warrants granted during the year	—	—
Warrants forfeited during the year	—	—

Outstanding warrants at May 31, 2008	54,000	11.79

Common stock totaling 100,000 shares is reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan give eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensations) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 14,511, 9,523 and 10,865 in 2008, 2007 and 2006, respectively.

5.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2008	2007	2006
Current:
U.S. Federal and foreign	$5,600,000	$3,989,000	$3,217,000
State	350,000	(52,000)	296,000
Deferred	450,000	813,000	309,000

	$6,400,000	$4,750,000	$3,822,000

-F14-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2008	2007
Deferred income tax liabilities
Depreciation and amortization	$(3,066,000)	$(2,339,000)
Intangible assets and other	927,000	526,000

	(2,139,000)	(1,813,000)
Deferred income tax assets
Inventories and accounts receivable	735,000	859,000
Acquired net operating loss carry forward	300,000	300,000

	1,035,000	1,159,000

Net deferred income tax liabilities	$(1,104,000)	$(654,000)

Net operating loss carry forward resulting in a deferred tax asset of $300,000 will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2008	2007	2006
Tax at U.S. statutory rates	$6,374,000	$4,756,000	$3,698,000
Tax credits and other	(194,000)	28,000	(68,000)
Provisions for state income taxes, net of federal benefit	220,000	(34,000)	192,000

	$6,400,000	$4,750,000	$3,822,000

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at May 31, 2008. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006.

6.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. Remaining anticipated cost of remediation through 2024 have been discounted at 4% and recorded within other long term liabilities in the consolidated balance sheet at its net present value of $858,000 at May 31, 2008. Estimated payments over the succeeding five years are $90,000 annually, with $1,080,000 due thereafter.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense under the terms of these agreements for was $1,231,000, $1,124,000 and $911,000 for 2008, 2007 and 2006, respectively.

-F15-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2008, 2007 and 2006 was $326,000, $346,000 and $239,000, respectively. Future minimum rental payments for these leases over the remaining terms are as follows: 2009 - $327,000; 2010 - $282,000; 2011 - $224,000; 2012 - $172,000 and 2013 - $125,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

7.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to 15% of compensation, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $476,000, $409,000 and $348,000 in 2008, 2007 and 2006, respectively.

8.	Segment Information

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

-F16-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2008
Net sales to external customers	$57,664,000	$44,754,000	$—	$102,418,000
Operating income	14,245,000	4,972,000	(1,198,000)	18,019,000
Depreciation and amortization	2,495,000	1,021,000	—	3,516,000
Interest income	—	—	442,000	442,000
Interest expense	—	—	—	—
Income taxes	5,060,000	1,766,000	(426,000)	6,400,000
Total assets	60,951,000	52,236,000	13,170,000	126,357,000
Expenditures for long-lived assets	1,850,000	621,000	—	2,471,000

2007
Net sales to external customers	$47,165,000	$38,973,000	$—	$86,138,000
Operating income	9,619,000	4,845,000	(960,000)	13,504,000
Depreciation and amortization	1,952,000	888,000	—	2,840,000
Interest income	—	—	373,000	373,000
Interest expense	—	—	15,000	15,000
Income taxes	3,383,000	1,704,000	(337,000)	4,750,000
Total assets	55,426,000	39,104,000	10,754,000	105,284,000
Expenditures for long-lived assets	3,692,000	1,012,000	—	4,704,000

2006
Net sales to external customers	$34,922,000	$37,511,000	$—	$72,433,000
Operating income	6,753,000	6,083,000	(2,031,000)	10,805,000
Depreciation and amortization	1,593,000	824,000	—	2,417,000
Interest income	—	—	80,000	80,000
Interest expense	—	—	283,000	283,000
Income taxes	2,369,000	2,134,000	(681,000)	3,822,000
Total assets	52,869,000	35,970,000	(549,000)	88,290,000
Expenditures for long-lived assets	2,049,000	643,000	—	2,692,000

(1)	Includes corporate assets, consisting of marketable securities, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Sales to customers outside the United States amounted to $39,333,000 or 38% of consolidated sales in 2008 and $32,727,000 or 38% of consolidated sales in 2007, $20,750,000 or 29% in 2006 and were derived primarily in the geographic areas of South and Central America, Canada, Asia and Europe. Revenues from one Food Safety distributor customer were 11.9% in 2008 and 11.8% in 2007 of total revenues. No other customer represented revenues in excess of 10% of consolidated net sales.

9.	Government Grant

The Company received a $500,000 grant from Ingham County in fiscal 2005 that was restricted for the purchase of machinery and equipment at its location in Lansing, Michigan. The grant was repayable in cash plus interest to the extent not offset by allowances for new employees hired in Lansing over a period of 6 years. Grant monies received from the County for eligible purchases were initially recognized as a long-term liability. The liability is reduced and other income was recognized for the allowances granted as eligible new employees were hired. The Company recognized other income of $250,000 in 2006 related to the grant. As the grant was completed, no income was recognized in 2008 or in 2007.

-F17-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.	Stock Repurchase

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s common stock. As of May 31, 2006, 892,885 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $5,226,000. There were no purchases in 2008 or 2007. Shares purchased under this buy-back program were retired.

11.	Subsequent Events

On June 3, 2008, Neogen Corporation formed a new subsidiary in Mexico jointly with its long-time distributor, headquartered in Mexico City. The new company will distribute the Company’s Food Safety and Animal Safety products throughout Mexico.

On July 1, 2008, Neogen Corporation purchased 14 different product formulations from DuPont Animal Health Solutions. The products are used for animal health and hygiene applications and are expected to be a synergistic fit for the existing Animal Safety product lines. Total consideration for this purchase was $7,000,000. Under certain circumstances related to future sales levels additional consideration of up to $5,000,000 may be paid.

12.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2006	November 2006	February 2007	May 2007
	(In thousands, except per share data)
Net sales	$22,220	$22,189	$21,054	$20,675
Gross margin	10,320	11,709	10,950	11,584
Net income	2,406	2,426	1,990	2,303
Basic net income per share (1)	.18	.18	.14	.16
Diluted net income per share (1)	.17	.17	.14	.16

	Quarter Ended
	August 2007	November 2007	February 2008	May 2008
	(In thousands, except per share data)
Net sales	$22,909	$27,210	$25,180	$27,119
Gross margin	12,297	14,171	12,663	14,102
Net income	3,011	3,254	2,658	3,175
Basic net income per share	.21	.23	.19	.22
Diluted net income per share	.21	.22	.18	.21

(1)	Net income per share has been adjusted to reflect 3-for-2 stock split as of August 17, 2007.

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

-F18-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Year Ended May 31:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs	Balance at End of Year
Valuation Allowance for Accounts Receivable:
2008	$500,000	$54,000	$54,000	$500,000
2007	530,000	30,000	60,000	500,000
2006	531,000	165,000	166,000	530,000

Year Ended May 31:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs	Balance at End of Year
Valuation Allowance for Inventories:
2008	$510,000	$380,000	$190,000	$700,000
2007	487,000	442,000	419,000	510,000
2006	471,000	433,000	417,000	487,000

-F19-