Form 10-Q
period 2008-08-31
NEOGEN CORP
filed 2008-10-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

As of October 1, 2008, there were 14,581,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2008	May 31, 2008
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,654	$14,270
Accounts receivable, less allowance of $500	21,480	19,384
Inventories	29,955	27,799
Deferred income taxes	1,225	1,225
Prepaid expenses and other current assets	2,690	2,953

TOTAL CURRENT ASSETS	65,004	65,631

NET PROPERTY AND EQUIPMENT	16,756	16,889

OTHER ASSETS
Goodwill	38,364	30,617
Other non-amortizable intangible assets	3,435	3,435
Customer based intangibles, net of accumulated amortization of $2,089 and $1,988	5,540	6,139
Other non-current assets, net of accumulated amortization of $1,484 and $1,373	3,972	3,646

	51,311	43,837

	$133,071	$126,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,822	$6,505
Accrued compensation	1,801	2,025
Income taxes	2,444	302
Other accruals	1,777	2,304

TOTAL CURRENT LIABILITIES	12,844	11,136

DEFERRED INCOME TAXES	2,329	2,329
OTHER LONG-TERM LIABILITIES	1,626	1,644

TOTAL LIABILITIES	16,799	15,109

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 14,581,235 shares issued and outstanding at August 31, 2008; 14,518,277 shares issued and outstanding at May 31, 2008	2,333	2,323
Additional paid-in capital	59,951	58,789
Accumulated other comprehensive income	540	421
Retained earnings	53,448	49,715

TOTAL STOCKHOLDERS’ EQUITY	116,272	111,248

	$133,071	$126,357

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2008	2007
	(In thousands, except per share amounts)
Net sales	$28,805	$22,909
Cost of goods sold	14,001	10,612

GROSS MARGIN	14,804	12,297

OPERATING EXPENSES
Sales and marketing	5,619	4,678
General and administrative	2,580	2,330
Research and development	952	742

	9,151	7,750

OPERATING INCOME	5,653	4,547

OTHER INCOME
Interest income	65	170
Other income (expense)	140	(6)

	205	164

INCOME BEFORE INCOME TAXES	5,858	4,711
INCOME TAXES	2,125	1,700

NET INCOME	$3,733	$3,011

NET INCOME PER SHARE
Basic	$.26	$.21

Diluted	$.25	$.21

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional Paid-in Capital	Minority Interest and Other(1)	Retained Earnings	Total
	Common Stock
	Shares	Amount
	(In thousands)
Balance, June 1, 2008	14,518,277	$2,323	$58,789	$421	$49,715	$111,248
Issuance of shares common stock under equity compensation plans, including $119,000 of excess income tax benefit	57,576	9	1,154			1,163
Issuance of shares under employee stock purchase plan	5,382	1	8			9
Minority interest in Mexican Subsidiary				448		448
Comprehensive income:
Net income for the three months ended August 31, 2008					3,733	3,733
Foreign currency translation adjustments				(329)		(329)

Total comprehensive income ($3,084 in the three months ended August 31, 2007)						3,404

Balance, August 31, 2008	14,581,235	$2,333	$59,951	$540	$53,448	$116,272

(1)	Other represents accumulated other comprehensive income and minority interest.

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,733	$3,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	948	818
Share based compensation	474	408
Income tax benefit from stock plan transactions	(119)	(74)
Other	(329)	27
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,917)	(2,328)
Inventories	(1,936)	(1,329)
Prepaid expenses and other current assets	296	221
Accounts payable and accruals	1,685	(1,034)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,835	(280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(578)	(564)
Payments for business acquisitions	(7,672)	(6,601)

NET CASH USED IN INVESTING ACTIVITIES	(8,250)	(7,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of other long-term liabilities	(18)	(22)
Net proceeds from issuance of common stock	698	755
Excess income tax benefit from the exercise of stock options	119	74

NET CASH PROVIDED BY FINANCING ACTIVITIES	799	807

DECREASE IN CASH	(4,616)	(6,638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,270	13,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,654	$6,786

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2008 is not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2009. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2008 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at August 31, 2008. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31,	May 31,
	2008	2008
	(In thousands)
Raw materials	$12,446	$10,278
Work-in-process	701	598
Purchased finished and finished goods	16,808	16,923

	$29,955	$27,799

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended
	August 31,
	2008	2007
	(In thousands except
	per share amounts)
Numerator for basic and diluted net income per share:
Net income	$3,733	$3,011

Denominator:
Denominator for basic net income per share-weighted average shares	14,542	14,052
Effect of dilutive stock options and warrants	489	522

Denominator for diluted net income per share	15,031	14,574
Net income per share:
Basic	$.26	$.21

Diluted	$.25	$.21

4. STOCK REPURCHASE

The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the Company’s Common Stock. As of August 31, 2008, the Company has cumulatively purchased 893,000 shares in negotiated and open market transactions. No shares were purchased in the first three months of fiscal year 2009 or 2008. Shares purchased under this buy-back program were retired.

5. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, food borne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of veterinary instruments, rodenticides and disinfectants and a complete line of consumable products to veterinarians and animal health product distributors.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on sales and operating income of the respective segments.

Segment information as of and for the three months ended August 31, 2008 and 2007 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2009
Net sales to external customers	$15,549	$13,256	$—	$28,805
Operating income (reduction)	3,997	1,905	(249)	5,653
Total assets	$62,982	$61,539	$8,550	$133,071

Fiscal 2008
Net sales to external customers	$13,759	$9,150	$—	$22,909
Operating income (reduction)	3,931	851	(235)	4,547
Total assets	$59,095	$46,173	$3,566	$108,834

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the three months ended August 31, 2008 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2008	1,409,477	$14.36
Granted	264,000	27.28
Exercised	56,492	10.62

Options outstanding at August 31, 2008	1,616,985	16.60

Options outstanding at August 31, 2008 had a weighted-average remaining contractual term of 4.0 years. At August 31, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $15,306,000 and $7,187,000, respectively. The aggregate intrinsic value of options exercised during the three-month periods ended August 31, 2008 and 2007 was $951,000 and $1,619,000, respectively. The 1997 Stock Option Plan expired August 14, 2007. Exercise prices for options outstanding as of August 31, 2008 ranged from $3.33 to $27.28. At August 31, 2008 there was $3,740,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the three months ended August 31, 2008 and 2007 the Company recorded $474,000 and $408,000 compensation expense related to its share-based awards.

In 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities . This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. This Statement is effective for the Company beginning on June 1, 2009. The statement is not expected to have a material impact on the financial statements.

The grant date fair value of options granted during the three months ended August 31, 2008 using the Black-Scholes option pricing model was $8.22 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	2.9%
Expected dividend yield	0%
Expected stock price volatility	32.8%
Expected option life	4.0 years

The risk-free rate reflects the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data related to option exercises and employee terminations to determine the expected option life.

The Company has 49,500 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) is effective for the Company for business combinations closed on or after June 1, 2009. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. (SFAS 160) was also issued, and is effective for the company on June 1, 2009.

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

In 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities . This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. This Statement is effective for the Company beginning on June 1, 2009. The statement is not expected to have a material impact on the financial statements.

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

On June 30, 2008, Neogen Corporation purchased a disinfectant business from DuPont Animal Health Solutions. The products are used in animal health hygiene applications. Assets acquired include 14 different product formulations, associated registrations, patents, trademarks, and other intangibles. As a part of the acquisition the Company obtained the right to distribute certain other related DuPont products in North America. DuPont will distribute certain of the newly acquired Neogen products in other important international markets. Consideration for the purchase was $7,000,000 with potential additional payments of up to $5,000,000 based upon future revenues. On a preliminary basis, the purchase price has been assigned to intangible assets.

Each of the above acquisitions have been integrated into the Lexington, Kentucky operations and are expected to be strong synergistic fits with the Company’s Animal Safety product line. Results of operations have been included as of the date of acquisition.

On June 3, 2008, Neogen Corporation formed a subsidiary in Mexico, Neogen LatinoAmerica SPA to acquire its former distributor. 40% of the new business is owned by Neogen Corporation’s former Mexican distributor in Mexico. The new company will distribute the Company’s food and animal safety products throughout Mexico. On a preliminary basis the consideration was allocated $462,000 to current assets, $30,000 to fixed assets and the remainder to intangible assets.

10. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2008 or May 31, 2008) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 95 basis points (rate under terms of the agreement was 3.42% at August 31, 2008) or prime less 100 basis points (4.00% at August 31, 2008) at the Company’s option. Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at August 31, 2008.

11. Fair Value Measurements

Effective June 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities measured on a recurring basis. This Statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Consolidated Financial Statements as a result of the adoption of this Statement. This Statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of August 31, 2008 (in thousands):

	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:

Cash and cash equivalents	$9,654	$9,654

	$9,654	$9,654	—	—

Liabilities:	$—	$—	$—	$—

	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following critical accounting policies and estimates reflect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

Equity Compensation Plans

Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, (SFAS 123(R)) addresses the accounting for share-based employee compensation. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 6 to the consolidated financial statements. SFAS 123(R) requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

New Accounting Pronouncements

See note 7 to Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation revenues increased by 26% in the first quarter of FY-09 to $28.8 million as compared to $22.9 million in the first quarter of FY-08. Food Safety sales increased by 13% and Animal Safety sales increased by 45% in comparison with the first quarter of the prior year. Overall animal safety sales were aided by the Rivard, Kane and DuPont acquisitions. Both segments reported a 13% increase in organic revenue. Sales to the international markets reached 42% of total revenues for the first time ever with strong contributions from Neogen’s European subsidiary. Gross margins decreased from 54% to 51% and operating margins remained at 20%. The decline in gross margins was a result of a change in product mix with a greater proportion of revenues from non-diagnostic products in the quarter including products obtained in the Kane and DuPont acquisitions.

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

	Three Months Ended August 31
	2008	2007	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$8,038	$7,102	$936	13.2
Bacteria & General Sanitation	4,551	4,267	284	6.7
Dehydrated Culture Media & Other	2,960	2,390	570	23.8

	15,549	13,759	1,790	13.0

Animal Safety
Life Sciences & Equine Vaccines	1,837	1,803	34	1.9
Rodenticides & Disinfectants	4,874	2,820	2,054	72.8
Veterinary Instruments & Other	6,545	4,527	2,018	44.6

	13,256	9,150	4,106	44.9

Total Sales	$28,805	$22,909	$5,896	25.7

During the first quarter of FY-09, Food Safety revenues increased 13% in comparison with FY-08. Natural Toxin, Allergen and Drug Residue sales increased by 13%, in comparison with the prior year. Diagnostic tests for natural toxins increased by 12% led by increases in sales of test kits for aflatoxin, DON and histamine. Diagnostic test kits for food allergens increased by 48% with growth in sales of test kits for milk, peanut and egg allergens particularly strong. Sales of diagnostic products for bacteria and general sanitation increased 7% in comparison with FY-08 as Neogen’s tests to detect harmful pathogens like E.coli, Salmonella and Listeria were up 14% in comparison with the prior year. Sales of dehydrated culture media and other products increased by 24% over the prior year.

During the first quarter of FY-09, Animal Safety revenues increased by 45% overall in comparison with FY-08. Life sciences and vaccine sales contributed by increasing 2% in comparison with the prior year. Products going to life science markets increased 6% while vaccine sales decreased by 9% in FY-09 in comparison with FY-08, due to the timing of large distributor orders. Rodenticide and Disinfectant Sales increased by 73% in comparison with FY-08 following the June acquisition of DuPont cleaners and disinfectants business. Rodenticide sales to domestic customers in the first quarter of FY-09 increased by 14%, as compared to the first quarter of FY-08. Veterinary instrument and other sales increased by 45% in comparison with the prior year and was helped by the sales of products acquired in the Rivard and Kane acquisitions.

Gross margins decreased from 53.7% in the first quarter of FY-08 to 51.4% in FY-09. This resulted from a change in product mix, principally emanating from the Kane and DuPont acquisitions. Operating margins in the first quarter decreased from 19.8% to 19.6% of sales in FY-09 as compared with FY-08. Sales and marketing expenses as expressed as a percentage of revenues decreased from 20.4% to 19.5%. General and administrative expenses decreased from 10.2% of revenues in FY-08 to 9.0% of revenues in FY-09. The decrease in sales and marketing and general and administrative expenses as a percentage of revenues is the direct effect of the acquisitions during the year that contributed revenue dollars without commensurate increase in distribution or administrative cost. Research expense, growing $210,000 in absolute dollars, increased as a percent of revenues from 3.2% to 3.3%. As a result of increased research and development efforts, management expects this expense as a percentage of revenues to increase during the year.

Financial Condition and Liquidity

Net cash proceeds of $1,172,000 were realized with the exercise of 63,000 stock options and issuance of shares under the Employee Stock Purchase Plan during the first quarter of FY-09. While accounts receivable and inventories grew to accommodate increases in operations, $2,835,000 in cash was generated from operations. Inflation and changing prices are not expected to have a material effect on operations, as the management believes it has and will be successful in offsetting increased input cost with price increases.

Management believes that the Company’s existing cash balances at August 31, 2008, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of the Company’s future financing needs.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2008 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the three months ended August 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: October 10, 2008
/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
Dated: October 10, 2008
/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer