Form 10-Q
period 2008-11-30
NEOGEN CORP
filed 2009-01-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of January 1, 2009, there were 14,726,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2008	May 31, 2008
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,721	$14,270
Accounts receivable, less allowance of $550 and $500	21,581	19,384
Inventories	31,262	27,799
Deferred income taxes	1,225	1,225
Prepaid expenses and other current assets	2,673	2,953

TOTAL CURRENT ASSETS	69,462	65,631

NET PROPERTY AND EQUIPMENT	16,772	16,889

OTHER ASSETS
Goodwill	37,718	30,617
Other non-amortizable intangible assets	3,435	3,435
Customer based intangibles, net of accumulated amortization of $2,291 and $1,988	5,353	6,139
Other non-current assets, net of accumulated amortization of $1,559 and $1,373	4,197	3,646

	50,703	43,837

	$136,937	$126,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,785	$6,505
Accrued compensation	1,812	2,025
Income taxes	2,378	302
Other accruals	1,962	2,304

TOTAL CURRENT LIABILITIES	11,937	11,136

DEFERRED INCOME TAXES	2,329	2,329
OTHER LONG-TERM LIABILITIES	1,819	1,644

TOTAL LIABILITIES	16,085	15,109

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 14,725,621 shares issued and outstanding at November 30, 2008; 14,518,277 shares issued and outstanding at May 31, 2008	2,356	2,323
Additional paid-in capital	62,245	58,789
Accumulated other comprehensive income	(1,098)	421
Retained earnings	57,349	49,715

TOTAL STOCKHOLDERS’ EQUITY	120,852	111,248

	$136,937	$126,357

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(In thousands, except per share amount)
Net sales	$31,187	$27,210	$59,992	$50,118
Cost of goods sold	15,062	13,039	29,063	23,650

GROSS MARGIN	16,125	14,171	30,929	26,468

OPERATING EXPENSES
Sales and marketing	6,013	5,456	11,632	10,134
General and administrative	3,032	2,862	5,612	5,192
Research and development	1,219	1,055	2,171	1,797

	10,264	9,373	19,415	17,123

OPERATING INCOME	5,861	4,798	11,514	9,345

OTHER INCOME
Interest income	69	100	134	270
Other income	171	206	311	200

	240	306	445	470

INCOME BEFORE INCOME TAXES	6,101	5,104	11,959	9,815
INCOME TAXES	2,200	1,850	4,325	3,550

NET INCOME	$3,901	$3,254	$7,634	$6,265

NET INCOME PER SHARE
Basic	$.27	$.23	$.52	$.44

Diluted	$.26	$.22	$.51	$.42

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional Paid-in Capital	Other(1)	Retained Earnings	Total
	Common Stock
	Shares	Amount
		(In thousands except share amounts)
Balance, June 1, 2008	14,518,277	$2,323	$58,789	$421	$49,715	$111,248
Issuance of shares common stock under equity compensation plans, including $345 of excess income tax benefit	201,962	32	3,448			3,480
Issuance of shares under employee stock purchase plan	5,382	1	8			9
Comprehensive income:
Net income for the six months ended November 30, 2008					7,634	7,634
Foreign currency translation adjustments				(1,519)		(1,519)

Total comprehensive income ($6,405 in the six months ended November 30, 2007)						6,115

Balance, November 30, 2008	14,725,621	$2,356	$62,245	($1,098)	$57,349	$120,852

(1)	Other represents accumulated other comprehensive income.

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,634	$6,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,950	1,639
Share based compensation	1,051	970
Income tax benefit from stock plan transactions	(345)	(327)
Other	3	(122)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,946)	(3,725)
Inventories	(4,102)	(2,102)
Prepaid expenses and other current assets	211	(78)
Accounts payable and accruals	1,661	(318)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,117	2,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,501)	(975)
Payments for business acquisitions	(7,672)	(6,678)

NET CASH USED IN INVESTING ACTIVITIES	(9,173)	(7,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) Reductions of other long-term liabilities	172	(99)
Net proceeds from issuance of common stock	1,990	2,214
Excess income tax benefit from the exercise of stock options	345	327

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,507	2,442

DECREASE IN CASH	(1,549)	(3,009)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	14,270	13,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,721	$10,415

See notes to interim unaudited consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2009. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2008 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at November 30, 2008. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2008	May 31, 2008
	(In thousands)
Raw materials	$10,967	$10,278
Work-in-process	330	598
Purchased finished and finished goods	19,965	16,923

	$31,262	$27,799

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$3,901	$3,254	$7,634	$6,265
Denominator:
Denominator for basic net income per share weighted average shares	14,651	14,267	14,596	14,253
Effect of dilutive stock options and warrants	471	579	479	563

Denominator for diluted net income per share	15,122	14,846	15,075	14,816
Net income per share:
Basic	$.27	$.23	$.52	$.44

Diluted	$.26	$.22	$.51	$.42

4. STOCK REPURCHASE

In December 2008, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Common Stock and rescinded a program under which it had cumulatively purchased 893,000 shares in negotiated and open market transactions in years prior to fiscal year 2005. Shares purchased under this buy-back program were retired. No shares were purchased in fiscal years 2008 or 2009.

5. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, drug residues, foodborne bacteria, food allergens, pesticide residues, disease infections and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of veterinary instruments, rodenticides and disinfectants and offers a complete line of consumable products to veterinarians and animal health product distributors.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on sales and operating income of the respective segments.

Segment information as of and for the three months ended November 30, 2008 and 2007 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
		(In thousands)
Fiscal 2009
Net sales to external customers	$15,379	$15,808	$—	$31,187
Operating income (reduction)	3,673	2,540	(352)	5,861
Total assets	$61,255	$64,065	$11,617	$136,937

Fiscal 2008
Net sales to external customers	$14,474	$12,736	$—	$27,210
Operating income (reduction)	3,492	1,625	(319)	4,798
Total assets	$57,934	$47,112	$9,882	$114,928

Segment information as of and for the six months ended November 30, 2008 and 2007 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2009
Net sales to external customers	$30,928	$29,064	$—	$59,992
Operating income (reduction)	7,670	4,445	(601)	11,514

Fiscal 2008
Net sales to external customers	$28,232	$21,886	$—	$50,118
Operating income (reduction)	7,424	2,477	(556)	9,345

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the six months ended November 30, 2008 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2008	1,409,477	$14.36
Granted	278,000	27.16
Exercised	210,762	10.42
Forfeited	5,950	16.11

Options outstanding at November 30, 2008	1,470,765	17.37

Options outstanding at November 30, 2008 had a weighted-average remaining contractual term of 4.0 years. At November 30, 2008, the aggregate intrinsic values of options outstanding and options exercisable were $8,997,000 and $5,554,000 respectively. The aggregate intrinsic value of options exercised during the three and six month periods ended November 30, 2008 and 2007 was $1,583,000 and $2,534,000 respectively. Exercise prices for options outstanding as of November 30, 2008 ranged from $3.33 to $27.28. At November 30, 2008 there was $3,366,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the three and six months ended November 30, 2008 and 2007 the Company recorded $577,000 and $562,000 and $1,051,000 and $ 970,000 respective of compensation expense related to its share-based awards.

The grant date fair value of options granted during the six months ended November 30, 2008 using the Black-Scholes option pricing model was $7.25 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	2.3%
Expected dividend yield	0%
Expected stock price volatility	32.8%
Expected option life	4.0 years

The risk-free rate reflects the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data related to option exercises and employee terminations to determine the expected option life.

The Company has 37,500 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) is effective for the Company for business combinations closed on or after June 1, 2009. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. (SFAS 160) was also issued, and is effective for the company on June 1, 2009. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and noncontrolling interests.

The Company is currently evaluating the provisions of these pronouncements, however it expects the potential impact on its consolidated financial statements will not be material.

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

9. BUSINESS AND PRODUCT LINE ACQUISITIONS

On August 24, 2007, Neogen Corporation purchased the operating assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000 and subject to certain post closing adjustments, consisted of $6,600,000 of cash. The allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,450,000 in goodwill and other intangible assets and $280,000 in assumed liabilities.

On December 3, 2007, Neogen Corporation purchased the operating assets of Winnipeg, Manitoba based Rivard Instruments Inc., a manufacturer of veterinary instruments. Consideration for the purchase was cash of $3,469,000. The preliminary allocation of the purchase price consisted of $468,000 in inventory, $5,000 in fixed assets, $2,996,000 in goodwill and other intangible assets.

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

On June 3, 2008, Neogen Corporation formed a subsidiary in Mexico, Neogen LatinoAmerica SPA to acquire its former distributor. The new business is 40% owned by Neogen Corporation’s former Mexican distributor in Mexico, with the remainder owned by Neogen. The new company will distribute the Company’s food and animal safety products throughout Mexico. On a preliminary basis the consideration of $672,000 was allocated $462,000 to current assets, $30,000 to fixed assets and the remainder to intangible assets.

10. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at November 30, 2008 or May 31, 2008) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 125 basis points (rate under terms of the agreement was 2.97% at November 30, 2008). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios as well as specified levels of tangible net worth, all of which are complied with at November 30, 2008.

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

The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of November 30, 2008 (in thousands):

	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$12,721	$12,721

	$12,721	$12,721	—	—

Liabilities:	$—	$—	$—	$—

	$—	$—	$—	$—

(1)	Cash equivalents are bank certificates of deposits in denominations $250,000 or less and maturities of 90 days or less.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

New Accounting Pronouncements

See note 7 to Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation revenues increased by 15% in the second quarter to $31.2 million and by 20% to $60.0 million for the six-month period ended November 30, 2008 when compared to the prior year. Food Safety sales increased by 6% and 10% in the quarter and in the six-month period ended November 30, 2008, respectively. Animal Safety sales increased by 24% and 33% in the quarter and in the six-month period ended November 30, 2008, respectively. Exclusive of the revenues from the Kane Enterprises, Rivard and DuPont acquisitions, overall revenues increased 5% and 8% in the second quarter and year-to-date periods, respectively. Gross margins decreased from 52.1% in the November 2007 quarter to 51.7% in the November 2008 quarter and declined from 52.8% to 51.6% on a year-to-date basis. The effects of changes in currency values, product mix and acquisitions were the most significant contributors in the reduction in gross margins. Operating margins increased in the quarter and six-month periods from 17.6% to 18.8% and from 18.6% to 19.2% respectively. The gains were the result of continuing cost control efforts and the effect of the acquisitions.

Three and six months ended November 30, 2008, compared to the three and six months ended November 30, 2007.

	Three Months Ended November 30
	2008	2007	Increased (Decreased)%
Food Safety
Natural Toxins, Allergens & Drugs Residues	$7,764	$7,472	$292	4%
Bacteria and General Sanitation	5,012	3,996	1,016	25%
Dehydrated Culture Media and Other	2,603	3,006	(403)	-13%

	15,379	14,474	905	6%

Animal Safety
Life Science & Equine Vaccines	2,338	1,864	474	25%
Rodenticides and Disinfectants	5,695	3,414	2,281	67%
Veterinary Instruments and Other	7,775	7,458	317	4%

	15,808	12,736	3,072	24%

Total Sales	$31,187	$27,210	$3,977	15%

	Six Months Ended November 30
	2008	2007	Increased (Decreased)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$15,802	$14,574	$1,228	8%
Bacteria and General Sanitation	9,563	8,262	1,301	16%
Dehydrated Culture Media and Other	5,563	5,396	167	3%

	30,928	28,232	2,696	10%
Animal Safety
Life Science & Equine Vaccines	4,175	3,667	508	14%
Rodenticides and Disinfectants	10,569	6,234	4,335	70%
Veterinary Instruments and Other	14,320	11,985	2,335	19%

	29,064	21,886	7,178	33%

Total Sales	$59,992	$50,118	$9,874	20%

In the Food Safety Segment, Natural Toxins, Allergens and Drug Residues product revenues increased 4% in the second quarter and 8% on a year-to-date basis. These increases were broad based, and were led by increases in test kits to detect allergens in food. While unit volumes grew at higher percentage rates than reported sales growth, they were offset by the effects of changes in the value of currencies (Euro and Pound Sterling) versus the US Dollar. Bacteria and General Sanitation product revenues increased 25% in the quarter and 16% in the six-month period. These increases were particularly concentrated in the Soleris product line as its optical microbial detection technology continued its strong sales growth. This technology is enjoying widespread acceptance by customers in the dairy, meat, dressings and nutraceutical markets. Dehydrated Culture Media and Other product revenues declined 13% in the three-month period and increased 3% in the six-month period. The decrease followed a difficult comparison in which revenues grew by 42% in the same quarter of the prior year. In general, constant dollar unit sales growth (exclusive of currency fluctuations) were broad based with effective selling programs in place for the markets Neogen serves. In addition, Neogen’s wide product offerings continue to be well accepted in the marketplace and the Company is benefitting from accelerating worldwide concerns about the safety of food.

In the Animal Safety Segment, Life Science and Equine Vaccine product revenues increased 25% in the second quarter and 14% for the year-to-date periods. Revenues in this category increased for the three and six-month periods as a result of increased sales to existing customers and instrument sales to forensic customers and expanded domestic distribution vaccines. Rodenticide and Disinfectant revenues increased by 67% in the quarter and by 70% on a year-to-date basis. Rodenticides and Disinfectant revenues increased for the three and six-month periods following the acquisition of a disinfectant product line from DuPont. On an organic basis revenues in this category decreased in the three-month period by 2% but increased on a year-to-date basis by 5%. Veterinary Instrument and Other product revenues increased by 4% in the quarter and by 19% in the first six months of the fiscal year. Revenues for products in this category were up following the acquisitions of Kane Enterprises and Rivard, market share gains for instruments, syringes, wound care products and due to gain with customers selling directly in the retail market. Exclusive of the revenues acquired in the Kane, Rivard and Dupont acquisitions, revenues of Animal Safety products increased 3% in the second quarter over the prior year and by 8% in the six-month period.

In general, while the Company believes it is resistant to economic issues facing the general economy, it is not immune. Management continues to actively monitor product sales and information from the markets in order to make any needed and appropriate adjustments in operations as soon as market changes become apparent.

Gross margins decreased from 52.1% in the prior year to 51.7% in the second quarter of FY-09 and declined from 52.8% to 51.6% for the year-to-date period. These changes in the second quarter resulted from product mix, the effect of the Kane, Rivard and DuPont acquisitions and changes in value relationships of the Euro and the Pound Sterling and the US Dollar.

Operating margins increased in the quarter and the six-month period from 17.6% to 18.8% and from 18.6% to 19.2% respectively. The gains resulted from continued cost control efforts, economies of scale with added revenues, all net of the effect of changes in gross margins. The company has had some increases in raw material costs and has been able to recover a portion though increases in sales prices. The Company continues to be committed to adjusting prices to protect margins.

Sales and Marketing expense as a percentage of revenues decreased in the second quarter from 20.1% to 19.3% and decreased on a year to date basis from 20.2% to 19.4%. The decrease in selling cost as a percent of revenue reflects the increased revenues without a commensurate increase in selling and distribution costs.

General and Administrative expense as a percentage of revenues declined in the second fiscal quarter from 10.5% to 9.7% and from 10.4% to 9.4% on a year-to-date basis. Changes in administrative expense as a percentage of revenue represent the effect of increased revenues without a commensurate increase in expenses.

Research and Development expense increased in absolute dollars but remained unchanged as a percentage of revenue at 3.9% in both the quarter and 3.6% in the six-month period. Research and development expenditures are generally independent of quarter-to-quarter changes in revenue.

Financial Condition and Liquidity

Proceeds of $1,990,000 were realized with the exercise of 202,000 stock options and the issuance of 5,000 shares under the Employee Stock Purchase Plan during the six months ended November 30, 2008. Despite increases in accounts receivable, and inventories, $5,117,000 cash was generated from operations. Inflation and changing prices do not generally have a material effect on operations. Cash used in the formation of a Mexican subsidiary company and in the DuPont acquisition amounted to approximately $7,672,000.

As of November 30, 2008, Cash and Cash Equivalents consisted of funds used to support current operations and certificates of deposit with maturities of 90 days or less.

Days of sales in accounts receivable have remained approximately level over the past ten quarters. This is indicative of the management of the growth of accounts receivable on a basis approximating the growth in revenues over the periods. Inventory turnover has declined from approximately 2.25 times to 1.9 times cost of sales over the past four years. As the Company’s international sales have increased from 25% to over 40% and it has sourced additional product from outside the USA, by necessity it has begun to carry greater levels of inventory. Currently systems and procedures are being installed that are expected to assist in increasing inventory turnover over future periods to more closely approximate historical levels.

Management believes that the Company’s existing cash balances at November 30, 2008, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within its mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2008 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the three months ended November 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OR SECURITY HOLDERS

The annual meeting of the company was held October 9, 2008. The matters voted on and the results follow:

Election of Directors	For
James L. Herbert	13,054,957
G. Bruce Papesh	12,789,979
Thomas H. Reed	12,814,249

Ratification for the appointment of Ernst & Young L.L.P. as the Company’s independent public accounting firm for 2009: For -13,088,551.

ITEM 6.	EXHIBITS

(a) Exhibit Index

10.41 – Bank of America December 26, 2008 Amended Promissory Note

10.42 – Bank of America December 26, 2008 Amended Loan Agreement

  31.1 – Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

  31.2 – Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a).

     32 – Certification pursuant to 18 U.S.C. sections 1350.

Items 1A, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 9, 2009	/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer

Dated: January 9, 2009	/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer