Form 10-Q
period 2009-02-28
NEOGEN CORP
filed 2009-04-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009.

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

As of March 1, 2009, there were 14,772,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2009	May 31, 2008
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,731	$14,270
Accounts receivable, less allowance of $550 and $500	21,807	19,384
Inventories	32,867	27,799
Deferred income taxes	1,225	1,225
Prepaid expenses and other current assets	3,502	2,953

TOTAL CURRENT ASSETS	73,132	65,631

NET PROPERTY AND EQUIPMENT	16,748	16,889

OTHER ASSETS
Goodwill	36,880	30,617
Other non-amortizable intangible assets	3,680	3,435
Customer based intangibles, net of accumulated amortization of $2,391 and $1,988	5,167	6,139
Other non-current assets, net of accumulated amortization of $1,813 and $1,373	4,568	3,646

	50,295	43,837

	$140,175	$126,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,070	$6,505
Accrued compensation	1,762	2,025
Income taxes	2,101	302
Other accruals	1,748	2,304

TOTAL CURRENT LIABILITIES	11,681	11,136

DEFERRED INCOME TAXES	2,329	2,329
OTHER LONG-TERM LIABILITIES	1,273	1,644

TOTAL LIABILITIES	15,283	15,109

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 14,772,161 shares issued and outstanding at February 28, 2009; 14,518,277 shares issued and outstanding at May 31, 2008	2,364	2,323
Additional paid-in capital	63,307	58,789
Accumulated other comprehensive income	(951)	421
Retained earnings	60,172	49,715

TOTAL STOCKHOLDERS’ EQUITY	124,892	111,248

	$140,175	$126,357

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28 / 29		Nine Months Ended February 28 / 29
	2009	2008	2009	2008
	(In thousands, except per share amount)
Net sales	$27,840	$25,180	$87,831	$75,299
Cost of goods sold	14,813	12,517	43,875	36,168

GROSS MARGIN	13,027	12,663	43,956	39,131

OPERATING EXPENSES
Sales and marketing	5,422	4,947	17,053	15,081
General and administrative	2,769	2,717	8,382	7,909
Research and development	1,265	1,018	3,436	2,815

	9,456	8,682	28,871	25,805

OPERATING INCOME	3,571	3,981	15,085	13,326
OTHER INCOME
Interest income	60	86	195	357
Other income	542	(84)	852	115

	602	2	1,047	472

INCOME BEFORE INCOME TAXES	4,173	3,983	16,132	13,798
INCOME TAXES	1,350	1,325	5,675	4,875

NET INCOME	$2,823	$2,658	$10,457	$8,923

NET INCOME PER SHARE
Basic	$.19	$.19	$.72	$.63

Diluted	$.19	$.18	$.69	$.60

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Other(1)	Retained Earnings	Total
	Shares	Amount
	(In thousands except share amounts)
Balance, June 1, 2008	14,518,277	$2,323	$58,789	$421	$49,715	$111,248
Issuance of shares common stock under equity compensation plans, including $428 of excess income tax benefit	240,674	39	4,222			4,261
Issuance of shares under employee stock purchase plan	13,210	2	296			298
Comprehensive income:
Net income for the nine months ended February 28, 2009					10,457	10,457
Foreign currency translation adjustments				(1,372)		(1,372)

Total comprehensive income ($8,974 in the nine months ended February 29, 2008)						9,085

Balance, February 28, 2009	14,772,161	$2,364	$63,307	$(951)	$60,172	$124,892

(1)	Other represents accumulated other comprehensive income.

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28/29,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,457	$8,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892	2,583
Share based compensation	1,543	1,430
Income tax benefit from stock plan transactions	(428)	(493)
Other	—	(71)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,038)	(2,592)
Inventories	(5,720)	(4,330)
Prepaid expenses and other current assets	(640)	(161)
Accounts payable and accruals	1,305	1,017

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,371	6,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,863)	(1,835)
Payments for business acquisitions	(7,672)	(10,147)

NET CASH USED IN INVESTING ACTIVITIES	(9,535)	(11,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of other long-term liabilities	(371)	(145)
Net proceeds from issuance of common stock	2,568	2,997
Excess income tax benefit from the exercise of stock options	428	493

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,625	3,345

DECREASE IN CASH	(539)	(2,331)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,270	13,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,731	$11,093

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2009. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2008 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant effect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at February 28, 2009. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2009	May 31, 2008
	(In thousands)
Raw materials	$10,915	$10,278
Work-in-process	646	598
Purchased finished and finished goods	21,306	16,923

	$32,867	$27,799

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2009	2008	2009	2008
	(In thousands except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$2,823	$2,658	$10,457	$8,923
Denominator:
Denominator for basic net income per share weighted average shares	14,651	14,359	14,596	14,226
Effect of dilutive stock options and warrants	471	559	479	566

Denominator for diluted net income per share	15,122	14,918	15,075	14,792
Net income per share:
Basic	$.19	$.19	$.72	$63

Diluted	$.19	$.18	$.69	$.60

4. STOCK REPURCHASE

In December 2008, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Common Stock and rescinded a program under which it had cumulatively purchased 893,000 shares in negotiated and open market transactions in years prior to fiscal year 2005. Shares purchased under this buy-back program were retired. No shares were purchased in the first three quarters of 2009 or in fiscal year 2008.

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

Segment information as of and for the three months ended February 28, 2009 and February 29, 2008 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2009
Net sales to external customers	$14,173	$13,667	$—	$27,840
Operating income (reduction)	3,017	857	(303)	3,571
Total assets	$61,060	$66,873	$12,242	$140,175

Fiscal 2008
Net sales to external customers	$13,835	$11,345	$—	$25,180
Operating income (reduction)	3,369	913	(301)	3,981
Total assets	$61,393	$50,239	$8,186	$119,818

Segment information as of and for the nine months ended February 28, 2009 and February 29, 2008 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2009
Net sales to external customers	$45,101	$42,730	$—	$87,831
Operating income (reduction)	10,686	5,303	(904)	15,085

Fiscal 2008
Net sales to external customers	$42,068	$33,231	$—	$75,299
Operating income (reduction)	10,972	3,390	(1,036)	13,326

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

6. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the nine months ended February 28, 2009 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2008	1,409,477	$14.36
Granted	278,000	27.16
Exercised	249,437	10.81
Forfeited	8,740	14.20

Options outstanding at February 28, 2009	1,429,300	17.47

Options outstanding at February 28, 2009 had a weighted-average remaining contractual term of 4.0 years. At February 28, 2009, the aggregate intrinsic values of options outstanding and options exercisable were $7,101,000 and $4,523,000, respectively. The aggregate intrinsic value of options exercised during the three and nine month periods ended February 28, 2009 and February 29, 2008 was $479,000 and $3,013,000 respectively. Exercise prices for options outstanding as of February 28, 2009 ranged from $3.33 to $27.28. At February 28, 2009 there was $2,908,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the three and nine months ended February 28, 2009 and February 29, 2008 the Company recorded $492,000 and $1,543,000 and $459,000 and $1,430,000, respectively of compensation expense related to its share-based awards.

The grant date fair value of options granted during the nine months ended February 28, 2009 using the Black-Scholes option pricing model was $7.25 and was estimated using the following weighted-average assumptions:

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

The Company has 39,000 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) is effective for the Company for business combinations closed on or after June 1, 2009. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51 (SFAS 160) was also issued, and is effective for the company on June 1, 2009. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and noncontrolling interests.

The statement is not expected to have a material impact on the financial statements.

In 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand a company’s use of derivative instruments and their effect on a company’s financial position, financial performance, and cash flows. This Statement will become effective for the Company beginning on June 1, 2009. The statement is not expected to have a material impact on the financial statements.

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

10. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at February 28, 2009 or May 31, 2008) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 125 basis points (rate under terms of the agreement was 1.73% at February 28, 2009). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios, each of which are complied with at February 28, 2009.

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

The following table summarizes the valuation of the Company’s financial instruments by the above pricing categories as of February 28, 2009 (in thousands):

	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$13,731	$13,731

	$13,731	$13,731	—	—

Liabilities:	$—	$—	$—	$—

	$—	$—	$—	$—

(1)	Cash equivalents are bank certificates of deposits in denominations of $250,000 or less and maturities of 90 days or less.

PART 1 – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

New Accounting Pronouncements

See note 7 to Interim Consolidated Financial Statements.

Results of Operations

Executive Overview

When compared to the prior year Neogen Corporation revenues increased by 11% to $27.8 million and by 17% to $87.8 million for the quarter and nine-month periods ended February 28, 2009. Food Safety sales increased by 2% and 7% and Animal Safety sales increased by 20% and 29% in the quarter and in the nine-month periods.

Exclusive of the revenues from the Kane Enterprises, Rivard and DuPont acquisitions (see note 9 to Interim Consolidated Financial Statements in this filing), overall revenues decreased 1% in the quarter and increased 5% in nine-month period. Revenues were affected by the strengthening of the dollar versus western European currencies, inventory adjustments by distributors, and other factors. Excluding the impact of currency translation, sales growth for the third quarter and on a year-to-date basis would have been 15% and 19% respectively. Gross margins decreased from 50.3% in the February 2008 quarter to 46.8% in the February 2009 quarter and decreased from 52.0% to 50.0% on a year-to-date basis. Changes in product mix, including the effect of acquisitions, and changing currency translation rates were the biggest factors in the decreased gross margins. Operating margins decreased in the quarter from 15.8% to 12.8% and in the nine-month period from 17.7% to 17.2%. Operating margin changes were primarily the result of changes at the gross margin level.

Revenues for the three and nine-months ended February 28, 2009, compared to the three and nine-months ended February 29, 2008 follow:

	Three Months Ended February 28/29		Increase (Decrease)%
	2009	2008
Food Safety
Natural Toxins, Allergens & Drugs Residues	$7,114	$7,073	$41	1%
Bacteria & General Sanitation	4,249	3,771	478	13%
Dehydrated Culture Media & Other	2,810	2,991	(181)	-6%

	14,173	13,835	338	2%

Animal Safety
Life Science & Equine Vaccines	1,724	2,080	(356)	-17%
Rodenticides & Disinfectants	4,878	1,823	3,055	168%
Veterinary Instruments & Other	7,065	7,442	(377)	-5%

	13,667	11,345	2,322	20%

Total Sales	$27,840	$25,180	$2,660	11%

	Nine Months Ended February 28/29		Increase (Decrease)%
	2009	2008
Food Safety
Natural Toxins, Allergens & Drug Residues	$22,916	$21,647	$1,269	6%
Bacteria & General Sanitation	13,813	12,034	1,779	15%
Dehydrated Culture Media & Other	8,372	8,387	(15)	0%

	45,101	42,068	3,033	7%

Animal Safety
Life Science & Equine Vaccines	5,899	5,746	153	3%
Rodenticides & Disinfectants	15,447	8,057	7,390	92%
Veterinary Instruments & Other	21,384	19,427	1,957	10%

	42,730	33,230	9,500	29%

Total Sales	$87,831	$75,298	$12,533	17%

In the Food Safety Segment, Natural Toxins, Allergens & Drug Residue product sales increased 1% in the third quarter and 6% on the nine-month year-to-date basis. Bacteria & General Sanitation product sales increased 13% in the quarter and 15% in the nine-month period. Dehydrated Culture Media & Other product sales declined 6% in the quarter but remained unchanged in the nine-month period.

On an overall basis if currency had been converted at the same rate as the comparable prior year periods, Food Safety Segment sales would have increased $1.1 million (10%) for the quarter and $1.5 million (11%) for the nine-month period. Sales reported in Pound Sterling by Neogen Europe Ltd., the Company’s Scotland based European subsidiary, increased 30% in both the quarter and the nine-month periods. The Natural Toxins, Allergens & Drug Residues category was negatively affected in the third quarter and year-to-date periods by inventory adjustments taken by an international distributor customer in December of 2008. January and February sales to this customer returned to historical patterns. The 13% quarterly and 15% year to date growth in the Bacteria & General Sanitation category was paced by impressive customer acceptance of the Soleris rapid microbial test system for spoilage organisms that grew 16% in the quarter and year-to-date periods and the AccuPoint test system that grew by 34% for the quarter and 15% year-to-date. Constant dollar sales increases were broad based with effective selling programs in place for the markets Neogen serves. In addition, Neogen’s wide product offerings continue to be well accepted in the marketplace and the Company is benefitting from accelerating worldwide concerns about safety of food.

In the Animal Safety Segment, Life Sciences & Equine Vaccine product sales decreased 17% in the third quarter and increased 3% for the year-to-date periods. Rodenticide & Disinfectant sales increased by 168% in the quarter and by 92% on a year-to-date basis. Veterinary Instrument & Other product sales decreased by 5% in the quarter and increased by 10% in the first nine months of the fiscal year. Exclusive of the sales acquired in the Kane, Rivard and DuPont acquisitions, sales of Animal Safety products decreased 5% over the prior year in the third quarter and increased 3% in the nine-month period.

Life sciences & Equine Vaccines increased for the three and nine-month periods from new direct international customers and instrument placements for forensic customers. Following an outbreak of equine botulism, vaccine sales were abnormally strong in the second quarter and this second quarter performance is believed to have been a major factor in the decreased vaccine sales in the third quarter. On a year-to-date basis vaccine sales are up 9%. Rodenticides & disinfectants increased for the three-month and nine-month periods following the acquisition of the product line from DuPont. Sales of cleaning and disinfectant products acquired from DuPont have exceeded expectations and are expected to continue to provide growth opportunities going forward. Of particular note are the opportunities for marketing of a complete line of biosecurity products to DuPont’s former customers. Sales of the Neogen’s rodenticide products increased in both the quarter and year-to-date periods. On an overall basis and particularly in the third quarter, Veterinary Instruments & Other product sales were affected by the conscientious efforts of animal health distributors to reduce inventory levels. In addition the FDA reversed its policy on Isoxuprene and disallowed its importation into the United States and effectively removed it from sale into the equine market. Sales lost as a result of this change were $200,000 in the quarter and over $500,000 year-to-date. Important vitamin injectables were backordered by the supplier during the third quarter and Neogen had $425,000 in backordered sales as of February 28, 2009. It is not currently clear when, the vitamin injectables will be available for sale.

Gross margins decreased from 50.3% in the third quarter of the prior year to 46.8% in the third quarter of the current year and declined from 52.0% to 50.0% for the year-to-date period. The changes principally resulted from changes in product mix including the affect of the Kane, Rivard and DuPont acquisitions. Products from these acquisitions generally have initial margins that are less than average margins of existing Company products. Management expects that recovery of margins will be in part realized as the disinfectant products acquired from DuPont transition from buy-sell to internally produced products.

Operating income decreased in the quarter and the nine-month periods from 15.8% to 12.8% and from 17.7% to 17.2% respectively. To a great degree, reduced gross margins flowed through to the operating income level during the three and nine month periods of fiscal 2009.

Sales and Marketing as a percentage of revenues decreased slightly in the second quarter from 19.6% to 19.5% and decreased on a year to date basis from 20.0% to 19.4%. The decrease in selling cost as a percent of revenue reflects the increased sales without a commensurate increase in selling and distribution costs.

General and Administrative expense as a percentage of revenues declined in the third fiscal quarter from 10.8% to 9.9% and from 10.5% to 9.5% on a year-to-date basis. Changes in administrative expense as a percentage of revenue represent increased sales without a commensurate increase in expense.

Research and Development expense as a percentage of sales as compared with the prior fiscal year increased from 4.0% to 4.5% in the three-month period and increased from 3.7% to 3.9% in the nine-month period. In June 2008 management announced that it intended to increase investment in research and development to ensure the continued development of competitive products.

Income taxes decreased slightly as percentage of income before tax in the quarter, from 33% to 32% but remained constant at 35% on a year-to-date basis. This decrease in the quarters as compared to year-to-date is the result of adjustments to reflect experience following annual tax filings.

Financial Condition and Liquidity

Proceeds of $4,559,000 were realized with the exercise of 240,000 employee stock options and the issuance of 13,000 shares under the Employee Stock Purchase Plan during the nine months ended February 28, 2009. Despite increases in accounts receivable, and inventories, $6,371,000 cash was generated from operations. Management continues to be vigilant in monitoring of accounts receivable balances. With added international sales that are made on longer terms, days outstanding in accounts receivable have increased the company experienced when compared with prior periods. Actual aging statistics, however, have improved. Inventories increased from destocking at large retail customers and at distributors and experienced some increases in inventory of buy-sell items due to long lead times required to ensure adequate supply. Inflation and changing prices do not generally have a material effect on operations. Cash used in the formation of the company’s Mexican subsidiary Neogen LatinoAmerica SPA and in the DuPont acquisition amounted to approximately $7,672,000.

Management believes that the Company’s existing cash balances at February 28, 2009, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within its mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART 1 FINANCIAL INFORMATION

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

PART 1 FINANCIAL INFORMATION

ITEM 4.	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2009 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the three months ended February 28, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2008, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Common Stock. 50,000 shares were purchased under this buy-back program subsequent to February 28, 2009, at an average cost of $18.53 per share.

ITEM 6.	Exhibits

(a) Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a).

32	–	Certification pursuant to 18 U.S.C. sections 1350.

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: April 9, 2009

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer

Dated: April 9, 2009

/s/ Richard R. Current
Richard R. Current
Vice President & Chief Financial Officer