Form 10-K
period 2009-05-31
NEOGEN CORP
filed 2009-08-14
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant was $333,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 14,803,000 on July 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 8, 2009 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed by company sales personnel in the North American, Mexico, the United Kingdom and other parts of Europe, and by distributors elsewhere to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and gene probe products that rely on the Company’s proprietary antibodies and RNA and DNA probes to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Lansing, MI, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Acumedia®, Neogen®, Neogen flask®; Food Safety: AccuClean™, AccuPoint®, AccuScan™, Agri-Screen®, Agri-Screen Ticket®, Alert®, BetaStar®, BioPlate™, Centrus®, EnviroCaster®, GeneQuence®, GENE-TRAK®, ISO-GRID™, NeoColumn™, NEO-GRID™, Penzym®, Penzyme®, Reveal®, Revive® , Soleris™, TetraStar®, Veratox®; Life Sciences: K-Blue®, K-Gold®; Rodenticides: CyKill™, Di-Kill™, Hacco®, Ramik®, Rodex™; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, DC&R®, Dr. Franks®, ElectroJac®, ELISA Technologies®, Eqimax™, EqStim®, Furazone®, Gnat-Away™, Gnatural™, Gold Nugget®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet®, Injecto-Stik™, Insight®, ISO-Prine™, Jolt™, MegaShot™, Mini-Shot®, MycAseptic®, NeedleGard®, NFZ ®, Paddock & Pasture®, PanaKare™, Parvosol®, Poridon®, Pro-Pistol™, Pro-Shot™, Pyril-Pam®, RenaKare™, Rivard®, Shine N’ Glo™, Spec-Tuss™, Spectrasol®, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™, Triple Heat™, Tri-Soxsuprine™, Tryad®, UriCon™, UriKare™, Vet-Tie®, Vita-15™; Kane veterinary products: Ag-Tek®, BreederSleeve®, Correct®, EquiSleeve® , E-Z Bond®, E-Z Catch®, FuturaPad®, Kane®; MaxiSleeve® ,

PolyHand®, PolySleeve ®, ProFix® , ProFlex®, SafeTFlex®, SurgiCryl®; BioSentry agricultural cleaners and disinfectants: Acid-A-Foam™, BioCres™, BioPhene™, BioSentry®, BioQuat™, Chlor-A-Foam™, DSC 1000®, FarmFluid S™, LongLife 250S™,
X-185™.

Neogen operates in two primary business areas: the Food Safety segment, which develops and markets products for the detection of pathogens, natural toxins and other unwanted substances in food and feed products; and the Animal Safety segment, which develops and markets products dedicated to animal health. See Notes to Consolidated Financial Statements elsewhere in this Form 10-K for financial information about the Company’s business segments and international operations.

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

Dairies are primary users of Neogen’s BetaStar®, Penzyme® and TetraStar® diagnostic tests to detect the presence of beta lactam and tetracycline antibiotics in milk. The presence of these drugs in milk is a public health hazard, and an economic risk to processors as it limits the milk’s further processing.

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

Neogen’s Soleris™ product is used by food processors to identify the presence of spoilage organisms (e.g., yeast and mold) and other microbiological contamination.

Neogen’s Acumedia® subsidiary offers dehydrated culture media for varied purposes, including traditional bacterial testing, and growing beneficial bacteria, such as cultures for sausages and beer. The Company’s customers for dehydrated culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Neogen manufactures and markets its AccuPoint® rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy-to-use and inexpensive test uses bioluminescence to quickly (in less than 30 seconds) determine if a food contact surface has been completely sanitized. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. The more light, the more present ATP and the greater the need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the foodservice industry, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 51.4%, 56.3% and 54.8% of the Company’s total revenues for fiscal years ended May 31, 2009, 2008 and 2007, respectively.

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

In 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brand Ramik®. On the same date, it also acquired Hess & Clark, Inc. Hess & Clark’s principal products are disinfectants, such as DC&R®, used in animal and food production facilities.

In early fiscal 2009, Neogen acquired a product line of 14 different product formulations used in animal health and hygiene applications from DuPont Animal Health Solutions (DAHS). These products, including 904 Disinfectant, Acid-A-Foam™, and FarmFluid S™ added to the Company’s strategy of providing biosecurity solutions in the farm production markets. The products also have the potential for use in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi, and viruses.

Neogen’s in-house equine protozoal myeloencephalitis (EPM) testing service offers veterinarians accurate, timely results for early diagnosis of the disease that can devastate a horse’s central nervous system. In addition, the Company’s BotVax® B vaccine has successfully protected thousands of high-value horses and foals against type B botulism, commonly known as Shaker Foal Syndrome. The Company’s product is the only USDA-approved vaccine for the prevention of Type B botulism in horses.

Years of research and many thousands of doses have proven Neogen’s EqStim® immunostimulant to be safe and effective as a veterinarian-administered adjunct to conventional treatment of equine bacterial and viral respiratory infections. The Company’s ImmunoRegulin® product uses similar immunostimulant technology to aid in the treatment of pyoderma (a bacterial skin inflammation) in dogs.

Neogen markets a complete line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ and the HDN ™, HDDI™ and DTN™ needle product lines that were acquired in the Rivard acquisition are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

Animal safety products offered by Neogen to the retail over-the-counter market include many of the Ideal brand veterinary instruments and products sold under the Squire® and Gold Nugget® brands. Squire products include Stress-Dex® oral electrolyte replacer for performance horses, and Furazone®, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Gold Nugget OTC products include GNatural™ Spray, to protect horses from biting insects, and Poridon®, a pour-on insecticide for horses. Ag-Tek® and other hoof care, disposables and artificial insemination supplies that were acquired in the Kane acquisition are marketed to the dairy and veterinary industries.

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

In May 2009, Neogen acquired International Diagnostic Systems Corp (IDS), a leading developer, manufacturer and marketer of test kits to detect drug residues in food and animal feed, and drugs in forensic and animal samples. IDS has provided rapid immunoassay products for use in agriculture and veterinary markets since 1987. In 1998, IDS began selling drug monitoring products to the horse and dog racing industry. Recently, IDS expanded into the human forensics drug testing market.

Neogen also has several products used by researchers for the detection of biologically-active substances. These products include tests for cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Marketed under the trademarks of K-Blue® and K-Gold®, Neogen offers proprietary substrates that it uses in its own testing products, and that are sold to other diagnostic test kit manufacturers.

Revenues from Neogen’s Animal Safety Division accounted for 48.6%, 43.7% and 45.2% of the Company’s total revenues for fiscal years ended May 31, 2009, 2008 and 2007, respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are generally organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2009, the Company had approximately 6,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 6,000. A total of 160 employees are assigned to sales and marketing functions within the Company. During the year ended May 31, 2009, there were no revenues from any single customer in excess of 10%.

FOOD SAFETY SALES AND MARKETING

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles technical support issues that arise with customers.

Neogen’s food safety markets are comprised of: milling and grain, including grain elevators, feed mills, pet food manufacturers, and grain inspection companies; meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products; and the USDA’s Food Safety Inspection Service (FSIS); grocery products, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines; food service and retail, including fast food service establishments and retail grocery market chains, and nutraceuticals, including producers and marketers of a wide variety of nutraceutical products.

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

Neogen’s 2003 acquisition of Adgen Ltd., (now Neogen Europe, Ltd.), provides the Company better access to the European Union, and allows it to better serve its network of customers and distributors throughout the EU. Customers in United Kingdom, France and Germany are served by Company employees. Other European region customers generally are serviced by distributors managed by Neogen Europe personnel. Prior to the acquisition, Adgen was a major distributor of Neogen products in Europe, and a producer and marketer of its own agricultural diagnostic testing products. Adding Adgen’s experienced research and development team continues to be a strong asset in the development of products tailored to meet unique requirements of the European market.

Neogen’s dairy antibiotics diagnostic products are distributed outside of North America by Denmark based Chr. Hansen, an international supplier of natural ingredient solutions for the food and health and nutritional industries.

Neogen’s Soleris diagnostic test system for general spoilage organisms is marketed worldwide by Neogen personnel and Denmark based Foss Analytical.

Since 2002, Neogen has continued to maintain a presence in Shanghai, China, to better serve the expanding food safety market, as well as more closely manage its Chinese food and animal product procurement. Neogen intends to continue to use local distributors to introduce the Company’s products in the Chinese market.

In 2008, Neogen formed a subsidiary in Mexico, Neogen Latinoamérica. The company, headquartered in Mexico City, distributes Company’s food and animal safety products throughout Mexico and Latin America. Neogen Latinoamérica unifies Neogen’s widespread business activities throughout the region to animal and crop producers, and food processors. As a result of nearly 20 years of use, Neogen products have earned the trust of Mexican and Latin American producers of meat and milk, and food processors.

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

GENERAL:

International sales accounted for 41.0%, 38.4% and 38.0% of the Company’s total revenues for fiscal years ended May 31, 2009, 2008 and 2007, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 47 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $4.6 million, $3.6 million and $3.3 million representing 3.8%, 3.6% and 3.8% of total revenues in fiscal 2009, 2008 and 2007, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 4% to 6% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2010 to 2012. Expenditures in FY-2010 are expected to be approximately 5% of revenues.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. Royalty expense under these agreements amounted to $1,184,000, $1,231,000 and $1,124,000 in 2009, 2008 and 2007, respectively.

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

Neogen utilizes third party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the AOAC International, independently administered third-party, multi-laboratory collaborative studies and approvals by the U.S. Federal Grain Inspection Service and the U.S. Food Safety Inspection Service for the use of Company products in their operations.

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; and Ayr, Scotland. There are currently approximately 222 full-time employees assigned to manufacturing in these four locations. Most locations operate on a one-shift basis, but could be increased to a two-shift basis, if needed. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

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

Manufacturing of diagnostic tests for the presence of dairy antibiotics in milk is completed in the Company’s Lansing facilities. Generally, final assembly and shipment of diagnostic test kits to customers in Europe are performed in the Company’s Ayr, Scotland facility.

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

Manufacture of rodenticides and some disinfectants takes place in Randolph. Manufacturing consists of blending technical material (active ingredient) with bait consisting principally of various grains. Certain disinfectants are purchased from other manufacturers or toll manufactured by third parties.

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

FOOD SAFETY:

Neogen’s Food Safety Division has strong distribution of its products using Company employees domestically and in Europe and Mexico and from an active and aggressive distributor group elsewhere. With one of the largest professional sales organizations in the industry, management believes that it maintains a general competitive advantage as sales personnel are in a position to be with customers and prospects more frequently than those of its competitors. Additionally, as an agricultural based company, Neogen has what is believed to be a unique insight into the food industry as opposed to clinically based competition.

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

Several companies compete for sales in the disinfectant and cleaner product segment. Neogen’s products are sold through their distributor network around the world, primarily to assist in animal production facilities.

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

EMPLOYEES

Currently, the Company employs 515 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slow downs due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

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

In fiscal 2009, sales to customers outside of the United States accounted for 41% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include the possible disruption in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. Patent applications filed by the Company may not result in the issuance of patents or, if issued, may not be issued in a form that will be commercially advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of time of patent protection we may have for our products. We also cannot assure that our nondisclosure agreements, together with trade secrets and other common law rights, will provide meaningful protection for the Company’s trade secrets and other proprietary information. Moreover, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights domestically or in foreign jurisdictions, we may incur substantial costs and our business, including our business prospects, could be substantially harmed. From time to time, the Company has received notices alleging that the Company’s products infringe third party proprietary rights. Whether the manufacture, sale or use of current products, or whether any products under development would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and/or to allege non-infringement of the asserted patent claim. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to issue patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof. The outcome of infringement litigation is subject to substantial uncertainties, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our defense of an infringement litigation lawsuit could result in significant expense. Regardless of the outcome, infringement litigation could significantly disrupt our marketing, development and commercialization efforts, divert our management’s attention and consume our financial resources. In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

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

Animal Safety researchers occupy 7,000 square feet of space in St. Joseph, Michigan. Originally occupied by International Diagnostics Systems Inc., this space now houses research and development labs at a monthly cost of $6,500 per month. The lease extends through May 2013.

Additionally, 12,000 feet of space at 1847 Mercer Road in Lexington, Kentucky houses the distribution facility for many of the Animal Safety product lines. The lease for the space is a non–cancelable operating lease through September 30, 2010, requiring monthly payment of $4,450.

Neogen Europe Ltd. operations take place in 12,948 square feet in the Cunningham Building at Auchincruive Ayrshire Scotland (on the campus of The Scottish Agricultural College at Ayr). The Company is currently occupying this space on a month-to-month basis until an agreement can be finalized (expected in early FY 2010) to purchase the facilities. The current monthly rent is £5,250 ( plus value added tax).

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 square feet of warehouse space in Cambria, Wisconsin for $1,600 per month and 3,000 sq. ft. space in Fox Lake, Wisconsin for $800 per month on a month-to-month basis.

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

	HIGH	LOW
YEAR ENDED MAY 31, 2009

First Quarter	$28.50	$22.20
Second Quarter	$31.95	$19.10
Third Quarter	$27.56	$19.66
Fourth Quarter	$23.97	$16.50

YEAR ENDED MAY 31, 2008

First Quarter	$22.12	$17.24
Second Quarter	$27.93	$20.20
Third Quarter	$28.50	$20.35
Fourth Quarter	$27.99	$23.89

HOLDERS:

As of July 31, 2009, there were approximately 525 stockholders of record of Common Stock that management believes represents a total of approximately 5,625 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return to shareholders on Neogen Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 5/31/2004 and tracks it through 5/31/2009.

	5/04	5/05	5/06	5/07	5/08	5/09
Neogen Corporation	$100.00	$91.47	$128.87	$172.96	$249.59	$208.84
NASDAQ Composite	100.00	104.91	113.08	136.66	132.60	92.61
NASDAQ Medical Equipment	100.00	108.12	121.21	140.36	141.40	93.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

A summary of the Company’s purchase of its common stock during the fourth quarter of fiscal year 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 1, 2009 to May 31, 2009	49,789	$18.53	49,789	450,211

Total	49,789	$18.53	49,789	450,211

(1)	In December 2008 the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2009. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
	2005(1)(2)	2006(1)(2)	2007(2)	2008	2009
	(In thousands, except share and per share data)
Income Statement Data:
Food Safety Sales	$28,156	$34,922	$47,165	$57,664	$61,025
Animal Safety Sales	34,600	37,511	38,973	44,754	57,696

Net Sales	62,756	72,433	86,138	102,418	118,721
Cost of Goods Sold	32,153	35,427	41,575	49,185	59,288
Sales and Marketing	13,484	15,799	18,463	20,648	22,906
General and Administrative	6,938	7,414	9,301	10,927	11,484
Research and Development	2,729	2,988	3,295	3,639	4,555

Operating Income	7,452	10,805	13,504	18,019	20,488
Interest and Other Income	147	46	371	479	1,136

Income Before Income Taxes	7,599	10,851	13,875	18,498	21,624
Provision for Income Taxes	2,670	3,822	4,750	6,400	7,750

Net Income	$4,929	$7,029	$9,125	$12,098	$13,874

Net Income per Share (basic) (1)(2)	$.41	$.57	$.66	$.84	$.95
Net Income per Share (diluted) (1)(2)	$.39	$.55	$.64	$.81	$.92
Common Shares Outstanding (diluted) (1)(2)	12,531	12,686	14,162	14,999	15,058

	May 31
	2005	2006	2007	2008	2009
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,972	$1,959	$13,424	$14,270	$13,842
Working Capital (3)	22,644	26,252	41,060	54,495	62,520
Total Assets	63,884	88,290	105,284	126,357	142,176
Long-Term Debt	—	9,955	—	—	—
Stockholders’ Equity	56,623	65,424	91,945	111,248	128,679

(1)	On June 1, 2006 the Company adopted FAS 123R related to options. Financial statements of 2005 and 2006 were restated to conform to the new standard.

(2)	On August 17, 2007, the Company paid a 3-for-2 stock split affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split as if it had taken place at the beginning of the period presented.

(3)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventory

A reserve for obsolescence is established based on an analysis of the inventory taking into account the current condition of the asset as well as other known facts and future plans. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations

Intangible Assets and Goodwill

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2009 and it was determined that no impairment exists. There was also no impairment indicated for 2008 or 2007. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

•	Significant under performance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

When management determines that the carrying value of definite-lived intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value of the reporting unit’s net assets is compared to its fair value using undiscounted future cash flows of the reporting unit. If the carrying amounts of these assets are greater than the amount of undiscounted future cash flows, such assets are reduced to their estimated fair value.

Equity Compensation Plans

Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, (SFAS 123(R)) addresses the accounting for share-based employee compensation. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 5 to the consolidated financial statements. SFAS 123(R) requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

RESULTS OF OPERATIONS

Executive Overview

For the 2009 fiscal year the Company reported a 16% increase in revenues as compared to the prior fiscal year and a continuation of the its record of profitability. Revenues for 2009 were $118,721,000, up from $102,418,000. The 2009 results reflect changes in currency exchange rates that had an unfavorable impact of $2.7 million on net sales denominated in foreign currencies. Net income per share was $0.92 in 2009, compared to $0.81 in the prior year. Both revenues and net income for the 2009 year established new all-time highs. These results came in a very difficult business environment. The Company’s mission has shown some resilience to the economic downturn and importantly for the first time in any fiscal year and despite the worldwide turmoil in economic and currency markets, the Company’s percentage of sales from customers outside the United States exceeded 40% of total revenues. Cash flow from operations for 2009 improved $3.1 million when compared to 2008 as the Company has implemented procedures and systems to better manage inventory and other current asset levels.

Comparing the 2009 performance of the Company’s Scotland-based subsidiary to the prior year using British pounds, Neogen Europe recorded an exceptional 26% revenue gain. However, when Neogen Europe’s 2009 revenues were translated into U.S. dollars in consolidation, its revenue gain was reduced to 3%. On a positive basis two acquisitions were completed during the year that added $9,748,000 to total income. The Company also acquired a majority position in its distributor in Mexico. While the Mexican acquisition had little effect on reported results in the current year, it is expected that it will add significantly to future growth.

Consolidated gross margins decreased 2% in 2009 to 50% from the effects of currency fluctuations, costs of integrating the acquisition of the disinfectant products and product mix. A reduction of operating expenses as a percentage of revenues resulted in only a 300 basis point decrease in operating margins and a 14% overall increase in dollars of operating margin.

The Company’s financial performance continued to gain increased notice in the investment community in the past year, as it was selected for the Russell 2000 and Standard & Poor’s SmallCap 600 indexes, and was named to Fortune Magazine’s annual list of America’s 100 Fastest Growing Small Public Companies, and to Forbes Magazine’s annual list of the 200 Best Small Companies in America for the fourth consecutive year and seventh time in the last nine years.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2009	Increase / (Decrease)	May 31, 2008	Increase / (Decrease)	May 31, 2007
Food Safety:

Natural Toxins, Allergens & Drug Residues	$30,667	6%	$29,036	15%	$25,238
Bacterial & General Sanitation	18,539	10%	16,866	24%	13,623
Dry Culture Media & Other	11,819	1%	11,762	42%	8,304

	61,025	6%	57,664	22%	47,165

Animal Safety:

Life Sciences & Other	5,730	3%	5,567	13%	4,922
Vaccine	2,207	—	2,197	(25%)	2,938
Rodenticides & Disinfectants	20,491	99%	10,318	(6%)	10,926
Veterinary Instruments & Other	29,268	10%	26,672	32%	20,187

	57,696	29%	44,754	15%	38,973

Total Revenues	$118,721	16%	$102,418	19%	$86,138

The Company’s Food Safety segment recorded a completely organic, broad-based 2009 revenue increase of 6% to $61,025,000. Adjusting for the impact of currency translation, organic growth was 11%.

The increase in Natural Toxins, Allergens & Drug Residues resulted from contributions of the food allergen product line that had another outstanding year of growth, with sales increasing by more than 40%. The dramatic increase in sales of each of Neogen’s allergen tests is attributable to food producers increasing efforts to ensure that inadvertent allergenic ingredients do not contaminate non-allergenic foods. Sales of Food Safety’s oldest product line, its rapid tests to detect natural toxins in grain, also saw significant improvement for the year, as tests for aflatoxin and deoxynivalenol (DON) improved by 10% compared to the prior year. Sales of these products, among all of the Company’s products, are most affected by weather. However, continued world wide interest in toxin levels in human food and animal feed has positively affected sales. These were offset by an almost 10% decrease in revenues from drug residue tests principally as the result of currency changes.

Bacteria & General Sanitation sales had a good year despite several products that require a capital investment, including AccuPoint® readers and Soleris™ microbial detection instruments, that slowed in 2009 due to the impact of the economic downturn. However, sales of associated disposable AccuPoint samplers and Soleris vials increased sharply—providing evidence of the continued use and acceptance of these unique Food Safety products.

Dry Culture Media & Other were steady during the year as a result of the continued efforts of the sales and marketing staff in executing their sales plan, following a large increase in the prior year.

Revenues from the Company’s Animal Safety segment grew 29% in 2009 compared to the prior year. While the successful integration of the acquired DuPont line of disinfectants and cleaners, and IDS drug residue diagnostics, contributed the majority of Animal Safety’s revenue growth for the year, sales of existing product lines achieved organic growth of 4% for the year.

Many of the products Life Sciences & Other in this category are sold into the world wide eventing animal industry. These customers have been highly affected by the economic downturn. Management believes that any increase in this category is positive.

In total, revenues for the sales of vaccine products in FY 2009 were the same as in FY 2008, but sales of the vaccine to prevent equine botulism increased nearly 20%. Sales of immunostimulant injectibles offset the increases. This decrease was due to the difficult economic environment in FY 2009 as these products are used heavily in the hobby equine market.

Increases in Rodenticide & Disinfectants came principally as Animal Safety was able to capitalize on the acquisition of the disinfectant products from DuPont to drive agricultural disinfectants and cleaner products to near double-digit growth for the year. Sales of the new disinfectant products themselves exceeded expectations in their first year by more than 10%. Domestic sales of rodenticides also experienced strong growth of 11% for the year led by market share gains in agronomic markets.

Sales increases in the Veterinary Instrument & Other category were broad based but included significant contributions from the disposables product lines, experiencing widespread increases in the integrator and retail markets. 2008 increases included sales from the Kane acquisition but were offset partially by declining sales in equine supplements and certain wound care products.

In FY 2008, sales of Natural Toxins, Allergens & Drug Residues increased by 15% in comparison with FY 2007. Increases were broad based and resulted from deeper penetration in both the US and International markets following a year in which sales grew by 52%. Bacterial & General Sanitation products increased by 24% in FY 2008, as the AccuPoint ATP general sanitation test continued to gain momentum, domestically and internationally.

Dry Culture Media & Other Sales increased by 42% in FY 2008 as compared with FY 2007, as the Company focused their efforts on customer service and resolution of customer operating problems that resulted in steep sales increases for the year. Acumedia experienced gains in the sales for scientific related uses and experienced gains within the products for detection of E.coli in water.

Within the Animal Safety segment, sales of Life Sciences and Other Products increased by 13% in fiscal year 2008 in comparison with fiscal year 2007. Increases in 2008 were due to new direct international customers and instrument placements for forensic customers, sales of substrates and diagnostic research kits. Vaccine sales decreased by 25% in 2008 due to the timing of purchases by key domestic and international distributor purchasers.

Sales of Hacco Rodenticides and Hess and Clark disinfectants decreased by 6% in fiscal 2008. Revenue decreases were due to cyclical downturns in the rodenticide market. In general, mild and dry weather conditions in the western United States have led to fewer infestations in 2008.

Veterinary Instruments & Other sales increased in 2008 by 32% in large part due to increases related to the Kane Enterprises acquisition.

COST OF GOODS SOLD

(dollars in thousands)	2009	Increase	2008	Increase	2007
Cost of Goods Sold	$59,288	21%	$49,185	18%	$41,575

Cost of goods sold increased by 21% in 2009 and by 18% in 2008 in comparison with the prior year. This compares against a 16% and 19% increase in revenues in 2009 and in 2008. Expressed as a percentage of revenues, cost of goods sold was 50%, 48% and 48% in 2009, 2008, and 2007 respectively. 2009 margins were adversely affected by the effects of currency conversion and the DuPont disinfectant acquisition, as the Company has not completed the transition to make the products in-house. The transition is expected to conclude in Fiscal Year 2010.

Food Safety gross margins were 63%, 63% and 60% in 2009, 2008 and 2007, respectively. Changes in margins between periods relate primarily to changes in product mix. Margins improved from 2007 as the effects of efficiencies resulting from investments in manufacturing facilities and the change to automate the manufacture of the ATP product.

Animal Safety gross margins were 37%, 38% and 41% in 2009, 2008 and 2007, respectively. Changes in margins between periods relate primarily to product mix, including the disinfectants acquired from DuPont. Gross margins in this segment were also adversely affected by a fall in rodenticide margins resulting from changes in commodity cost that have been difficult to reflect in prices.

OPERATING EXPENSES

(dollars in thousands)	2009	Increase	2008	Increase	2007
Sales and Marketing	$22,906	11%	$20,648	12%	$18,463
General and Administrative	11,484	5%	10,927	17%	9,301
Research and Development	4,555	25%	3,639	10%	3,295

Sales and marketing expense categories increased by 11% in 2009 and by 12% in 2008 as compared with the prior year. As a percentage of sales, sales and marketing expense declined to 19% in 2009 as compared to 20% in 2008 and 2007. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally and currently expects related expenses to remain approximately 20% as expressed as a percentage of sales.

General and administrative expenses increased by 5% in 2009 and by 17% in 2008. These expenses have remained between 10% and 11% over the past three fiscal years. Increases in 2009 and 2008 resulted primarily from the acquisitions as well as due to increased levels of operations and added amortization related to businesses acquired.

Research and development expenses increased by 25% in 2009 and 10% in 2008 in comparison with 2008 and 2007. As a percentage of revenue these expenses were 4% in each of the years ended May 31, 2009, 2008 and 2007, respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 4% to 6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Certain Company products require relatively less in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2009	Increase	2008	Increase	2007
Operating Income	$20,488	14%	$18,019	33%	$13,504

During fiscal year 2009 and 2008, the Company’s operating income increased by 14% and 33% as compared to the respective prior year. As a percentage of revenues it was 17%, 18% and 16% in 2009, 2008 and 2007 respectively. The Company has been successful in improving its operating income in 2009 and 2008 from revenue growth from existing products and acquisitions and from control of manufacturing and distribution costs.

OTHER INCOME (NET)

(dollars in thousands)	2009	Increase	2008	Increase	2007
Other Income—Interest and Other (Net)	$1,136	137%	$479	29%	$371

Other income increased by 137% in comparison with 2008 and increased by 29% in 2008 in comparison with 2007. Interest revenue is a result of the Company’s increase in cash and cash equivalent cash position in the periods offset decreased interest rates. Investment earnings were $258,000 in 2009, $442,000 in fiscal 2008 and $373,000 in 2007. In 2009 other income also included $300,000 from a one time royalty payment, $125,000 from a royalty payment expected to continue and $400,000 of gains from currency transaction. In general no such other income was earned in 2008 or 2007.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2009	Increase	2008	Increase	2007
Federal and State Income Taxes	$7,750	21%	$6,400	35%	$4,750

Expressed as a percentage of income before tax, the tax provision was 36% in 2009, 35% in 2008 and 34% in 2007. Fluctuations in tax provision result from the increase of the company’s federal tax rate to 35%, the localities where income is earned in any year and tax credits.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2009	Increase	2008	Increase	2007
Net Income	$13,874	15%	$12,098	33%	$9,125
Net Income Per Share-Basic	$.95		$.84		$.66
Net Income Per Share-Diluted	$.92		$.81		$.64

Net income and net income per share increased by 15% in 2009 and 33% in 2008 in comparison with the prior year. As a percentage of revenue, net income was 12%, 12% and 11% in 2009, 2008 and 2007 respectively. All of the above factors contributed to the increase in net income.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2009, the Company had $13,842,000 in cash and cash equivalents, working capital of $62,520,000 and stockholders’ equity of $128,679,000. In addition to cash and cash equivalents, a bank line with unused borrowings of $10,000,000 was available if necessary to support ongoing operations or to make acquisitions.

Cash and cash equivalents decreased $428,000 during 2009. Cash provided from operations was $10,985,000 and stock option exercise proceeds provided an additional $2,916,000 of cash. Additions to property and equipment and other non-current assets used cash of $2,836,000. Property additions approximated the provision for depreciation in 2009.

Accounts receivable increased $4,075,000 or 21% when compared to May 31, 2008. This resulted from increased sales, as a result of organic sales growth and acquisitions and some lengthening of average days outstanding. These accounts are being actively managed and no losses thereon in excess of amounts reserved are currently expected. Days sales outstanding increased from 58 days at May 31, 2008 to 60 days at May 31, 2009.

Inventory levels increased 13% or $3,564,000 in 2009 as compared to 2008. The change in inventory came from increases related to higher levels of sales, inventory of acquired companies, new product introductions in food safety and increases to help provide for inventory cost stability and to aid in assurance of supplies in tightening markets. The Company has maintained a strategy of shipping inventory to many of its customers on a same day basis. Sufficient levels of inventory are maintained to assure that this strategy can be achieved. Late in 2009 and continuing into the new year the Company has instituted programs aimed at reducing inventory. Inventory was reduced $1.5 million in the 4th fiscal quarter.

The Company has no construction in progress and facilities are generally believed to be adequate to support existing operations in the short run.

Neogen has been profitable from operations for its last 65 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	305,0000	158,000	147,000	—	—
Unconditional Purchase Obligations	13,529,000	13,529,000	—	—	—

	$13,834,000	$13,687,000	$147,000	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. To a lesser extent it also has assets, liabilities and operations in Mexico where the functional currency is the Mexican peso. The Company’s investment in its foreign subsidiaries are considered long-term; accordingly, it does not hedge the net investment nor does it generally engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole. It does however use strategies to reduce current exposure to currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d-15(e)) as of May 31, 2009 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the year ended May 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Neogen Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009 under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of May 31, 2009 the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Neogen Corporation

We have audited Neogen Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neogen Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009, and our report dated August 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

August 14, 2009

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 proxy statement is included herein by reference.

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

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 56, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President & Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 49, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 65, joined the Company in November 1999 as Vice President & Chief Financial Officer. In 2007 he was appointed as Secretary of the Company. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 69, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 52, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 60, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 66, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 44, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. In June 2006, Ms. Morrical was named Vice President, Animal Safety. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

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

Dr. Paul S. Satoh, age 72, became Neogen’s Vice President for Research and Development in March 1998 after having spent 26 years as a senior scientist, specialist in information analysis and competitive intelligence and research manager in the Diagnostic Group at Pharmacia & Upjohn Inc. He joined Neogen after serving nearly six years on Neogen’s Scientific Review Council as an immunology specialist. Dr. Satoh also taught immunopharmacology at the University of Michigan in Ann Arbor while on sabbatical leave from the Upjohn Company. He is an adjunct professor at the National Food Safety and Toxicology Center at Michigan State University since 1998. He has been Vice President for Basic and Exploratory Research since September 2001.

The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets several times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2009.

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

During the year ended May 31, 2009 and 2008, Ernst & Young billed Neogen for its services as follows:

Audit Fees: Fees for audit services totaled $254,000 in 2009 and $242,250 in 2008 including fees incurred for the annual audit of the Company’s consolidated financial statements, internal control over financial reporting, interim reviews of quarterly financial information, and consultations concerning accounting matters associated with the acquisitions and annual audit.

Audit-Related Fees: Fees for audit-related services totaled $7,000 in 2009 and $5,600 in 2008. Audit–related fees consist of services associated with accounting consultations that were not related to the annual audit.

Tax Fees: Fees associated with tax matters were incurred with the principal auditing firm in the amount of $0 and $4,800 in 2009 and 2008, respectively.

All Other Fees: There were no other fees incurred with the principal auditing firm in 2009 or 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	August 14, 2009

/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer	August 14, 2009

* Robert M. Book	Director

* A. Charles Fischer	Director

* Gordon E. Guyer, Ph.D.	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert	August 14, 2009
James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2009

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

4.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.2	Loan Agreement between Registrant and LaSalle Bank dated December 16, 2005 (Incorporated by reference to Exhibit 10.(1) to the Registrant’s Current Report on Form 8-K dated December 21, 2005).

10.3	Amendment to LaSalle Bank Agreement dated April 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrants Annual Report on Form 10-K filed August 14, 2007).

10.4	Amendment to LaSalle Bank Loan Agreement dated January 9, 2008. (Incorporated by reference to Exhibit 10.4 to the Registrants Annual Report on Form 10-K filed August 14, 2008).

10.41	Amendment to LaSalle Bank (now Bank of America) Loan Agreement dated December 26, 2008 (Incorporated by reference to Exhibit 10.41 to the Registrants Quarterly Report on Form 10-Q filed January 9, 2009).

10.5	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002).

10.6	Neogen Corporation 401(k) Retirement Savings Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002).

10.7	Neogen Corporation 1997 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.9	Neogen Corporation 2007 Stock Option Plan, (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-148283) filed December 21, 2007).

10.10	Asset purchase agreement between Neogen and Kane Enterprises dated August 24, 2007 (Incorporated by reference to Exhibit 10.9 to the Registrants Current Report on Form 8-K dated August 29, 2007).

21	Subsidiaries of the Registrant.

23(a)	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.2	Power of Attorney.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2009

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—May 31, 2009 and 2008

Consolidated Statements of Income—Years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity—Years ended May 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows—Years ended May 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries (the Company) as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

August 14, 2009

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2009	2008
Assets

Current Assets
Cash and cash equivalents	$13,842,000	$14,270,000
Accounts receivable, less allowance of $600,000 and $500,000 at May 31, 2009 and 2008	23,363,000	19,384,000
Inventories	31,363,000	27,799,000
Deferred income taxes	200,000	1,225,000
Prepaid expenses and other current assets	2,998,000	2,953,000

Total Current Assets	71,766,000	65,631,000

Property and Equipment
Land and improvements	1,175,000	1,146,000
Buildings and improvements	11,184,000	10,735,000
Machinery and equipment	17,008,000	15,295,000
Furniture and fixtures	806,000	818,000

	30,173,000	27,994,000
Less accumulated depreciation	13,115,000	11,105,000

Net Property and Equipment	17,058,000	16,889,000

Other Assets
Goodwill	39,717,000	30,617,000
Other non-amortizable intangible assets	3,730,000	3,435,000
Customer based intangibles, net of accumulated amortization of $2,861,000 and $1,988,000 at May 31, 2009 and 2008	6,143,000	6,139,000
Other non-current assets, net of accumulated amortization of $1,663,000 and $1,373,000 at May 31, 2009 and 2008	3,762,000	3,646,000

Total Other Assets	53,352,000	43,837,000

	$142,176,000	$126,357,000

See accompanying notes to consolidated financial statements.

-F1-

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,
	2009	2008
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$3,909,000	$6,505,000
Accruals
Compensation and benefits	2,519,000	2,025,000
Federal income taxes	667,000	302,000
Other	2,151,000	2,304,000

Total Current Liabilities	9,246,000	11,136,000

Deferred Income Taxes	2,725,000	2,329,000
Other Long-Term Liabilities	1,526,000	1,644,000

Total Liabilities	13,497,000	15,109,000

Stockholders’ Equity

Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 30,000,000; 14,736,886 and 14,518,277 shares issued and outstanding at May 31, 2009 and 2008	2,358,000	2,323,000
Additional paid-in capital	63,162,000	58,789,000
Accumulated other comprehensive income (loss)	(430,000)	421,000
Retained earnings	63,589,000	49,715,000

Total Stockholders’ Equity	128,679,000	111,248,000

	$142,176,000	$126,357,000

See accompanying notes to consolidated financial statements.

-F2-

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended May 31
	2009	2008	2007
Net Sales	$118,721,000	$102,418,000	$86,138,000

Cost of Goods Sold	59,288,000	49,185,000	41,575,000

Gross Margin	59,433,000	53,233,000	44,563,000

Operating Expenses
Sales and marketing	22,906,000	20,648,000	18,463,000
General and administrative	11,484,000	10,927,000	9,301,000
Research and development	4,555,000	3,639,000	3,295,000

	38,945,000	35,214,000	31,059,000

Operating Income	20,488,000	18,019,000	13,504,000

Other Income
Interest income	248,000	442,000	358,000
Royalty income	429,000	—	—
Other	459,000	37,000	13,000

	1,136,000	479,000	371,000

Income Before Income Taxes	21,624,000	18,498,000	13,875,000

Provision for Income Taxes	7,750,000	6,400,000	4,750,000

Net Income	$13,874,000	$12,098,000	$9,125,000

Net Income Per Share
Basic	$0.95	$0.84	$0.66
Diluted	$0.92	$0.81	$0.64

See accompanying notes to consolidated financial statements.

-F3-

Neogen Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Other Income (Loss)(1)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 1, 2006	12,465,936	$1,994,000	$34,853,000	$85,000	$28,492,000	$65,424,000

Issuance of Common Stock	975,000	156,000	12,838,000			12,994,000
Exercise of options and warrants, net of share based compensation, including $460,000 income tax benefit	565,586	90,000	3,825,000			3,915,000
Issuance of shares under Employee Stock Purchase Plan	14,284	3,000	183,000			186,000
Comprehensive income:
Net income for 2007					9,125,000	9,125,000
Foreign currency translation adjustments				301,000		301,000

Total comprehensive income						9,426,000

Balance, May 31, 2007	14,020,806	2,243,000	51,699,000	386,000	37,617,000	91,945,000

Exercise of options and warrants, net of share based compensation, including $747,000 income tax benefits	482,960	78,000	6,865,000			6,943,000
Issuance of shares under Employee Stock Purchase Plan	14,511	2,000	225,000			227,000
Comprehensive income:
Net income for 2008					12,098,000	12,098,000
Foreign currency translation adjustments				35,000		35,000

Total comprehensive income						12,133,000

Balance, May 31, 2008	14,518,277	$2,323,000	$58,789,000	$421,000	$49,715,000	$111,248,000

Exercise of options and warrants, net of share based compensation, including $682,000 income tax benefit	255,188	41,000	4,992,000			5,033,000
Issuance of shares under Employee Stock Purchase Plan	13,210	2,000	296,000			298,000
Repurchase of Common Stock	(49,789)	(8,000)	(915,000)			(923,000)
Comprehensive income:
Net income for 2009					13,874,000	13,874,000
Foreign currency translation adjustments				(851,000)		(851,000)

Total comprehensive income						13,023,000

Balance, May 31, 2009	14,736,886	$2,358,000	$63,162,000	$(430,000)	$63,589,000	$128,679,000

(1)	Other represents Accumulated Other Comprehensive Income (Loss)

See accompanying notes to consolidated financial statements.

-F4-

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended May 31
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$13,874,000	$12,098,000	$9,125,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	3,890,000	3,516,000	2,840,000
Deferred income taxes	1,550,000	450,000	813,000
Share based compensation	1,967,000	1,892,000	1,293,000
Excess income tax benefit from the exercise of stock options	(682,000)	(747,000)	(460,000)
Other	—	253,000	367,000
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,075,000)	(3,869,000)	(1,798,000)
Inventories	(3,698,000)	(6,364,000)	(1,490,000)
Prepaid expenses and other current assets	(49,000)	(122,000)	(553,000)
Accounts payable	(2,648,000)	1,666,000	1,675,000
Accruals and other changes	856,000	(900,000)	(1,654,000)

Net Cash From Operating Activities	10,985,000	7,873,000	10,158,000

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(2,836,000)	(2,471,000)	(4,704,000)
Business acquisitions, net of cash acquired	(11,134,000)	(10,147,000)	—

Net Cash Used In Investing Activities	(13,970,000)	(12,618,000)	(4,704,000)
Cash Flows From (Used In) Financing Activities
Net Proceeds from issuance of common stock	—	—	12,994,000
Exercise of options	2,916,000	5,060,000	2,441,000
Repurchase of common stock	(923,000)	—	—
Payments on long-term debt	—	—	(9,955,000)
Excess income tax benefit from the exercise of stock options	682,000	747,000	460,000
Increase (Decrease) in other long-term liabilities	(118,000)	(216,000)	71,000

Net Cash From Financing Activities	2,557,000	5,591,000	6,011,000
Net Increase (Decrease) In Cash	(428,000)	846,000	11,465,000
Cash And Cash Equivalents At Beginning Of Year	14,270,000	13,424,000	1,959,000

Cash And Cash Equivalents At End Of Year	$13,842,000	$14,270,000	$13,424,000

Supplement Cash Flow Information
Income taxes paid, net of refunds	$7,386,000	$7,475,000	$3,295,000

See accompanying notes to consolidated financial statements.

-F5-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and sells a diverse line of products dedicated to food safety testing and animal health applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company ), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V. which is 60% owned.

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

Comprehensive Income

Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of stockholders’ equity. Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Only one customer accounted for more than 10% of accounts receivable at May 31, 2009 and 2008. As May 31, 2009 and 2008 the balance due from that customer was $2,879,000 or 12.3% and $2,536,000 or 12.8%, respectively of the total of all outstanding accounts receivables.

The Company maintains a valuation allowance for accounts receivable of $600,000 at May 31, 2009 and $500,000 at May 31, 2008 and 2007. Expenses related to uncollectable accounts and allowance adjustments were $199,000, $54,000 and $30,000 in the years ended May 31, 2009, 2008 and 2007, respectively. Write-offs were $99,000, $54,000 and $60,000 in the years ended May 31, 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value based on either their short maturity or current terms for similar instruments.

-F6-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents are used to support current operations and may be invested to take advantage of short-term investment opportunities. The Company invests in only high quality, Federally insured certificates of deposit with original maturity dates of less than 90 days and corporate commercial paper in 2008. The cost of these assets approximate fair market value at May 31, 2009 and 2008. Cash equivalents were $5,344,000 and $12,185,000 at May 31, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follow:

	2009	2008
Raw materials	$11,183,000	$10,278,000
Work-in-process	703,000	598,000
Finished and purchased finished goods	19,477,000	16,923,000

	$31,363,000	$27,799,000

No less frequently than quarterly, inventory is analyzed for slow moving and obsolete inventory and the valuation allowance adjusted as required. Write offs against the allowance are not separately identifiable. The valuation allowance for inventory was $1,025,000, $700,000 and $510,000 at May 31, 2009, 2008 and 2007.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $2,560,000, $2,360,000, and $1,901,000 in 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. In general, goodwill is amortizable for tax purposes over 15 years. Other intangible assets include customer relationships’ trademarks, licenses, trade names and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis, such assets are reduced to their estimated fair value. The remaining weighted-average amortization period for customer based intangibles and other intangibles is 10.5 and 10.1 years respectively at May 31, 2009.

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

-F7-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

Stock Options

At May 31, 2009, the Company had stock option plans that are described more fully in Note 5.

The weighted-average fair value per share of options granted during 2009, 2008 and 2007, estimated on the date of grant using the Black-Scholes option pricing model, was $8.16, $6.91 and $5.69, respectively. The fair value of options granted was estimated using the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	2.9%	4.6%	4.7%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	32.8%	34.2%	46.5%
Expected option life	4.0 years	4.0 years	4.0 years

The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. The Company recognizes the cost of stock options using the accelerated method over their requisite service periods which the Company has determined to be the vesting periods.

Revenue Recognition

Revenue from sales of products is recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership, which generally is at the time of shipment. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $4,266,000, $3,888,000 and $3,426,000 in 2009, 2008 and 2007, respectively.

-F8-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

No provision has been made for United States federal income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. At May 31, 2009 retained earnings of the UK subsidiary were $4,273,000.

Research and Development Costs

Research and Development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $603,000, $424,000 and $393,000 in 2009, 2008 and 2007, respectively.

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

	Year ended May 31,
	2009	2008	2007
Numerator for basic and diluted net income per share - Net Income	$13,874,000	$12,098,000	$9,125,000

Denominator - Denominator for basic net income per share weighted average shares	14,669,000	14,474,000	13,791,000
Effect of dilutive stock options and warrants	389,000	525,000	370,500

Denominator for diluted net income per share	15,058,000	14,999,000	14,161,500
Net income per share
Basic	$.95	$0.84	$0.66
Diluted	$.92	$0.81	$0.64

In 2009, approximately 278,000 options were excluded from the computations of net income per share as the option prices exceeded the average market price of the common shares. No options were excluded in 2008 or 2007.

New Accounting Pronouncements

In December 2007, SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) was issued. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS 141(R) establishes principles

-F9-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141( R) when adopted on June 1, 2009 is not expected to affect existing accounting for acquisitions.

SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between and entity and noncontrolling interests. The Company is required to adopt the provisions of both SFAS 141 (R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. SFAS 160 when adopted on June 1, 2009, is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2009 the FASB issued FSP No. FAS 107-1: “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. The Company will adopt FSP FAS 107-1 during the quarter ended in August 31, 2009. The statement is not expected to have any impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165: “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the quarter ended August 31, 2009 is not expected to have any impact on the Company’s results of operations or financial position.

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by SFAS No. 142 as of the first day of the fourth quarter of 2009 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety	Total
Balance, June 1, 2007	$12,397,000	$12,051,000	$24,448,000
Goodwill acquired	4,000	6,165,000	6,169,000

Balance, May 31, 2008	12,401,000	18,216,000	30,617,000
Goodwill acquired	114,000	8,986,000	9,100,000

Balance, May 31, 2009	$12,515,000	$27,202,000	$39,717,000

At May 31, 2009, non-amortizable intangible assets included licenses of $554,000, trademarks of $1,952,000 and customer relationship intangibles of $1,224,000. At May 31, 2008, non-amortizable assets consisted of licenses of $370,000, trademarks of $1,841,000 and customer relationship intangibles of $1,224,000.

-F10-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,101,000	$525,000	$576,000
Covenants not to compete	95,000	63,000	32,000
Patents	3,007,000	785,000	2,222,000
Customer relationship intangibles	8,127,000	1,988,000	6,139,000

Balance, May 31, 2008	$12,330,000	$3,361,000	$8,969,000

Licenses	$1,225,000	$583,000	$642,000
Covenants not to compete	70,000	35,000	35,000
Patents	3,513,000	1,045,000	2,468,000
Customer relationship intangibles	9,004,000	2,861,000	6,143,000

Balance, May 31, 2009	$13,812,000	$4,524,000	$9,288,000

Amortization expense for other intangibles totaled $1,330,000, $1,156,000 and $939,000 in 2009, 2008 and 2007, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $1,403,000 in 2010, $1,313,000 in 2011, $1,244,000 in 2012, $1,177,000 in 2013, and $1,109,000 in 2014. The other amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 17 years for patents, and 12 to 20 years for customer relationship intangibles. All intangibles are amortized on a straight line basis with the exception of customer based intangibles which are amortized on an accelerated basis.

3.	Business Acquisitions

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On August 24, 2007, Neogen Corporation purchased the operating assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000, consisted of $6,600,000 of cash. The allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,350,000 in goodwill and other intangible assets (estimated useful lives of 5-15 years) and $180,000 in assumed liabilities. The acquisition has been integrated into the Lexington, Kentucky operations and is a strong synergistic fit with the Company’s Animal Safety product line.

On December 3, 2007, Neogen Corporation purchased the operating assets of Winnipeg, Manitoba based Rivard Instruments Inc. a manufacturer of veterinary instruments. Consideration for the purchase was cash of $3,469,000. The preliminary allocation of the purchase price consisted of $468,000 in inventory, $5,000 in fixed assets and $2,996,000 in goodwill and other intangible assets (estimated useful lives of 13-17 years). The acquisition has been integrated into the Lexington, Kentucky operations is a strong synergistic fit with the Company’s Animal Safety product line.

On June 30, 2008, Neogen Corporation purchased a disinfectant business from DuPont Animal Health Solutions. The products of this business are used in animal health hygiene applications. Assets acquired include 14 different product formulations, associated registrations, patents, trademarks, and other intangibles (estimated useful lives of 5-15 years). As a part of the acquisition the Company obtained the right to distribute certain other related DuPont products in North America. DuPont will distribute certain of the newly acquired Neogen products in certain international markets.

-F11-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Consideration for the purchase was $7,000,000 with potential additional payments of up to $5,000,000 based upon future revenues. On a preliminary basis, the purchase price has been assigned to intangible assets.

On June 3, 2008, Neogen Corporation formed a subsidiary in Mexico, Neogen Latinoamerica S.A.P.I. DE C.V. to acquire its former distributor. The new business is 40% owned by Neogen Corporation’s former Mexican distributor in Mexico, with the remainder owned by Neogen. The new company will distribute the Company’s food and animal safety products throughout Mexico. The consideration of $672,000 was allocated $462,000 to current assets, $30,000 to fixed assets and the remainder to intangible assets (estimated useful lives of 10 years).

On May 4, 2009, Neogen Corporation acquired International Diagnostics Systems Corporation, a St. Joseph, Michigan based developer, manufacturer and marketer of test kits to detect drug residues in food and animal feed, and drugs in forensic and animal samples. International Diagnostic Systems reported sales of $2 million in its most recently completed fiscal year prior to the acquisition. The preliminary allocation included net current assets of $498,000 and intangible assets of $2,964,000 (estimated useful lives of 5-15 years).

4.	Long-Term Debt

The Company has a financing agreement with a bank (nothing drawn at May 31, 2009) providing for an unsecured revolving line of credit of $10,000,000 that matures on December 1, 2010. Interest is at LIBOR plus 125 basis points (rate under the terms of the agreement was 1.57% at May 31, 2009). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios, each of which the Company is in compliance with at May 31, 2009.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans at an exercise price of not less than the fair market value of the stock on the date of grant. The number of shares initially authorized for issuance under current and now expired plans total 5,074,219. Remaining shares available for grant under stock option plans were 723,000, 983,000 and 599,000 at May 31, 2009, 2008 and 2007, respectively. Options vest and the contractual terms are generally five years.

	Shares	Weighted-Average Exercise Price
Outstanding at June 1, 2006 (867,947 exercisable)	1,842,158	$9.35
Granted	322,500	13.53
Exercised	(636,018)	7.28
Forfeited	(14,939)	9.43

Outstanding at May 31, 2007 (688,011 exercisable)	1,513,701	11.10
Granted	389,756	20.54
Exercised	(473,189)	9.02
Forfeited	(20,791)	14.03

Outstanding at May 31, 2008 (517,983 exercisable)	1,409,477	14.36
Granted	278,000	27.16
Exercised	(260,201)	10.85
Forfeited	(17,765)	8.60

Outstanding at May 31, 2009 (555,299 exercisable)	1,409,511	17.51

-F12-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock options outstanding at May 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life	Weight-Average Exercise Price	Number	Weight Average Exercise Price
$ 3.33 – $ 3.67	3,752.85		$3.55	3,752	$3.50
6.35 – 7.41	8,625	2.79	6.95	8,625	6.95
10.13 – 13.63	744,353	2.88	12.59	464,426	12.28
20.33 – 27.28	652,781	5.32	23.33	78,496	20.67

	1,409,511	4.00	17.51	555,299	13.33

The weighted-average exercise price of shares that were exercisable at May 31, 2008 and 2007 was $11.35 and $9.72, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $10,826,000 and $5,869,000 at May 31, 2007, $16,879,000 and $7,762,000 at May 31, 2008 and $7,850,000 and $4,855,000 at May 31, 2009. The aggregate intrinsic value of options exercised during the year was $6,547,000 in 2007 and $6,783,000 in 2008 and $4,099,000 in 2009. Remaining compensation cost for non-vested shares was $2,323,000 at May 31, 2009.

The following table summarizes warrant activity with non-employees that are expensed at fair value upon grant. All warrants are exercisable for common stock of the Company and expire through 2012.

	Shares	Weighted-Average Exercise Price
Outstanding warrants at June1, 2006	81,938	$9.69
Warrants exercised during the year	(9,375)	6.99
Warrants granted during the year	12,000	13.53
Warrants forfeited during the year	(3,750)	9.43

Outstanding warrants at May 31, 2007	80,813	10.58
Warrants exercised during the year	(26,813)	8.14

Outstanding warrants at May 31, 2008	54,000	11.79
Warrants exercised during the year	(15,750)	10.83
Warrants forfeited during the year	(3,750)	10.13

Outstanding warrants at May 31, 2009	34,500	12.60

Common stock totaling 39,954 of the 100,000 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensation) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 13,210, 14,511 and 9,523 in 2009, 2008 and 2007, respectively.

-F13-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2009	2008	2007
Current:
U.S. Federal	$5,200,000	$5,200,000	$3,739,000
Foreign	500,000	400,000	250,000
State (Credit)	500,000	350,000	(52,000)
Deferred	1,550,000	450,000	813,000

	$7,750,000	$6,400,000	$4,750,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2009	2008
Deferred income tax liabilities
Depreciation and amortization	$(4,079,000)	$(3,066,000)
Prepaids	(229,000)	(128,000)
Other	(451,000)	(148,000)

	(4,759,000)	(3,342,000)
Deferred income tax assets
Inventories and accounts receivable	844,000	735,000
Acquired net operating loss carry forwards	229,000	100,000
Accrued liabilities and other	1,161,000	1,403,000

	2,234,000	2,238,000

Net deferred income tax liabilities	$(2,525,000)	$(1,104,000)

The acquired net operating loss carry forwards resulted in a deferred tax asset of $229,000, of which $100,000 will expire in 2011 and $129,000 will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2009	2008	2007
Tax at U.S. statutory rates	$7,600,000	$6,374,000	$4,756,000
Tax credits and other	(180,000)	(194,000)	28,000
Provisions for state income taxes, Net of federal benefit	330,000	220,000	(34,000)

	$7,750,000	$6,400,000	$4,750,000

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 1, 2007. The adoption of FIN 48 had no significant affect on the financial statements. The Company has no significant accrual for unrecognized tax benefits at May 31, 2009. Should the accrual of any interest of penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within

-F14-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006.

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at May 31, 2009 is recorded within other long term liabilities in the consolidated balance sheet.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense under the terms of these agreements for was $1,184,000, $1,231,000 and $1,124,000 for 2009, 2008 and 2007, respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2009, 2008 and 2007 was $336,000, $326,000 and $346,000, respectively. Future minimum rental payments for these leases over the remaining terms are as follows: 2010 - $158,000; 2011 - $99,000; and 2012 - $48,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to IRS limits, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $542,000, $476,000 and $409,000 in 2009, 2008 and 2007, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors. Additionally, the Animal Safety segment produces and markets rodenticides and disinfectants to assist in control of rodents and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

-F15-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2009
Net sales to external customers	$61,025,000	$57,696,000	—	$118,721,000
Operating income	14,943,000	6,786,000	($1,241,000)	20,488,000
Depreciation and amortization	2,717,000	1,173,000	—	3,890,000
Interest income	—	—	248,000	248,000
Income taxes	5,356,000	2,432,000	(38,000)	7,750,000
Total assets	61,322,000	69,559,000	11,295,000	142,176,000
Expenditures for long-lived assets	1,882,000	954,000	—	2,836,000

2008
Net sales to external customers	57,664,000	44,754,000	—	102,418,000
Operating income	14,245,000	4,972,000	(1,198.000)	18,019,000
Depreciation and amortization	2,495,000	1,021,000	—	3,516,000
Interest income	—	—	442,000	442,000
Income taxes	5,060,000	1,766,000	(426,000)	6,400,000
Total assets	60,951,000	52,236,000	13,170,000	126,357,000
Expenditures for long-lived assets	1,850,000	621,000	—	2,471,000

2007
Net sales to external customers	47,165,000	38,973,000	—	86,138,000
Operating income	9,619,000	4,845,000	(960,000)	13,504,000
Depreciation and amortization	1,952,000	888,000	—	2,840,000
Interest income	—	—	358,000	358,000
Income taxes	3,383,000	1,704,000	(337,000)	4,750,000
Total assets	55,426,000	39,104,000	10,754,000	105,284,000
Expenditures for long lived assets	3,692,000	1,012,000	—	4,704,000

(1)	Includes corporate assets, including cash and cash equivalents and current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

Sales to customers located outside the United States amounted to $48,678,000 or 41% of consolidated sales in 2009, $39,333,000 or 38% in 2008 and $32,727,000 or 38% in 2007 and were derived primarily in the geographic areas of South and Central America, and Canada, Asia and Europe. Revenues from one Food Safety distributor customer were 9.8% in 2009 and 11.9% in 2008 of total revenues. No other customer represented revenues in excess of 10% of consolidated net sales. The United States based operations represent 97% of the Company’s long-lived assets as of May 31, 2008 and 2009.

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors rescinded an existing program and authorized a new program to purchase, subject to market conditions, up to 500,000 shares of the Company’s common stock. As of May 31, 2009, 49,789 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in 2008 or 2007 under the rescinded program. Shares purchased under the program were retired.

-F16-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2007	November 2007	February 2008	May 2008
	(In thousands, except per share data)
Net sales	$22,909	$27,210	$25,180	$27,119
Gross margin	12,297	14,171	12,663	14,102
Net income	3,011	3,254	2,658	3,175
Basic net income per share	.21	.23	.19	.22
Diluted net income per share	.21	.22	.18	.21

	Quarter Ended
	August 2008	November 2008	February 2009	May 2009
	(In thousand, except per share data)
Net sales	$28,805	$31,187	$27,840	$30,889
Gross Margin	14,804	16,125	13,027	15,477
Net income	3,733	3,901	2,823	3,417
Basic net income per share	.26	.27	.19	.23
Diluted net income per share	.25	.26	.19	.22

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

-F17-