Form 10-Q
period 2009-08-31
NEOGEN CORP
filed 2009-10-08
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009.

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

As of September 1, 2009, there were 14,842,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(In thousands, except share and per share amounts)
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,564	$13,842
Accounts receivable, less allowance of $700 and $600	24,094	23,363
Inventories	30,471	31,363
Deferred income taxes	200	200
Prepaid expenses and other current assets	2,874	2,998

TOTAL CURRENT ASSETS	81,203	71,766

NET PROPERTY AND EQUIPMENT	17,265	17,058

OTHER ASSETS
Goodwill	38,047	39,717
Other non-amortizable intangible assets	4,139	3,730
Customer based intangibles, net of accumulated amortization of $3,080 and $2,861	6,142	6,143
Other non-current assets, net of accumulated amortization of $1,648 and $1,663	4,777	3,762

	53,105	53,352

	$151,573	$142,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,383	$3,909
Accrued compensation	2,079	2,519
Income taxes	3,314	667
Other accruals	1,620	2,151

TOTAL CURRENT LIABILITIES	12,396	9,246

DEFERRED INCOME TAXES	2,725	2,725
OTHER LONG-TERM LIABILITIES	1,552	1,526

TOTAL LIABILITIES	4,277	4,251

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 14,842,271 shares issued and outstanding at August 31, 2009; 14,736,886 shares issued and outstanding at May 31, 2009	2,375	2,358
Additional paid-in capital	64,460	62,696
Accumulated other comprehensive income and minority interest	81	36
Retained earnings	67,984	63,589

TOTAL STOCKHOLDERS’ EQUITY	134,900	128,679

	$151,573	$142,176

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31
	2009	2008
	(In thousands, except per share amounts)
Net sales	$32,347	$28,805
Cost of goods sold	15,077	14,001

GROSS MARGIN	17,270	14,804

OPERATING EXPENSES
Sales and marketing	5,972	5,619
General and administrative	2,890	2,580
Research and development	1,464	952

	10,326	9,151

OPERATING INCOME	6,944	5,653

OTHER INCOME
Interest income	18	65
Other income	33	140

	51	205

INCOME BEFORE INCOME TAXES	6,995	5,858
INCOME TAXES	2,600	2,125

NET INCOME	$4,395	$3,733

NET INCOME PER SHARE
Basic	$.30	$.26

Diluted	$.29	$.25

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Other(1)	Retained Earnings	Total
	Shares	Amount
	(In thousands except share amounts)
Balance, June 1, 2009	14,736,886	$2,358	$62,696	$36	$63,589	$128,679
Issuance of shares common stock under equity compensation plans, including $342 of excess income tax benefit	97,638	16	1,605			1,621
Issuance of shares under employee stock purchase plan	7,747	1	159			160
Comprehensive income:
Net income for the three months ended August 31, 2009					4,395	4,395
Foreign currency translation adjustments and other				45		45

Total comprehensive income ($3,404 in the three months ended August 31, 2008)						4,440

Balance, August 31, 2009	14,842,271	$2,375	$64,460	$81	$67,984	$134,900

(1)	Other represents accumulated foreign currency adjustments of ($318) and ($430) at August 31, 2009 and May 31, 2009 and minority interest of $399 and $466 at August 31, 2009 and May 31, 2009, respectively.

See notes to interim consolidated financial statements

NEOGEN CORPORATION SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,395	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,012	948
Share based compensation	525	474
Income tax benefit from stock plan transactions	(342)	(119)
Other	71	(329)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(700)	(1,917)
Inventories	910	(1,936)
Prepaid expenses and other current assets	127	296
Accounts payable and accruals	3,132	1,685

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,130	2,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(961)	(578)
Payments for business acquisitions	—	(7,672)

NET CASH USED IN INVESTING ACTIVITIES	(961)	(8,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of other long-term liabilities	(45)	(18)
Net proceeds from issuance of common stock	1,256	698
Excess income tax benefit from the exercise of stock options	342	119

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,553	799

INCREASE (DECREASE) IN CASH	9,722	(4,616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,842	14,270

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,564	$9,654

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2010. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2009 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2009.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2009	May 31, 2009
	(In thousands)
Raw materials	$11,322	$11,183
Work-in-process	752	703
Purchased finished and finished goods	18,397	19,477

	$30,471	$31,363

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$4,395	$3,733
Denominator:
Denominator for basic net income per share weighted average shares	14,784	14,542
Effect of dilutive stock options and warrants	473	489

Denominator for diluted net income per share	15,257	15,031
Net income per share:
Basic	$.30	$.26

Diluted	$.29	$.25

4. SEGMENT INFORMATION

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

Segment information as of and for the three months ended August 31, 2009 and 2008 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2010
Net sales to external customers	$17,476	$14,871	$—	$32,347
Operating income (reduction)	5,131	2,217	(404)	6,944
Total assets	$63,125	$67,431	$21,017	$151,573

Fiscal 2009
Net sales to external customers	$15,549	$13,256	$—	$28,805
Operating income (reduction)	3,997	1,905	(249)	5,653
Total assets	$62,982	$61,539	$8,550	$133,071

(1)	Includes corporate assets, consisting principally of marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the three months ended August 31, 2009 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2009	1,409,511	$17.51
Granted	269,250	29.33
Exercised	(107,308)	13.39
Forfeited	(2,000)	18.71

Options outstanding at August 31, 2009	1,569,453	19.81

Options outstanding at August 31, 2009 had a weighted-average remaining contractual term of 4.0 years. At August 31, 2009, the aggregate intrinsic values of options outstanding and options exercisable were $12,929,000 and $7,193,000 respectively. The aggregate intrinsic value of options exercised during the three month period ended August 31, 2009 was $1,675,000. Exercise prices for options outstanding as of August 31, 2009 ranged from $3.33 to $29.33. At August 31, 2009 there was $4,199,000 of unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. During the three months ended August 31, 2009 and 2008 the Company recorded $525,000 and $474,000 of compensation expense related to its share-based awards.

The grant date fair value of options granted during the three months ended August 31, 2009 using the Black-Scholes option pricing model was $9.50 and was estimated using the following weighted-average assumptions:

Risk-free interest rate	2.0%
Expected dividend yield	0%
Expected stock price volatility	37.8%
Expected option life	4.0 years

The risk-free rate reflects the expected life of the option based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data related to option exercises and employee terminations to determine the expected option life.

The Company has 33,000 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market as defined. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)) was issued. The revision is intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141( R) was adopted on June 1, 2009 and had no material impact on the Company’s results of operations or financial position.

SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. The Company was required to adopt the provisions of both SFAS 141 (R) and SFAS 160 simultaneously at the beginning of fiscal 2010. SFAS 160 was adopted on June 1, 2009, and did not have a material impact on the Company’s results of operations or financial position.

In April 2009 the FASB issued FSP No. FAS 107-1: “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. The Company adopted FSP FAS 107-1 during the quarter ended in August 31, 2009. The statement did not have any impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165: “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the quarter ended August 31, 2009 did not have any impact on the Company’s results of operations or financial position.

7. LEGAL PROCEEDINGS

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management the outcome of the legal matters will not have a material effect on its future results of operations or financial position.

8. BUSINESS AND PRODUCT LINE ACQUISITIONS

On June 30, 2008, Neogen Corporation purchased a disinfectant business from DuPont Animal Health Solutions. The products are used in animal health hygiene applications. Assets acquired include 14 different product formulations, associated registrations, patents, trademarks, and other intangibles. As a part of the acquisition the Company obtained the right to distribute certain other related DuPont products in North America. DuPont will distribute certain of the newly acquired Neogen products in other important international markets. Consideration for the purchase was $7,000,000 with potential additional payments of up to $5,000,000 based upon future revenues. The purchase price has been allocated to goodwill, customer based intangibles, trademarks and patents.

The above acquisition has been integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line. Results of operations have been included as of the date of acquisition.

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

9. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2009 or May 31, 2009) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 125 basis points (rate under terms of the agreement was 1.51% at August 31, 2009). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios, each of which are complied with at August 31, 2009.

10. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at August 31, 2009 and May 31, 2009 is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

11. STOCK PURCHASE

In December 2008, the Company’s Board of Directors rescinded an existing program and authorized a new program to purchase, subject to market conditions, up to 500,000 shares of the company’s common stock. As of May 31, 2009, 49,789 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal year 2010. Shares purchased under the program were retired.

12. SUBSEQUENT EVENTS

Pursuant to FASB Statement No. 165, Subsequent Events, the Company evaluated subsequent events after August 31, 2009 through the time of filing these Consolidated Financial Statements with the U.S. S.E.C. on October 8, 2009. The Company concluded that no material events or transactions occurred subsequent to August 31, 2009 that provided additional evidence about conditions that existed at August 31, 2009 or after that require adjustment to or disclosure in the Consolidated Financial Statements.

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

Equity Compensation Plans

Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, (SFAS 123(R)) addresses the accounting for share-based employee compensation. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 5 to the interim consolidated financial statements. SFAS 123(R) requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

New Accounting Pronouncements

See note 6 to Interim Consolidated Financial Statements.

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 12% in the first quarter of FY-10 to $32.3 million as compared to $28.8 million in the first quarter of FY-09. Food Safety sales increased by 12% and Animal Safety sales increased by 12%, in comparison with the first quarter of the prior year. Overall Animal Safety sales were aided by the revenues that resulted from the disinfectant business acquired from DuPont, in July of 2008 and from the International Diagnostics Systems acquisition in May of 2009. The Food Safety Segment reported a 12% increase in organic revenue while the Animal Safety Segment reported a 4% increase in organic sales. Sales to international markets were 41% of total revenues. Gross margins increased from 51% to 53% and operating margins increased from 20% to 22%. The increase in gross margins was a result of favorable changes in product mix that included an increased percentage of diagnostic product sales.

Revenues

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

	Three Months Ended August 31			%
	2009	2008	Increase (Decrease)
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$9,639	$8,038	$1,601	19.9
Bacteria & General Sanitation	4,683	4,551	132	2.9
Dehydrated Culture Media & Other	3,154	2,960	194	6.6

	17,476	15,549	1,927	12.4

Animal Safety
Life Science & Equine Vaccines	2,450	1,837	613	33.4
Rodenticides & Disinfectants	5,629	4,874	755	15.5
Veterinary Instruments & Other	6,792	6,545	247	3.8

	14,871	13,256	1,615	12.2

Total Revenues	$32,347	$28,805	$3,542	12.3

During the first quarter of FY-10, Food Safety revenue was entirely organic and increased 12% in comparison with FY-09. Natural Toxin, Allergen and Drug Residue sales increased by 20%, in comparison with the prior year. Sales increases were led by the more than 30% increase in sales of dairy antibiotic diagnostics. Diagnostic tests for allergens increased by 25% with growth in sales of test kits to detect milk, egg, almond and gluten residues. Food processors continue to expand routine testing procedures to help prevent inadvertent contamination from reaching food allergic consumers. Tests for natural toxins grew by 10% in comparison with FY-09 with strong increases in Deoxynivalenol (DON) and histamine test kit sales. DON test kit increases came largely due to reports of high levels of mold toxin DON in harvested grain in isolated pockets of the United States and continued market acceptance of the Company’s new test system. Histamine is a toxin produced in certain types of harvested fish, especially tuna, if they are improperly stored. Sales of diagnostic products for bacteria and general sanitation increased 3% in comparison with the prior year. Soleris product lines continued their expansion but with modest growth in comparison with FY-09. Sales of dehydrated culture media and other products increased by 7% over the prior year as the Company gained several new customers in this competitive market.

During the first quarter of FY-10, Animal Safety revenues increased by 12% overall in comparison with FY-09. Life Science and Equine vaccines increased by 33% in comparison with FY-09. This included exceptional growth of 60% in two of the Company’s veterinary biologics: BotVax® B, an equine botulism vaccine, and EqStim®, an immune system stimulant. Rodenticide and disinfectant Sales increased by 15% in comparison with FY-09 following the July 2008 acquisition of the cleaners and disinfectants business. The added DuPont products lines have proven to be a strong synergistic fit within the Animal Safety product segment. Veterinary instrument and other sales increased by 4% in comparison with the prior year and included an approximately 60% increase in Neogen’s vitamin injectibles that are used primarily for prevention and treatment of vitamin deficiencies in cattle and sheep. Sales of products through over-the-counter distributor channels were led by strong increases in products to treat wounds, leg and foot conditions. The Company’s Ideal Instruments brand, including disposable needles and syringes, also had a solid quarter with sales growth of 11% compared to the previous year’s first quarter.

Gross margins increased from 51.4% in the first quarter of FY-09 to 53.4% in FY-10. This resulted from a change in product mix that included a greater percentage of diagnostic products. Operating margins in the first quarter increased from 19.6% of sales in FY-09 to 21.5% in FY-09 as a result of gains achieved in the gross margins. Operating expense controls sales and marketing expenses as a percentage of revenues decreased from 19.5% to 18.5%. General and administrative expenses decreased slightly from 9.0% of revenues to 8.9%. The decrease in sales and marketing as a percentage of revenues is the direct effect of the acquisitions during the year that contributed revenue dollars without commensurate increase in distribution costs. Absolute dollar increase of $310,000 in the quarter in general and administrative expense is due to a number of factors, including the cost of acquiring businesses and increased governmental licensing and regulatory affairs. Research expense, growing $512,000 in absolute dollars, increased as a percent of revenues from 3.3% to 4.5%. This planned increase in research and development efforts is needed to support the existing products, to increase the supply of future products in key markets and support the Company’s goal to achieve $200 million in revenues by 2014.

Financial Condition and Liquidity

Net cash proceeds of $1,256,000 were realized with the exercise of 105,000 stock options and issuance of shares under the Employee Stock Purchase Plan during the first quarter of FY-10. While accounts receivable grew to accommodate increases in operations, inventories decreased under regimented inventory reduction efforts. $9,130,000 in cash was generated from operations during the first fiscal quarter of 2010. Inflation and changing prices are not expected to have a material effect on operations, as the management believes it has and will be successful in offsetting increased input cost with price increases.

Management believes that the Company’s existing cash balances at August 31, 2009, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART 1 FINANCIAL INFORMATION

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has moderate interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. It therefore could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. Dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. Dollar, the British Pound Sterling and the Euro. When the U.S. Dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. Dollar strengthens, the opposite situation occurs. Additionally, previously recognized sales in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. The Company’s investment in its foreign subsidiary is considered long-term.

PART 1 FINANCIAL INFORMATION

ITEM 4.	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2009 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the company’s internal control over financial reporting during the quarter ended August 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: October 8, 2009

/s/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer

Dated: October 8, 2009

/s/ RICHARD R. CURRENT
Richard R. Current
Vice President & Chief Financial Officer