Form 10-Q
period 2009-11-30
NEOGEN CORP
filed 2010-01-05
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of December 1, 2009, there were 22,491,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2009	May 31, 2009
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,454	$13,842
Accounts receivable, less allowance of $700 and $600.	25,176	23,363
Inventories	30,149	31,363
Deferred income taxes	200	200
Prepaid expenses and other current assets	3,055	2,998

TOTAL CURRENT ASSETS	91,034	71,766

NET PROPERTY AND EQUIPMENT	16,718	17,058

OTHER ASSETS
Goodwill	38,061	39,717
Other non-amortizable intangible assets	4,139	3,730
Customer based intangibles, net of accumulated amortization of $3,408 and $2,861	6,264	6,143
Other non-current assets, net of accumulated amortization of $1,674 and $1,663	4,697	3,762

	53,161	53,352

	$160,913	$142,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,115	$3,909
Accrued compensation	2,119	2,519
Income taxes	3,645	667
Other accruals	2,089	2,151

TOTAL CURRENT LIABILITIES	14,968	9,246

DEFERRED INCOME TAXES	2,725	2,725
OTHER LONG-TERM LIABILITIES	1,596	1,526

	4,321	4,251

TOTAL LIABILITIES	19,289	13,497

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 22,491,000 shares issued and outstanding at November 30, 2009; 22,105,000 shares issued and outstanding at May 31, 2009	3,599	3,537
Additional paid-in capital	65,476	61,517
Accumulated other comprehensive income (loss) and noncontrolling interest	(46)	36
Retained earnings	72,595	63,589

TOTAL STOCKHOLDERS’ EQUITY	141,624	128,679

	$160,913	$142,176

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30		Six Months Ended November 30
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net sales	$35,251	$31,187	$67,598	$59,992
Cost of goods sold	16,729	15,062	31,806	29,063

GROSS MARGIN	18,522	16,125	35,792	30,929

OPERATING EXPENSES
Sales and marketing	6,405	6,013	12,377	11,632
General and administrative	3,191	3,032	6,082	5,612
Research and development	1,698	1,219	3,161	2,171

	11,294	10,264	21,620	19,415

OPERATING INCOME	7,228	5,861	14,172	11,514

OTHER INCOME (EXPENSE)
Interest income	16	69	33	134
Other income (expense)	(34)	171	1	311

	(18)	240	34	445

INCOME BEFORE INCOME TAXES	7,210	6,101	14,206	11,959
INCOME TAXES	2,600	2,200	5,200	4,325

NET INCOME	$4,610	$3,901	$9,006	$7,634

NET INCOME PER SHARE
Basic	$.21	$.18	$.40	$.35

Diluted	$.20	$.17	$.39	$.34

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Other(1)	Retained Earnings	Total
	Shares	Amount
	(In thousands except share amounts)
Balance, June 1, 2009	22,105,000	$3,537	$61,517	$36	$63,589	$128,679
Issuance of shares common stock under equity compensation plans, including $596 of excess income tax benefit	374,000	60	3,801			3,861
Issuance of shares under employee stock purchase plan	12,000	2	158			160
Comprehensive income:
Net income for the six months ended November, 2009					9,006	9,006
Foreign currency translation adjustments and other				(82)		(82)

Total comprehensive income ($6,115 in the six months ended November 30, 2008)						8,924

Balance, November 30, 2009	22,491,000	$3,599	$65,476	$(46)	$72,595	$141,624

(1)	Other represents accumulated foreign currency adjustments of ($423) and ($430) at November 30, 2009 and May 31, 2009 and noncontrolling interest of $377 and $466 at November 30, 2009 and May 31, 2009, respectively.

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,006	$7,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,027	1,950
Share based compensation	1,050	1,051
Income tax benefit from stock plan transactions	(596)	(345)
Other	—	3
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,875)	(2,946)
Inventories	1,173	(4,102)
Prepaid expenses and other current assets	(65)	211
Accounts payable and accruals	5,777	1,661

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,497	5,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,522)	(1,501)
Payments for business acquisitions	—	(7,672)

NET CASH USED IN INVESTING ACTIVITIES	(1,522)	(9,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in other long-term liabilities	70	172
Net proceeds from issuance of common stock	2,971	1,990
Excess income tax benefit from the exercise of stock options	596	345

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,637	2,507

INCREASE(DECREASE) IN CASH	18,612	(1,549)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,842	14,270

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,454	$12,721

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended November 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2010. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2009 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2009.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2009	May 31, 2009
	(In thousands)
Raw materials	$11,013	$11,183
Work-in-process	973	703
Purchased finished and finished goods	18,163	19,477

	$30,149	$31,363

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$4,610	$3,901	$9,006	$7,634
Denominator:
Denominator for basic net income per share weighted average shares	22,387	21,977	22,281	21,894
Effect of dilutive stock options and warrants	663	706	652	719

Denominator for diluted net income per share	23,050	22,683	22,933	22,613
Net income per share:
Basic	$.21	$.18	$.40	$.35

Diluted	$.20	$.17	$.39	$.34

The Board of Directors declared a 3 for 2 stock split effective December 15, 2009. All share and per share amounts in this Form 10-Q reflect amounts as if the split took place at the beginning of the periods presented.

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

Segment information for the three months ended November 30, 2009 and 2008 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2010
Net sales to external customers	$18,446	$16,805	$—	$35,251
Operating income (reduction)	5,282	2,428	(482)	7,228

Fiscal 2009
Net sales to external customers	$15,379	$15,808	$—	$31,187
Operating income (reduction)	3,673	2,540	(352)	5,861

Segment information for the six months ended November 30, 2009 and 2008 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2010
Net sales to external customers	$35,921	$31,677	$—	$67,598
Operating income (reduction)	10,413	4,645	(886)	14,172
Total assets	$62,287	$68,719	$29,907	$160,913

Fiscal 2009
Net sales to external customers	$30,928	$29,064	$—	$59,992
Operating income (reduction)	7,670	4,445	(601)	11,514
Total assets	$61,255	$64,065	$11,617	$136,937

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and minority interests.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the six months ended November 30, 2009 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2009	2,115,767	$11.67
Granted	426,375	19.60
Exercised	(380,400)	8.23
Forfeited	(3,000)	12.47

Options outstanding at November 30, 2009	2,158,742	13.85

During the three and six months ended November 30, 2009 and 2008 the Company recorded $525,000 and $577,000 and $1,050,000 and $1,051,000 respectively of compensation expense related to its share-based awards.

The Company has 29,250 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

On June 1, 2009, the Company adopted ASC 805 Business Combinations (ASC 805). This standard intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the standard had no material impact on the Company’s results of operations or financial position.

ASC 810 Consolidation (ASC 810) requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. The Company was required to adopt the provisions of both ASC 805 and ASC 810 simultaneously at the beginning of fiscal 2010. The standards were adopted on June 1, 2009, and did not have a material impact on the Company’s results of operations or financial position.

The Company adopted ASC 825 Financial Instruments (ASC 825) in the quarter ended August 31, 2009. The statement requires financial disclosure of certain financial instruments. The statement did not have any impact on the Company’s results of operations or financial position or disclosures on an interim basis.

The Company adopted ASC 855 Subsequent Events (ASC 855) in the quarter ended August 31, 2009. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the Company’s results of operations or financial position.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

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

On June 30, 2008, Neogen Corporation purchased a disinfectant business from DuPont Animal Health Solutions. The products are used in animal health hygiene applications. Assets acquired include 14 different product formulations, associated registrations, patents, trademarks, and other intangibles. As a part of the acquisition the Company obtained the right to distribute certain other related DuPont products in North America. DuPont will distribute certain of the newly acquired Neogen products in other important international markets. Consideration for the purchase was $7,000,000 with potential additional payments of up to $5,000,000 based upon future revenues. The purchase price has been allocated to goodwill, customer based intangibles, trademarks and patents. This acquisition has been integrated into the Lexington, Kentucky operations and is expected to be a strong synergistic fit with the Company’s Animal Safety product line. Results of operations have been included as of the date of acquisition.

On May 4, 2009, Neogen Corporation acquired International Diagnostics Systems Corporation, a St. Joseph, Michigan based developer, manufacturer and marketer of test kits to detect drug residues in food and animal feed, and drugs in forensic and animal samples. International Diagnostic Systems reported sales of $2 million in its most recently completed fiscal year prior to the acquisition. The preliminary allocation of the purchase price included net current assets of $498,000 and intangible assets of $2,964,000 (estimated useful lives of 5-15 years).

8. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at November 30, 2009 or May 31, 2009) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 125 basis points (rate under terms of the agreement was 1.48% at November 30, 2009). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios, each of which are complied with at November 30, 2009.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at November 30, 2009 and May 31, 2009 is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the company’s common stock. As of May 31, 2009, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal year 2010. Shares purchased under the program were retired.

11. SUBSEQUENT EVENTS

Pursuant to ASC 855-Subsequent Events the Company evaluated subsequent events after November 30, 2009 through the time of filing with the SEC on January 5, 2010, representing the date that these Consolidated Financial Statements are to be filed with the U.S. SEC. The Company concluded that no material events or transactions occurred subsequent to November 30, 2009 that provide additional evidence about conditions that existed at November 30, 2009 or after that require adjustment to or disclosure in the Consolidated Financial Statements except as described in the following paragraph.

On December 1, 2009, the Company purchased the Biokits food safety business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arms length negotiations, approximated $6.5 million in cash and the assumption of trade accounts payable of $175,000. The acquired Deeside, Wales facilities of the business will operate as a unit of Neogen’s wholly owned subsidiary, Neogen Europe Ltd., based in Ayr, Scotland.

PART I – FINANCIAL INFORMATION

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including those related to receivable allowances, inventories, accuals and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Equity Compensation Plans

ASC 718 Compensation – Stock Compensation (ASC 718) addresses the accounting for share-based employee compensation. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 5 to the interim consolidated financial statements. ASC 718 requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

New Accounting Pronouncements

See note 6 to Interim Consolidated Financial Statements.

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 13% in the second quarter to $35.3 million and by 13% to $67.6 million for the six-month period ended November 30, 2009 when compared to the prior year. Food Safety sales increased by 20% and 16% in the quarter and in the six-month period ended November 30, 2009, respectively. Animal Safety sales increased by 6% and 9% in the quarter and in the six-month period ended November 30, 2009, respectively. Exclusive of the revenues from the DuPont and IDS acquisitions, overall revenues increased 12% and 11% in the second quarter and year-to-date periods. Gross margins increased from 51.7% in the November 2008 quarter to 52.5% in the November 2009 quarter and increased from 51.6% to 52.9% on a year-to-date basis. The increase in gross margins was a result of favorable changes in product mix that included an increased percentage of diagnostic product sales. Operating margins increased in the quarter and six-month periods from 18.8% to 20.5% and from 19.2% to 21.0%, respectively. The gains were the result of improved gross margins continuing cost control efforts and the effect of acquisitions.

Revenues

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

	Three Months Ended November 30			%
	2009	2008(1)	Increase (Decrease)
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$9,935	$7,817	$2,118	27%
Bacteria & General Sanitation	4,708	4,800	(92)	(2%)
Dehydrated Culture Media & Other	3,803	2,762	1,041	38%

	18,446	15,379	3,067	20%

Animal Safety
Life Science & Equine Vaccines	2,532	2,338	194	8%
Rodenticides & Disinfectants	6,960	5,695	1,265	22%
Veterinary Instruments & Other	7,313	7,775	(462)	(6%)

	16,805	15,808	997	6%

Total Sales	$35,251	$31,187	$4,064	13%

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

	Six Months Ended November 30		Increase (Decrease)%
	2009	2008(1)
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,655	$15,982	$3,673	23%
Bacteria & General Sanitation	9,096	9,066	30	—%
Dehydrated Culture Media & Other	7,170	5,880	1,290	22%

	35,921	30,928	4,993	16%

Animal Safety
Life Science & Equine Vaccines	4,984	4,175	809	19%
Rodenticides & Disinfectants	12,589	10,569	2,020	19%
Veterinary Instruments & Other	14,104	14,320	(216)	(2%)

	31,677	29,064	2,613	9%

Total Sales	$67,598	$59,992	$7,606	13%

(1)	Certain amounts from 2008 have been reclassified to conform with 2009 classifications.

Food Safety revenues, increased 20% in the second quarter and 16% in the first six months of FY-10. These increases were entirely organic. Sales of Natural Toxins, Allergen and Drug Residue products increased by 27% in the quarter and by 23% year-to-date in comparison with FY-09. Mycotoxin second quarter sales growth increased by 26%, as much of the United States had cool and often wet weather conditions during the summer months and fall harvest seasons. Sales of Food Allergen tests continued their recent trend of sales growth with an overall increase of 20%. All allergen test kits, including peanut, milk, egg, gliadin, almond and soy achieved increases ranging from 8% to 80%. Drug residue test kits revenue increased significantly in the second consecutive quarter and year to date periods from a combination of increased unit sales and changes in prices. Bacteria and General Sanitation product sales declined 2% in the quarter and remained unchanged in the first six months of FY-10. Sales of Soleris capital equipment slowed significantly in the second quarter, as more customers implemented capital expenditure restrictions. Neogen has added a new lease-purchasing financing alternative at the start of the new calendar year. Dehydrated Culture Media and Other product sales increased by 38% and 22% in the quarter and in the six month periods respectively. These sales increases were broad based and continued a trend from the first fiscal quarter.

Animal Safety revenues increased by 6% in the second quarter and 9% in the six months ended November 30, 2009 in comparison with the prior year. Organic increases were 3% and 6% in the three and six month periods, respectively. Life Sciences and Equine Vaccines revenue increased by 8% and 19% in the quarter and six months respectively. Bolstered by the May 2009 acquisition of IDS, sales for drugs of abuse used in the Forensic market experienced a strong 33% increase in the second quarter. Rodenticide and Disinfectant product sales increased by 22% in the quarter and by 19% on a year-to-date basis. Rodenticide and Disinfectant sales growth included one month of new business to a large food animal integrator, representing an important gain in market share that should also benefit future quarters. Veterinary Instrument and Other product sales decreased by 6% and 2% in the quarter and six months respectively in comparison with prior year. Decreases are primarily due to continued declines in the food animal protein markets. Despite this factor, several of the Company’s portfolio of product lines had modest increases in organic growth in the second quarter.

Gross margins increased from 51.7% to 52.5% in the second quarter of FY-10 and from 51.6% to 52.9% in the first six months of FY-10. This resulted from a change in product mix that included a greater percentage of diagnostic products.

Operating margins in the second quarter increased from 18.8% to 20.5% and from 19.2% to 21.0% in the six months of sales in FY-10 as compared with FY-09 as a result of gains achieved in the gross margins. Sales and marketing expenses as expressed as a percentage of revenues decreased from 19.3% to 18.2% in the second quarter and decreased from 19.4% to 18.3% on a year-to-date basis. The decrease in sales and marketing as a percentage of revenues includes the effect of acquisitions that contributed revenue dollars without commensurate increases in distribution costs. General and administrative expenses decreased from 9.7% of revenues in FY-09 to 9.1% of revenues in the second quarter of FY-10, and from 9.4% to 9.0% for the first six months of FY-10. The change in general and administrative expense, while an increase in absolute dollars of $159,000 in the quarter and $470,000 fiscal year-to-date, is partially due to the cost of acquiring businesses with increased governmental licensing and regulatory costs. Research expense grew $479,000 in absolute dollars in the second quarter and $990,000 for the first six months of FY-10, increased as a percent of revenues from 3.9% to 4.8% in the second fiscal quarter and from 3.6% to 4.7% in the six month period. Management believes this deliberate increase in research and development efforts is needed to support the existing products and to increase the supply of future products in key markets.

Financial Condition and Liquidity

Proceeds of $4,042,000 were realized with the exercise of 374,000 stock options and the issuance of 12,000 shares under the Employee Stock Purchase Plan during the six months ended November 30, 2009. Despite increases in accounts receivable, which grew to accommodate increases in operations for the first six months of the fiscal year, $16,497,000 cash was generated from operations. Inventories decreased under regimented inventory reduction efforts. Inflation and changing prices do not generally have a material effect on operations. As of November 30, 2009, Cash and cash equivalents consisted of funds used to support current operations and certificates of deposit with maturities of 90 days or less.

Days of sales in accounts receivable have remained approximately level over the past several years. This is indicative of the management of the growth of accounts receivable on a basis approximating the growth in revenues over the periods. As the Company’s international sales have increased from approximately 25% to 40% and it has sourced additional product from outside the USA, by necessity it is carrying greater levels of inventory. Systems and procedures have been installed that are expected to assist in increasing inventory turnover over rates.

Management believes that the Company’s existing cash balances at November 30, 2009, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within its mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations of exposure to interest rates for variable rate borrowings.

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

Neogen has assets, liabilities and operations outside of the United States that are located in Ayr, Scotland and Mexico where the functional currency is the British Pound Sterling and Mexican Peso respectively. The Company’s investment in its foreign subsidiaries are considered long-term.

PART I – FINANCIAL INFORMATION

Item 4.	Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2009 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the company’s internal control over financial reporting during the quarter ended November 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on its future results of operations or financial position.

Item 4.	SUBMISSION OF MATTERS TO VOTE OR SECURITY HOLDERS

The annual meeting of the company was held October 8, 2009. The matters voted on the results follow:

Election of Directors	For
Lon M. Bohannon	13,739,958
A. Charles Fischer	13,607,178
Richard T. Crowder	13,431,546

Ratification for the appointment of Ernst & Young L.L.P. as the Company’s independent public accounting firm for 2010: for 13,852.432. Consideration of shareholder proposal: for – 2,854,861, against – 8,341,400.

ITEM 6.	Exhibits

(a) Exhibit Index

10.43	–	Bank of America August 31, 2009 Amended Loan Agreement and Promissory Note.

10.44	–	Bank of America November 6, 2009 Second Amendment to Amended and Restated Promissory Note.

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a).

32	–	Certification pursuant to 18 U.S.C. sections 1350.

Items 1A, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 5, 2010

/s/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer

Dated: January 5, 2010

/s/ RICHARD R. CURRENT
Richard R. Current
Vice President & Chief Financial Officer