Form 10-Q
period 2010-02-28
NEOGEN CORP
filed 2010-04-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010.

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

As of March 1, 2010, there were 22,557,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,107	$13,842
Accounts receivable, less allowance of $700 and $600.	23,850	23,363
Inventories	31,667	31,363
Deferred income taxes	200	200
Prepaid expenses and other current assets	3,089	2,998

TOTAL CURRENT ASSETS	89,913	71,766

NET PROPERTY AND EQUIPMENT	16,948	17,058

OTHER ASSETS
Goodwill	43,534	39,717
Other non-amortizable intangible assets	4,139	3,730
Customer based intangibles, net of accumulated amortization of $3,626 and $2,861	6,031	6,143
Other non-current assets, net of accumulated amortization of $1,806 and $1,663	4,735	3,762

	58,439	53,352

	$165,300	$142,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,824	$3,909
Accrued compensation	2,049	2,519
Income taxes	3,249	667
Other accruals	2,497	2,151

TOTAL CURRENT LIABILITIES	14,619	9,246

DEFERRED INCOME TAXES	2,725	2,725
OTHER LONG-TERM LIABILITIES	1,614	1,526

	4,339	4,251

TOTAL LIABILITIES	18,958	13,497

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 22,557,000 shares issued and outstanding at February 28, 2010; 22,105,000 shares issued and outstanding at May 31, 2009	3,609	3,537
Additional paid-in capital	66,682	61,517
Accumulated other comprehensive income (loss) and noncontrolling interest	(425)	36
Retained earnings	76,476	63,589

TOTAL STOCKHOLDERS’ EQUITY	146,342	128,679

	$165,300	$142,176

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net sales	$33,833	$27,840	$101,431	$87,831
Cost of goods sold	16,372	14,813	48,178	43,875

GROSS MARGIN	17,461	13,027	53,253	43,956

OPERATING EXPENSES
Sales and marketing	6,795	5,422	19,172	17,053
General and administrative	3,391	2,769	9,473	8,382
Research and development	1,526	1,265	4,687	3,436

	11,712	9,456	33,332	28,871

OPERATING INCOME	5,749	3,571	19,921	15,085

OTHER INCOME
Interest income	34	60	67	195
Other income (expense)	(2)	542	(1)	852

	32	602	66	1,047
INCOME BEFORE INCOME TAXES	5,781	4,173	19,987	16,132
INCOME TAXES	1,900	1,350	7,100	5,675

NET INCOME	$3,881	$2,823	$12,887	$10,457

NET INCOME PER SHARE
Basic	$.17	$.13	$.58	$.48

Diluted	$.17	$.12	$.56	$.46

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Other(1)	Retained Earnings	Total
	Shares	Amount
	(In thousands except share amounts)
Balance, June 1, 2009	22,105,000	$3,537	$61,517	$36	$63,589	$128,679
Issuance of shares common stock under equity compensation plans, including $821 of excess income tax benefit	428,000	68	4,837			4,905
Issuance of shares under employee stock purchase plan	24,000	4	328			332
Comprehensive income:
Net income for the nine months ended February 28, 2010					12,887	12,887
Foreign currency translation adjustments and other				(461)		(461)

Total comprehensive income ($9,085 in the nine months ended February 28, 2009)						12,426

Balance, February 28, 2010	22,557,000	$3,609	$66,682	$(425)	$76,476	$146,342

(1)	Other represents accumulated foreign currency adjustments of ($788) and ($430) at February 28, 2010 and May 31, 2009 and noncontrolling interest of $363 and $466 at February 28, 2010 and May 31, 2009, respectively.

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,887	$10,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,147	2,892
Share based compensation	1,593	1,543
Income tax benefit from stock plan transactions	(821)	(428)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2)	(3,038)
Inventories	185	(5,720)
Prepaid expenses and other current assets	(537)	(640)
Accounts payable and accruals	5,159	1,305

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,611	6,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(2,444)	(1,863)
Payments for business acquisitions	(6,455)	(7,672)

NET CASH USED IN INVESTING ACTIVITIES	(8,899)	(9,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases (decreases) in other long-term liabilities	88	(371)
Net proceeds from issuance of common stock	3,644	2,568
Excess income tax benefit from the exercise of stock options	821	428

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,553	2,625

INCREASE (DECREASE) IN CASH	17,265	(539)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,842	14,270

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,107	$13,731

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended February 28, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2010. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2009 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2009.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2010	May 31, 2009 (1)
	(In thousands)
Raw materials	$12,328	$11,183
Work-in-process	1,473	1,425
Purchased finished and finished goods	17,866	18,755

	$31,667	$31,363

(1)	Inventory components at May 31, 2009 were reclassified to conform with 2010 classifications.

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$3,881	$2,823	$12,887	$10,457
Denominator:
Denominator for basic net income per share weighted average shares	22,536	21,977	22,366	21,894
Effect of dilutive stock options and warrants	652	706	646	719

Denominator for diluted net income per share	23,188	22,683	23,012	22,613
Net income per share:
Basic	$.17	$.13	$.58	$.48

Diluted	$.17	$.12	$.56	$.46

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

Segment information for the three months ended February 28, 2010 and 2009 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2010
Net sales to external customers	$19,719	$14,114	$—	$33,833
Operating income (reduction)	4,980	1,243	(474)	5,749

Fiscal 2009
Net sales to external customers	$14,173	$13,667	$—	$27,840
Operating income (reduction)	3,017	857	(303)	3,571

Segment information for the nine months ended February 28, 2010 and 2009 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2010
Net sales to external customers	$55,640	$45,791	$—	$101,431
Operating income (reduction)	15,393	5,888	(1,360)	19,921
Total assets	$67,293	$69,447	$28,560	$165,300

Fiscal 2009
Net sales to external customers	$45,101	$42,730	$—	$87,831
Operating income (reduction)	10,686	5,303	(904)	15,085
Total assets	$61,060	$66,873	$12,242	$140,175

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the nine months ended February 28, 2010 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2009	2,115,767	$11.67
Granted	426,375	19.60
Exercised	(428,000)	8.34
Forfeited	(27,900)	13.56

Options outstanding at February 28, 2010	2,086,242	9.93

During the three and nine months ended February 28, 2010 and 2009 the Company recorded $544,000 and $492,000 and $1,593,000 and $1,543,000 respectively of compensation expense related to its share-based awards.

The Company has 29,250 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

On June 1, 2009, the Company adopted ASC 805 Business Combinations (ASC 805). This standard intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the standard had no material impact on the Company’s results of operations or financial position at the date of adoption.

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

The Company adopted ASC 825 Financial Instruments (ASC 825) in the quarter ended August 31, 2009. The statement requires financial disclosure of certain financial instruments. The statement did not have any impact on the Company’s results of operations or financial position, but we have now added the required disclosures on an interim basis.

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

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On June 3, 2008, Neogen Corporation formed a subsidiary in Mexico, Neogen LatinoAmerica SPA to acquire its former distributor. The new business is 40% owned by Neogen Corporation’s former Mexican distributor in Mexico, with the remainder owned by Neogen. The new company distributes the Company’s food and animal safety products throughout Mexico. The consideration of $672,000 was allocated $462,000 to current assets, $30,000 to fixed assets and the remainder to intangible assets.

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

On December 1, 2009, the Company purchased the Biokits food safety business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arms length negotiations, approximated $6.5 million in cash and the assumption of trade accounts payable of $175,000. The preliminary allocation of the purchase price included net current assets of $770,000, fixed assets $163,000 and intangible assets of $5,522,000. The acquired business will operate as a unit of Neogen’s food safety division. Principal products include allergen test kits.

8. LONG TERM DEBT

The Company maintains a financing agreement with a bank (no amounts drawn at February 28, 2010 or May 31, 2009) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is LIBOR plus 125 basis points (rate under terms of the agreement was 1.48% at February 28, 2010). Financial covenants include maintaining specified funded debt to EBITDA and debt service ratios, each of which are complied with at February 28, 2010.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at February 28, 2010 and May 31, 2009 is recorded within other long term liabilities in the consolidated balance sheet.

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

11. SUBSEQUENT EVENTS

Pursuant to ASC 855-Subsequent Events the Company evaluated subsequent events after February 28, 2010 and through the date of initial filing of these financial statements with the SEC. The Company concluded that no material events or transactions occurred subsequent to February 28, 2010 that provide additional evidence about conditions that existed at February 28, 2010 or after that require adjustment to or disclosure in the Consolidated Financial Statements, except on March 31, 2010, Neogen Corporation purchased GeneSeek, Inc., of Lincoln, Nebraska, a leading commercial agricultural genetics laboratory. Consideration for the purchase, which was determined through arms length negotiations, was approximately $13.8 million to purchase all of GeneSeek’s outstanding stock. The purchase price is also subject to contingent payments up to $7.2 million based on the performance of the acquired business going forward. Neogen intends to operate the business as a unit of Neogen’s Animal Safety division from GeneSeek’s current facility in Lincoln, Nebraska.

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

Valuation of Non-amortizable Intangible Assets and Goodwill

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

When management determines that the carrying value of non-amortizable intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value of the reporting unit’s net assets is compared to the projected discounted cash flows of the reporting unit using a discount rate commensurate with the risk inherent in the Company’s current business model. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. Changes to the discount rate or projected cash flows used in the analysis can have a significant impact on the results of the impairment test.

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

New Accounting Pronouncements

See note 6 to Interim Consolidated Financial Statements.

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 21% in the third quarter to $33.8 million and by 15% to $101.4 million for the nine-month period ended February 28, 2010 when compared to the prior year. Food Safety sales increased by 39% and 23% in the quarter and in the nine-month period ended February 28, 2010, respectively. Animal Safety sales increased by 3% and 7% in the quarter and the nine-month period ended February 28, 2010, respectively. Exclusive of the revenues from the DuPont, Biokits and IDS acquisitions, overall revenues increased 16.5% and 13.1% in the third quarter and year-to-date periods. Gross margins increased from 46.8% in the February 2009 quarter to 51.6% in the February 2010 quarter and increased from 50.0% to 52.5% on a year-to-date basis. The increase in gross margins was a result of favorable changes in product mix that included an increased percentage of diagnostic product sales. Operating margins increased in the quarter and nine-month periods from 12.8% to 17.0% and from 17.2% to 19.6%, respectively. The improvements were the result of improved gross margins, continuing cost control efforts and the effect of acquisitions.

Revenues

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

	Three Months Ended February 28
	2010	2009(1)	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$10,107	$6,717	$3,390	50%
Bacteria & General Sanitation	4,902	4,102	800	20%
Dehydrated Culture Media & Other	4,709	3,354	1,355	40%

	19,718	14,173	5,545	39%

Animal Safety
Life Science & Equine Vaccines	2,103	1,724	379	22%
Rodenticides & Disinfectants	4,831	4,878	(47)	(1)%
Veterinary Instruments & Other	7,181	7,065	116	2%

	14,115	13,667	448	3%

Total Sales	$33,833	$27,840	$5,993	21%

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

	Nine Months Ended February 28
	2010	2009(1)	Increase (Decrease)%
	(Dollars in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$28,835	$21,903	$6,932	32%
Bacteria & General Sanitation	14,028	13,192	836	6%
Dehydrated Culture Media & Other	12,777	10,006	2,771	28%

	55,640	45,101	10,539	23%

Animal Safety
Life Science & Equine Vaccines	7,086	5,899	1,187	20%
Rodenticides & Disinfectants	17,420	15,447	1,973	13%
Veterinary Instruments & Other	21,285	21,384	(99)	—%

	45,791	42,730	3,061	7%

Total Sales	$101,431	$87,831	$13,600	15%

(1)	Certain amounts from 2009 have been reclassified to conform with 2010 classifications.

Food Safety revenues increased 39% in the third quarter and 23% in the first nine months of FY-10. Sales of Natural Toxins, Allergen and Drug Residue products increased by 50% in the quarter and by 32% year-to-date in comparison with FY-09. Mycotoxin third quarter sales growth increased by 67%, as much of the United States had cool and often wet weather conditions during the calendar 2009 summer months and fall harvest seasons. Sales of Food Allergen tests continued their trend of sales growth with an overall increase of 85%. Allergen test kit sales increases ranged from 8% to 65% and were broad-based. Excluding the revenue from the Biokits acquisition in December 2009, allergen revenues increased 23% in the third quarter in comparison with the same quarter of the prior year. Drug residue test kits revenue increased by 9% in the third fiscal quarter and 31% in the year to date period, including Neogen’s new BetaStar Combo, which simultaneously detects beta-lactam and tetracycline antibiotic residues in milk. Bacteria and General Sanitation product sales increased 20% in the quarter and 6% in the first nine months of FY-10. Sales of Soleris capital equipment increased in the quarter but remained behind in the nine month period, as customers appeared to have begun to relax capital expenditure restrictions. Soleris consumable vials increased 26% in the quarter and 21% on a year-to-date basis as unit placements in FY-09 have lead to vial sales in FY-10. Dehydrated Culture Media and Other product sales increased by 40% and 28% in the quarter and in the nine month periods respectively. These sales increases were broad based and continued a trend from the first and second fiscal quarters. The Company also regained some key business from some larger pharmaceutical accounts in the FY-10 quarter.

Animal Safety revenues increased by 3% in the third quarter and 7% in the nine months ended February 28, 2010 in comparison with the prior year. Organic sales were equal to the sales in the third quarter last year and increased by 2% in the nine month period. Life Sciences and Equine Vaccines revenue increased by 22% and 20% in the quarter and nine months respectively. Bolstered by the May 2009 acquisition of IDS, sales for drugs of abuse used in the Forensic market experienced a strong 20% increase in the third quarter and 19% year-to-date. Rodenticide and Disinfectant product sales decreased by 1% in the quarter and increased by 13% on a year-to-date basis. Disinfectant sales growth in the third quarter was down due to the timing of product going from the suppliers to the purchasers. These orders are expected to be filled in the fourth fiscal quarter. Rodenticide and Disinfectant sales in the second and third quarters included new business to a large food animal integrator, representing an important gain in market share that should also benefit future quarters. Veterinary Instrument and Other product sales increased by 2% in the quarter and approximately equaled the comparable nine-month period of the prior year. Despite declines in the food animal protein markets, several of the Company’s portfolio of product lines had modest increases in organic growth in the third quarter.

Gross margins increased from 46.8% in the February 2009 quarter to 51.6% in the February 2010 quarter and increased from 50.0% to 52.5% on a year-to-date basis. The increase in gross margins was a result of favorable changes in product mix that included an increased percentage of diagnostic product sales.

Operating margins in the third quarter increased from 12.8% to 17.0% and from 17.2% to 19.6% in the nine months of sales in FY-10 as compared with FY-09 as a result of gains achieved in the gross margins. Sales and marketing expenses as expressed as a percentage of revenues increased from 19.5% to 20.1% in the third quarter and decreased from 19.4% to 18.9% on a year-to-date basis. The year-to-date decrease in sales and marketing as a percentage of revenues includes the effect of acquisitions that contributed revenue dollars without commensurate increases in distribution costs. General and administrative expenses increased from 9.9% of revenues in FY-09 to 10.0% of revenues in the third quarter of FY-10, and decreased from 9.5% to 9.3% for the first nine months of FY-10. The change in general and administrative expense, while an increase in absolute dollars of $622,000 in the quarter and $1,091,000 fiscal year-to-date, is partially due to the cost of acquiring businesses with increased governmental licensing and regulatory costs and amortization of customer based intangibles. Research expense grew $261,000 in absolute dollars in the third quarter and $1,251,000 for the first nine months of FY-10, remained unchanged as a percent of revenues at 4.5% in the third fiscal quarter and increased from 3.9% to 4.6% in the nine month period. Management believes this deliberate increase in research and development efforts is needed to support the existing products and to increase the supply of future products in key markets.

Other income (expense) included reductions in interest income, as yields on certificates of deposit declined. Other income (expense) also included currency gains in the prior year were reduced in the current year and offset by $212,000 of charges for closing the Wales facility, formerly used for the production of Biokits products.

Financial Condition and Liquidity

Proceeds of $3,644,000 were realized with the exercise of 428,000 stock options and the issuance of 24,000 shares under the Employee Stock Purchase Plan during the nine months ended February 28, 2010. $21,611,000 cash was generated from operations in the first 9 months of the fiscal year. Accounts receivable increased by $497,000 and inventories increased by $304,000 as a result of acquisitions. Excluding acquisitions accounts receivables and inventories remained unchanged due to management efforts to contain cost and strong controls. Inflation and changing prices do not generally have a material effect on operations. As of February 28, 2010, cash and cash equivalents consisted of funds used to support current operations and certificates of deposit with maturities of 90 days or less.

Days of sales in accounts receivable have remained approximately level over the past several years. This is indicative of the management of the growth of accounts receivable on a basis approximating the growth in revenues.

Management believes that the Company’s existing cash balances at February 28, 2010, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within its mission statement. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Neogen has assets, liabilities and operations outside of the United States that are located in Scotland, Brazil and Mexico where the functional currency is the British Pound Sterling, Brazilian Real and Mexican Peso respectively. The Company’s investment in its foreign subsidiaries are considered long-term.

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2010 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the company’s internal control over financial reporting during the quarter ended February 28, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: April 9, 2010

/S/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: April 9, 2010

/S/ RICHARD R. CURRENT
Richard R. Current
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)