Form 10-K
period 2010-05-31
NEOGEN CORP
filed 2010-08-16
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant was $453,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 22,681,000 on July 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 7, 2010 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) marketed by company sales personnel in North America, the United Kingdom and other parts of Europe, Mexico and Brazil, and by distributors elsewhere to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and gene probe products that rely on the Company’s proprietary antibodies and RNA and DNA probes to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products and genetic testing services for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Lansing, MI, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Acumedia®, Neogen®, Neogen flask®; Food Safety: AccuClean®, AccuPoint®, AccuScan®, Agri-Screen®, Alert®, BetaStar®, BioPlate™, Centrus®, GeneQuence®, GENE-TRAK®, ISO-GRID®, NeoColumn™, NEO-GRID®, Penzym™, Penzyme®, Reveal®, Revive®, Soleris®, TetraStar®, Veratox®; Life Sciences: K-Blue®, K-Gold®; Rodenticides: CyKill™, Di-Kill®, Hacco®, Ramik®, Rodex™; Animal Safety: AluShield™, AmVet®, BottomHoof™, BotVax®, Calf Eze™, D3 Needles™, DC&R®, Dr. Franks®, ElectroJac®, ELISA Technologies®, Eqimax™, EqStim®, Furazone®, GeneSeek ®,Gnat-Away™, Gnatural™, Gold Nugget®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet™, Injecto-Stik™, Insight™, ISO-Prine™, Jolt™, MegaShot™, Mini-Shot™, Molecular Solutions for Life®, MycAseptic®, NeedleGard™, NFZ ®, Paddock & Pasture™, PanaKare™, Parvosol®, Poridon®, Pro-Pistol™, Pro-Shot™, Pyril-Pam™, RenaKare™, Rivard®, SeekGain™,SeekSire™, SeekTrace ™, Shine N’ Glo™, Spec-Tuss™, Spectrasol®, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™, Triple Heat™, Tri-Soxsuprine™, Tryad®, UriCon®, UriKare™, Vet-Tie™, Vita-

15™; Kane veterinary products: Ag-Tek®, BreederSleeve®, Correct®, EquiSleeve®, E-Z Bond™, E-Z Catch®, FuturaPad®, Kane®; MaxiSleeve ®, PolyHand®, PolySleeve ®, Pro-Fix®, Pro-Flex®, Safe-T-Flex™, SurgiCryl®; BioSentry agricultural cleaners and disinfectants: Acid-A-Foam™, BioCres™, BioPhene™, BioSentry®, BioQuat™, Chlor-A-Foam™, Evap™, GenQuat®, X-185™.

Neogen operates in two primary business areas: the Food Safety segment, which develops and markets products for the detection of pathogens, natural toxins and other unwanted substances in food and feed products; and the Animal Safety segment, which develops and markets products and services dedicated to animal health. See Notes to Consolidated Financial Statements elsewhere in this Form 10-K for financial information about the Company’s business segments and international operations.

FOOD SAFETY SEGMENT

The products of Neogen’s food safety segment consist of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns.

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

The Company’s kits are generally based on internally developed technology or technology that is acquired in connection with acquisitions. In 2010 Food Safety royalty payments totaled $975,000, including payments of $433,000 for licenses related to the dairy antibiotics product line and $291,000 for allergen products. The remaining items are individually inmaterial. All royalty rates are in the low single digit range.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s Reveal® and Alert® tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox®, Agri-Screen® and Reveal® tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s Veratox®, Alert® and Reveal®, Reveal 3-D and BioKits testing products for food allergens to help protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, casein, egg, almond, wheat (gluten), soy, and hazelnut residues. The Company’s December 2009 acquisition of the BioKits food safety business of Gen-Probe Incorporated added more than 50 test kits for food allergens, meat and fish speciation, and plant genetics, including tests in an advanced lateral flow format for gluten and casein.

Dairies are primary users of Neogen’s BetaStar®, BetaStar Combo, Penzyme® and TetraStar® diagnostic tests to detect the presence of beta lactam and tetracycline antibiotics in milk. The presence of these drugs in milk is a public health hazard, and an economic risk to processors as it limits the milk’s further processing.

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

Neogen’s Soleris® product is used by food processors to identify the presence of spoilage organisms (e.g., yeast and mold) and other microbiological contamination.

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

Revenues from Neogen’s Food Safety Division accounted for 54.4%, 51.4% and 56.3% of the Company’s total revenues for fiscal years ended May 31, 2010, 2009 and 2008, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products to the worldwide animal safety market. Beginning with the acquisition of GeneSeek, Inc. in 2010, the Company provides important genotyping services to animal breeders throughout the world.

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

Neogen markets a complete line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ and the HDN, HDDI and DTN needle product lines that were acquired in the Rivard acquisition are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

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

Neogen’s line of approximately 100 drug detection immunoassay test kits are sold worldwide for the detection of approximately 300 abused and therapeutic drugs in farm animals and racing animals, such as horses, greyhounds and camels, and for detection of drug residues in meat and meat products. The test kits are also used for human forensic toxicology drug screening applications. This line includes tests for narcotics, analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics.

In April 2010, Neogen acquired GeneSeek, Inc., a leading commercial agricultural genetics laboratory in the United States. Founded in 1998, GeneSeek employs 36 individuals and has grown rapidly in recent years. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Through the use of single nucleotide polymorphism (SNP) discovery and analysis, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases.

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

Revenues from Neogen’s Animal Safety Division accounted for 45.6%, 48.6% and 43.7% of the Company’s total revenues for fiscal years ended May 31, 2010, 2009 and 2008, respectively.

GENERAL SALES AND MARKETING

Neogen’s domestic sales efforts are generally organized by market segments, rather than by products or geography. During the fiscal year that ended May 31, 2010, the Company had approximately 6,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 6,000. A total of 184 employees are assigned to sales and marketing functions within the Company. During the year ended May 31, 2010, revenues from one food safety distributor customer were 10.3% of total revenues. No other customer represented in excess of 10% of revenues.

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

The over-the-counter (OTC) animal health market also offers significant growth opportunities for Neogen and its products. Neogen offers a broad range of products including well recognized brands of rodenticides, disinfectants, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising. As a commercial laboratory, GeneSeek provides services direct to the customer.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Internationally, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of more than 120 distributors in 100 countries. The distributors provide local training and technical support, perform market research, and promote Company products within designated countries around the world.

Neogen Europe, Ltd. provides the Company access to the European Union, and allows it to serve its network of customers and distributors throughout the EU. Customers in United Kingdom, France and Germany are served by Company employees. Other European region customers generally are serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s strong research and development continue to be a strong asset in the development of products tailored to meet unique requirements of the European market.

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

In 2008, Neogen formed a subsidiary in Mexico, Neogen LatinoAmerica. The company, headquartered in Mexico City, distributes the Company’s food and animal safety products throughout Mexico and Latin America. Neogen LatinoAmerica unifies Neogen’s widespread business activities throughout the region to animal and crop producers, and food processors. As a result of nearly 20 years of use, Neogen products have earned the trust of Mexican and Latin American producers of meat and milk, and food processors.

In October 2009, Neogen formed a subsidiary in Brazil, Neogen do Brasil (Neogen of Brazil). The new company, headquartered near Sao Paulo, will distribute Neogen’s food safety products throughout Brazil. Neogen do Brasil was created to accelerate the success of Neogen products in Brazil, which has become one of the world’s largest food producers and exporters. Brazil is the world leader in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar, and orange juice.

ANIMAL SAFETY:

The Animal Safety’s international sales group has established a strong presence in several key markets with rodenticides, disinfectants, instruments and veterinary products. Primarily, utilizing in-country distributors and US-based exporters, these markets include Canada, Mexico and Central America, South America, the Caribbean, Australia and Europe Diagnostic products are sold around the world through an extensive distributor network.

GENERAL:

International sales accounted for 39.9%, 41.0% and 38.4% of the Company’s total revenues for fiscal years ended May 31, 2010, 2009 and 2008, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. The Company employs 51 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $6.3 million, $4.6 million and $3.6 million representing 4.5%, 3.8% and 3.6% of total revenues in fiscal 2010, 2009 and 2008, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 4% to 6% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2010 to 2012. Expenditures in FY-2011 are expected to be approximately 5% of total revenues.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent technology. Royalty expense under these agreements amounted to $1,337,000, $1,184,000 and $1,231,000 in 2010, 2009 and 2008, respectively.

PROPRIETARY PROTECTION AND APPROVALS

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

A summary of patents by product categories follow:

	USA	International	Expiration
Natural Toxins, Allergens & Drug Residues	3	34	2010-2019
Bacterial & General Sanitation	12	3	2012-2026
Dry Culture Media & Other	1	0	2016
Life Science & Other	0	2	2024
Vaccine	1	0	2018
Veterinary Instruments & Other	4	6	2018-2022

The Company does not expect that the near term expiration of any patent will have a significant effect on future results of operations.

Management believes that Neogen has adequate protection as to proprietary rights for its products. However, it is aware that substantial research has taken place at universities, governmental agencies and other companies throughout the world and that numerous patents have been applied for and issued. To the extent some of the Company’s products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, licenses to use such technologies may need to be obtained in order to continue to sell the products. These licenses may not be available on commercially reasonable terms. Failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. In addition, patent litigation is not uncommon. Accordingly, there can be no assurance that the Company’s existing patents will be sufficient to completely protect its proprietary rights.

One of the major areas affecting the success of biotechnology development involves the time, costs and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim, ImmunoRegulin and Beta Star. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. Neogen’s rodenticide and disinfectant products are subject to registration in the United States and internationally.

Neogen utilizes third-party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the AOAC International, independently administered third-party, multi-laboratory collaborative studies and approvals by the U.S. Federal Grain Inspection Service and the U.S. Food Safety Inspection Service for the use of Company products in their operations.

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; and Ayr, Scotland. There are currently approximately 248 full-time employees assigned to manufacturing in these four locations. Most locations operate on a one-shift basis, but could be increased to a two-shift basis, if needed. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment.

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

Manufacture of rodenticides and certain cleaners and disinfectants takes place in Randolph. Manufacturing of rodenticides consists of blending technical material (active ingredient) with bait consisting principally of various grains. Certain cleaners and disinfectants are manufactured in Randolph, while others are purchased from other manufacturers and sold, or toll manufactured by third parties.

Neogen maintains a Lansing-based USDA-approved manufacturing plant devoted to the production of the biologic products EqStim® and ImmunoRegulin®. P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the facility. The Company’s BotVax ®B vaccine is also produced in the Lansing facility utilizing Type B botulism seed cultures and a traditional fermentation process. All completed biologic products are then shipped to Neogen’s Lexington facilities for inventory and distribution to customers.

With its April 2010 acquisition of GeneSeek, Inc., Neogen now maintains a commercial agricultural genetics laboratory in Lincoln, Neb. Through its laboratory services, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases.

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

In the veterinary market, Neogen markets BotVax B®, the only USDA approved vaccine for the prevention of botulism Type B in horses. The Company competes on other key products through differentiated product performance and superior customer and technical support. With some of its products, the Company provides solutions as a lower cost alternative and offers a private label option for its distributors.

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

Neogen competes in the retail market by providing solutions to common retail problems – stock outs, wasted floor space, and inconsistent brand identity. The Company offers planograms and reordering systems to maximize turns and profitability for its retail customers.

Neogen added to its genomic capability through its April 2010 acquisition of GeneSeek, the leading commercial agricultural genetics laboratory in the U.S. GeneSeek employs cutting-edge technology in the area of genomics. GeneSeek is not involved in cloning or the development of transgenic animals. Instead, the results of its technology allow the acceleration of natural selection through selective breeding of traits such as disease resistance and meat quality. Competition comes mainly from service providers whose primary focus is the human and pharmaceutical industries.

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

The rodenticides, disinfectants and sanitizers manufactured and distributed by Neogen Corporation are subject to Environmental Protection Agency regulations. In general, any international sale of the product must also comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements (e.g., label in the language of the importing country). To the best of our knowledge pertinent products are in compliance with the appropriate federal and foreign regulations.

Dairy products used in National Conference on Interstate Milk Shipments (NCIMS) milk monitoring programs are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with FDA approved protocol administered by AOAC Research Institute (AOAC RI). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our BetaStar® US dairy antibiotic residue testing product has been approved by the FDA, NCIMS, and AOAC RI. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

Many of the food safety diagnostic products of allergens, spoilage organisms and mycotoxins do not require direct government approval. However, we have pursued AOAC approval for many of the products to enhance the marketability of products. Products for mycotoxin detection, which are used by federal inspectors, must be approved by USDA. Neogen Corporation has obtained and retained the necessary approvals to conduct its current operations.

Neogen’s veterinary vaccine products and one pharmaceutical product require government approval to allow for lawful sales. The vaccine products are approved by United States Department of Agriculture, Center for Veterinary Biologics (USDA-CVB) and the pharmaceutical product is approved by the FDA. The products, and the facilities in which they manufactured, are in a position of good standing with both agencies. The Company has had no warning letters based on any review or inspection; the Company has had no recalls on any of these products; and the Company knows of no reason why its freedom to manufacture and market in the future is in any danger.

Other animal safety and food products generally do not require additional registrations or approvals. However, Neogen Corporation’s regulatory staff routinely monitor amendments to current regulatory requirements to ensure compliance.

The Company’s rodenticide products generally require registration with U.S. governmental agencies at federal and state levels and with foreign governments.

EMPLOYEES

Currently, the Company employs 585 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

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

We might not be able to effectively manage our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.

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

In fiscal 2010, sales to customers outside of the United States accounted for 40% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include the possible disruption in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

The markets for our products are extremely competitive, and our competitors may be able to utilize existing resource advantages to our detriment.

The markets in which the Company competes are subject to rapid and substantial changes in technology and are characterized by extensive research and development and intense competition. Many of our competitors and potential competitors have greater financial, technical, manufacturing, marketing, research and development and management resources than we do. These competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us. They might also succeed in developing products that are at least as reliable and effective as our products, make additional measurements, are less costly than our products or provide alternatives to our products.

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

Neogen owns several separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes senior corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting, human resources, and communications functions. Two adjacent buildings, located at 703 and 720 Shiawassee, total 25,000 square feet and are used for manufacture and warehousing of food safety products. Two buildings on Hosmer Street with a combined total of 49,000 square feet are used for manufacturing and warehousing of dehydrated culture media and veterinary instruments. A 55,000 square foot building at 1614 East Kalamazoo Street is used for research and production of vaccines. 17,000 square feet of the East Kalamazoo Street building is held for expansion.

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

Animal Safety researchers occupy 7,000 square feet of space in St. Joseph, Michigan. Originally occupied by International Diagnostics Systems Inc., this space now houses research and development labs at a monthly cost of $6,500. The lease extends through May 2013.

Additionally, 12,000 feet of space at 1847 Mercer Road in Lexington, Kentucky houses the distribution facility for many of the Animal Safety product lines. The lease for the space is a non–cancelable operating lease through September 30, 2010, requiring monthly payment of $4,450.

Neogen Europe Ltd. Operations take place in 38,000 square feet in Auchincruive, Ayrshire, Scotland. The company purchased the facilities in 2010. The facility is adjacent to the campus of the Scottish Agricultural College at Ayr.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 square feet of warehouse space in Cambria, Wisconsin for $1,600 per month and 3,000 square foot space in Fox Lake, Wisconsin for $800 per month on a month-to-month basis.

The Company’s GeneSeek Inc. subsidiary, which was acquired in fiscal year 2010, operates in 7,984 square feet of leased space in Lincoln, Nebraska. The lease extends through May 31, 2012 at a monthly rate of $10,900.

These properties are in good condition, well-maintained, and generally suitable and adequate to carry on the Company’s business.

ITEM 3.	LEGAL PROCEEDINGS

Neogen is subject to certain legal proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION:

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol “NEOG”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ Stock Market.

	HIGH	LOW
YEAR ENDED MAY 31, 2010

First Quarter	$20.23	$14.56
Second Quarter	$22.79	$18.96
Third Quarter	$24.70	$20.51
Fourth Quarter	$27.39	$23.50

YEAR ENDED MAY 31, 2009

First Quarter	$19.00	$14.80
Second Quarter	$21.30	$12.73
Third Quarter	$18.37	$13.11
Fourth Quarter	$15.98	$11.00

HOLDERS:

As of July 31, 2010, there were approximately 369 stockholders of record of Common Stock that management believes represents a total of approximately 5,420 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return to shareholders on Neogen Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 5/31/2005 and tracks it through 5/31/2010.

	5/05	5/06	5/07	5/08	5/09	5/10
Neogen Corporation	$100.00	$140.88	$189.09	$272.86	$228.31	$399.50
NASDAQ Composite	100.00	106.43	129.36	124.31	87.50	111.25
NASDAQ Medical Equipment	100.00	112.92	131.13	132.53	84.67	122.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In December 2008 the Board of Directors authorized management to repurchase up to a total of 750,000 shares of its common stock in open market transactions. The company made no purchases of common stock in fiscal year 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2010. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Year Ended May 31
	2006(1)(2)	2007(2)	2008(2)	2009(2)	2010
	(In thousands, except per share data)
Income Statement Data:
Food Safety Sales	$34,922	$47,165	$57,664	$61,025	$76,454
Animal Safety Sales	37,511	38,973	44,754	57,696	64,055

Net Sales	72,433	86,138	102,418	118,721	140,509
Cost of Goods Sold	35,427	41,575	49,185	59,288	67,534
Sales and Marketing	15,799	18,463	20,648	22,906	26,350
General and Administrative	7,414	9,301	10,927	11,484	13,488
Research and Development	2,988	3,295	3,639	4,555	6,258

Operating Income	10,805	13,504	18,019	20,488	26,879
Interest and Other Income	46	371	479	1,136	442

Income Before Income Taxes	10,851	13,875	18,498	21,624	27,321
Provision for Income Taxes	3,822	4,750	6,400	7,750	9,800

Net Income	$7,029	$9,125	$12,098	$13,874	$17,521

Net Income per Share (basic)(1) (2)	$.38	$.44	$.56	$.63	$.78
Net Income per Share (diluted)(1)(2)	$.37	$.43	$.54	$.61	$.76
Common Shares Outstanding (diluted)(1)(2)	19,029	21,243	22,499	22,587	23,091

	May 31
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,959	$13,424	$14,270	$13,842	$22,806
Working Capital(3)	26,252	41,060	54,495	62,520	68,987
Total Assets	88,290	105,284	126,357	142,176	180,233
Long-Term Debt	9,955	—	—	—	—
Stockholders’ Equity	65,424	91,945	111,248	128,679	153,053

(1)	On June 1, 2006 the Company adopted ASC 718 related to stock options. Financial statements of May 31, 2006 were restated to conform to the new standard.

(2)	On September 4, 2007, and on December 15, 2009 the Company paid 3-for-2 stock splits affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted to reflect the stock splits as if they had taken place at the beginning of the period presented.

(3)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Goodwill and Other Intangible Assets

Management assesses goodwill and other non-amortizable intangible assets for possible impairment on no less often than an annual basis. This test was performed in the fourth quarter of fiscal 2010 and it was determined that no impairment exists. There was also no impairment indicated for 2009 or 2008. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at any time. Factors that could cause an impairment review to take place would include:

•	Significant under performance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

When management determines that the carrying value of definite-lived intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value of the definitive-lived intangible assets are compared to their value determined by using undiscounted future cash flows. If the carrying amounts of these assets are greater than the amount of undiscounted future cash flows expected to be generated by the assets, such assets are reduced to their estimated fair value.

Equity Compensation Plans

ASC 718 - Compensation – Stock Compensation, (ASC 718) requires that stock options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

Business Combinations

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to the valuation of intangible assets and the determination of the acquisition date fair value of liabilities arising from contingent consideration. Further, contingent consideration classified as an asset or a liability is remeasured to fair value at each reporting date until the contingency is resolved. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets and contingent consideration liabilities we have acquired include but are not limited to:

•	future expected cash flows from sales, other customer contracts and acquired developed technologies and patents;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

RESULTS OF OPERATIONS

Executive Overview

For the 2010 fiscal year the Company reported an 18% increase in revenues as compared to the prior fiscal year and a continuation of its record of profitability. Revenues for 2010 were $140,509,000, up from $118,721,000. Net income per share was $0.76 in 2010, compared to $0.61 in the prior year, adjusted for the stock split that took place in December 2009. Both revenues and net income for the 2010 year established new all-time highs. These results came in a very difficult business environment. The Company’s business has shown continued resilience to the economic conditions and despite the worldwide turmoil in economic and currency markets, the Company’s percentage of sales from customers outside the United States approached 40% of total revenues. Cash flow from operations for 2010 improved to $28 million, as the Company has implemented procedures and systems to better manage inventory and other current asset levels.

Neogen Europe recorded a 24% revenue gain, following a 26% gain in 2009. Two acquisitions were completed during the year that should be synergistic to the existing product offerings. The BioKits acquisition pushed the food allergen product line to another outstanding growth year with increasing sales by more than 50%. The GeneSeek acquisition made late in the fiscal year is expected to have a positive impact on future revenues as revenues of GeneSeek were approximately $12 million in the twelve months before purchase.

Consolidated gross margins increased 200 basis points in 2010 to 52% due to product mix and cost containment. Operating expenses as a percentage of revenues remained unchanged from 2009 at 33% but operating margins increased as a result of improved gross margins.

The Company’s financial performance continued to gain increased notice in the investment community in the past year. It continued its inclusion in the Russell 2000 Index and, was named to the Standard & Poor’s 600 Healthcare Index, Fortune’s “40 Stocks to Retire On”, Fortune’s Small Business 100, and to Forbes Magazine’s annual list of the 200 Best Small Companies in America, for the fifth consecutive year and eighth time in the last ten years.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2010	Increase / (Decrease)	May 31, 2009	Increase / (Decrease)	May 31, 2008
Food Safety:

Natural Toxins, Allergens & Drug Residues	$39,338	28%	$30,667	6%	$29,036
Bacterial & General Sanitation	19,545	5%	18,539	10%	16,866
Dry Culture Media & Other	17,571	49%	11,819	1%	11,762

	76,454	25%	61,025	6%	57,664

Animal Safety:

Life Sciences & Other	8,998	57%	5,730	3%	5,567
Vaccine	2,329	6%	2,207	—	2,197
Rodenticides & Disinfectants	24,160	18%	20,491	99%	10,318
Veterinary Instruments & Other	28,568	(2%)	29,268	10%	26,672

	64,055	11%	57,696	29%	44,754

Total Revenues	$140,509	18%	$118,721	16%	$102,418

Year Ended May 31, 2010 Compared to Year Ended May 31, 2009

The Company’s Food Safety segment recorded a broad-based 2010 revenue increase of 25% to $76,454,000. Organic sales growth for this segment was 22% in the year ended May 31, 2010.

The increase in Natural Toxins, Allergens & Drug Residues resulted from strong organic sales and the contributions of the BioKits food allergen product line that was acquired in December 2009. The allergen product line had another outstanding year of growth, with sales increasing by 57%. The dramatic increase in sales of each of Neogen’s allergen tests is attributable to the aforementioned acquisition and to food producers increasing efforts to ensure that inadvertent allergenic ingredients do not contaminate non-allergenic foods. Sales of Food Safety’s oldest product line, its rapid tests to detect natural toxins in grain, also saw significant improvement for the year, as tests for aflatoxin and deoxynivalenol (DON) improved by 40% compared to the prior year. Cool wet weather combined with an early frost experienced in the U.S. corn belt in 2009, led to sharp increases in demand for tests to detect these toxins. However, continued worldwide interest in toxin levels in human food and animal feed has positively affected sales. Dollar sales of tests to detect drug residues increased by 24% from the prior year, as worldwide concern continued to increase.

Bacterial & General Sanitation sales had a good year despite several products that requires the customer to make a capital investment, including AccuPoint™ readers and Soleris® microbial detection instruments. Sales of these products slowed in 2009 and in 2010 due to the impact of the economic downturn. However, sales of associated disposable AccuPoint samplers and Soleris vials continued strong growth—providing evidence of the continued use and acceptance of these unique Food Safety products.

Dry Culture Media & Other increased significantly during the year as a result of the continued efforts of the sales and marketing staff in executing their sales plan and in gaining and re-gaining new customers.

Revenues from the Company’s Animal Safety segment grew 11% in 2010 compared to the prior year. The successful integration of the acquired DuPont line of disinfectants and cleaners, IDS drug residue diagnostics and GeneSeek, contributed significantly to Animal Safety’s revenue growth for the year. Organic growth was 4% in a very difficult overall market.

Life Sciences and Other sales increased by 57% in 2010, primarily due to the successful integration of the IDS product line acquired in May 2009 and the GeneSeek acquisition in April 2010. Organic sales increases of the Life Sciences & Other products were limited as customers were affected by the economic downturn.

Sales of Neogen’s veterinary biologics, which include an equine vaccine against botulism and immune stimulant products were up 6% for the year. Sales of vitamin injectibles into the livestock market were up 13% over the prior year. Evidence of the synergistic nature of the IDS diagnostic tests to pre-existing Neogen products was shown as we experienced an 18% increase in 2010 in same store sales of tests to detect drug residues for the forensic market.

Even though a number of the Animal Safety customers continue to feel the effects of a depressed animal protein market, this division did experience strong increases in sales of a number of products. Sales of rodenticides into domestic markets increased 27% on a year over year basis. Sales into international markets of the same products increased 25%, as Neogen continues to grow its market share and new products gain market acceptance. Sales of Neogen’s line of cleaners and disinfectants also grew 10% in the year. The Company’s efforts to market its products as synergistic biosecurity solutions are gaining more traction.

Veterinary instrument and other sales decreased by 2% in 2010 in comparison with 2009 as many of these products are ultimately used by customers involved in the production of animal protein. This group of customers has been especially hit hard by the economic recession.

Year Ended May 31, 2009 Compared to Year Ended May 31, 2008

In 2009, sales of Natural Toxins, Allergens & Drug Residues increased by 6% in comparison with FY 2008. Increases from allergen product lines were in excess of 40% and were the result of increased efforts by food producers to ensure that inadvertent allergenic ingredients do not contaminate non-allergen foods. Bacterial & General Sanitation products increased by 10% in FY 2009, as the AccuPoint ATP general sanitation test continued to gain momentum, domestically and internationally.

Dry Culture Media & Other Sales increased by 1% in FY 2009 as compared with FY 2008, as the Company focused their efforts on customer service following a large increase in the prior year.

Within the Animal Safety segment, sales of Life Sciences and Other Products increased by 3% in 2009 in comparison with 2008. Increases in 2009 were due to new direct international customers nd instrument placements for forensic customers, sales of substrates and diagnostic research kits. Many of products in this category are sold into the worldwide eventing animal industry. These customers have been highly effected by the economic downturn. Vaccine sales remained unchanged for the year due to the timing of purchases by key domestic and international distributor purchasers.

Sales of Hacco rodenticides and disinfectants increased by 99% in 2009, primarily based on the successful acquisition and integration of the DuPont product lines.

Veterinary Instruments & Other sales increases were broad based in 2009 and included significant contributions in the disposables product lines, experiencing large increases in the retail and integrator markets.

COST OF GOODS SOLD

(dollars in thousands)	2010	Increase	2009	Increase	2008
Cost of Goods Sold	$67,534	14%	$59,288	21%	$49,185

Cost of goods sold increased by 14% in 2010 and by 21% in 2009 in comparison with the prior year. This compares against a 18% and 16% increase in revenues in 2010 and in 2009. Expressed as a percentage of revenues, cost of goods sold was 48%, 50% and 48% in 2010, 2009, and 2008 respectively. 2010 margins increased as a result of favorable product mix and cost containment.

Food Safety gross margins were 64%, 63% and 63% in 2010, 2009 and 2008, respectively. Changes in margins between periods relate primarily to changes in product mix. Margins improved from 2009 from the effects of efficiencies resulting from investments in manufacturing facilities and equipment.

Animal Safety gross margins were 38%, 37% and 38% in 2010, 2009 and 2008, respectively. Changes in margins between periods relate primarily to product mix.

OPERATING EXPENSES

(dollars in thousands)	2010	Increase	2009	Increase	2008
Sales and Marketing	$26,350	15%	$22,906	11%	$20,648
General and Administrative	13,488	17%	11,484	5%	10,927
Research and Development	6,258	37%	4,555	25%	3,639

Sales and marketing expense categories increased by 15% in 2010 and by 11% in 2009 as compared with the prior year. As a percentage of sales, sales and marketing expense remained at 19% in 2010 as compared to 19% in 2009 and 20% in 2008. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally and currently expects related expenses to remain approximately 20% as expressed as a percentage of sales.

General and administrative expenses increased by 17% in 2010 and by 5% in 2009. These expenses have decreased from 11% to 10%, as a percentage of sales, over the past three fiscal years. Dollar increases in 2010 and 2009 resulted primarily from the acquisitions as well as due to increased levels of operations and added amortization related to businesses acquired. Percent decreases resulted from the fixed nature of many of these expenses.

Research and development expenses increased by 37% in 2010 and 25% in 2009 in comparison with 2009 and 2008. As a percentage of revenue these expenses were 4% in each of the years ended May 31, 2010, 2009 and 2008, respectively. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 4-6% of revenues over time. These expenses approximate 8% to 10% of revenues from products and product lines that are supported by research and development. Certain Company products require relatively less investment in research and development expenses.

OPERATING INCOME

(dollars in thousands)	2010	Increase	2009	Increase	2008
Operating Income	$26,879	31%	$20,488	14%	$18,019

During fiscal year 2010 and 2009, the Company’s operating income increased by 31% and 14% as compared to the respective prior year. As a percentage of revenues it was 19%, 17% and 18% in 2010, 2009 and 2008 respectively. The Company has been successful in improving its operating income in 2010 and 2009 from revenue and gross margin growth from existing products and acquisitions and from control of distribution and administrative costs.

OTHER INCOME (NET)

(dollars in thousands)	2010	(Decrease)	2009	Increase	2008
Other Income—Interest and Other (Net)	$442	(61%)	$1,136	137%	$479

Other income decreased by 61% in comparison with 2009 and increased by 137% in 2009 in comparison with 2008. Interest income is a result of the Company’s increase in cash and cash equivalent cash position in the periods offset by decreased interest rates. The company follows a very conservative investment philosophy that in the current market results in rates of less than 1%. Investment earnings were $81,000 in 2010, $258,000 in fiscal 2009 and $442,000 in 2008. In 2010 and in 2009 other income also included $181,000 and $429,000 in royalty income and $80,000 in 2010 and $355,000 in 2009 of gains from foreign currency transactions. In general no such other income was earned in 2008.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2010	Increase	2009	Increase	2008
Federal and State Income Taxes	$9,800	26%	$7,750	21%	$6,400

Expressed as a percentage of income before tax, the tax provision was 36% in 2010, 36% in 2009 and 35% in 2008. Fluctuations in the tax rate is the result from an increase of the Company’s federal tax rate to 35%, the localities where income is earned in any year and tax credits. Other than rate, the increase in the tax provision is primarily a function of the increase in pre-tax income of the Company.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2010	Increase	2009	Increase	2008
Net Income	$17,521	26%	$13,874	15%	$12,098
Net Income Per Share-Basic	$.78		$.63		$.56
Net Income Per Share-Diluted	$.76		$.61		$.54

Net income and net income per share increased by 26% in 2010 and 15% in 2009 in comparison with the prior years. As a percentage of revenue, net income was 12%, in each year. All of the above factors contributed to the increase in net income.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2010, the Company had $22,806,000 in cash and cash equivalents, working capital of $68,987,000 and stockholders’ equity of $153,053,000. In addition to cash and cash equivalents, a bank line with unused borrowings of $10,000,000 was available to support ongoing operations or to make acquisitions.

Cash and cash equivalents increased $8,964,000 during 2010. Cash provided from operations was $27,988,000 and stock option exercise proceeds provided an additional $5,900,000 of cash. Additions to property and equipment and other non-current assets used cash of $5,431,000.

Accounts receivable increased $4,070,000 or 17% when compared to May 31, 2009. This resulted from increased sales, as a result of organic sales growth and acquisitions offset by some decrease of average days outstanding. These accounts are being actively managed and no losses thereon in excess of amounts reserved are currently expected. Days sales outstanding decreased from 60 days at May 31, 2009 to 59 days at May 31, 2010.

Inventory levels decreased by less than 1% or $47,000 in 2010 as compared to 2009. Despite higher levels of sales and acquisitions, management was able to maintain a program to decrease inventory on hand while supplying the customers with shipments within 48 hours of placing an order. The Company continued programs aimed at reducing inventory and expects to continue those programs into the future.

The Company has no construction in progress and facilities are generally believed to be adequate to support existing operations in the short run.

Neogen has been profitable from operations for its last 69 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional technology and products that fit within the Company’s mission statement. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	665,000	313,000	352,000	—	—
Unconditional Purchase Obligations	13,850,000	13,850,000	—	—	—

	$14,515,000	$14,163,000	$352,000	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. To a lesser extent it also has assets, liabilities and operations in Mexico where the functional currency is the Mexican Peso and in Brazil where the functional currency is the Real. The Company’s investment in its foreign subsidiaries are considered long-term; accordingly, it does not hedge the net investment nor does it generally engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole. It does however use strategies to reduce current exposure to currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedure (as defined in Rule 13-a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2010. Based on and as of the time of such evaluation, the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure the information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rues 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2010, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2010. The effectiveness of internal control over financial reporting as of May 31, 2010, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GeneSeek, Inc., which are included in the consolidated financial statements of Neogen Corporation and Subsidiaries and constituted 11% and 10% of total assets and net assets, as of May 31, 2010 and 1% and 4% of revenues and net income respectively, for the year then ended.

Changes in Internal Control over Financial Reporting.

Except for the acquisition of GeneSeek, Inc., no changes in internal control over financial reporting were indentified as having occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Neogen Corporation

We have audited Neogen Corporation and subsidiaries’ internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GeneSeek, Inc, which is included in the consolidated financial statements of Neogen Corporation and subsidiaries and constituted 11% and 10% of total and net assets, respectively, as of May 31, 2010 and 1% and 4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Neogen Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of GeneSeek, Inc.

In our opinion, Neogen Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation and subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended May 31, 2010, and our report dated August 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

August 16, 2010

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 proxy statement is included herein by reference.

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

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 57, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President & Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 50, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 66, joined the Company in November 1999 as Vice President & Chief Financial Officer. In 2007 he was appointed as Secretary of the Company. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991.

James L. Herbert, age 70, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 53, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 61, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Anthony E. Maltese, age 67, joined Neogen on June 1, 1999 as Manager of Corporate Development. He was promoted to Vice President in October 2000. Prior to joining Neogen, Mr. Maltese served as Vice President of Business Development for Creatogen Biosciences, GmbH of Angsburg, Germany. From 1990 to 1998, he worked in production and special project management positions for REMEL, Inc. including Manager of Business Development. Prior to REMEL, Mr. Maltese spent 20 years at Difco Laboratories, where he served in several management positions in the areas of purchasing, technical sales support, production and research.

Terri A. Morrical, age 45, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. In June 2006, Ms. Morrical was named Vice President, Animal Safety. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 54, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

The Board of Directors has also named a Scientific Review Council to serve at the pleasure of the Board. The Scientific Review Council meets several times annually to review the research progress of the Company and to recommend or approve new research and product development activities of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Jack C. Parnell, a Director of the Company, is a governmental relations advisor to the law firm of Kahn, Soares & Conway. Kahn, Soares & Conway an arrangement with Neogen to represent it in governmental relations matters. The Company pays Kahn, Soares & Conway a monthly fee of $750 for up to ten hours of consulting. The arrangement with Kahn, Soares & Conway is terminable by either party at the end of any month with 30 days notice.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Neogen’s proxy statement to be filed within 120 days of May 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

NEOGEN CORPORATION

/s/ James L. Herbert	/s/ Richard R. Current
James L. Herbert, Chairman &	Richard R. Current, Vice President &
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

Dated: August 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	August 16, 2010

/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer	August 16, 2010

* Robert M. Book	Director

* A. Charles Fischer	Director

* Richard T. Crowder	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert	August 16, 2010
James L. Herbert, Attorney-in-fact

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

4.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.5	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002).

10.6	Neogen Corporation 401(k) Retirement Savings Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002).

10.7	Neogen Corporation 1997 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.9	Neogen Corporation 2007 Stock Option Plan, (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-148283) filed December 21, 2007).

10.10	Asset purchase agreement between Registrant and Kane Enterprises dated August 24, 2007 (Incorporated by reference to Exhibit 10.9 to the Registrants Current Report on Form 8-K dated August 29, 2007).

10.11 10.12 10.13

Line of Credit Note between Registrant and JP Morgan Chase NA Dated May 20, 2010.

Credit Agreement between Registrant and JP Morgan Chase NA Dated May 20, 2010.

Stock Purchase Agreement between Registrant and the Stockholders of GeneSeek, Inc. Dated

April 1, 2010; and amendment thereto dated June 28, 2010

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

YEAR ENDED MAY 31, 2010

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—May 31, 2010 and 2009

Consolidated Statements of Income—Years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity—Years ended May 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows—Years ended May 31, 2010, 2009 and 2008

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation and subsidiaries (the Company) as of May 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and subsidiaries at May 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation and subsidiaries’ internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

August 16, 2010

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Assets

(Dollars in thousands)

	May 31,
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$22,806	$13,842
Accounts receivable, less allowance of $600 at May 31, 2010 and 2009	27,433	23,363
Inventories	31,316	31,363
Deferred income taxes	774	200
Prepaid expenses and other current assets	3,691	2,998

Total Current Assets	86,020	71,766

Property and Equipment
Land and improvements	1,181	1,175
Buildings and improvements	13,330	11,184
Machinery and equipment	19,474	17,008
Furniture and fixtures	767	806

	34,752	30,173
Less accumulated depreciation	15,572	13,115

Net Property and Equipment	19,180	17,058

Other Assets
Goodwill	52,899	39,717
Other non-amortizable intangible assets	4,139	3,730
Amortizable customer based intangibles, net of accumulated amortization of $4,002 and $2,861 at May 31, 2010 and 2009	13,021	6,143
Other non-current assets, net of accumulated amortization of $1,822 and $1,663 at May 31, 2010 and 2009	4,974	3,762

Total Other Assets	75,033	53,352

	$180,233	$142,176

See accompanying notes to consolidated financial statements.

-F1-

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Liabilities and Equity

(Dollars in thousands, except per share)

	May 31,
	2010	2009
Liabilities and Equity

Current Liabilities
Accounts payable	$7,187	$3,909
Accruals
Compensation and benefits	2,346	2,519
Federal income taxes	2,838	667
Other	4,662	2,151

Total Current Liabilities	17,033	9,246

Deferred Income Taxes	5,824	2,725
Other Long-Term Liabilities	4,323	1,526

Total Liabilities	27,180	13,497

Equity

Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 30,000,000; 22,625,399 and 22,105,329 shares issued and outstanding at May 31, 2010 and 2009	3,621	3,537
Additional paid-in capital	69,550	61,535
Accumulated other comprehensive loss	(1,676)	(430)
Retained earnings	81,170	63,611

Total Neogen Corporation and Subsidiaries
Stockholders Equity	152,665	128,253
Noncontrolling interest	388	426

Total Equity	153,053	128,679

	$180,233	$142,176

See accompanying notes to consolidated financial statements.

-F2-

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share)

	Year Ended May 31
	2010	2009	2008
Net Sales	$140,509	$118,721	$102,418

Cost of Goods Sold	67,534	59,288	49,185

Gross Margin	72,975	59,433	53,233

Operating Expenses
Sales and marketing	26,350	22,906	20,648
General and administrative	13,488	11,484	10,927
Research and development	6,258	4,555	3,639

	46,096	38,945	35,214

Operating Income	26,879	20,488	18,019

Other Income
Interest income	81	248	442
Royalty income	181	429	—
Other, net	180	459	37

	442	1,136	479

Income Before Income Taxes	27,321	21,624	18,498

Provision for Income Taxes	9,800	7,750	6,400

Net Income	$17,521	$13,874	$12,098

Net Income Per Share
Basic	$0.78	$0.63	$0.56
Diluted	$0.76	$0.61	$0.54

See accompanying notes to consolidated financial statements.

-F3-

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest		Total Equity
	Common Stock
	Shares	Amount
Balance, June 1, 2007	21,031,209	$3,365	$50,577	$386	$37,617	$		91,945

Exercise of options and warrants, net of share based compensation, including $747,000 income tax benefit	724,440	116	6,827					6,943
Issuance of shares under Employee Stock Purchase Plan	21,767	3	224					227
Comprehensive income:
Net income for 2008					12,098			12,098
Foreign currency translation adjustments				35				35

Total comprehensive income								12,133

Balance, May 31, 2008	21,777,416	3,484	57,628	421	49,715		—	111,248

Exercise of options and warrants, net of share based compensation, including $682,000 income tax benefit	382,782	62	4,523					4,585
Issuance of shares under Employee Stock Purchase Plan	19,815	3	295					298
Repurchase and retirement of Common Stock	(74,684)	(12)	(911)					(923)
Noncontrolling interest attributable to acquisition of majority owned subsidiary							448	448
Comprehensive income:
Net income (loss) for 2009					13,896		(22)	13,874
Foreign currency translation adjustments				(851)				(851)

Total comprehensive income								13,023

Balance, May 31, 2009	22,105,329	3,537	61,535	(430)	63,611		426	128,679

-F4-

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity (cont.)

(Dollars in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amount
Exercise of options and warrants, net of share based compensation, including $709,000 income tax benefits	500,242	80	7,687				7,767
Issuance of shares under Employee Stock Purchase Plan	19,828	4	328				332
Comprehensive income:
Net income (loss) for 2010					17,559	(38)	17,521
Foreign currency translation adjustments				(1,246)			(1,246)

Total comprehensive income							16,275

Balance, May 31, 2010	22,625,399	$3,621	$69,550	$(1,676)	$81,170	$388	$153,053

See accompanying notes to consolidated financial statements.

-F5-

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended May 31
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$17,521	$13,874	$12,098
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,435	3,890	3,516
Deferred income taxes	(200)	1,550	450
Share based compensation	2,237	1,967	1,892
Excess income tax benefit from the exercise of stock options	(709)	(682)	(747)
Other	(207)	—	253
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,240)	(4,075)	(3,869)
Inventories	64	(3,698)	(6,364)
Prepaid expenses and other current assets	390	(49)	(122)
Accounts payable	3,008	(2,648)	1,666
Accruals and other changes	3,689	856	(900)

Net Cash From Operating Activities	27,988	10,985	7,873

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(5,431)	(2,836)	(2,471)
Business acquisitions, net of cash acquired	(20,302)	(11,134)	(10,147)

Net Cash Used In Investing Activities	(25,733)	(13,970)	(12,618)
Cash Flows From Financing Activities
Exercise of options	5,900	2,916	5,060
Repurchase of common stock	—	(923)	—
Excess income tax benefit from the exercise of stock options	709	682	747
Increase (Decrease) in other long-term liabilities	100	(118)	(216)

Net Cash From Financing Activities	6,709	2,557	5,591
Net Increase (Decrease) In Cash and Cash Equivalents	8,964	(428)	846
Cash And Cash Equivalents At Beginning Of Year	13,842	14,270	13,424

Cash And Cash Equivalents At End Of Year	$22,806	$13,842	$14,270

Supplement Cash Flow Information
Income taxes paid, net of refunds	$6,283	$7,386	$7,475

See accompanying notes to consolidated financial statements.

-F6-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and sells a diverse line of products dedicated to food safety testing and animal health applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company ), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V., which is 60% owned and Neogen do Brazil, which is 98% owned. Noncontrolling interest represents the noncontrolling owner’s proportionate share in the equity of the Company’s majority owned subsidiaries. The noncontrolling owner’s proportionate share in the income or losses of the Company’s majority owned subsidiaries is included in other income, net in the statements of income.

All intercompany accounts and transactions have been eliminated in consolidation.

Share and per share amounts reflect the December 15, 2009 3 for 2 stock split as if it took place at the beginning of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ, from these estimates.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. One customer accounted for more than 10% of accounts receivable at May 31, 2010 and 2009. As of May 31, 2010 and 2009 the balance due from that customer was $2,608,000 or 10% and $2,879,000 or 12%, respectively of the total of all outstanding accounts receivables.

The Company maintains a valuation allowance for accounts receivable of $600,000 at May 31, 2010 and May 31, 2009. Expenses related to uncollectable accounts and allowance adjustments were $242,000, $199,000 and $54,000 in 2010, 2009 and 2008, respectively. Write-offs were $242,000, $99,000 and $54,000 in May 31, 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value based on either their short maturity or current terms for similar instruments.

-F7-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand and savings deposits and short term domestic certificates of deposit with maturities of 90 days or less. Cash equivalents were $13,987,000 and $5,344,000 at May 31, 2010 and 2009, respectively. The carrying value of these assets approximates fair value.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31
	2010	2009
Raw materials	$11,815,000	$11,183,000
Work-in-process	1,958,000	1,425,000
Finished and purchased finished goods	17,543,000	18,755,000

	$31,316,000	$31,363,000

No less frequently than quarterly, inventory is analyzed for slow moving and obsolete inventory and the valuation allowance adjusted as required. Write offs against the allowance are not separately identified. The valuation allowance for inventory was $1,000,000, $1,025,000 and $700,000 at May 31, 2010, 2009 and 2008.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to thirty-nine years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $2,734,000, $2,560,000, and $2,360,000 in 2010, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts allocated to other intangible assets. In general, goodwill is amortizable for tax purposes over 15 years. Other intangible assets include customer relationships, trademarks, licenses, trade names and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to twenty years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value. The remaining weighted-average amortization period for customer based intangibles and other intangibles is 13 and 10 years respectively at May 31, 2010.

-F8-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Reclassifications

Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation.

Stock Options

At May 31, 2010, the Company had stock option plans that are described more fully in Note 5.

The weighted-average fair value per share of stock options granted during 2010, 2009 and 2008, estimated on the date of grant using the Black-Scholes option pricing model, was $6.35, $5.44 and $4.61 respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2010	2009	2008
Risk-free interest rate	2.0%	2.9%	4.6%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	37.8%	32.8%	34.2%
Expected option life	4.0 years	4.0 years	4.0 years

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

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $4,494,000, $4,266,000 and $3,888,000 in 2010, 2009 and 2008, respectively.

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

-F9-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

No provision has been made for United States federal income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. At May 31, 2010 unremitted earnings of the UK subsidiary were $5,032,000.

Research and Development Costs

Research and Development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $633,000, $603,000 and $424,000 in 2010, 2009 and 2008, respectively.

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

	Year ended May 31,
	2010	2009	2008
Numerator for basic and diluted net income per share - Net Income	$17,521,000	$13,874,000	$12,098,000

Denominator - Denominator for basic net income per share weighted average shares	22,425,000	22,003,000	21,711,000
Effect of dilutive stock options and warrants	666,000	584,000	788,000

Denominator for diluted net income per share	23,091,000	22,587,000	22,499,000
Net income per share
Basic	$.78	$0.63	$0.56
Diluted	$.76	$0.61	$0.54

In 2009, 417,000 options were excluded from the computations of net income per share as the option prices exceeded the average market price of the common shares. No options were excluded in 2008 and 2010.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (“FAS”) No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (codified in ASC 105). This standard establishes the Accounting Standards Codification (“ASC” or Codification “) as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretative releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The provisions of this standard were effective for financial statements issued for interim and annual periods ending after

-F10-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 15, 2009. Accordingly, the Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for this period ended November 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial results or financial position.

On June 1, 2009, the Company adopted ASC 805 Business Combinations (ASC 805). This standard intended to converge rulemaking and reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the standard had no material impact on the Company’s results of operations or financial position at the date of adoption.

ASC 810 Consolidation (ASC 810) requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. The Company was required to adopt the provisions of both ASC 805 and ASC 810 simultaneously on June 1, 2009. The standards were adopted on June 1, 2009, and did not have a material impact on the Company’s results of operations or financial position. The presentation and disclosure requirement were applied retrospectively.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350 – Intangibles Goodwill and Other (ASC 350). ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by ASC 350 as of the first day of the fourth quarter of 2010 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

	Food Safety	Animal Safety	Total
Balance, June 1, 2008	$12,401,000	$18,216,000	$30,617,000
Goodwill acquired	114,000	8,986,000	9,100,000

Balance, May 31, 2009	12,515,000	27,202,000	39,717,000
Goodwill acquired	4,037,000	9,145,000	13,182,000

Balance, May 31, 2010	$16,552,000	$36,347,000	$52,899,000

At May 31, 2010, non-amortizable intangible assets included licenses of $554,000, trademarks of $2,361,000 and a customer relationship intangible of $1,224,000. At May 31, 2009, non-amortizable intangible assets consisted of licenses of $554,000, trademarks of $1,952,000 and a customer relationship intangible of $1,224,000.

-F11-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$1,505,000	$575,000	$930,000
Covenants not to compete	50,000	21,000	29,000
Patents	3,750,000	1,226,000	2,524,000
Customer relationship intangibles	17,023,000	4,002,000	13,021,000

Balance, May 31, 2010	$22,328,000	$5,824,000	$16,504,000

Licenses	$1,225,000	$583,000	$642,000
Covenants not to compete	70,000	35,000	35,000
Patents	3,513,000	1,045,000	2,468,000
Customer relationship intangibles	9,004,000	2,861,000	6,143,000

Balance, May 31, 2009	$13,812,000	$4,524,000	$9,288,000

Amortization expense for other intangibles totaled $1,701,000, $1,330,000 and $1,156,000 in 2010, 2009 and 2008, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $2,125,000 in 2011, $2,024,000 in 2012, $1,926,000 in 2013, $1,780,000 in 2014, and $1,631,000 in 2015. The other amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 17 years for patents, and 12 to 20 years for customer relationship intangibles. All definite lived intangibles are amortized on a straight line basis with the exception of definite lived customer based intangibles which are amortized on an accelerated basis.

3.	Business Combinations

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On August 24, 2007, Neogen Corporation purchased the net assets of Brandon, South Dakota based Kane Enterprises, Inc. Consideration for the purchase, including additional net current assets of $800,000, consisted of $6,600,000 of cash. The allocation of the purchase price consisted of $600,000 in accounts receivables, $1,775,000 in inventory, $55,000 in fixed assets, $4,350,000 in goodwill and other intangible assets (estimated useful lives of 5-15 years) and $180,000 in assumed liabilities. The acquisition has been integrated into the Lexington, Kentucky operations and is a strong synergistic fit with the Company’s Animal Safety segment.

On December 3, 2007, Neogen Corporation purchased the net assets of Winnipeg, Manitoba based Rivard Instruments Inc. a manufacturer of veterinary instruments. Consideration for the purchase was cash of $3,469,000. The allocation of the purchase price consisted of $468,000 in inventory, $5,000 in fixed assets and $2,996,000 in goodwill and other intangible assets (estimated useful lives of 13-17 years). The acquisition has been integrated into the Lexington, Kentucky operations and is a strong synergistic fit with the Company’s Animal Safety segment.

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

On June 30, 2008, Neogen Corporation purchased a disinfectant business from DuPont Animal Health Solutions. The products of this business are used in animal health hygiene applications. Assets acquired include 14 different product formulations, associated registrations, patents, trademarks, and other intangibles (estimated useful lives of 5-15 years). As a part of the acquisition, the Company obtained the right to distribute certain other

-F12-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

related DuPont products in North America. DuPont will distribute certain of the newly acquired Neogen products in certain international markets. Consideration for the purchase was $7,000,000 and $5,193,000 was allocated to goodwill, $1,186,000 to customer based intangible and $621,000 to trademarks and patents. This acquisition has been integrated into the Lexington, Kentucky, operations and is expected to be a strong synergistic fit with Company’s Animal Safety segment.

On May 4, 2009, Neogen Corporation acquired International Diagnostics Systems Corporation (IDS), a St. Joseph, Michigan based developer, manufacturer and marketer of test kits to detect drug residues in (IDS) food and animal feed, and drugs in forensic and animal samples. Consideration for the purchase was $3,955,000. The allocation included net current assets of $498,000, deferred tax liabilities of $400,000 and goodwill and intangible assets of $2,964,000 (estimated useful lives of 5-20 years) including customer related intangibles of $1,090,000. The acquisition is synergistic to Animal Safety products and has been integrated there with.

On December 1, 2009, the Company purchased the BioKits food safety business of Gen-Probe, Incorporated. Consideration for the purchase, approximated $6,500,000 in cash and the assumption of trade accounts payable of $175,000. The preliminary allocation of the purchase price included net current assets of $770,000, fixed assets $163,000 and the remainder to goodwill and other intangible assets. The acquired business will be integrated into Neogen’s Food Safety segment. Principal products include synergistic allergen test kits.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $13,800,000 in cash and secondary payment obligation of up to $7,000,000. Prelimary allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,212,000, fixed assets of $847,000, current liabilities of $600,000 deferred tax liabilities of $2,050,000 secondary payment related liabilities of $3,583,000 and other the remainder to goodwill and other intangible assets (with estimated lives of 5-20 years). The secondary payment was measured at fair value, which is considered a level 3 fair value measurement under ASC 820-Fair Value Measurement and Disclosure, as it was based on unobservable inputs and involves management’s judgment. The acquisition will be integrated into the Animal Safety segment and is expected to be a strong synergistic fit.

4.	Long-Term Debt

The Company has a financing agreement with a bank (nothing drawn at May 31, 2010 and 2009) providing for an unsecured revolving line of credit of $10,000,000 that matures on August 20, 2012. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.34% at May 31, 2010). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company is in compliance with at May 31, 2010.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 687,000, 1,085,000 and 1,475,000 at May 31, 2010, 2009 and 2008, respectively. Options vest ratably over three and five year periods and the contractual terms are generally five years.

-F13-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Shares	Weighted-Average Exercise Price

Outstanding at June 1, 2007 (1,032,017 exercisable)	2,270,552	$7.40
Granted	584,634	13.69
Exercised	(709,784)	6.01
Forfeited	(31,187)	9.35

Outstanding at May 31, 2008 (776,975 exercisable)	2,114,215	9.57
Granted	417,000	18.11
Exercised	(390,302)	7.23
Forfeited	(26,646)	5.73

Outstanding at May 31, 2009 (832,949 exercisable)	2,114,267	11.67
Granted	426,382	19.60
Exercised	(479,992)	8.57
Forfeited	(62,478)	13.56

Outstanding at May 31, 2010 (728,295 exercisable)	1,998,179	$14.14

The following is a summary of stock options outstanding at May 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted Average Exercise Price
$ 2.45 – $ 4.94	15,753	1.53	$4.24	15,753	$4.24
4.95 – 9.09	628,131	2.39	8.52	420,308	8.38
9.10 – 16.72	548,857	3.35	13.82	214,779	13.90
16.73 – 20.33	805,438	3.91	18.93	77,455	18.19

	1,998,179	3.26	14.14	728,295	10.96

The weighted-average exercise price of shares that were exercisable at May 31, 2009 and 2008 was $8.89 and $7.57, respectively. The weighted-average grant-date fair value of options granted in 2010, 2009, and 2008 was $6.35, $5.44 and $4.61 respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $23,119,000 and $10,740,000 respectively, at May 31, 2010, $7,850,000 and $4,855,000 respectively, at May 31, 2009 and $16,879,000, and $7,762,000 respectively, at May 31, 2008. The aggregate intrinsic value of options exercised during the year was $6,554,000 in 2010 and $4,099,000 in 2009 and $6,783,000 in 2008. Remaining compensation cost to be expensed in future periods for non-vested options was $2,680,000 at May 31, 2010, with a weighted average expense recognition period of 2.2 years.

-F14-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes warrant activity with non-employees that are expensed at fair value upon grant. All warrants are exercisable for common stock of the Company and expire through 2012.

	Shares	Weighted-Average Exercise Price
Outstanding warrants at June1, 2007	121,220	$7.05
Warrants exercised during the year	(40,220)	5.43

Outstanding warrants at May 31, 2008	81,000	7.86
Warrants exercised during the year	(23,625)	7.22
Warrants forfeited during the year	(5,625)	6.75

Outstanding warrants at May 31, 2009	51,750	8.40
Warrants exercised during the year	(20,250)	8.28
Warrants forfeited during the year	(2,250)	8.55

Outstanding warrants at May 31, 2010	29,250	$8.48

Common stock totaling 90,860 of the 225,000 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock (total purchases in any year are limited to 10% of compensation) at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 19,828, 19,815 and 21,767 in 2010, 2009 and 2008, respectively.

6.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31,
	2010	2009	2008
Current:
U.S. Taxes	$8,850,000	$5,700,000	$5,550,000
Foreign	450,000	500,000	400,000
Deferred	(200,000)	1,550,000	450,000

	$9,800,000	$7,750,000	$6,400,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31,
	2010	2009
Deferred income tax liabilities
Indefinite and long-lived assets	$(7,479,000)	$(4,079,000)
Prepaids	(454,000)	(229,000)
Other	(151,000)	(451,000)

	(8,084,000)	(4,759,000)
Deferred income tax assets
Inventories and accounts receivable	1,244,000	844,000
Acquired net operating loss carry forwards	429,000	229,000
Accrued liabilities and other	1,361,000	1,161,000

	3,034,000	2,234,000

Net deferred income tax liabilities	$(5,050,000)	$(2,525,000)

-F15-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The acquired net operating loss carry forwards resulted in a deferred tax asset of $429,000, of which $100,000 will expire in 2011 and $329,000 will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31,
	2010	2009	2008
Tax at U.S. statutory rates	$9,600,000	$7,600,000	$6,374,000
Tax credits and other	(25,000)	(180,000)	(194,000)
Provisions for state income taxes, net of federal benefit	225,000	330,000	220,000

	$9,800,000	$7,750,000	$6,400,000

The Company has no significant accrual for unrecognized tax benefits at May 31, 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006.

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at May 31, 2010 is recorded within other long term liabilities in the consolidated balance sheet.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense under the terms of these agreements was $1,337,000, $1,184,000 and $1,231,000 for 2010, 2009 and 2008, respectively.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2010, 2009 and 2008 was $428,000, $336,000 and $326,000, respectively. Future minimum rental payments for these leases over the remaining terms are as follows: 2011 - $ 313,000; 2012 - $ 265,000; and 2013 - $87,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to IRS limits, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $622,000, $542,000 and $476,000 in 2010, 2009 and 2008, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors and provides genetic identification services. Additionally, the Animal Safety segment produces and markets rodenticides and disinfectants to assist in control of rodents and disease in and around agricultural, food production and other facilities.

-F16-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2010
Net sales to external customers	$76,454,000	$64,055,000	$—	$140,509,000
Operating income (loss)	21,103,000	7,801,000	(2,025,000)	26,879,000
Depreciation and amortization	2,924,000	1,511,000	—	4,435,000
Interest income	—	—	81,000	81,000
Income taxes (benefit)	7,570,000	2,798,000	(568,000)	9,800,000
Total assets	74,583,000	87,894,000	17,756,000	180,233,000
Expenditures for long-lived assets	4,364,000	1,067,000	—	5,431,000

2009
Net sales to external customers	61,025,000	57,696,000	—	118,721,000
Operating income (loss)	14,943,000	6,786,000	(1,241,000)	20,488,000
Depreciation and amortization	2,717,000	1,173,000	—	3,890,000
Interest income	—	—	248,000	248,000
Income taxes (benefit)	5,356,000	2,432,000	(38,000)	7,750,000
Total assets	61,322,000	69,559,000	11,295,000	142,176,000
Expenditures for long-lived assets	1,882,000	954,000	—	2,836,000

2008
Net sales to external customers	57,664,000	44,754,000	—	102,418,000
Operating income (loss)	14,245,000	4,972,000	(1,198.000)	18,019,000
Depreciation and amortization	2,495,000	1,021,000	—	3,516,000
Interest income	—	—	442,000	442,000
Income taxes (benefit)	5,060,000	1,766,000	(426,000)	6,400,000
Total assets	60,951,000	52,236,000	13,170,000	126,357,000
Expenditures for long-lived assets	1,850,000	621,000	—	2,471,000

(1)	Includes corporate assets, including cash and cash equivalents and current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

Sales to customers located outside the United States amounted to $56,031,000 or 40% of consolidated sales in 2010, $48,678,000 or 41% in 2009 and $39,333,000 or 38% in 2008 and were derived primarily in the geographic areas of Europe, Canada, South and Central America, and Asia. Revenues from one Food Safety distributor customer were 10.3% in 2010 and 9.8% in 2009 of total revenues. No other customer represented revenues in excess of 10% of consolidated net sales. The United States based operations represent 89% of the Company’s long-lived assets as of May 31, 2010 and 2009.

-F17-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors rescinded an existing program and authorized a new program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of May 31, 2010, 74,684 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in 2010 or 2008. Shares purchased under the program were retired.

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
	August 2009	November 2009	February 2010	May 2010
	(In thousands, except per share data)
Net sales	$32,347	$35,251	$33,833	$39,078
Gross margin	17,270	18,522	17,461	19,722
Net income	4,395	4,610	3,881	4,635
Basic net income per share	.20	.21	.17	.20
Diluted net income per share	.19	.20	.17	.20

	Quarter Ended
	August 2008	November 2008	February 2009	May 2009
	(In thousand, except per share data)
Net sales	$28,805	$31,187	$27,840	$30,889
Gross Margin	14,804	16,125	13,027	15,477
Net income	3,733	3,901	2,823	3,417
Basic net income per share	.17	.18	.13	.15
Diluted net income per share	.17	.17	.13	.14

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

-F18-