Form 10-Q
period 2010-08-31
NEOGEN CORP
filed 2010-10-08
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ..    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of September 1, 2010, there were 22,733,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,701	$22,806
Accounts receivable, less allowance of $700 and $600.	27,091	27,433
Inventories	30,100	31,316
Deferred income taxes	774	774
Prepaid expenses and other current assets	4,150	3,691

TOTAL CURRENT ASSETS	95,816	86,020

NET PROPERTY AND EQUIPMENT	19,759	19,180

OTHER ASSETS
Goodwill	53,295	52,899
Other non-amortizable intangible assets	4,089	4,139
Customer based intangibles, net of accumulated amortization of $4,392 and $4,002	12,632	13,021
Other non-current assets, net of accumulated amortization of $2,197 and $1,822	5,123	4,974

	75,139	75,033

	$190,714	$180,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,452	$7,187
Accrued compensation	2,187	2,346
Income taxes	4,910	2,838
Other accruals	5,006	4,662

TOTAL CURRENT LIABILITIES	19,555	17,033

DEFERRED INCOME TAXES	5,824	5,824
OTHER LONG-TERM LIABILITIES	4,479	4,323

	10,303	10,147

TOTAL LIABILITIES	29,858	27,180

EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 22,732,665 shares issued and outstanding at August 31, 2010; 22,625,399 shares issued and outstanding at May 31, 2010	3,636	3,621
Additional paid-in capital	70,838	69,550
Accumulated other comprehensive loss	(1,000)	(1,676)
Retained earnings	87,011	81,170

Total Neogen Corporation Stockholders’ Equity	160,485	152,665
Noncontrolling interest	371	388

TOTAL EQUITY	160,856	153,053

	$190,714	$180,233

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2010	2009
	(In thousands, except per share amounts)
Net sales	$42,923	$32,347
Cost of goods sold	20,156	15,077

GROSS MARGIN	22,767	17,270

OPERATING EXPENSES
Sales and marketing	7,512	5,972
General and administrative	3,862	2,890
Research and development	1,797	1,464

	13,171	10,326

OPERATING INCOME	9,596	6,944

OTHER INCOME (LOSS)
Interest income	29	18
Change in purchase consideration	(300)	—
Other income (expense)	(101)	33

	(372)	51

INCOME BEFORE INCOME TAXES	9,224	6,995
INCOME TAXES	3,400	2,600

NET INCOME	$5,824	$4,395

NET INCOME PER SHARE
Basic	$.26	$.20

Diluted	$.25	$.19

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2010	22,625	$3,621	$69,550	$(1,676)	$81,170	$388	$153,053
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $155 of excess income tax benefit	99	13	1,095				1,108
Issuance of shares under employee stock purchase plan	9	2	193				195
Comprehensive income:
Net income for the three months ended August 31, 2010					5,841	(17)	5,824
Foreign currency translation adjustments				676			676

Total comprehensive income ($4,440 in the three months ended August 31, 2009)							6,500

Balance, August 31, 2010	22,733	$3,636	$70,838	$(1,000)	$87,011	$371	$160,856

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,824	$4,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,259	1,012
Share based compensation	675	525
Excess income tax benefit from the exercise of stock options	(155)	(342)
Other	—	71
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	683	(700)
Inventories	1,438	910
Prepaid expenses and other current assets	(375)	127
Accounts payable and accruals	2,197	3,132

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,546	9,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,574)	(961)

NET CASH USED IN INVESTING ACTIVITIES	(1,574)	(961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases (decreases) in other long-term liabilities	140	(45)
Net proceeds from issuance of common stock	628	1,256
Excess income tax benefit from the exercise of stock options	155	342

NET CASH PROVIDED BY FINANCING ACTIVITIES	923	1,553

INCREASE IN CASH	10,895	9,722
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,806	13,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,701	$23,564

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2011. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2010 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2010.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2010	May 31, 2010
	(In thousands)
Raw materials	$12,064	$11,815
Work-in-process	2,007	1,958
Finished and purchased goods	16,029	17,543

	$30,100	$31,316

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$5,824	$4,395
Denominator:
Denominator for basic net income per share:
Weighted average shares	22,677	22,176
Effect of dilutive stock options and warrants	767	710

Denominator for diluted net income per share	23,444	22,886
Net income per share:
Basic	$.26	$.20

Diluted	$.25	$.19

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

Segment information as of and for the three months ended August 31, 2010 and 2009 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2011
Net sales to external customers	$22,252	$20,671	$—	$42,923
Operating income (reduction)	6,973	3,111	(488)	9,596
Total Assets	76,781	85,653	28,280	190,714

Fiscal 2010
Net sales to external customers	$17,476	$14,871	$—	$32,347
Operating income (reduction)	5,131	2,217	(404)	6,944
Total Assets	63,125	67,431	21,017	151,573

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the three months ended August 31, 2010 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2010	1,998,000	$14.14
Granted	274,000	28.02
Exercised	(85,000)	11.08
Forfeited	(1,000)	18.18

Options outstanding at August 31, 2010	2,186,000	15.99

During the three months ended August 31, 2010 and 2009 the Company recorded $675,000 and $525,000 respectively of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during 2011 and 2010, estimated on the date of grant using the Black-Scholes option pricing model was $8.52 and $6.35 respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	2011	2010
Risk-free interest rate	1.7%	2.0%
Expected dividend yield	0%	0%
Expected stock price volatility	35.8%	37.8%
Expected option life	4.0 years	4.0 years

The Company has 18,000 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

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

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On December 1, 2009, the Company purchased the BioKits food safety business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arms length negotiations, approximated $6.5 million in cash and the assumption of trade accounts payable of $175,000. The preliminary allocation of the purchase price included net current assets of $770,000, fixed assets $163,000 and intangible assets of $5,742,000. The acquired business will operate as a unit of Neogen’s food safety division. Principal products include allergen test kits.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $13,800,000 in cash and secondary payment obligations of up to $7,000,000. The preliminary allocation of the purchase price included amounts receivable of $1,923,000, inventory of $1,212,000, fixed assets of $847,000, current liabilities of $600,000, deferred tax liabilities of $2,050,000, secondary payment liabilities of $3,583,000, based upon future operating results of the GeneSeek business until and is payable yearly over a three year measurement period, and the remainder to goodwill and other intangible assets (with estimated lives of 5-20 years). The secondary payment was measured at fair value, and is considered a level 3 fair value measurement under ASC 820-Fair Value Measurement and Disclosure, as it was based on unobservable inputs and involves management’s judgment. The acquisition will be integrated into the Animal Safety segment and is expected to be a strong synergistic fit. The Company recorded a charge within other income (expense) of approximately $300,000 for the three months ended August 31, 2010, representing the increase in fair value of the secondary payment liability. As of August 31, 2010, the balance of the secondary payment liability recorded was approximately $3,883,000.

8. LONG TERM DEBT AND LIABILITIES

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2010 or May 31, 2010) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is at LIBOR plus 100 basis points (rate under terms of the agreement was 1.26% at August 31, 2010). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the company was in compliance with at August 31, 2010.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at August 31, 2010 and May 31, 2010 is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the company’s common stock. As of August 31, 2010, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal year 2011 or 2010. Shares purchased under the program were retired.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including those related to receivable allowances, inventories, accruals and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 33% in the first quarter of FY-11 to $42.9 million as compared to $32.3 million in the first quarter of FY-10. Food Safety revenues increased by 27% and Animal Safety revenues increased by 39%, in comparison with the first quarter of the prior year. Food Safety revenues included the BioKits acquisition made in December 2009 and Animal Safety revenues were aided by the revenues that resulted from the GeneSeek acquisition, in April of 2010. The Food Safety Segment reported a 21% increase in organic revenue, while the Animal Safety Segment reported a 7% increase in organic revenues. Sales to international markets were 40% of total revenues. Gross margins were unchanged at 53% in both quarters and operating margins increased from 21% to 22%. The increase in operating margins were a result of leveraging fixed costs and controlling expenses.

Revenues

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

	Three Months Ended August 31
	2010	2009	Increase (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$11,479	$9,284	$2,195	23.6
Bacteria & General Sanitation	5,350	4,406	944	21.4
Dehydrated Culture Media & Other	5,423	3,786	1,637	43.2

	22,252	17,476	4,776	27.3

Animal Safety
Life Science & Other	2,078	1,877	201	10.7
Vaccines	582	573	9	1.6
Rodenticides & Disinfectants	5,694	5,629	65	1.2
Veterinary Instruments & Other	7,576	6,792	784	11.5
DNA Testing	4,741	—	4,741

	20,671	14,871	5,800	39.0

Total Revenues	$42,923	$32,347	$10,576	32.7

During the first quarter of FY-11, Food Safety revenues increased 27% in comparison with FY-10. This sales growth was very broad based across most all market segments and product lines. Organic revenue increased by 21%. Natural Toxins, Allergen and Drug Residues revenues increased by 24%, in comparison with the prior year quarter. Revenue increases were led by a 98% increase in sales of allergen test kits, due to the acquisition of the BioKits product line with growth in sales of test kits to detect milk, egg, almond and gluten residues. Food processors continue to expand routine testing procedures to help prevent inadvertent contamination from reaching food allergic consumers. Tests for natural toxins grew by 32% in comparison with FY-10 with strong increases in Deoxynivalenol (DON) and histamine test kit sales. DON test kit increases came largely due to continued reports of high levels of mold toxin DON in harvested grain in the United States and continued market acceptance of the Company’s new test system. Histamine is a toxin produced in certain types of harvested fish, especially tuna, if they are improperly stored. Revenue of diagnostic products for bacteria and general sanitation increased 21% in comparison with the prior year quarter. Soleris product lines continued their expansion but with modest growth in placement of new units in comparison with FY-10. Revenue from disposable Soleris test kits continued to increase with a 25% increase in comparison with FY-10. Revenue from dehydrated culture media and other products increased by 43% over the prior year quarter as the Company gained several new customers in this competitive market.

In comparison with the fourth quarter of FY-10, Food Safety revenues increased from $20,815,000 to $22,252,000 in the first quarter of FY-11 and represents a 7% increase. Strong revenue increases came from the Soleris product lines, Neogen Europe and from the Natural Toxin test kit revenues as much of the United States had cool and often wet weather conditions in calendar 2009. Testing has continued as this grain has been sold into the market in FY-10 and FY-11.

During the first quarter of FY-11, Animal Safety revenue increased by 39% overall in comparison with FY-10. Revenue growth was broad based and benefited by the acquisition of GeneSeek in the fourth quarter of FY-10. Organic Animal Safety revenues increased by 7% in comparison with the prior year and included contributions from most every product line. Life science and other revenues increased by 11% in comparison with FY-10. Components of the life science and other diagnostic test kits used to detect drugs of abuse in forensic applications were 45% higher than the prior year while sales of research diagnostic test kits were up 28% with increased orders from existing customers and the addition of some new distributors. Vaccine revenues increased by 2% in FY-11 in comparison with the first three months of FY-10.

Rodenticide and disinfectant revenues increased by 1% in comparison with FY-10. Rodenticide revenues increased by 5% due to increased market penetration. The added DuPont products lines have proven to be a strong synergistic fit within the Animal Safety product segment but did not experience gains in the first quarter of FY-11. Veterinary instrument and other revenues increased by 12% in comparison with the prior year quarter and included an approximately 35% increase in sales of Ideal veterinary instruments and a 10% increase in sales of the Kane line of disposable OB gloves, supplies and apparel products. Sales of products through over-the-counter distributor channels were led by strong increases in products to treat animal wound, leg and foot conditions.

In comparison with the fourth quarter of FY-10 Animal Safety revenues increased from $18,263,000 to $20,671,000 in the first quarter of FY-11. While the addition of GeneSeek had a significant effect, increasing revenues during the quarter, gains were also made in many of the individual product lines of the Animal Safety Segment.

Gross margins decreased from 53.4% in the first quarter of FY-10 to 53.0% in FY-11. This resulted from a change in product mix. Operating margins in the first quarter increased from 21.5% of revenues in FY-10 to 22.4% in FY-11 as a result of gains achieved in revenues without corresponding increases in operating expenses. Sales and marketing expenses as a percentage of revenues decreased from 18.5% to 17.5%. The decrease in sales and marketing as a percentage of revenues is the direct effect of the acquisitions during the year that contributed revenue dollars without commensurate increase in distribution costs. General and administrative expenses increased slightly from 8.9% of revenues to 9.0%. An absolute dollar increase of $972,000 in the quarter in general and administrative expense is due to the cost of acquiring businesses, increased amortization expense and increased stock option expense. Research expense, growing $333,000 in absolute dollars, decreased as a percent of revenues from 4.5% to 4.2%. Management believes that research and development efforts are needed to support the existing products, to increase the supply of future products in key markets and support the Company’s goal to achieve $200 million in revenues by fiscal year 2014. The decrease in percent of revenues resulted directly from the increase in sales in the quarter.

Other income (expense) in FY-11 included $300,000 in other expense as a result of an increase in the expected GeneSeek secondary payment, representing the increase in fair value of the secondary payment liability.

Financial Condition and Liquidity

Net cash proceeds of $628,000 were realized with the exercise of stock options and issuance of shares under the Employee Stock Purchase Plan during the first quarter of FY-11. Due to management efforts, accounts receivable declined in spite of increases in revenues and inventories decreased under regimented inventory reduction efforts. $11,546,000 in cash was generated from operations during the first fiscal quarter of 2011. Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases.

Management believes that the Company’s existing cash balances at August 31, 2010, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations of exposure to interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. It therefore could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. Dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. Dollar, the British Pound Sterling and the Euro. When the U.S. Dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. Dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2010 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended August 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. For purposes of this evaluation, the impact of the acquisition of GeneSeek, Inc. which closed on April  1, 2010, on our internal controls over financial reporting has been excluded.

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

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: October 8, 2010

/S/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: October 8, 2010

/S/ RICHARD R. CURRENT
Richard R. Current
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)