Form 10-Q
period 2010-11-30
NEOGEN CORP
filed 2011-01-06
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of December 1, 2010, there were 23,115,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,392	$22,806
Accounts receivable, less allowance of $700 and $600.	28,050	27,433
Inventories	31,433	31,316
Deferred income taxes	774	774
Prepaid expenses and other current assets	3,479	3,691

TOTAL CURRENT ASSETS	108,128	86,020

NET PROPERTY AND EQUIPMENT	20,739	19,180

OTHER ASSETS
Goodwill	53,320	52,899
Other non-amortizable intangible assets	4,089	4,139
Customer based intangibles, net of accumulated amortization of $4,779 and $4,002	12,245	13,021
Other non-current assets, net of accumulated amortization of $2,360 and $1,822	5,154	4,974

	74,808	75,033

	$203,675	$180,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,010	$7,187
Accrued compensation	1,803	2,346
Income taxes	4,685	2,838
Other accruals	5,799	4,662

TOTAL CURRENT LIABILITIES	21,297	17,033

DEFERRED INCOME TAXES	5,824	5,824
OTHER LONG-TERM LIABILITIES	4,596	4,323

	10,420	10,147

TOTAL LIABILITIES	31,717	27,180

EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized 23,115,106 shares issued and outstanding at November 30, 2010; 22,625,399 shares issued and outstanding at May 31, 2010	3,698	3,621
Additional paid-in capital	75,584	69,550
Accumulated other comprehensive loss	(817)	(1,676)
Retained earnings	93,137	81,170

Total Neogen Corporation Stockholders’ Equity	171,602	152,665
Noncontrolling Interest	356	388

TOTAL EQUITY	171,958	153,053

	$203,675	$180,233

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30		Six Months Ended November 30
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net sales	$43,931	$35,251	$86,853	$67,598
Cost of goods sold	21,443	16,729	41,598	31,806

GROSS MARGIN	22,488	18,522	45,255	35,792

OPERATING EXPENSES
Sales and marketing	7,504	6,405	15,016	12,377
General and administrative	3,714	3,191	7,576	6,082
Research and development	1,641	1,698	3,438	3,161

	12,859	11,294	26,030	21,620

OPERATING INCOME	9,629	7,228	19,225	14,172

OTHER INCOME (LOSS)
Interest income	28	16	57	33
Change in purchase consideration	(100)	—	(400)	—
Other income (expense)	(47)	(34)	(147)	1

	(119)	(18)	(490)	34

INCOME BEFORE INCOME TAXES	9,510	7,210	18,735	14,206
INCOME TAXES	3,400	2,600	6,800	5,200

NET INCOME	$6,110	$4,610	$11,935	$9,006

NET INCOME PER SHARE
Basic	$.27	$.21	$.52	$.40

Diluted	$.26	$.20	$.51	$.39

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
	(In thousands)
Balance, June 1, 2010	22,625	$3,621	$69,550	$(1,676)	$81,170	$388	$153,053
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $322 of excess income tax benefit	481	75	5,841				5,916
Issuance of shares under employee stock purchase plan	9	2	193				195
Comprehensive income:
Net income for the six months ended November 30, 2010					11,967	(32)	11,935
Foreign currency translation adjustments				859			859

Total comprehensive income ($8,924 in the six months ended November 30, 2009)							12,794

Balance, November 30, 2010	23,115	$3,698	$75,584	$(817)	$93,137	$356	$171,958

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,935	$9,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,584	2,027
Share based compensation	1,240	1,050
Excess income tax benefit from the exercise of stock options	(322)	(596)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(215)	(1,875)
Inventories	213	1,173
Prepaid expenses and other current assets	292	(65)
Accounts payable and accruals	3,832	5,777

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,559	16,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(3,423)	(1,522)

NET CASH USED IN INVESTING ACTIVITIES	(3,423)	(1,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in other long-term liabilities	257	70
Net proceeds from issuance of common stock	4,871	2,971
Excess income tax benefit from the exercise of stock options	322	596

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,450	3,637

INCREASE IN CASH	21,586	18,612
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,806	13,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,392	$32,454

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2011. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2010 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2010.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2010	May 31, 2010
	(In thousands)
Raw materials	$12,098	$11,815
Work-in-process	2,057	1,958
Finished and purchased goods	17,278	17,543

	$31,433	$31,316

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$6,110	$4,610	$11,935	$9,006
Denominator:
Denominator for basic net income per share:
Weighted average shares	22,926	22,387	22,802	22,281
Effect of dilutive stock options and warrants	803	663	797	652

Denominator for diluted net income per share	23,729	23,050	23,599	22,933
Net income per share:
Basic	$.27	$.21	$.52	$.40

Diluted	$.26	$.20	$.51	$.39

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

Segment information as of and for the three months ended November 30, 2010 and 2009 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2011
Net sales to external customers	$21,341	$22,590	$—	$43,931
Operating income (reduction)	6,264	3,775	(410)	9,629

Fiscal 2010
Net sales to external customers	$18,446	$16,805	$—	$35,251
Operating income (reduction)	5,282	2,428	(482)	7,228

Segment information as of and for the six months ended November 30, 2010 and 2009 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2011
Net sales to external customers	$43,593	$43,260	$—	$86,853
Operating income (reduction)	13,237	6,886	(898)	19,225
Total Assets	76,790	87,914	38,971	203,675

Fiscal 2010
Net sales to external customers	$35,921	$31,677	$—	$67,598
Operating income (reduction)	10,413	4,645	(886)	14,172
Total Assets	62,287	68,719	29,907	160,913

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the six months ended November 30, 2010 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2010	1,998,000	$14.14
Granted	288,000	28.29
Exercised	(467,000)	11.11
Forfeited	(5,000)	9.53

Options outstanding at November 30, 2010	1,814,000	17.18

During the three and six month periods ended November 30, 2010 and 2009 the Company recorded $564,000 and $525,000 and $1,240,000 and $1,050,000, respectively of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during 2011 and 2010, estimated on the date of grant using the Black-Scholes option pricing model was $8.60 and $6.35 respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	2011	2010
Risk-free interest rate	1.7%	2.0%
Expected dividend yield	0%	0%
Expected stock price volatility	35.8%	37.8%
Expected option life	4.0 years	4.0 years

The Company has 11,250 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

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

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On December 1, 2009, the Company purchased the BioKits food safety business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arms length negotiations, approximated $6.5 million in cash and the assumption of trade accounts payable of $175,000. The preliminary allocation of the purchase price included net current assets of $770,000, fixed assets $163,000 and intangible assets of $5,742,000. The acquired business operates as a unit of Neogen’s food safety division. Principal products include allergen test kits.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $13,800,000 in cash and secondary payment obligations of up to $7,000,000. The preliminary allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,212,000, fixed assets of $847,000, current liabilities of $600,000, deferred tax liabilities of $2,050,000, secondary payment liabilities of $3,583,000, based upon future operating results of the GeneSeek business until and is payable yearly over a three year measurement period, and the remainder to goodwill and other intangible assets (with estimated lives of 5-20 years). The secondary payment was measured at fair value, and is considered a level 3 fair value measurement under ASC 820-Fair Value Measurement and Disclosure, as it was based on unobservable inputs and involves management’s judgment. The Company recorded a charge within other income (expense) of approximately $400,000 for the six months ended November 30, 2010, representing the increase in fair value of the secondary payment liability. As of November 30, 2010, the balance of the secondary payment liability recorded was approximately $3,933,000. The acquisition will be integrated into the Animal Safety segment and is expected to be a strong synergistic fit.

8. LONG TERM DEBT AND LIABILITIES

The Company maintains a financing agreement with a bank (no amounts drawn at November 30, 2010 or May 31, 2010) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is at LIBOR plus 100 basis points (rate under terms of the agreement was 1.25% at November 30, 2010). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2010.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this expense of $916,000 at November 30, 2010 and May 31, 2010 is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of November 30, 2010, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal year 2011 or 2010. Shares purchased under the program were retired.

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

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 25% in the second quarter to $43.9 million and by 28% to $86.9 million for the six-month period ended November 30, 2010 when compared to the prior year. Food Safety revenues increased by 16% and 21% in the quarter and in the six-month period ended November 30, 2010, respectively. Animal Safety revenues increased by 34% and 37% in the quarter and in the six-month period ended November 30, 2010, respectively. Exclusive of the revenues from the BioKits and GeneSeek acquisitions, and foreign currency effects overall revenues increased 10% and 13% in the second quarter and year-to-date periods, respectively. Gross margins decreased from 52.5% in the November 2009 quarter to 51.2% in the November 2010 quarter and decreased from 52.9% to 52.1% on a year-to-date basis. The decrease in gross margins was a principally result of less favorable product mix. Operating margins increased in the quarter and six-month periods from 20.5% to 21.9% and from 21.0% to 22.1% respectively. The gains were the result of growth leverage and acquisitions as well as continuing cost control efforts.

Revenues

Three and Six Months Ended November 30, 2010 Compared to Three and Six Months Ended November 30, 2009

	Three Months Ended November 30
	2010	2009	Increase (Decrease)%
	(In thousands, except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$11,192	$9,444	$1,748	18.5
Bacteria & General Sanitation	5,393	4,720	673	14.3
Dehydrated Culture Media & Other	4,756	4,282	474	11.1

	21,341	18,446	2,895	15.7

Animal Safety
Life Science & Other	1,883	1,735	148	8.5
Vaccines	746	796	(50)	(6.3)
Rodenticides & Disinfectants	7,868	6,960	908	13.0
Veterinary Instruments & Other	7,484	7,314	170	2.3
DNA Testing	4,609	—	4,609	—

	22,590	16,805	5,785	34.4

Total Revenues	$43,931	$35,251	$8,680	24.6

	Six Months Ended November 30
	2010	2009	Increase (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$22,671	$18,728	$3,943	21.1
Bacteria & General Sanitation	10,743	9,125	1,618	17.7
Dehydrated Culture Media & Other	10,179	8,068	2,111	26.2

	43,593	35,921	7,672	21.4

Animal Safety
Life Science & Other	3,953	3,615	338	9.3
Vaccines	1,328	1,370	(42)	(3.1)
Rodenticides & Disinfectants	13,561	12,589	972	7.7
Veterinary Instruments & Other	15,069	14,103	966	6.8
DNA Testing	9,349	—	9,349	—

	43,260	31,677	11,583	36.6

Total Revenues	$86,853	$67,598	$19,255	28.5

Food Safety revenues increased 16% in the second quarter and 21% in the first six months of FY-11. Sales of Natural Toxin, Allergen and Drug Residue products increased by 19% in the quarter and by 21% year-to-date in comparison with FY-10. Exclusive of the BioKits acquisition, revenues increased by 10% and 15% in the quarter and six month periods, in comparison with the same periods of the prior year. Mycotoxin second quarter revenue growth increased by 3% and 17% in the six month period, with difficult comparisons to FY-10, in which much of the United States had cool and often wet weather conditions during the summer months and fall harvest seasons resulting in a spike in the sales of these products. Revenues from Food Allergen tests continued their recent trend of growth with an overall increase of 87% in the second quarter and 92% in the six months ended November 2010 with strong organic growth combined with the effect of the acquisition of the BioKits product line in December 2009. Drug residue test kits revenue increased 11% in the quarter and 1% in the first six months of FY-11 as revenues were affected by the strength of the US Dollar in foreign markets. Bacteria and General Sanitation product revenues increased by 14% in the quarter and increased by 18% in the first six months of FY-11 with more Soleris capital equipment placements in the current year. Dehydrated Culture Media and Other product revenues increased by 11% and 26% in the quarter and in the six-month periods respectively. These revenue increases were broad based and continued a trend from the prior quarters.

Animal Safety revenues increased by 34% in the second quarter and 37% in the six months ended November 30, 2010 in comparison with the prior year. Excluding the revenues of the GeneSeek acquisition in April 2010, Animal Safety revenues increased 7% in both the quarter and the first six months of FY-2011. Life Sciences and Other revenue increased by 9% in both the quarter and six months respectively. Revenue increases were broad based with increases from existing customers and new key accounts. Rodenticide and Disinfectant product revenues increased by 13% in the quarter and by 8% on a year-to-date basis. Rodenticide and Disinfectant revenues growth included strong increases in the agronomics segment and a well received fall rodenticide program. Veterinary Instrument and Other product revenues increased by 2% and 7% in the quarter and six months respectively in comparison with prior year. Increases were due to strong OEM and specialty needle revenues, which rebounded from a slow first quarter to achieve 93% growth in the second quarter.

Gross margins decreased from 52.5% to 51.2% in the second quarter of FY-11 and from 52.9% to 52.1% in the first six months of FY-11. This resulted principally from changes in product mix that included a lower percentage of diagnostic products in relation to overall revenues.

Operating margins in the second quarter increased from 20.5% to 21.9% and from 21.0% to 22.1% in the first six months of FY-11 as compared to the first six months of FY-10. These increases resulted from increased operating leverage and continuing cost controls. Sales and marketing expenses as expressed as a percentage of revenues decreased from 18.2% to 17.1% in the second quarter and decreased from 18.3% to 17.3% on a year-to-date basis. The decrease in sales and marketing as a percentage of revenues is the direct effect of the acquisitions during the year that contributed revenue dollars without commensurate increase in distribution cost. General and administrative expenses decreased from 9.1% to 8.5% of revenues in the second quarter, and from 9.0% to 8.7% on a year to date basis principally as a result of operating leverage. The change in general and administrative expense, while an increase in absolute dollars of $523,000 in the quarter and $1,494,000 fiscal year-to-date, is due to the increased cost of compensation, employee stock options expense, amortization from acquired businesses and the cost of acquiring businesses with increased governmental licensing and regulatory affairs. Research expense, decreased $57,000 in absolute dollars in the second quarter and increased by $277,000 for the first six months of FY-11, decreased as a percent of revenues from 4.8% to 3.7% in the second fiscal quarter and from 4.7% to 4.0% in the six-month periods. While these expenses vary on a quarter to quarter basis depending on the timing of new projects and the completion of existing projects, management expects that research and development efforts will range between 4% to 5% in support of existing products and to increase the supply of future products.

Financial Condition and Liquidity

Proceeds of $4,871,000 were realized with the exercise of 481,000 stock options and warrants and the issuance of 9,000 shares under the Employee Stock Purchase Plan during the six months ended November 30, 2010. Despite increases in revenues, accounts receivable increased only $215,000 in the first six months of FY-11, due to continued strong collection efforts. Despite increased operations to support increased revenues, inventories decreased by $213,000 in the six-month period under regimented inventory reduction and control efforts. $19,559,000 of cash was generated from operations Inflation and changing prices do not generally have a material effect on operations. As of November 30, 2010, Cash and cash equivalents consisted of funds used to support current operations and certificates of deposit and top tier commercial paper with maturities of 90 days or less. Management believes that the Company’s existing cash balances at November 30, 2010, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund operating needs and acquisition activities for the foreseeable future. However, cash needs are contingent on future events many of which cannot be predicted. Accordingly, the Company may be required to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2010 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting – There was no change to the Company’s internal control over financial reporting during the quarter ended November 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. For purposes of this evaluation, the impact of the acquisition of GeneSeek, Inc. which closed on April 1, 2010, on our internal controls over financial reporting has been excluded.

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

Dated: January 6, 2011

/S/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: January 6, 2011

/S/ RICHARD R. CURRENT
Richard R. Current
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)