Form 10-Q
period 2011-02-28
NEOGEN CORP
filed 2011-03-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of March 1, 2011, there were 23,190,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2011	2010
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,627	$22,806
Accounts receivable, less allowance of $700 and $600.	29,459	27,433
Inventories	31,397	31,316
Deferred income taxes	774	774
Prepaid expenses and other current assets	3,474	3,691

TOTAL CURRENT ASSETS	112,731	86,020

NET PROPERTY AND EQUIPMENT	21,209	19,180

OTHER ASSETS
Goodwill	53,345	52,899
Other non-amortizable intangible assets	4,314	4,139
Customer based intangibles, net of accumulated amortization of $5,162 and $4,002	11,862	13,021
Other non-current assets, net of accumulated amortization of $2,524 and $1,822	5,696	4,974

	75,217	75,033

TOTAL ASSETS	$209,157	$180,233

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,345	$7,187
Accrued compensation	2,201	2,346
Income taxes	5,126	2,838
Other accruals	5,551	4,662

TOTAL CURRENT LIABILITIES	20,223	17,033

DEFERRED INCOME TAXES	5,824	5,824
OTHER LONG-TERM LIABILITIES	4,752	4,323

	10,576	10,147

TOTAL LIABILITIES	30,799	27,180
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $.16 par value, 30,000,000 shares authorized, 23,189,929 and 22,625,399 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively	3,710	3,621
Additional paid-in capital	76,736	69,550
Accumulated other comprehensive loss	(524)	(1,676)
Retained earnings	98,105	81,170

Total Neogen Corporation Stockholders’ Equity	178,027	152,665
Noncontrolling interest	331	388

TOTAL EQUITY	178,358	153,053

TOTAL LIABILITIES AND EQUITY	$209,157	$180,233

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28		Nine Months Ended February 28
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net sales	$42,235	$33,833	$129,088	$101,431
Cost of goods sold	21,647	16,372	63,245	48,178

GROSS MARGIN	20,588	17,461	65,843	53,253

OPERATING EXPENSES
Sales and marketing	7,044	6,795	22,060	19,172
General and administrative	3,677	3,391	11,253	9,473
Research and development	1,802	1,526	5,240	4,687

	12,523	11,712	38,553	33,332

OPERATING INCOME	8,065	5,749	27,290	19,921

OTHER INCOME(EXPENSE)
Interest income	13	34	70	67
Change in purchase consideration	(218)	—	(618)	—
Other income (expense)	(17)	(2)	(164)	(1)

	(222)	32	(712)	66

INCOME BEFORE INCOME TAXES	7,843	5,781	26,578	19,987
INCOME TAXES	2,900	1,900	9,700	7,100

NET INCOME	$4,943	$3,881	$16,878	$12,887

NET INCOME PER SHARE
Basic	$.21	$.17	$.74	$.58

Diluted	$.21	$.17	$.71	$.56

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	Common Stock				Retained Earnings	Noncontrolling Interest
	Shares	Amount					Total
	(In thousands)
Balance, June 1, 2010	22,625	$3,621	$69,550	$(1,676)	$81,170	$388	$153,053
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $461 of excess income tax benefit	547	86	6,771				6,857
Issuance of shares under employee stock purchase plan	18	3	415				418
Comprehensive income:
Net income (loss) for the nine months ended February 28, 2011					16,935	(57)	16,878
Foreign currency translation adjustments				1,152			1,152

Total comprehensive income ($12,426 in the nine months ended February 28, 2010)							18,030

Balance, February 28, 2011	23,190	$3,710	$76,736	$(524)	$98,105	$331	$178,358

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:	$16,878	$12,887
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,941	3,147
Share based compensation	1,824	1,593
Excess income tax benefit from the exercise of stock options	(461)	(821)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,460)	(2)
Inventories	383	185
Prepaid expenses and other current assets	331	(537)
Accounts payable and accruals	2,525	5,159

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,961	21,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(5,353)	(2,444)
Payments for business acquisitions	—	(6,455)

NET CASH USED IN INVESTING ACTIVITIES	(5,353)	(8,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in other long-term liabilities	301	88
Net proceeds from issuance of common stock	5,451	3,644
Excess income tax benefit from the exercise of stock options	461	821

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,213	4,553

INCREASE IN CASH	24,821	17,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,806	13,842

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,627	$31,107

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2011. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2010 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2010.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28,	May 31,
	2011	2010
	(In thousands)
Raw materials	$11,942	$11,815
Work-in-process	2,274	1,958
Finished and purchased goods	17,181	17,543

	$31,397	$31,316

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$4,943	$3,881	$16,878	$12,887
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,149	22,536	22,923	22,366
Effect of dilutive stock options and warrants	785	652	797	646

Denominator for diluted net income per share	23,934	23,188	23,720	23,012
Net income per share:
Basic	$.21	$.17	$.74	$.58

Diluted	$.21	$.17	$.71	$.56

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

Segment information for the three months ended February 28, 2011 and 2010 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2011
Net sales to external customers	$20,634	$21,601	$—	$42,235
Operating income (reduction)	5,516	3,063	(514)	8,065

Fiscal 2010
Net sales to external customers	$19,718	$14,115	$—	$33,833
Operating income (reduction)	4,980	1,243	(474)	5,749

Segment information for the nine months ended February 28, 2011 and 2010 follows:

	Food Safety	Animal Safety	Corporate and
			Eliminations (1)	Total
	(In thousands)
Fiscal 2011
Net sales to external customers	$64,226	$64,862	$—	$129,088
Operating income (reduction)	18,753	9,949	(1,412)	27,290
Total Assets	77,179	89,771	42,207	209,157

Fiscal 2010
Net sales to external customers	$55,640	$45,791	$—	$101,431
Operating income (reduction)	15,393	5,888	(1,360)	19,921
Total Assets	67,293	69,447	28,560	165,300

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 years and become exercisable in varying installments. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the nine months ended February 28, 2011 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2010	1,998,000	$14.14
Granted	288,000	28.29
Exercised	(547,000)	11.18
Forfeited	(10,000)	11.32

Options outstanding at February 28, 2011	1,729,000	17.40

During the three and nine month periods ended February 28, 2011 and 2010 the Company recorded $584,000 and $544,000 and $1,824,000 and $1,593,000, respectively of compensation expense related to its share-based awards.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not currently believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On December 1, 2009, the Company purchased the BioKits food safety allergen test kits business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arms length negotiations, approximated $6.5 million in cash and the assumption of trade accounts payable of $175,000. The final allocation of the purchase price included net current assets of $770,000, fixed assets of $163,000 and intangible assets of $5,522,000. The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. The acquisition has been integrated into the Food Safety segment.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $13,800,000 in cash and secondary payment obligations of up to $7,000,000. The preliminary allocation of the purchase price included amounts receivable of $1,923,000, inventory of $1,212,000, fixed assets of $847,000, current liabilities of $600,000, deferred tax liabilities of $2,050,000, secondary payment liabilities of $3,583,000, based upon future operating results of the GeneSeek business until 2013 and payable yearly over a three year measurement period, and the remainder to goodwill and other intangible assets (with estimated lives of 5-20 years). The secondary payment was measured at fair value, and is considered a level 3 fair value measurement under ASC 820-Fair Value Measurement and Disclosure, as it was based on unobservable inputs and involves management’s judgment. The acquisition has been integrated into the Animal Safety segment. The Company recorded a charge within other income (expense) of approximately $218,000 and $618,000 respectively for the three and nine months ended February 28, 2011, representing the increase in fair value of the secondary payment liability. As of February 28, 2011, the balance of the secondary payment liability recorded was approximately $4,202,000.

8. LONG TERM DEBT AND LIABILITIES

The Company maintains a financing agreement with a bank (no amounts drawn at February 28, 2011 or May 31, 2010) providing for an unsecured revolving line of credit of $10,000,000. The interest rate is at LIBOR plus 100 basis points (rate under terms of the agreement was 1.26% at February 28, 2011). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2011.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation of approximately $90,000. The Company’s estimated liability for this of $916,000 at February 28, 2011 and May 31, 2010 is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of February 28, 2011, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There have been no purchases in fiscal year 2011 and there were none in 2010. Shares purchased under the program were retired.

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

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 25% in the third quarter ended February 28, 2011 to $42.2 million and by 27% to $129.1 million for the nine-month period ended February 28, 2011, each when compared to the same periods in the prior year. Food Safety revenues increased by 5% and 15% for the comparative quarter and nine-month periods ended February 28, 2011, respectively. Animal Safety revenues increased by 53% and 42% for the quarter and nine-month periods ended February 28, 2011, respectively. Exclusive of the revenues from the BioKits and GeneSeek acquisitions, overall revenues increased 10% and 11% for the comparative third quarter and year-to-date periods, respectively. Gross margin percents of sales decreased from 51.6% for the February 2010 quarter to 48.7% for the February 2011 quarter and decreased from 52.5% to 51.0% on a comparative year-to-date basis. The decrease in gross margins was primarily a result of the impact of the GeneSeek operations, which have lower average gross margins, and to a lesser extent, changes in product mix. Operating income expressed as a percent of sales increased for the comparative quarter and nine-month periods from 17.0% to 19.1% and from 19.6% to 21.1%, respectively. These gains in operating income were the result of increased revenues, continuing cost control efforts and the effect of lower operating expenses incurred at GeneSeek.

Revenues

Three and Nine Months Ended February 28, 2011 Compared to Three and Nine Months Ended February 28, 2010

	Three Months Ended February 28
	2011	2010	Increase (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$9,945	$10,107	($162)	(2)
Bacteria & General Sanitation	5,871	4,902	969	20
Dehydrated Culture Media & Other	4,818	4,709	109	2

	20,634	19,718	916	5

Animal Safety
Life Science & Other	1,909	1,634	275	17
Vaccines	441	469	(28)	(6)
Rodenticides & Disinfectants	7,185	4,831	2,354	49
Veterinary Instruments & Other	7,034	7,181	(147)	(2)
DNA Testing	5,032	—	5,032	—

	21,601	14,115	7,486	53

Total Revenues	$42,235	$33,833	$8,402	25

	Nine Months Ended February 28
	2011	2010	Increase (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$32,615	$28,835	$3,780	13
Bacteria & General Sanitation	16,614	14,028	2,586	18
Dehydrated Culture Media & Other	14,997	12,777	2,220	17

	64,226	55,640	8,586	15

Animal Safety
Life Science & Other	5,862	5,248	614	12
Vaccines	1,769	1,838	(69)	(4)
Rodenticides & Disinfectants	20,747	17,420	3,327	19
Veterinary Instruments & Other	22,103	21,285	818	4
DNA Testing	14,381	—	14,381	—

	64,862	45,791	19,071	42

Total Revenues	$129,088	$101,431	$27,657	27

Food Safety revenues increased 5% in the third quarter and 15% for the first nine months of fiscal year 2011 (FY-11), compared to the same periods in the prior year. Sales of Natural Toxin, Allergen and Drug Residue products decreased by 2% for the quarter and increased by 13% year-to-date, in comparison with fiscal year 2010 (FY-10). Exclusive of the BioKits acquisition, which occurred in December 2009, revenues increased by 11% in the nine month period, in comparison with the same period of the prior year. Revenues from Food Allergen tests continued their recent trend of growth with an overall increase of 16% in the third quarter and 59% in the nine months ended February 2011 due in part to the acquisition of the BioKits product line. Mycotoxin third quarter revenues decreased by 18% and increased by 4% in the nine month period, following difficult comparisons to FY-10, in which much of the United States had weather conditions conducive to the production of the mycotoxin vomitoxin. Drug residue test kits revenue increased 12% in the quarter and 4% in the first nine months of FY-11. Bacteria and General Sanitation product revenues increased by 20% for the quarter and 18% for the first nine months of FY-11, due primarily to increased placements of Soleris instruments and AccuPoint readers and the associated sales of consumable diagnostic tests. Dehydrated Culture Media and Other product revenues increased by 2% and 17% for the comparative quarter and nine-month periods, respectively.

Animal Safety revenues increased by 53% in the third quarter and 42% for the nine months ended February 28, 2011 in comparison with the prior year. Excluding the revenues of the GeneSeek acquisition in April 2010, Animal Safety revenues increased 17% in the quarter and 10% for the first nine months of FY-11. Life Sciences and Other revenue increased by 17% and 12% for the quarter and nine months respectively. Revenue increases were broad based with increases from existing customers and new key accounts. Rodenticide and Disinfectant product revenues increased by 49% for the quarter and by 19% on a year-to-date basis. Rodenticide and Disinfectant revenues growth included strong international sales increases in cleaners and disinfectants, agronomics segment products, as well as a strong rodenticide program domestically. Veterinary Instrument and Other product revenues decreased by 2% for the quarter and increased by 4% for the nine months, respectively when compared to the prior year periods. The nine-month increase was due to strong OEM and specialty needle revenues and increased selling efforts to distributors servicing customers involved in food animal production.

Gross margins, expressed as a percentage of sales, decreased from 51.6% in the third quarter of 2010 to 48.7% in the third quarter of 2011, and for the year to date declined from 52.5% in 2010 to 51.0% in 2011. This decline in each comparative period is due primarily to lower gross margins generated by GeneSeek, which was purchased in April 2010, and, to a lesser extent, a shift in product mix toward Animal Safety products, which have lower average gross margin percentages than Food Safety products.

Primarily the result of our strong cost control efforts, operating margins in the third quarter increased from 17.0% to 19.1% and from 19.6% to 21.1% in the nine months of sales in FY-11 as compared with FY-10. Sales and marketing expenses expressed as a percentage of revenues decreased from 20.1% to 16.7% in the third quarter and decreased from 18.9% to 17.1% on a year-to-date basis. The decrease in sales and marketing as a percentage of revenues is the direct effect of the BioKits and GeneSeek acquisitions that contributed revenue dollars without commensurate increase in distribution cost. General and administrative expenses decreased from 10.0% of revenues in FY-10 to 8.7% of revenues in the third quarter of FY-11, and from 9.3% year-to-date in FY-10 to 8.7% for the first nine months of FY-11. The change in general and administrative expense, an increase in absolute dollars of $286,000 in the quarter and $1,780,000 fiscal year-to-date, is partially due to the cost of acquiring businesses with increased governmental licensing and regulatory affairs requirements, the cost of amortization of intangibles related to acquisitions and increased costs related to stock option expense. Research expense increased $276,000 in absolute dollars in the third quarter and increased by $553,000 for the first nine months of FY-11, but decreased as a percent of revenues from 4.5% to 4.3% in the third fiscal quarter and from 4.6% to 4.1% in comparison with the nine-month period. Management expects that research and development efforts will be in the 4-5% range to support the existing products and to increase the supply of future products.

Financial Condition and Liquidity

For the year-to-date period ended February 28, 2011, $23,961,000 of cash was generated from operations, primarily from net income. Despite the 27% increase in revenues for the year to date, working capital requirements have been minimal. Accounts receivable balances have only increased by $2,026,000 or 7%, due primarily to concerted management efforts to monitor and reduce days sales outstanding. Inventories at February 28, 2011 increased by $81,000 compared to May 31, 2010 balances, as numerous systems and procedures have been put in place by management to control inventory balances and increase inventory turnover. At February 28, 2011, cash and cash equivalents consisted of funds to support current operations and certificates of deposit and top tier commercial paper with maturities of 90 days or less. Historically, inflation and changing prices have not had a material effect on operations.

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

Neogen has assets, liabilities and operations outside of the United States which are located in Scotland, Brazil and Mexico where the functional currency is the British Pound Sterling, Brazilian Real and Mexican Peso, respectively. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2011 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended February 28, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. For purposes of this evaluation, the impact of the acquisition of GeneSeek, Inc. which closed on April 1, 2010, on the Company’s internal controls over financial reporting has been excluded.

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

Dated: March 30, 2011

/S/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2011

/S/ STEVEN J. QUINLAN
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)