Form 10-K
period 2011-05-31
NEOGEN CORP
filed 2011-07-29
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To             .

COMMISSION FILE NUMBER 0-17988

NEOGEN CORPORATION

(Exact name of registrant as specified in its charter)

MICHIGAN	38-236784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2010 the aggregate market value of the voting stock held by non-affiliates of the registrant was $799,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 23,302,000 on June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 6, 2011 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Management’s vision is for Neogen to become a world leader in development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While the elements of the strategy are stated in order of importance over the long term, management believes that strategic acquisitions may provide the best opportunity for more rapid growth in the short term. For that reason, an active acquisition program is maintained and financial and other resources are maintained to capitalize on opportunities as they arise.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Acumedia®, Neogen®, Neogen flask®; Food Safety: AccuClean®, AccuPoint®, AccuScan®, Agri-Screen®, Alert®, BetaStar®, BioPlate™, Centrus®, GeneQuence®, GENE-TRAK®, ISO-GRID®, Microbiology at the Speed of Light®, NeoColumn™, NEO-GRID®, Penzym™, Penzyme®, Reveal®, Revive®, Soleris®, TetraStar®, Veratox®; Life Sciences: K-Blue®, K-Gold®; Rodenticides: Cat Logo®, CyKill™, Di-Kill®, One Bad Cat®, Promar®, Ramik®, Rodex™; Animal Safety: Ag-Tek®, AluShield™, BottomHoof™, BotVax®, BreederSleeve®, Calf Eze™, Correct®, D3 Needles™, DC&R®, Dr. Franks®, ElectroJac®, ELISA Technologies®, Eqimax™, EqStim®, EquiSleeve®, E-Z Bond™, E-Z Catch®, Furazone®, GeneSeek ®, Genomic Solutions for Food Security®, Gnat-Away™, Gnatural™, Gold Nugget®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet™, Injecto-Stik™, Insight™, ISO-Prine™, Jolt™, MaxiSleeve ®, MegaShot™, Mini-Shot™, Molecular Solutions for Life®, MycAseptic™, NeedleGard™, NFZ™, Paddock & Pasture™, PanaKare™, Parvosol®, PolyHand®, PolyPetite™, PolyShield™, PolySleeve ®, Poridon®, Pro-Fix®, Pro-Flex®, Pro-Pistol™, Pro-Shot™, Pyril-Pam™, RenaKare™, Rot-Not™, Safe-T-Flex™, SeekGain™, SeekSire™, SeekTrace ™, Shine N’ Glo™, Spec-Tuss™, Spectrasol™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Triple Block™, Triple Cast™, Triple Crown™, Triple Heat™, Tri-Seal™, Tri-Soxsuprine™, Tryad®, UriCon®, UriKare™, Vet-Tie™, Vita-15™; BioSentry agricultural cleaners and disinfectants: Acid-A-Foam™, BioCres™, BioPhene™, BioQuat™, Chlor-A-Foam™, Evap™, GenQuat®, X-185™.

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

Many of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies has set its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for the rapid processing of a large number of samples and automated procedures, and lateral flow and other similar devices that provide distinct visual results. Typically test kits use antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests makes them accessible to all levels of food producers, processors and handlers.

The Company’s kits are generally based on internally developed technology or technology that is acquired in connection with acquisitions. In 2011, Food Safety incurred royalty expense totaling $1,050,000 for licenses and royalties for technology used in the Company’s products, including expense of $410,000 for licenses related to the dairy antibiotics product line and $329,000 for allergen products. All royalty rates are in the low single digit range. Some licenses involve technology that is exclusive to Neogen’s use while others are nonexclusive and involve technology licensed to multiple licensees.

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

Neogen manufactures and markets its AccuPoint® rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy-to-use and inexpensive test uses bioluminescence to quickly (in less than 30 seconds) determine if a food contact surface has been completely sanitized. When ATP comes into contact with the firefly reagent luciferin luciferase contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the foodservice industry, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 49.5%, 54.4% and 51.4% of the Company’s total revenues for fiscal years ended May 31, 2011, 2010 and 2009, respectively.

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

Animal Safety’s NeogenVet™ product line provides innovative, value-added, high quality products to the veterinary market. Top NeogenVet™ products include PanaKare™, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; and RenaKare™, a supplement for potassium deficiency in cats and dogs. Other products sold under the NeogenVet™ brand include Vita-15™ and Liver 7, which are used in the treatment and prevention of nutritional deficiencies in horses.

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

Neogen markets a broad line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ and the HDN, HDDI and DTN needle product lines that were acquired in the Rivard acquisition are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors—a big market advantage in the safety-conscious beef and swine industries.

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

In April 2010, Neogen acquired GeneSeek, Inc., a leading commercial agricultural genetics testing laboratory in the United States. Geneseek was founded in 1998 and employed 36 people as of the acquisition date. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Through the use of single nucleotide polymorphism (SNP) discovery and analysis, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases.

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

Revenues from Neogen’s Animal Safety Division accounted for 50.5%, 45.6% and 48.6% of the Company’s total revenues for fiscal years ended May 31, 2011, 2010 and 2009, respectively.

GENERAL SALES AND MARKETING

Neogen’s sales efforts are generally organized by specific markets, rather than by products or geography. During the fiscal year that ended May 31, 2011, the Company had approximately 6,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 6,000. As of May 31, 2011 a total of 187 employees were assigned to sales and marketing functions within the Company. During the year ended May 31, 2011, no single customer or distributor accounted for 10% or more of the company’s revenues. In the year ended May 31, 2010, revenues from one food safety distributor customer were 10.3% of total revenues. No other customer represented in excess of 10% of consolidated revenues.

DOMESTIC SALES AND MARKETING

FOOD SAFETY

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

The over-the-counter (OTC) animal health market is expected to continue to offer significant growth opportunities for Neogen and its products. Neogen offers a broad range of products including well recognized brands of rodenticides, disinfectants, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising. As a commercial laboratory, GeneSeek provides services direct to large-herd beef and dairy cattle, swine, poultry and sheep producers.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Neogen Europe, Ltd. provides the Company access to the European Union, and allows it to serve its network of customers and distributors throughout the EU. Customers in the United Kingdom, France and Germany are served by Company employees. Other European region customers generally are serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s strong research and development continue to be a strong asset in the development of products tailored to meet unique requirements of the European market.

In 2008, Neogen formed a subsidiary in Mexico, Neogen Latinoamérica. The company, headquartered in Mexico City, distributes the Company’s food and animal safety products throughout Mexico. Neogen Latinoamérica unifies Neogen’s widespread business activities throughout the region to animal and crop producers, and food processors.

In October 2009, Neogen formed a subsidiary in Brazil, Neogen do Brasil (Neogen of Brazil). The new company, headquartered near Sao Paulo, distributes Neogen’s food and animal safety products throughout Brazil. Neogen do Brasil was created to accelerate the success of Neogen products in Brazil, which has become one of the world’s largest food producers and exporters. Brazil is the world leader in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar, and orange juice.

Internationally, outside of the company locations mentioned above, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of approximately 120 distributors in more than 100 countries. The distributors provide local training and technical support, perform market research, and promote Company products within designated countries around the world.

Neogen’s dairy antibiotics diagnostic products are distributed outside of North America, Brazil and China by Denmark based Chr. Hansen, an international supplier of natural ingredient solutions for the food and health and nutritional industries.

Neogen’s Soleris diagnostic test system for general spoilage organisms is marketed worldwide by Neogen personnel and the Company’s network of distributors.

Since 2002, Neogen has maintained a presence in Shanghai, China, to better serve the expanding food safety market there, as well as more closely manage its Chinese food and animal product procurement. Neogen intends to continue to use local distributors to introduce the Company’s products in the Chinese market.

ANIMAL SAFETY:

The Animal Safety’s international sales group has established a strong presence in several key markets with rodenticides, disinfectants, instruments, diagnostics and veterinary products. Utilizing company personnel in Brazil and Mexico, as well as in-country distributors and US-based exporters, these markets include Canada, Mexico and Central America, Brazil and South America, the Caribbean, Australia, Europe and Asia.

GENERAL:

International sales accounted for 42.1%, 39.9% and 41.0% of the Company’s total revenues for fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Risks associated with foreign operations include the need for regulatory approvals, possible disruptions of product delivery, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. As of May 31, 2011, the Company employed 54 individuals in its research and development department, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $6.8 million, $6.3 million and $4.6 million representing 4.0%, 4.5% and 3.8% of total revenues in fiscal 2011, 2010 and 2009, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 4% to 6% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2012 to 2014. Expenditures in FY-2012 are expected to be approximately 4% of total revenues.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of license fees and royalties based upon sales of products that utilize the pertinent technology. License fee and royalties expensed under these agreements amounted to $1,561,000, $1,337,000 and $1,184,000 in 2011, 2010 and 2009, respectively.

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

Patents and trademarks are applied for whenever appropriate. Since its inception, Neogen has acquired and received more than 50 patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 15 years.

A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens & Drug Residues	2	32	2013-2019
Bacterial & General Sanitation	11	3	2012-2026
Dry Culture Media & Other	1	0	2016
Life Science & Other	2	2	2024-2028
Vaccine	1	0	2018
Rodenticides & Disinfectants	0	0	n/a
Veterinary Instruments & Other	6	6	2020-2022

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

One of the major areas affecting the success of biotechnology development involves the time, cost and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval include BotVax B, EqStim, ImmunoRegulin and Beta Star. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. Neogen’s rodenticide and disinfectant products are subject to registration in the United States and internationally.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; and Ayr, Scotland. As of May 31, 2011, there were approximately 296 full-time employees assigned to manufacturing in these four locations, operating on one or two shifts; future demand increases could be accommodated by adding shifts. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment. To meet current and future needs in Lexington, the Company entered into a purchase agreement in May 2011to purchase a production, warehouse and office building of 128,000 square feet; it is currently renting 12,000 square feet in this facility. It is expected that this purchase will close in August 2011.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergens, spoilage organisms and pesticides, final kit assembly, quality assurance and shipping takes place in the Company’s facilities in Lansing. Proprietary monoclonal and polyclonal antibodies for the Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Other reagents are similarly prepared by the R&D employees. Manufacturing of diagnostic tests for the presence of dairy antibiotics in milk is completed in the Company’s Lansing facilities. Generally, final assembly and shipment of diagnostic test kits to customers in Europe are performed in the Company’s Ayr, Scotland facility.

Assembly and shipment of electronic readers and disposable single-use samplers takes place in the Company’s facilities in Lansing.

Dehydrated culture media products are manufactured in a FDA monitored facility in Lansing. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from Lansing.

Soleris instrument readers are produced and shipped to customers mostly by third party vendors.

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

Neogen purchases component parts and raw materials from more than 500 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for most of its key components and raw materials. Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, Neogen’s backlog of unshipped orders at any given time is not significant.

COMPETITION

Although competitors vary in individual markets, management knows of no competitor that is pursuing Neogen’s fundamental strategy of developing and marketing a broad line of products, ranging from disposable tests and dehydrated culture media to veterinary pharmaceuticals and veterinary instruments for a large number of food safety and animal safety concerns. For each of its individual products, the Company faces intense competition from companies ranging from small businesses to divisions of large international companies. Some of these organizations have substantially greater financial resources than the Company. The Company competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company’s product line, the effectiveness of its sales and customer service organizations and pricing are also components in management’s competitive plan.

Future competition may become even more intense, including the development of changing technologies, which could affect the marketability and profitability of Neogen’s products. The Company’s competitive position also will depend on management’s ability to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans and obtain patent protection. Additionally, the Company must have adequate capital resources to execute its strategy.

FOOD SAFETY:

Neogen’s Food Safety Division has strong distribution of its products using Company employees in North America, Europe, Mexico and Brazil, and from an active and aggressive distributor group elsewhere. With one of the largest professional sales organizations in the industry, management believes that it maintains a general competitive advantage as sales personnel are in a position to be in contact with customers and prospects more frequently than its competitors. Additionally, as an agricultural based company, Neogen has what is believed to be a unique insight into the food industry as opposed to clinically based competition.

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

Besides its strong product offerings and extensive distributionnetwork, the Company focuses its competitive advantage in the areas of customer service and speed and ease of use of its products. Additionally, by aggressively maintaining itself as a low cost producer, Neogen believes that it can be competitive with new market entrants that may choose a low pricing strategy in an attempt to gain market share.

ANIMAL SAFETY:

Neogen’s Animal Safety Division faces no one competitor across the products and markets it serves. In the racing industry market, the Company believes it holds a leading market share position. In the Life Sciences market, the Company competes against several other diagnostic and reagent companies with similar product offerings.

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

Several companies compete for sales in the disinfectant and cleaner product segment. Neogen’s products are sold through their distributor network around the world, primarily to assist in the cleaning and disinfecting of animal production facilities.

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

Neogen’s development and manufacturing processes involve the use of certain hazardous material, chemicals and compounds. Management believes that the Company’s safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations. The Company’s current cost to comply with these regulations is not significant; however, changes in legislation or rules could be materially adverse to its business.

The rodenticides, disinfectants and sanitizers manufactured and distributed by Neogen Corporation are subject to Environmental Protection Agency regulations. In general, any international sale of the product must also comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements (e.g., label in the language of the importing country). To the best of our knowledge pertinent products are in compliance with the appropriate federal and foreign regulations, in the respective country such products are sold.

Dairy products used in National Conference on Interstate Milk Shipments (NCIMS) and other milk monitoring programs are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with FDA approved protocol administered by AOAC Research Institute (AOAC RI). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our BetaStar® US dairy antibiotic residue testing product has been approved by the FDA, NCIMS, and AOAC RI. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have their own regulatory processes.

Many of the food safety diagnostic products of allergens, spoilage organisms and mycotoxins do not require direct government approval. However, the Company has pursued AOAC approval for many of the products to enhance the marketability of products. Products for mycotoxin detection, which are used by federal inspectors, must be approved by USDA. Neogen Corporation has obtained and retained the necessary approvals to conduct its current operations.

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

EMPLOYEES

As of May 31, 2011 the Company employed 654 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems. Management believes that its relationship with its employees is good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

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

In addition, if we continue to experience growth in our business, our growth could place a significant strain on our management, customer service, operations, sales and administrative personnel and other resources. To serve the needs of our existing and future customers, we will be required to recruit, train, motivate and manage qualified employees. We have incurred and will continue to incur significant costs to retain qualified management, sales and marketing, engineering, production, manufacturing and administrative personnel, as well as expenses for marketing and promotional activities. Our ability to manage our planned growth depends upon our success in expanding our operating, management and information and financial systems, which might significantly increase our operating expenses.

We might not be able to effectively manage our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.

The development of new products entails substantial risk of failure.

We are continually developing new products for which we believe there should be significant market demand. We cannot assure that we will successfully develop commercially viable products, that the products will be developed on a timely basis to meet market demand or that the relevant market will be properly identified. If we expend substantial resources in developing an unsuccessful product, operating results could be adversely affected.

Our international operations are subject to different product standards as well as other operational risks.

In fiscal 2011, sales to customers outside of the United States accounted for 42.1% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include the possible disruption in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

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

Our primary customers are in the agricultural and food production industries. Economic conditions affecting agricultural industries are cyclical and are dependent upon many factors outside our control, including weather conditions or changes in consumption patterns or commodity prices. An economic downturn in the agricultural marketplace could adversely affect our sales.

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

A portion of our products are regulated by various domestic and foreign government agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. Although less than 10% of our revenues are currently derived from products requiring government approval prior to sale, a significant portion of our revenues is derived from products used to monitor and detect the presence of residues that are regulated by various government agencies. Furthermore, the Company’s growth may be adversely affected by the implementation of new regulations.

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

Future operating results could be negatively impacted by unstable economic, political and social conditions, including but not limited to fluctuations in foreign currency exchange rates, political instability, or changes in the interpretation or creation of laws and regulations or administrative actions in each of the countries where the Company conducts business, including the United States. Additionally, the Company operates in multiple income tax jurisdictions and must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of income and other complex issues may result in significant income tax adjustments that could negatively impact the Company’s future operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS – NONE

ITEM 2.	PROPERTIES

Neogen owns several separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting and human resources. Three adjacent buildings, located at 703, 717 and 720 Shiawassee, total 40,000 square feet and are used for manufacture and warehousing of food safety products. Two buildings on Hosmer Street with a combined total of 49,000 square feet, are used for manufacturing and warehousing of dehydrated culture media and veterinary instruments. A 55,000 square foot building at 1614 East Kalamazoo Street is used for corporate administration, research and production of vaccines; 10,000 square feet of the East Kalamazoo Street building is held for expansion.

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

Animal Safety occupies 12,000 feet of space in an office and warehouse facility at 1847 Mercer Road in Lexington, Kentucky, housing additional warehouse space for the Animal Safety product lines. The lease for the space is a month-to-month lease requiring a monthly payment of $4,450. The Company entered into an agreement in May 2011 to purchase the entire Mercer Road facility for $4,950,000; this transaction is expected to close in August 2011. This purchase will provide the Company an additional 116,000 square feet of office, production and warehouse space.

Neogen Europe Ltd. Operations take place in 38,000 square feet in Auchencruive, Ayrshire, Scotland. The company purchased the facilities in 2010. The facility is adjacent to the campus of the Scottish Agricultural College at Ayr.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 80,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin. Additionally the Company leases 9,000 square feet of warehouse space in Cambria, Wisconsin for $1,600 per month and 3,000 square foot space in Fox Lake, Wisconsin for $800 per month on a month-to-month basis. The company is currently building a 25,000 square foot warehouse facility on the existing Randolph, Wisconsin property to facilitate further expansion.

The Company’s GeneSeek Inc. subsidiary, which was acquired in fiscal year 2010, operates in 13,569 square feet of leased space in Lincoln, Nebraska. The lease runs through May 31, 2012 at a monthly rate of $18,500.

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

	HIGH	LOW
YEAR ENDED MAY 31, 2011

First Quarter	$29.91	$25.06
Second Quarter	$37.58	$30.73
Third Quarter	$42.26	$35.63
Fourth Quarter	$44.84	$36.80

YEAR ENDED MAY 31, 2010

First Quarter	$20.23	$14.56
Second Quarter	$22.79	$18.96
Third Quarter	$24.70	$20.51
Fourth Quarter	$27.39	$23.50

HOLDERS:

As of July 29, 2011, there were approximately 369 stockholders of record of Common Stock that management believes represents a total of approximately 5,420 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return to shareholders on Neogen Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 5/31/2006 and tracks it through 5/31/2011.

	5/06	5/07	5/08	5/09	5/10	5/11
Neogen Corporation	$100.00	$134.22	$193.68	$162.06	$283.57	$494.56
NASDAQ Composite	100.00	121.55	118.74	83.47	106.84	135.48
NASDAQ Medical Equipment	100.00	113.35	120.40	76.54	108.99	133.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In December 2008 the Board of Directors authorized management to repurchase up to a total of 750,000 shares of its common stock in open market transactions. The Company made no purchases of common stock in fiscal year 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2011. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
(In thousands, except per share data)	2007	2008	2009	2010	2011
Income Statement Data:
Food Safety Sales	$47,165	$57,664	$61,025	$76,454	$85,514
Animal Safety Sales	38,973	44,754	57,696	64,055	87,169

Net Sales	86,138	102,418	118,721	140,509	172,683
Cost of Goods Sold	41,575	49,185	59,288	67,534	84,891
Sales and Marketing	18,463	20,648	22,906	26,350	30,020
General and Administrative	9,301	10,927	11,484	13,488	15,112
Research and Development	3,295	3,639	4,555	6,258	6,825

Operating Income	13,504	18,019	20,488	26,879	35,835
Other Income (Expense)	371	479	1,136	442	(596)

Income Before Income Taxes	13,875	18,498	21,624	27,321	35,239
Provision for Income Taxes	4,750	6,400	7,750	9,800	12,400

Net Income	$9,125	$12,098	$13,874	$17,521	$22,839

Net Income per Share (basic)(1)	$.44	$.56	$.63	$.78	$.99
Net Income per Share (diluted)(1)	$.43	$.54	$.61	$.76	$.96
Common Shares Outstanding (diluted)(1)	21,243	22,499	22,587	23,091	23,791

	May 31
(In thousands)	2007	2008	2009	2010	2011
Balance Sheet Data:
Cash and Cash equivalents and Marketable Securities	$13,424	$14,270	$13,842	$22,806	$56,083
Working Capital(2)	41,060	54,495	62,520	69,987	104,705
Total Assets	105,284	126,357	142,176	180,233	219,662
Long-Term Debt	—	—	—	—	—
Total Equity	91,945	111,248	128,679	153,053	188,978

(1)	On September 4, 2007, and on December 15, 2009 the Company paid 3-for-2 stock splits affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted to reflect the stock splits as if they had taken place at the beginning of the period presented.

(2)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service performed, the sales price is fixed and determinable, and collection of any receivable is probable. To the extent customer payment is received before all recognition criteria has been met, these revenues are initially deferred and later recognized in the period that all recognition criteria has been met. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Accounts Receivable Allowance

Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off against the reserve for uncollectible accounts.

Inventory

A reserve for obsolete and slow moving inventory has been established and is reviewed at least quarterly based on an analysis of the inventory taking into account the current condition of the asset as well as other known facts and future plans. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Goodwill and Other Intangible Assets

Management assesses goodwill and other non-amortizable intangible assets for possible impairment at least annually. Assessments indicated no impairment of these assets existed in each of 2011, 2010 and 2009. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at that time. Factors that could cause an impairment review to take place would include:

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

Equity Compensation Plans

ASC 718 – Compensation – Stock Compensation addresses the accounting for share-based employee compensation. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 5 to the consolidated financial statements. ASC 718 requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model applied by the Company is able to handle some of the specific features included in the options granted, which is the reason for its use. If a different model were used, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model applied and the inputs used.

RESULTS OF OPERATIONS

Executive Overview

Revenue of $172,683,000 in fiscal 2011 represented a 23% increase compared to revenue of $140,509,000 in fiscal 2010. Net income for 2011 was $22,839,000, or $0.96 per fully diluted share, compared to $17,521,000, or $0.76 per fully diluted share, in fiscal 2010. Revenue, operating income and net income for the 2011 fiscal year each established new all-time highs. These results were achieved in a difficult business environment, both domestically and internationally. The Company’s percentage of sales from customers outside the United States grew from 40% of total revenues in 2010 to 42% in 2011. Cash flow from operations for 2011 improved to $29 million, primarily a result of the profitability of the Company and its ability, through the use of systems and procedures, to control its use of working capital.

Although there were no acquisitions during the fiscal year, the two acquisitions from the prior year performed strongly in helping to increase revenues in 2011. Following a strong year in which allergen revenues increased by 50%, the BioKits acquisition pushed the food allergen product line to a second outstanding growth year, increasing sales by more than 44% in 2011. The GeneSeek acquisition, made late in the 2010 fiscal year, made a positive impact by adding revenues of over $18 million in 2011 to the Company. Adding to the strong performance, Neogen Europe recorded a 27% revenue gain in 2011, following a 24% gain in 2010.

Consolidated gross margins decreased from 51.9% in 2010 to 50.8% in 2011, due primarily to the impact of Geneseek, which under its business model, operates at lower historical gross margins than the Company’s other product lines, and to a lesser extent, product mix. Management continued a strong cost containment program begun in 2010. Operating expenses as a percentage of revenues declined from 32.8% in 2010 to 30.1% in 2011 with increased utilization of fixed costs.

The Company’s financial performance continued to gain increased notice in the investment community in 2011. It continued its inclusion in the Russell 2000 Index and the Standard & Poor’s 600 Healthcare Index. Neogen was also named to Fortune’s “Fastest Growing 100” list and was again named to Forbes Magazine’s annual list of The 200 Best Small Companies in America, for the sixth consecutive year and the ninth time in the last 11 years.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2011	Increase/ (Decrease)	May 31, 2010	Increase/ (Decrease)	May 31, 2009
Food Safety:

Natural Toxins, Allergens & Drug Residues	$43,108	10%	$39,338	28%	$30,667
Bacterial & General Sanitation	22,268	14%	19,545	5%	18,539
Dehydrated Culture Media & Other	20,138	15%	17,571	49%	11,819

	85,514	12%	76,454	25%	61,025

Animal Safety:

Life Sciences & Other	7,902	11%	7,126	24%	5,730
Vaccine	2,392	3%	2,329	6%	2,207
Rodenticides & Disinfectants	28,226	17%	24,160	18%	20,491
Veterinary Instruments & Other	30,629	7%	28,568	(2%)	29,268
DNA Testing	18,020	N/A	1,872		—

	87,169	36%	64,055	11%	57,696

Total Revenue	$172,683	23%	$140,509	18%	$118,721

Year Ended May 31, 2011 Compared to Year Ended May 31, 2010

The Company’s Food Safety segment revenues grew by 12% overall in 2011, with increases in each major product category compared to 2010. Organic revenue growth was 9% in the segment, compared to the prior year. The increase in Natural Toxins, Allergens and Drug Residues of 10% in 2011 included strong contributions in Allergen revenues which increased 45% in comparison with 2010. Natural toxin revenue was flat in 2011 compared with 2010, when cold and rainy conditions conducive to the production of the mycotoxin deoxynivalenol (DON) in much of the United States resulted in sales increases of 40% for these test kits. Drug residue product related revenues increased by 5% compared with 2010, as worldwide concern over residue and toxin levels in human food and animal feed positively affected sales.

Bacterial and General Sanitation revenues increased in 2011 by 14% compared with 2010. While sales of AccuPoint™ readers and Soleris ® microbial detection instruments were relatively flat due to resistance toward the required initial capital investment for these units, sales of the associated disposable AccuPoint samplers and Soleris vials from installed units remained strong.

Dehydrated Culture Media and Other revenues increased by 15% in 2011, with strong sales to traditional lab accounts and increased international revenues.

Animal Safety revenues increased by 36% overall and included a full year of DNA Testing revenues. On an organic basis, excluding revenues resulting from the GeneSeek acquisition, Animal Safety revenues increased 12% in comparison with fiscal year 2010. Life Sciences and Other revenues increased 11% in 2011 with broad based increases from existing customers and new key accounts.

Despite the difficult economic conditions in 2011, vaccine revenues increased by 3% compared with 2010, as animal practitioners continued to utilize the Company’s products.

Rodenticide and Disinfectant revenues increased by 17% in comparison with 2010. The Company’s BioSentry line of cleaners and disinfectants continued to gain market share and increased by 26% in comparison with 2010. The product line continues to be a strong synergistic fit as it is marketed with the Company’s full line of biosecurity solutions.

Veterinary Instruments and Other products increased 7% for the year due to improvements in animal protein markets in the second half of the fiscal year. Ideal Instruments product offerings, such as needles and syringe products, increased by 21% for the year, with broad based increases in several other product groups.

DNA Testing revenues, resulting from the purchase of GeneSeek Inc. in April 2010, contributed over $18,000,000 in its first full year with the Company.

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

Bacterial & General Sanitation sales had a good year despite several products that requires the customer to make a capital investment, including AccuPoint™ readers and Soleris ® microbial detection instruments. Sales of these products slowed in 2009 and in 2010 due to the impact of the economic downturn. However, sales of associated disposable AccuPoint samplers and Soleris vials continued strong growth—providing evidence of the continued use and acceptance of these unique Food Safety products.

Dehydrated Culture Media & Other increased significantly during the year as a result of the continued efforts of the sales and marketing staff in executing their sales plan and in gaining and retaining new customers.

Revenues from the Company’s Animal Safety segment grew 11% in 2010 compared to the prior year. The successful integration of the acquired DuPont line of disinfectants and cleaners, IDS drug residue diagnostics and GeneSeek, contributed significantly to Animal Safety’s revenue growth for the year. Organic growth was 4% in a very difficult overall market.

Life Sciences and Other sales increased by 24% in 2010, primarily due to the successful integration of the IDS product line acquired in May 2009. Organic sales increases of the Life Sciences & Other products were limited as customers were affected by the economic downturn.

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

COST OF GOODS SOLD

(dollars in thousands)	2011	Increase	2010	Increase	2009
Cost of Goods Sold	$84,891	26%	$67,534	14%	$59,288

Cost of goods sold increased by 26% in 2011 and by 14% in 2010 in comparison with the prior year. This compares against a 23% and 18% increase in revenues in 2011 and in 2010. Expressed as a percentage of revenues, cost of goods sold was 49%, 48% and 50% in 2011, 2010, and 2009 respectively. The decline in 2011 gross margin percentage was primarily the result of the business model of GeneSeek, which has lower gross margins than the other product lines of the Company.

Food Safety gross margins were 64%, 64% and 63% in 2011, 2010 and 2009, respectively. Changes in margins between periods relate primarily to changes in product mix. Margins also improved in 2011 and in 2010 from the effects of efficiencies resulting from investments in manufacturing facilities and equipment.

Animal Safety gross margins were 37%, 38% and 37% in 2011, 2010 and 2009, respectively. Changes in margins between periods relate primarily to product mix. Excluding the results of the Geneseek acquisition, margins in 2011 were 39%.

OPERATING EXPENSES

(dollars in thousands)	2011	Increase	2010	Increase	2009
Sales and Marketing	$30,020	14%	$26,350	15%	$22,906
General and Administrative	15,112	12%	13,488	17%	11,484
Research and Development	6,825	9%	6,258	37%	4,555

Sales and marketing expenses increased by 14% in 2011 and by 15% in 2010, each compared with the prior year. As a percentage of sales, sales and marketing expense decreased to 17% in 2011 from 19% in both 2010 and 2009. Management plans to continue to expand the Company’s sales and marketing efforts both domestically and internationally and currently expects related expenses to grow over time to approximately 20% of Company revenues.

General and administrative expenses increased by 12% in 2011 and by 17% in 2010. Increases in 2011 and 2010 resulted primarily from the absorption of acquisitions, as well as increased levels of operations and added amortization related to businesses acquired. These expenses have decreased from 10% to 9%, expressed as a percentage of sales, over the past three fiscal years. These declines have resulted from the fixed nature of many of these expenses, combined with significant increase in sales.

Research and development expenses increased by 9% in 2011 compared to 2010 and 37% in 2010 in comparison with 2009. As a percentage of revenue these expenses were 4% in 2011, 5% in 2010 and 4% in 2009. Although some fluctuation in research and development expenses will occur, management expects research and development expenses to approximate 4-6% of revenues. Certain Company products require relatively less investment in research and development expenses. Research and development expenses approximate 8% to 10% of revenues for products and product lines that are required to be supported by research and development.

OPERATING INCOME

(dollars in thousands)	2011	Increase	2010	Increase	2009
Operating Income	$35,835	33%	$26,879	31%	$20,488

During fiscal year 2011 and 2010, the Company’s operating income increased by 33% and 31% compared to the respective prior year. As a percentage of revenues it was 21%, 19% and 17% in 2011, 2010 and 2009 respectively. The Company has been successful in improving its operating income in 2011 and 2010 from revenue and gross margin growth from existing products and acquisitions and from control of manufacturing, distribution and administrative costs.

OTHER INCOME (EXPENSE)

(dollars in thousands)	2011	Increase	2010	Increase	2009
Other Income (Expense)	$(596)	N/A	$442	(61%)	$1,136

Other income decreased by $1,038,000 in 2011, from $442,000 income in 2010 to ($596,000) expense in 2011 and decreased by 61% in 2010 in comparison with 2009. Other Income decreased in 2011 primarily due to a charge of $787,000 to Other Expense related to an increase in the secondary payment obligation for the GeneSeek acquisition. Interest income is a result of the Company’s increase in cash and cash equivalents and marketable securities in the periods, offset by decreased interest rates. By investing only in certificates of deposit and high quality A1P1 rated commercial paper maturing in one year or less, the Company follows a very conservative investment philosophy which, in the current market, results in returns of less than 1%. Investment earnings were $95,000 in 2011, $81,000 in fiscal 2010 and $248,000 in 2009. Other income also included $317,000, $181,000 and $429,000 in royalty income in 2011, 2010 and 2009 and $11,000 in 2011, $80,000 in 2010 and $355,000 in 2009 of gains from foreign currency transactions.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2011	Increase	2010	Increase	2009
Federal and State Income Taxes	$12,400	27%	$9,800	26%	$7,750

The tax provision was 35% of pretax income in 2011, 36% in 2010 and 36% in 2009. Fluctuations in the tax rate from the 35% corporate rate is due to changes in the mix of the localities where income is earned in any year, stock option plan deductions as a result of exercise of shares and tax credits. Other than rate, the increase in the tax provision is primarily a function of the increase in pre-tax income of the Company.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2011	Increase	2010	Increase	2009
Net Income	$22,839	30%	$17,521	26%	$13,874
Net Income Per Share-Basic	$.99		$.78		$.63
Net Income Per Share-Diluted	$.96		$.76		$.61

Net income increased by 30% in 2011 and 26% in 2010 in comparison with the prior years. As a percentage of revenue, net income was 13% in 2011 and 12% in both 2010 and 2009. All of the above factors contributed to the increase in net income.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2011, the Company had $35,844,000 in cash and cash equivalents, $20,239,000 in marketable securities, working capital of $104,705,000 and total equity of $188,978,000. The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $10,000,000 which matures on August 20, 2012. There were no advances against this line of credit during 2011, 2010 and 2009 and no balance outstanding at May 31, 2011 and 2010. Cash increased $13,038,000 during 2011, marketable securities increased by $20,239,000, cash provided from operations was $28,843,000 and stock option exercise proceeds provided an additional $10,259,000 of cash. Additions to property and equipment and other non-current assets used cash of $7,796,000.

Accounts receivable increased $1,201,000 or 4% when compared to May 31, 2010. This resulted from increased sales as a result of organic sales growth and acquisitions, offset by some decrease of average days outstanding. These accounts are being actively managed and no losses thereon in excess of amounts reserved are currently expected. Days sales outstanding, a measurement of the time it takes to collect receivables, improved from 59 days at May 31, 2010 to 57 days at May 31, 2011.

Inventory levels increased by 2% or $678,000 in 2011 as compared to 2010. Despite the higher sales volumes, management was able to maintain a program to control inventory levels while supplying customers with shipments within 48 hours of placing an order. During 2011, the Company continued programs aimed at reducing inventory and expects to maintain those programs into the future.

The Company is constructing a building in Randolph, Wisconsin to meet its warehousing needs, with expected completion in the first quarter of FY-2012. The Company has entered an agreement to purchase a 132,000 square foot warehouse facility in Lexington, Kentucky, expected to close in August 2011. The facilities are generally believed to be adequate to support existing operations in the short run. Both projects will be funded with available cash.

Neogen has been profitable from operations for its last 73 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional businesses, technology and products that fit within the Company’s strategic plan. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	443,000	356,000	87,000	—	—
Unconditional Purchase Obligations	42,881,000	41,681,000	700,000	500,000	—

	$43,324,000	$42,037,000	$787,000	$500,000	$—

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. To a lesser extent it also has assets, liabilities and operations in Mexico where the functional currency is the Mexican Peso and in Brazil where the functional currency is the Real. The Company’s investment in its foreign subsidiaries are considered long-term; accordingly, it does not hedge the net investment nor does it generally engage in other foreign currency hedging activities due to the insignificance of these balances to the Company as a whole. It does, however, use strategies to reduce current exposure to currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedure (as defined in Rule 13-a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2011. Based on and as of the time of such evaluation, the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that filed or submitted in recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, with out limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rues 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2011. The effectiveness of internal control over financial reporting as of May 31, 2011, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were indentified as having occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Neogen Corporation

We have audited Neogen Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neogen Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended May 31, 2011, and our report dated July 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

July 29, 2011

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

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The Company has made a copy of this Code of Conduct available on its Website at http://www.neogen.com/Corporate/pdf/CodeOfConduct.pdf.

OFFICERS AND OTHER KEY INDIVIDUALS OF THE REGISTRANT

The officers of Neogen are elected by and serve at the discretion of the Board of Directors. The names and titles of the Company’s officers are set forth below.

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	President & Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety	1995
Richard R. Current	Vice President & Secretary	1999
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
Jennifer Rice, D.V.M, Ph.D	Vice President & Senior Research Director	2008

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 58, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President & Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 51, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard R. Current, age 67, joined the Company in November 1999 as Vice President & Chief Financial Officer. In 2007 he was appointed as Secretary of the Company. Prior to joining Neogen, Mr. Current served as Executive Vice President and Chief Financial Officer of Integral Vision, Inc. from 1994 to 1999 and as Vice President and Chief Financial Officer of the Shane Group, Inc., a privately held company from 1991 to 1994. Mr. Current was associated with the public accounting firm of Ernst & Young LLP for 24 years and served as Managing Partner of the Lansing, Michigan office from 1986 to 1991. On January 5, 2011, Mr. Current retired as Chief Financial Officer but retained his Vice President and Secretary responsibilities.

James L. Herbert, age 71, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 54, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing,

Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 62, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Terri A. Morrical, age 46, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She has directed most aspects of the Company’s Animal Safety operations since she joined the Company and currently serves as Vice President in charge of all of the Company’s Animal Safety operations. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 55, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Steven J. Quinlan, age 47, joined Neogen in January 2011 as Vice President and Chief Financial Officer following Mr. Current’s relinquishment of that role as he transitions into retirement. Mr. Quinlan came to Neogen following nearly nineteen years at Detrex Corporation (1992-2010), the last eight years he served as Vice President-Finance, CFO and Treasurer. He was Corporate Controller at Detrex from 1998-2001, and was Divisional Controller for a number of Detrex operating businesses from 1992-1997. Prior to joining Detrex, Mr. Quinlan was employed by Ford Motor Company from 1989 through 1991 as a Cost Analyst. He was associated with the public accounting firm of Price Waterhouse from 1985-1989.

Jennifer A. Rice, age 50, joined the company in February 2009 as Senior Scientific Officer. In October 2010, she was named Vice President and Senior Research Director and has responsibility to manage and lead Neogen’s R&D portfolio. Prior to joining Neogen, Dr. Rice served as Animal Health Global Product Development Leader at Dow AgroSciences. From 1996 to 2004, she held Research Director positions at Biocor Animal Health (2001-2004) and Merial Animal Health (1996-2001). Dr. Rice’s strong background in leading large global Research and Development teams brings a very important management skill to Neogen.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2011.

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

The information required by this item is incorporated by reference to Neogen’s proxy statement to be filed within 120 days of May 31, 2011.

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

NEOGEN CORPORATION

/s/ James L. Herbert	/s/ Steven J. Quinlan
James L. Herbert, Chairman &	Steven J. Quinlan, Vice President &
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

Dated: July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	July 29, 2011

/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer and Director	July 29, 2011

/s/ Steven J. Quinlan Steven J. Quinlan	Vice President & Chief Financial Officer (Principal Accounting Officer)	July 29, 2011

* William T. Boehm	Director

* A. Charles Fischer	Director

* Richard T. Crowder	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert
	James L. Herbert, Attorney-in-fact	July 29, 2011

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2011

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

4.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.5	Neogen Corporation 2002 Employee Stock Purchase Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101638) filed December 4, 2002).

10.6	Neogen Corporation 401(k) Retirement Savings Plan Agreement (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-101639) filed December 4, 2002).

10.7	Neogen Corporation 1997 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.9	Neogen Corporation 2007 Stock Option Plan, (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-148283) filed December 21, 2007).

10.11	Line of credit note dated May 20, 2010 between Registrant and JPMorgan Chase N.A. (Incorporated by reference to the Registrant’s Annual Report on form 10-K filed August 16, 2010).

10.12	Credit Agreement dated May 20, 2010 between Registrant and JPMorgan Chase N.A. (Incorporated by reference to the Registrant’s Form 10-K filed August 16, 2010)

10.13	Stock Purchase agreement among Neogen Corporation, GeneSeek, Inc. and the Shareholders of GeneSeek dated March 31, 2010 (Incorporated by reference to the Registrant’s form 10-K filed August 16, 2010).

23(a)	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.2	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2011

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—May 31, 2011 and 2010

Consolidated Statements of Income—Years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Equity—Years ended May 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows—Years ended May 31, 2011, 2010 and 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the Company) as of May 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

July 29, 2011

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Assets

(in thousands)

	May 31
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$35,844	$22,806
Marketable securities	20,239	—
Accounts receivable, less allowance of $800 and $600 at May 31, 2011 and 2010	28,634	27,433
Inventories	31,994	31,316
Deferred income taxes	1,044	774
Prepaid expenses and other current assets	4,747	3,691

Total Current Assets	122,502	86,020

Property and Equipment
Land and improvements	1,195	1,181
Buildings and improvements	14,417	13,150
Machinery and equipment	22,973	19,474
Furniture and fixtures	1,164	767
Construction in progress	1,217	180

	40,966	34,752
Less accumulated depreciation	18,626	15,572

Net Property and Equipment	22,340	19,180

Other Assets
Goodwill	51,584	52,899
Other non-amortizable intangible assets	5,166	4,139
Amortizable customer based intangibles, net of accumulated amortization of $5,431 and $4,002 at May 31, 2011 and 2010	12,006	13,021
Other non-current assets, net of accumulated amortization of $2,789 and $1,822 at May 31, 2011 and 2010	6,064	4,974

Total Other Assets	74,820	75,033

	$219,662	$180,233

See accompanying notes to consolidated financial statements.

-F1-

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Liabilities and Equity

(in thousands, except share and per share)

	May 31
	2011	2010
Liabilities and Equity

Current Liabilities
Accounts payable	$8,516	$7,187
Accruals
Compensation and benefits	2,715	2,346
Federal income taxes	—	2,838
Other	6,566	4,662

Total Current Liabilities	17,797	17,033

Deferred Income Taxes	8,347	5,824
Other Long-Term Liabilities	4,540	4,323

Total Liabilities	30,684	27,180

Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value - shares authorized 30,000,000; 23,290,604 and 22,625,399 shares issued and outstanding at May 31, 2011 and 2010	3,727	3,621
Additional paid-in capital	81,248	69,550
Accumulated other comprehensive loss	(394)	(1,676)
Retained earnings	104,064	81,170

Total Neogen Corporation and Subsidiaries
Stockholders Equity	188,645	152,665

Noncontrolling interest	333	388

Total Equity	188,978	153,053

	$219,662	$180,233

See accompanying notes to consolidated financial statements.

-F2-

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share)

	Year Ended May 31
	2011	2010	2009
Net Sales	$172,683	$140,509	$118,721

Cost of Goods Sold	84,891	67,534	59,288

Gross Margin	87,792	72,975	59,433

Operating Expenses
Sales and marketing	30,020	26,350	22,906
General and administrative	15,112	13,488	11,484
Research and development	6,825	6,258	4,555

	51,957	46,096	38,945

Operating Income	35,835	26,879	20,488

Other Income (Expense)
Interest income	95	81	248
Royalty income	317	181	429
Change in purchase consideration	(787)	—	—
Other, net	(221)	180	459

	(596)	442	1,136

Income Before Income Taxes	35,239	27,321	21,624
Provision for Income Taxes	12,400	9,800	7,750

Net Income	$22,839	$17,521	$13,874

Net Income Per Share
Basic	$0.99	$0.78	$0.63
Diluted	$0.96	$0.76	$0.61

See accompanying notes to consolidated financial statements.

-F3-

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, June 1, 2008	21,777,416	$3,484	$57,628	$421	$49,715		$111,248
Exercise of options and warrants, including share based compensation and $682 income tax benefit	382,782	62	4,523				4,585
Issuance of shares under Employee Stock Purchase Plan	19,815	3	295				298
Repurchase and retirement of Common Stock	(74,684)	(12)	(911)				(923)
Noncontrolling interest attributable to acquisition of majority owned subsidiary						448	448
Comprehensive income:
Net income (loss) for 2009					13,896	(22)	13,874
Foreign currency translation adjustments				(851)			(851)

Total comprehensive income							13,023

Balance, May 31, 2009	22,105,329	3,537	61,535	(430)	63,611	426	128,679

Exercise of options and warrants, including and $709 income tax benefit	500,242	80	7,687				7,767
Issuance of shares under Employee Stock Purchase Plan	19,828	4	328				332
Comprehensive income:
Net income (loss) for 2010					17,559	(38)	17,521
Foreign currency translation adjustments				(1,246)			(1,246)

Total comprehensive income							16,275

Balance, May 31, 2010	22,625,399	3,621	69,550	(1,676)	81,170	388	153,053

-F4-

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity (cont.)

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Exercise of options and warrants, including share based compensation and $632 income tax benefit	646,953	103	11,283				11,386
Issuance of shares under Employee Stock Purchase Plan	18,252	3	415				418
Comprehensive income:
Net income (loss) for 2011					22,894	(55)	22,839
Foreign currency translation adjustments				1,282			1,282

Total comprehensive income							24,121

Balance, May 31, 2011	23,290,604	$3,727	$81,248	$(394)	$104,064	$333	$188,978

See accompanying notes to consolidated financial statements.

-F5-

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended May 31
	2011	2010	2009
Net income	$22,839	$17,521	$13,874
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,329	4,435	3,890
Deferred income taxes	2,253	(200)	1,550
Share based compensation	2,237	2,237	1,967
Excess income tax benefit from the exercise of stock options	(2,992)	(709)	(682)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(903)	(2,240)	(4,075)
Inventories	(434)	64	(3,698)
Prepaid expenses and other current assets	499	390	(49)
Accounts payable	1,196	3,008	(2,648)
Accruals and other changes	(1,181)	3,482	856

Net Cash From Operating Activities	28,843	27,988	10,985

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(7,796)	(5,431)	(2,836)
Proceeds from the sale of marketable securities	40,076	—	—
Purchases of marketable securities	(60,315)	—	—
Business acquisitions, net of cash acquired	—	(20,302)	(11,134)

Net Cash Used In Investing Activities	(28,035)	(25,733)	(13,970)
Cash Flows From Financing Activities
Exercise of options	10,259	5,900	2,916
Repurchase of common stock			(923)
Excess income tax benefit from the exercise of stock options	2,992	709	682
Increase (Decrease) in other long-term liabilities	(1,217)	100	(118)

Net Cash From Financing Activities	12,034	6,709	2,557
Effect of Exchange Rate on Cash	196	—	—
Net Increase (Decrease) In Cash and Cash Equivalents	13,038	8,964	(428)
Cash And Cash Equivalents At Beginning of Year	22,806	13,842	14,270

Cash And Cash Equivalents At End of Year	$35,844	$22,806	$13,842

Supplement Cash Flow Information
Income taxes paid, net of refunds	$9,863	$6,283	$7,386

See accompanying notes to consolidated financial statements.

-F6-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and markets a diverse line of products dedicated to food and animal safety.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V., which is 60% owned and Neogen do Brazil, which is 98% owned. Noncontrolling interest represents the noncontrolling owner’s proportionate share in the equity of the Company’s majority owned subsidiaries. The noncontrolling owner’s proportionate share in the income or losses of the Company’s majority owned subsidiaries is included in other income, net in the statements of income.

All intercompany accounts and transactions have been eliminated in consolidation.

Share and per share amounts reflect the December 15, 2009 3-for-2 stock split as if it took place at the beginning of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Comprehensive Income

Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of equity. Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off against the reserve for uncollectible accounts. One customer accounted for more than 10% of accounts receivable at May 31, 2010. As of May 31, 2010 the balance due from that customer was $2,608,000, or 10% of the total of all outstanding accounts receivable.

The Company maintained a valuation allowance for accounts receivable of $800,000 at May 31, 2011 and $600,000 at May 31, 2010. Expenses related to uncollectable accounts and allowance adjustments were $430,000, $242,000 and $199,000 in 2011, 2010 and 2009, respectively. Write-offs were $230,000, $242,000 and $99,000 in 2011, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments other than cash equivalents and marketable securities, which include accounts receivable, accounts payable, and accrued expenses, approximate fair value based on either their short maturity or current terms for similar instruments.

-F7-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits and certificates of deposit with original maturities of 90 days or less. Cash equivalents were $35,844,000 and $22,806,000 at May 31, 2011 and 2010, respectively. The carrying value of these assets approximates fair value.

Fair Value Measurements

Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of short-term domestic certificates of deposit and commercial paper rated at least A-1/P-1 with maturities between 91 days and one year. Outstanding marketable securities at May 31,

2011 were $20,239,000; there were no marketable securities outstanding at May 31, 2010. These securities are classified as held for sale. The primary objective of the Company’s short-term investment activity is to preserve capital for the purpose of funding operations; short-term investments are not entered into for trading or speculative purposes. The fair values are based on quoted market prices for the marketable securities in active markets with sufficient volume and frequency (Level 1).

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31
(in thousands)	2011	2010
Raw materials	$12,125	$11,815
Work-in-proces	2,192	1,958
Finished and purchased finished goods	17,677	17,543

	$31,994	$31,316

No less frequently than quarterly, inventory is analyzed for slow moving and obsolete inventory and the valuation allowance is adjusted as required. Write offs against the allowance are not separately identified. The valuation allowance for inventory was $1,150,000 and $1,000,000 at May 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements and three to five years for furniture, machinery and equipment. Depreciation expense was $3,185,000, $2,734,000 and $2,560,000 in 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. In general, goodwill is amortizable for tax purposes over 15 years. Other intangible assets include customer relationships, trademarks, licenses, trade names and patents. Amortizable intangible assets are amortized on either an

-F8-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

accelerated or a straight-line basis over five to 20 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations. The remaining weighted-average amortization period for customer based intangibles and other intangibles is 13 and 10 years, respectively, at May 31, 2011.

Long-lived Assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is first evaluated by comparing the carrying value of the long-lived assets to undiscounted future cash flows over the remaining useful life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the fair value of the long-lived assets is determined, and if lower than the carrying value, impairment is recognized through a charge to operations.

Reclassifications

Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.

Stock Options

At May 31, 2011, the Company had stock option plans which are described more fully in Note 5.

The weighted-average fair value per share of stock options granted during 2011, 2010 and 2009, estimated on the date of grant using the Black-Scholes option pricing model, was $8.66, $6.35 and $5.44 respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2011	2010	2009
Risk-free interest rate	1.68%	2.0%	2.9%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	35.8%	37.8%	32.8%
Expected option life	4.0 years	4.0 years	4.0 years

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

Revenue Recognition

Revenue from sales of products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable. To the extent customer payment is received before all recognition criteria has been met, these revenues are initially deferred and later recognized in the period that all recognition criteria has been met. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense and totaled $5,211,000, $4,494,000 and $4,266,000 in 2011, 2010 and 2009, respectively.

-F9-

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

The Company’s foreign subsidiaries are comprised of Neogen Europe (wholly owned subsidiary), Neogen Latin America (60% owned by Neogen) and Neogen do Brazil (98% owned by Neogen ). The Company’s historical experience with these entities Based on historical experience as well as the Company’s future plans, earnings from these subsidiaries are expected to be re-invested indefinitely for future expansion and working capital needs. Furthermore, the Company’s domestic operations have historically produced sufficient operating cash flow, to mitigate the need to remit foreign earnings. On an annual basis, the Company evaluates the current business environment and whether any new events or other external changes might require a reevaluation of the decision to indefinitely re-invest foreign earnings. At May 31, 2011 unremitted earnings of the foreign subsidiaries were $7,190,000.

Research and Development Costs

Research and Development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $677,000, $633,000 and $603,000 in 2011, 2010 and 2009, respectively.

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

	Year ended May 31
(in thousands)	2011	2010	2009
Numerator for basic and diluted net income per share - Net Income	$22,839	$17,521	$13,874

Denominator - Denominator for basic net income per share weighted average shares	23,007	22,425	22,003
Effect of dilutive stock options and warrants	784	666	584

Denominator for diluted net income per share	23,791	23,091	22,587
Net income per share
Basic	$0.99	$0.78	$0.63
Diluted	$0.96	$0.76	$0.61

In 2011 and 2009, 12,000 and 417,000 options, respectively, were excluded from the computations of net income per share as the option exercise prices exceeded the average market price of the common shares. No options were excluded in 2010.

New Accounting Pronouncements

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

-F10-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350 – Intangibles Goodwill and Other (ASC 350). ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by ASC 350 as of the first day of the fourth quarter of 2011 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

(In thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2009	$12,515	$27,202	$39,717
Goodwill acquired	4,037	9,145	13,182

Balance, May 31, 2010	16,552	36,347	52,899
Goodwill valuation adjustments	144	(1,459)	(1,315)

Balance, May 31, 2011	$16,696	$34,888	$51,584

At May 31, 2011, non-amortizable intangible assets included licenses of $555,000 trademarks of $3,387,000 and a customer relationship intangible of $1,224,000. At May 31, 2010, non-amortizable intangible assets consisted of licenses of $554,000, trademarks of $2,361,000 and a customer relationship intangible of $1,224,000.

Other amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

(In thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$2,606	$768	$1,838
Covenants not to compete	282	73	209
Patents	5,099	1,948	3,151
Customer relationship intangibles	17,437	5,431	12,006

Balance, May 31, 2011	$25,424	$8,220	$17,204

Licenses	$1,505	$575	$930
Covenants not to compete	50	21	29
Patents	3,750	1,226	2,524
Customer relationship intangibles	17,023	4,002	13,021

Balance, May 31, 2010	$22,328	$5,824	$16,504

Amortization expense for other intangibles totaled $2,144,000, $1,701,000 and $1,330,000 in 2011, 2010 and 2009, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $2,435,000 in 2012, $2,135,000 in 2013, $1,977,000 in 2014, $1,814,000 in 2015, and $1,618,000 in 2016. The other amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 20 years for patents, and 12 to 20 years for customer based intangibles. All definite lived intangibles are amortized on a straight line basis with the exception of definite lived customer based intangibles which are amortized on an accelerated basis.

-F11-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On June 30, 2008, Neogen Corporation purchased a disinfectant business from DuPont Animal Health Solutions. The products of this business are used in animal health hygiene applications. Assets acquired include 14 different product formulations, associated registrations, patents, trademarks, and other intangibles (estimated useful lives of 5-15 years). As a part of the acquisition, the Company obtained the right to distribute certain other related DuPont products in North America. DuPont distributes certain of the newly acquired Neogen products in certain international markets. Consideration for the purchase was $7,000,000, and $5,193,000 was allocated to goodwill, $1,186,000 to customer based intangibles and $621,000 to trademarks and patents. This acquisition has been integrated into the Lexington, Kentucky, operations and has been a strong synergistic fit with the Company’s Animal Safety segment.

On May 4, 2009, Neogen Corporation acquired International Diagnostics Systems Corporation (IDS), a St. Joseph, Michigan based developer, manufacturer and marketer of test kits to detect drug residues in food and animal feed, and drugs in forensic and animal samples. Consideration for the purchase was $3,955,000. The allocation included cash acquired of $493,000, net current assets of $691,000, fixed assets of $300,000, deferred tax liabilities of $400,000, goodwill (not deductible for tax purposes) and intangible assets (estimated useful lives of 5-20 years) of $3,300,000 including customer based intangibles of $1,090,000. The acquisition has been integrated into the Animal Safety segment.

On December 1, 2009, the Company purchased the BioKits food safety allergen test kits business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arms length negotiations, approximated $6.5 million in cash. The final allocation of the purchase price included net current assets of $770,000, fixed assets of $163,000 and intangible assets of $5,522,000. The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The acquisition has been integrated into the Food Safety segment.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of Geneseek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. The acquisition has been integrated into the Animal Safety segment.

-F12-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Long-Term Debt

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $10,000,000 which matures on August 20, 2012. There were no advances against this line of credit during 2011, 2010 and 2009 and no balance outstanding at May 31, 2011 and 2010, other than letters of credit of $300,000 at May 31, 2011. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.20% at May 31, 2011). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at May 31, 2011.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 397,000, 687,000 and 1,085,000 at May 31, 2011, 2010 and 2009, respectively. Options vest ratably over three and five year periods and the contractual terms are generally five years.

(In thousands except for share price)	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at May 31, 2008 (777 exercisable)	2,114	$9.57	$3.45
Granted	417	18.11	5.44
Exercised	(390)	7.23	2.69
Forfeited	(27)	5.73	3.91

Outstanding at May 31, 2009 (833 exercisable)	2,114	11.67	3.98
Granted	426	19.60	6.35
Exercised	(480)	8.57	3.04
Forfeited	(62)	13.56	4.54

Outstanding at May 31, 2010 (729 exercisable)	1,998	14.14	4.72
Granted	293	28.50	8.66
Exercised	(627)	9.83	3.98
Forfeited	(90)	18.22	5.84

Outstanding at May 31, 2011	1,574	17.77	3.03
(509 exercisable)

The following is a summary of stock options outstanding at May 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted Average Exercise Price
$ 4.23 - $ 11.32	281	2.19	$8.47	208	$8.27
11.33 - 17.45	326	2.63	13.91	131	14.27
17.46 - 19.17	311	2.53	18.19	101	18.19
19.18 - 19.94	347	3.56	19.55	60	19.55
19.95 - 40.58	309	5.16	27.84	9	20.33

	1,574	3.23	17.77	509	13.32

The weighted-average exercise price of shares that were exercisable at May 31, 2011 and 2010 was $13.32 and $10.96, respectively. The weighted-average grant-date fair value of options granted in 2011, 2010, and 2009 was $8.66, $6.35 and $5.44 respectively.

-F13-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and options exercisable was $42,607,000 and $16,040,000 respectively, at May 31, 2011, $23,119,000 and $10,740,000 respectively, at May 31, 2010 and $7,850,000 and $4,855,000 respectively, at May 31, 2009. The aggregate intrinsic value of options exercised during the year was $15,262,000 in 2011, $6,554,000 in 2010 and $4,099,000 in 2009. Remaining compensation cost to be expensed in future periods for non-vested options was $2,604,000 at May 31, 2011, with a weighted average expense recognition period of 2.2 years.

The following table summarizes warrant activity with non-employees that are expensed at fair value upon grant. All warrants are exercisable for common stock of the Company and expire through 2012.

(In thousands except for share price)	Shares	Weighted-Average Exercise Price
Outstanding warrants at June 1, 2008	81	$7.86
Warrants exercised during the year	(24)	7.22
Warrants forfeited during the year	(5)	6.75

Outstanding warrants at May 31, 2009	52	8.40
Warrants exercised during the year	(20)	8.28
Warrants forfeited during the year	(3)	8.55

Outstanding warrants at May 31, 2010	29	8.48
Warrants exercised during the year	(20)	8.30
Warrants forfeited during the year	(2)	8.18

Outstanding warrants at May 31, 2011	7	9.02

Employee Stock Purchase Plan

Common stock totaling 109,112 of the 225,000 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock. Total purchases in any year are limited to 10% of compensation at 95% of the lower of the market value of the stock at the beginning or end of each participation period. Shares purchased by employees were 18,252, 19,828 and 19,815 in 2011, 2010 and 2009, respectively.

6.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31
(In thousands)	2011	2010	2009
Current:
U.S. Taxes	$9,336	$9,550	$5,700
Foreign	811	450	500
Deferred	2,253	(200)	1,550

	$12,400	$9,800	$7,750

-F14-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31
(In thousands)	2011	2010
Deferred income tax liabilities
Indefinite and long-lived assets	$(9,500)	$(7,479)
Prepaids	(475)	(454)
Other	—	(151)

	(9,975)	(8,084)
Deferred income tax assets
Inventories and accounts receivable	1,041	1,244
Acquired net operating loss carry forwards	195	429
Accrued liabilities and other	1,436	1,361

	2,662	3,034

Net deferred income tax liabilities	$(7,303)	$(5,050)

The acquired net operating loss carryforwards resulted in a deferred tax asset of $195,000, which will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(In thousands)	2011	2010	2009
Tax at U.S. statutory rates	$12,300	$9,600	$7,600
Tax credits and other	(145)	(25)	(180)
Provisions for state income taxes, net of federal benefit	245	225	330

	$12,400	$9,800	$7,750

The Company has no significant accrual for unrecognized tax benefits at May 31, 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2006. The Company is under audit by the Internal Revenue Service for its 2009 fiscal year.

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at May 31, 2011 and 2010, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long term liabilities in the consolidated balance sheet.

The Company entered into an agreement in May 2011 to purchase a facility in Lexington, Kentucky for $4,950,000; this transaction is expected to close in August 2011. This purchase will provide the Company an additional 116,000 square feet of office, production and warehouse space.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense under the terms of these agreements was $1,561,000, $1,337,000 and $1,184,000 for 2011, 2010 and 2009, respectively.

The Company has agreements with unrelated third parties that provide for guaranteed minimum royalty payments for certain technologies, as follows: 2012-$100,000, 2013-$250,000, 2014-$350,000, and 2015 and later-$500,000.

-F15-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2011, 2010 and 2009 was $477,000, $428,000 and $336,000, respectively. Future minimum rental payments for these leases over their remaining terms are as follows: 2012—$ 356,000; and 2013—$87,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to IRS limits, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $733,000, $622,000 and $542,000 in 2011, 2010 and 2009, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors and provides genetic identification services. Additionally, the Animal Safety segment produces and markets rodenticides and disinfectants to assist in control of rodents and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

Segment information is as follows:

(In thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)		Total
2011
Net sales to external customers	$85,514	$87,169	$		$172,683
Operating income (loss)	24,305	13,342		(1,812)	35,835
Depreciation and amortization	3,251	2,078		—	5,329
Interest income	—	—		95	95
Income taxes (benefit)	8,410	4,617		(627)	12,400
Total assets	78,373	90,832		50,457	219,662
Expenditures for long-lived assets	4,908	2,888		—	7,796

2010
Net sales to external customers	76,454	64,055		—	140,509
Operating income (loss)	21,103	7,801		(2,025)	26,879
Depreciation and amortization	2,924	1,511		—	4,435
Interest income	—	—		81	81
Income taxes (benefit)	7,570	2,798		(568)	9,800
Total assets	74,583	87,894		17,756	180,233
Expenditures for long-lived assets	4,364	1,067		—	5,431

2009
Net sales to external customers	61,025	57,696		—	118,721
Operating income (loss)	14,943	6,786		(1,241)	20,488
Depreciation and amortization	2,717	1,173		—	3,890
Interest income	—	—		248	248
Income taxes (benefit)	5,356	2,432		(38)	7,750
Total assets	61,322	69,559		11,295	142,176
Expenditures for long-lived assets	1,882	954		—	2,836

(1)	Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

-F16-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Sales to customers located outside the United States amounted to $72,724,000 or 42% of consolidated sales in 2011, $56,031,000 or 40% in 2010 and $48,678,000 or 41% in 2009 and were derived primarily in the geographic areas of Europe, Canada, South and Central America, and Asia. Revenues from one Food Safety distributor customer were 9.7% in 2011, 10.3% in 2010 and 9.8% in 2009 of total revenues. No other customer represented revenues in excess of 10% of consolidated net sales. The United States based operations represent 96% of the Company’s long-lived assets as of May 31, 2011 and 2010.

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of May 31, 2011, 74,684 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in 2011 or 2010. Shares purchased under the program were retired.

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
(In thousands, except per share)	August 2010	November 2010	February 2011	May 2011
Net sales	$42,923	$43,931	$42,235	$43,594
Gross margin	22,767	22,488	20,588	21,949
Net income	5,824	6,110	4,943	5,962
Basic net income per share	.26	.27	.21	.26
Diluted net income per share	.25	.26	.21	.25

	Quarter Ended
(In thousands, except per share)	August 2009	November 2009	February 2010	May 2010
Net sales	$32,347	$35,251	$33,833	$39,078
Gross margin	17,270	18,522	17,461	19,722
Net income	4,395	4,610	3,881	4,635
Basic net income per share	.20	.21	.17	.20
Diluted net income per share	.19	.20	.17	.20

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

-F17-