Form 10-Q
period 2011-08-31
NEOGEN CORP
filed 2011-09-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011.

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

As of September 1, 2011, there were 23,374,000 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2011	2011
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,032	$35,844
Marketable securities	29,325	20,239
Accounts receivable, less allowance of $800 and $800	32,673	28,634
Inventories	34,222	31,994
Deferred income taxes	1,044	1,044
Prepaid expenses and other current assets	4,923	4,747

TOTAL CURRENT ASSETS	124,219	122,502

NET PROPERTY AND EQUIPMENT	28,238	22,340

OTHER ASSETS
Goodwill	51,609	51,584
Other non-amortizable intangible assets	5,166	5,166
Customer based intangibles, net of accumulated amortization of $5,810 and $5,431	11,627	12,006
Other non-current assets, net of accumulated amortization of $2,977 and $2,789	6,763	6,064

	75,165	74,820

TOTAL ASSETS	$227,622	$219,662

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$9,802	$8,516
Accrued compensation	2,280	2,715
Income taxes	1,778	0
Other accruals	4,393	6,566

TOTAL CURRENT LIABILITIES	18,253	17,797

DEFERRED INCOME TAXES	8,347	8,347
OTHER LONG-TERM LIABILITIES	4,456	4,540

	12,803	12,887

TOTAL LIABILITIES	31,056	30,684
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 30,000,000 shares authorized, 23,374,082 and 23,290,604 shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively	3,739	3,727
Additional paid-in capital	82,934	81,248
Accumulated other comprehensive loss	(508)	(394)
Retained earnings	110,059	104,064

Total Neogen Corporation Stockholders’ Equity	196,224	188,645
Noncontrolling interest	342	333

TOTAL EQUITY	196,566	188,978

TOTAL LIABILITIES AND EQUITY	$227,622	$219,662

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31
	2011	2010
	(In thousands, except per share amounts)
Net sales	$45,697	$42,923
Cost of goods sold	22,720	20,156

GROSS MARGIN	22,977	22,767

OPERATING EXPENSES
Sales and marketing	8,103	7,512
General and administrative	4,012	3,862
Research and development	1,512	1,797

	13,627	13,171

OPERATING INCOME	9,350	9,596

OTHER INCOME (EXPENSE)
Interest income	22	29
Change in purchase consideration	0	(300)
Other income (expense)	(68)	(101)

	(46)	(372)

INCOME BEFORE INCOME TAXES	9,304	9,224
INCOME TAXES	3,300	3,400

NET INCOME	$6,004	$5,824

NET INCOME PER SHARE
Basic	$.26	$.26

Diluted	$.25	$.25

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
	(In thousands)
Balance, June 1, 2011	23,291	$3,727	$81,248	$(394)	$104,064	$333	$188,978
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $556 of excess income tax benefit	77	11	1,465				1,476
Issuance of shares under employee stock purchase plan	6	1	221				222
Comprehensive income:
Net income for the three months ended August 31, 2011					5,995	9	6,004
Foreign currency translation adjustments				(114)			(114)

Total comprehensive income ($6,500 in the three months ended August 31, 2010)							5,890

Balance, August 31, 2011	23,374	$3,739	$82,934	$(508)	$110,059	$342	$196,566

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,004	$5,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,379	1,259
Share based compensation	600	675
Excess income tax benefit from the exercise of stock options	(556)	(155)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,039)	683
Inventories	(2,208)	1,438
Prepaid expenses and other current assets	(176)	(375)
Accounts payable and accruals	457	2,197
Other	(114)	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,347	11,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,827)	(1,574)
Proceeds from the sale of marketable securities	16,070	0
Purchases of marketable securities	(25,157)	(10,945)
Payments for business acquisitions	(810)	0

NET CASH USED IN INVESTING ACTIVITIES	(16,724)	(12,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increases in other long-term liabilities	(86)	140
Net proceeds from issuance of common stock	1,098	628
Excess income tax benefit from the exercise of stock options	556	155

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,568	923

EFFECT OF EXCHANGE RATE ON CASH	(3)	0

INCREASE IN CASH	(13,812)	(50)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,844	22,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,032	$22,756

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2012. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2011 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2011.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2011	May 31, 2011
	(In thousands)
Raw materials	$12,909	$12,125
Work-in-process	2,681	2,192
Finished and purchased goods	18,632	17,677

	$34,222	$31,994

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$6,004	$5,824
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,326	22,677
Effect of dilutive stock options and warrants	735	767

Denominator for diluted net income per share	24,061	23,444
Net income per share:
Basic	$.26	$.26

Diluted	$.25	$.25

4. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors; the segment also provides genetic identification services. Additionally, Animal Safety produces and markets rodenticides and disinfectants to assist in control of rodents and disease in and around agricultural, food production and other facilities.

Segment information for the three months ended August 31, 2011 and 2010 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
		(In thousands)
Fiscal 2012
Net sales to external customers	$23,282	$22,415	$0	$45,697
Operating income (reduction)	7,163	2,743	(556)	9,350
Total assets	68,689	98,231	60,702	227,622

Fiscal 2011
Net sales to external customers	$22,252	$20,671	$0	$42,923
Operating income (reduction)	6,973	3,111	(488)	9,596
Total assets	76,781	85,653	28,280	190,714

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the three months ended August 31, 2011 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2011	1,574,000	$17.77
Granted	0	0
Exercised	(77,000)	12.31
Forfeited	(3,000)	22.53

Options outstanding at August 31, 2011	1,494,000	18.05

During the three month periods ended August 31, 2011 and 2010, the Company recorded $600,000 and $675,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY 2011, estimated on the date of grant using the Black-Scholes option pricing model was $8.66 per option. As of August 31, 2011, no grants had been granted for the FY 2012 to date. The fair value of stock options granted in FY 2011 was estimated using the following weighted-average assumptions.

2011
Risk-free interest rate	1.7%
Expected dividend yield	0%
Expected stock price volatility	38.8%
Expected option life	4.0 years

The Company has 6,750 outstanding warrants that are exercisable for common stock. The warrants have lives of 5 years and were expensed at fair value upon issuance.

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

Recent ASU’s issued by the FASB and guidance issued by the SEC did not have, or are not currently believed by management, to have, a material effect on the Company’s present or future consolidated financial statements.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $300,000 for the three months ended August 31, 2010 and $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of GeneSeek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. As of August 31, 2011, the balance of the secondary payment liability was approximately $2,546,000. The acquisition has been integrated into the Animal Safety segment.

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory for approximately $800,000 in cash and a potential secondary payment of approximately $200,000 from its parent company, GlycoMar Ltd. Based in Oban, Scotland, VeroMara offers testing services to the shellfish and salmon aquaculture industries. VeroMara’s services include testing for shellfish toxins, general foodborne pathogens, including E. coli, noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year. The purchase accounting for this transaction will be completed in fiscal year 2012. The acquisition is expected to provide a strong synergistic fit for the Company’s Food Safety segment.

8. LONG TERM DEBT AND LIABILITIES

The Company maintains a financing agreement with a bank (no amounts drawn at August 31, 2011 or May 31, 2011) providing for an unsecured revolving line of credit of $10,000,000. During the quarter, the company extended the agreement by one year through August 31, 2013 and increased the total available credit by $2,000,000. This increased amount is available to satisfy obligations related to foreign currency risk mitigation transactions. The interest rate is at LIBOR plus 100 basis points (rate under terms of the agreement was 1.22% at August 31, 2011). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2011.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at August 31, 2011 and 2010, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of August 31, 2011, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal year 2012 and there were none in 2011.

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment, retention and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 6.5% in the first quarter of FY-12 to $45.7 million, compared to $42.9 million in the first quarter of FY-11. Food Safety revenues increased by 4.6% and Animal Safety revenues increased by 8.4%, each compared with the first quarter of the prior year. Both Food Safety and Animal Safety revenues were almost entirely organic with the Food Safety revenues benefiting slightly (.5%) from the VeroMara acquisition which closed in June 2011. Sales to international markets were 41.4% of total revenues. Gross margins decreased from 53.0% in FY-11 to 50.3% in FY-12, primarily the result of product mix. Operating margins decreased from 22.4% to 20.5% as gains from the increased revenue were more than offset by the decline in gross margin and increased operating expenses.

Revenues

Three months ended August 31, 2011 compared to three months ended August 31, 2010:

	Three Months Ended August 31
	2011	2010	Increase (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$11,962	$11,479	$483	4.2
Bacteria & General Sanitation	6,436	5,350	1,086	20.3
Dehydrated Culture Media & Other	4,884	5,423	(539)	(9.9)

	$23,282	$22,252	1,030	4.6

Animal Safety
Life Science & Other	2,096	2,078	18	0.9
Vaccines	487	582	(95)	(16.3)
Rodenticides & Disinfectants	6,624	5,694	930	16.3
Veterinary Instruments & Other	9,441	7,576	1,865	24.6
DNA Testing	3,767	4,741	(974)	(20.5)

	22,415	20,671	1,744	8.4

Total Revenues	$45,697	$42,923	$2,774	6.5

During the first quarter of FY-12, Food Safety revenues increased 4.6% in comparison with FY-11. This sales growth was broad based across most market segments and product lines. Organic revenue increases were .5% less due to the acquisition of VeroMara, an Oban, Scotland based provider of diagnostic testing services to the shellfish and aquaculture industries, in June 2011. Natural Toxins, Allergen and Drug Residues revenues increased by 4.2%, in comparison with the prior year quarter. In the first quarter of fiscal 2011, sales of Deoxynivalenol (DON) test kit sales were up 45.0% over the prior year due to a significant mycotoxin outbreak resulting from a wet, cool growing season for grains in FY 2010. There was no such outbreak in the first quarter of FY 2012.

Revenue of diagnostic products for bacteria and general sanitation detection increased 20.3% in comparison with the prior year quarter, due to continued growth in the Soleris product line, both in units and disposable vials. Revenue from dehydrated culture media and other products decreased by 9.9% over the prior year quarter primarily due to lower sales to certain international distributors.

During the first quarter of FY-12, Animal Safety revenue increased by 8.4% overall in comparison with FY-11. Revenue growth was entirely organic and included contributions from many product lines. Life science and other revenues increased by .9% in comparison with FY-11. Components of the life science and other diagnostic test kits used to detect drugs of abuse and in forensic applications were up 3.2% with increased orders from existing customers and new accounts. Vaccine revenues decreased by 16.3% or by $95,000 in FY-12 in comparison with the first three months of FY-11, due to the timing of large distributor orders.

Rodenticide and disinfectant revenues increased by 16.3% in comparison with FY-11, as the cleaners and disinfectants continued strong gains in the first quarter of FY-12. Veterinary instruments and other revenues increased by 24.6% in comparison with the prior year quarter and included strong contributions from oral and topical product lines as well as Ideal Instruments needles and syringe product offerings. Sales of products through over-the-counter distributor channels were led by strong increases in products to treat animal wound, leg and foot conditions.

Revenues decreased at GeneSeek by 20.5% in FY-12 compared to the first quarter of FY 2011 due primarily to pent-up demand for a new product and opportunistic contracts won in the prior year which did not repeat in the first quarter of FY 2012. These contracts are not necessarily predictable as to timing and amount and could result in some period-to-period fluctuations.

Gross margins decreased from 53.0% in the first quarter of FY-11 to 50.3% in FY-12. This resulted from a shift in product mix within the Animal Safety segment, caused by higher sales of lower margin products. Operating margins in the first quarter decreased from 22.4% of revenues in FY-11 to 20.5% in FY-12 primarily as a result of the decrease in gross margins and increased operating expenses, somewhat offset by the overall increase in revenues. Sales and marketing expenses as a percentage of revenues increased from 17.5% to 17.7%. The increase in sales and marketing as a percentage of revenues is due to investment in additional personnel for specific selling initiatives and longer-term sales opportunities that have been identified. General and administrative expenses decreased from 9.0% of revenues to 8.8% as increases in absolute dollars of spending were not as great as the increase in revenues on a percentage basis. Research expense decreased from 4.2% of revenues to 3.3% of revenues primarily due to the timing of contract and other outside services.

The total amount included in other expense in the first quarter of FY 2012 of $46,000 represents a decrease compared to expense of $372,000 recognized in the first quarter of FY 2011. A charge of $300,000 was recorded in the first quarter of 2011 to increase the liability for the Company’s expected payout to the former owners of Geneseek, based on its earnings as part of the Company; $26,000 was recorded in the first quarter of FY 2012.

Financial Condition and Liquidity

The overall cash and marketable securities position of the Company was $51,357,000 at August 31, 2011, compared to $56,083,000 at May 31, 2011. Approximately $1,525,000 in cash was generated from operations during the first fiscal quarter of 2012. Net cash proceeds of $1,098,000 were realized with the exercise of stock options and issuance of shares under the Employee Stock Purchase Plan during the first quarter of FY-12. Accounts receivable increased by $4,039,000 due to increases in revenues and in the timing of receipt of payments; inventories increased by $2,208,000 as a result of the timing of receipt of international products and a build-up for anticipated orders. In June, the Company closed its purchase of VeroMara for approximately $800,000 in cash. In August, the Company completed the purchase of a 128,000 square foot facility in its Lexington, Kentucky location for $4,950,000. Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases.

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2011, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations of exposure to interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. The Company also could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. Dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. Dollar, the British Pound Sterling and the Euro. When the U.S. Dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. Dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, which are located in Scotland, Brazil and Mexico where the functional currency is the British Pound Sterling, Brazilian Real and Mexican Peso, respectively. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2011 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended August 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on its future results of operations or financial position.

Item 6.	Exhibits

(a) Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a).

32	–	Certification pursuant to 18 U.S.C. sections 1350.

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: September 30, 2011

/S/ JAMES L. HERBERT
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: September 30, 2011

/S/ STEVEN J. QUINLAN
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)