Form 10-Q
period 2011-11-30
NEOGEN CORP
filed 2011-12-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011.

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

YES   ☐     NO   ☒

As of December 1, 2011, there were 23,526,643 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2011	2011
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,972	$35,844
Marketable securities	18,634	20,239
Accounts receivable, less allowance of $800 and $800	31,869	28,634
Inventories	36,425	31,994
Deferred income taxes	1,044	1,044
Prepaid expenses and other current assets	5,474	4,747

TOTAL CURRENT ASSETS	130,418	122,502

NET PROPERTY AND EQUIPMENT	28,888	22,340

OTHER ASSETS
Goodwill	51,634	51,584
Other non-amortizable intangible assets	5,166	5,166
Customer based intangibles, net of accumulated amortization of $6,241 and $5,431	11,196	12,006
Other non-current assets, net of accumulated amortization of $3,152 and $2,789	7,016	6,064

	75,012	74,820

TOTAL ASSETS	$234,318	$219,662

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$9,611	$8,516
Accrued compensation	2,536	2,715
Income taxes	1,588	0
Other accruals	4,674	6,566

TOTAL CURRENT LIABILITIES	18,409	17,797

DEFERRED INCOME TAXES	8,347	8,347
OTHER LONG-TERM LIABILITIES	4,436	4,540

	12,783	12,887

TOTAL LIABILITIES	31,192	30,684

EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 23,526,643 and 23,290,604 shares issued and outstanding at November 30, 2011 and May 31, 2011, respectively	3,764	3,727
Additional paid-in capital	84,794	81,248
Accumulated other comprehensive loss	(1,070)	(394)
Retained earnings	115,312	104,064

Total Neogen Corporation Stockholders’ Equity	202,800	188,645
Noncontrolling interest	326	333

TOTAL EQUITY	203,126	188,978

TOTAL LIABILITIES AND EQUITY	$234,318	$219,662

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30		Six Months Ended November 30
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net sales	$44,891	$43,931	$90,588	$86,853
Cost of goods sold	22,234	21,443	44,954	41,598

GROSS MARGIN	22,657	22,488	45,634	45,255

OPERATING EXPENSES
Sales and marketing	8,631	7,504	16,734	15,016
General and administrative	4,173	3,714	8,185	7,576
Research and development	1,710	1,641	3,221	3,438

	14,514	12,859	28,140	26,030

OPERATING INCOME	8,143	9,629	17,494	19,225

OTHER INCOME (EXPENSE)
Interest income	26	28	48	57
Change in purchase consideration	—	(100)	—	(400)
Other income (expense)	(32)	(47)	(101)	(147)

	(6)	(119)	(53)	(490)

INCOME BEFORE INCOME TAXES	8,137	9,510	17,441	18,735
INCOME TAXES	2,900	3,400	6,200	6,800

NET INCOME	5,237	6,110	$11,241	$11,935

NET INCOME PER SHARE
Basic	$0.22	$0.27	$0.48	$0.52

Diluted	$0.22	$0.26	$0.47	$0.51

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total

	Shares	Amount
	(In thousands)
Balance, June 1, 2011	23,291	$3,727	$81,248	$(394)	$104,064	$333	$188,978
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $1,364 of excess income tax benefit	229	36	3,325				3,361
Issuance of shares under employee stock purchase plan	6	1	221				222
Comprehensive income:
Net income (loss) for the six months ended November 30, 2011					11,248	(7)	11,241
Foreign currency translation adjustments				(676)			(676)

Total comprehensive income ($12,794 in the six months ended November 30, 2010)							10,565

Balance, November 30, 2011	23,526	$3,764	$84,794	$(1,070)	$115,312	$326	$203,126

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,241	$11,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,911	2,584
Share based compensation	1,072	1,240
Excess income tax benefit from the exercise of stock options	(1,364)	(322)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,235)	(215)
Inventories	(4,411)	213
Prepaid expenses and other current assets	(726)	292
Accounts payable, accruals and other	686	3,832

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,174	19,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(8,897)	(3,423)
Proceeds from the sale of marketable securities	39,804	13,034
Purchases of marketable securities	(38,199)	(30,345)
Payments for business acquisitions	(813)	0

NET CASH USED IN INVESTING ACTIVITIES	(8,105)	(20,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	(854)	257
Net proceeds from issuance of common stock	2,511	4,871
Excess income tax benefit from the exercise of stock options	1,364	322

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,021	5,450

EFFECT OF EXCHANGE RATE ON CASH	38	0

INCREASE IN CASH	1,128	4,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,844	22,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,972	$27,081

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended November 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2012. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2011 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2011.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2011	May 31, 2011
	(In thousands)
Raw materials	$15,475	$12,125
Work-in-process	2,718	2,192
Finished and purchased goods	18,232	17,677

	$36,425	$31,994

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Numerator for basic and diluted net income per share:
Net income	$5,237	$6,110	$11,241	$11,935
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,418	22,926	23,369	22,802
Effect of dilutive stock options and warrants	556	803	632	797

Denominator for diluted net income per share	23,974	23,729	24,001	23,599
Net income per share:
Basic	$0.22	$0.27	$0.48	$0.52

Diluted	$0.22	$0.26	$0.47	$0.51

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

Segment information for the three months ended November 30, 2011 and 2010 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
		(In thousands)
Fiscal 2012
Net sales to external customers	$22,042	$22,849	$0	$44,891
Operating income (reduction)	5,679	2,933	(469)	8,143
Total assets	84,719	101,341	48,258	234,318

Fiscal 2011
Net sales to external customers	$21,341	$22,590	$0	$43,931
Operating income (reduction)	6,264	3,775	(410)	9,629
Total assets	76,790	87,914	38,971	203,675

Segment information for the six months ended November 30, 2011 and 2010 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
		(In thousands)
Fiscal 2012
Net sales to external customers	$45,324	$45,264	$0	$90,588
Operating income (reduction)	12,843	5,676	(1,025)	17,494

Fiscal 2011
Net sales to external customers	$43,593	$43,260	$0	$86,853
Operating income (reduction)	13,237	6,886	(898)	19,225

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the six months ended November 30, 2011 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2011	1,574,000	$17.77
Granted	313,000	34.60
Exercised	(229,000)	11.59
Forfeited	(31,000)	14.88

Options outstanding at November 30, 2011	1,627,000	21.94

During the three and six month periods ended November 30, 2011 and 2010, the Company recorded $472,000 and $564,000 and $1,072,000 and $1,240,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY-2012 and 2011, estimated on the date of grant using the Black-Scholes option pricing model was $10.42 and $8.60 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY-12	FY-11
Risk-free interest rate	1.17%	1.7%
Expected dividend yield	0%	0%
Expected stock price volatility	36.4%	35.8%
Expected option life	4.0 years	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The new disclosure requirements are effective for fiscal years beginning after December 15, 2011.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. This standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted.

The above ASU’s issued by the FASB, upon adoption, are not expected by management to have a material effect on the Company’s consolidated financial statements.

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

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory for approximately $813,000 in cash and a potential secondary payment of approximately $200,000 from its parent company, GlycoMar Ltd. Based in Oban, Scotland, VeroMara offers testing services to the shellfish and salmon aquaculture industries. VeroMara’s services include testing for shellfish toxins, general foodborne pathogens, including E. coli , noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year. The purchase accounting for this transaction will be completed in fiscal year 2012. The acquisition is expected to provide a strong synergistic fit for the Company’s Food Safety segment.

8. LONG TERM DEBT AND LIABILITIES

The Company has a financing agreement in place with a bank (no amounts drawn at November 30, 2011 or May 31, 2011) which, through the first quarter of fiscal 2011, provided for an unsecured revolving line of credit of $10,000,000. Effective August 31, 2011, the Company extended the agreement by one year through November 30, 2013 and increased the total available credit to $12,000,000. The incremental credit is to provide for flexibility for potential foreign currency hedging strategies. The interest rate is at LIBOR plus 100 basis points (rate under terms of the agreement was 1.26% at November 30, 2011). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2011.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at November 30, 2011 and 2010, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of November 30, 2011, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal year 2012 and there were none in 2011.

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

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 2.2% in the second quarter to $44.9 million and by 4.3% to $90.6 million for the six-month period ended November 30, 2011 each, when compared to the prior year. Food Safety revenues increased by 3.3% and 4.0% in the quarter and the six-month period ended November 30, 2011, respectively. Animal Safety revenues increased by 1.1% and 4.6% in the quarter and in the six-month period ended November 30, 2011, respectively. Exclusive of the revenues from the VeroMara acquisition, which was made in June 2011, Food Safety revenue increases were 2.8% and 3.4% in the second quarter and year-to-date periods, respectively. Gross margins decreased from 51.2% in the November 2010 quarter to 50.5% in the November 2011 quarter and decreased from 52.1% to 50.4% on a year-to-date basis. The change in margin percentage for the year to date period is primarily the result of shifts in product mix and increases in fixed manufacturing cost. Operating margins decreased in the comparative quarter and six-month periods from 21.9% to 18.1% and from 22.1% to 19.3%, respectively. The decreases were primarily the result of investments in sales and customer support personnel and infrastructure, part of a long-term strategy that management believes may result in revenue gains and efficiencies in the future.

Revenues

Three and six months ended November 30, 2011 compared to three and six months ended November 30, 2010:

	Three Months Ended November 30,
	2011	2010	Increase / (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$11,501	$11,192	$309	2.8
Bacteria & General Sanitation	5,839	5,393	446	8.3
Dehydrated Culture Media & Other	4,702	4,756	(54)	(1.1)

	$22,042	$21,341	701	3.3

Animal Safety
Life Science & Other	1,974	1,883	91	4.8
Vaccines	852	746	106	14.2
Rodenticides & Disinfectants	7,106	7,868	(762)	(9.7)
Veterinary Instruments & Other	8,986	7,484	1,502	20.1
DNA Testing	3,931	4,609	(678)	(14.7)

	22,849	22,590	259	1.1

Total Revenues	$44,891	$43,931	$960	2.2

	Six Months Ended November 30,
	2011	2010	Increase / (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$23,463	$22,671	$792	3.5
Bacteria & General Sanitation	12,274	10,743	1,531	14.3
Dehydrated Culture Media & Other	9,587	10,179	(592)	(5.8)

	$45,324	$43,593	1,731	4.0

Animal Safety
Life Science & Other	4,071	3,953	118	3.0
Vaccines	1,339	1,328	11	0.8
Rodenticides & Disinfectants	13,730	13,561	169	1.2
Veterinary Instruments & Other	18,427	15,069	3,358	22.3
DNA Testing	7,697	9,349	(1,652)	(17.7)

	45,264	43,260	2,004	4.6

Total Revenues	$90,588	$86,853	$3,735	4.3

Food Safety revenues increased 3.3% in the second quarter and 4.0% in the first six months of FY-12, each compared to the prior year. Exclusive of the VeroMara acquisition, revenues increased by 2.8% and 3.4% in the quarter and six month periods, in comparison to the same periods of the prior year. Sales of Natural Toxin, Allergen and Drug Residue products increased by 2.8% in the quarter and by 3.5% for the year-to-date in comparison with FY-11. Within this product group, BetaStar Kits to detect drug residues increased by 7.5% in the second quarter and by 17.0% for the first six months of the fiscal year. Mycotoxin second quarter revenues declined by 0.9%, and by 5.8% for the six- month period as there were fewer incidences of Aflatoxin and DON outbreaks during the summer and fall harvest season. Revenues from Food Allergen tests increased 2.1% in the second quarter and 1.1% for the six months ended November 2011. Bacteria and General Sanitation product revenues increased by 8.3% in the quarter and 14.3% for the first six months of FY-12 compared to FY-11 primarily due to placements of Soleris ® optical microbial detection systems in the current year. Dehydrated Culture Media and Other product revenues decreased by 1.1% and 5.8% in the quarter and in the six-month periods, respectively, primarily due to the loss of a significant customer due to credit issues and the closure of a plant by another significant customer.

Animal Safety revenues increased by 1.1% in the second quarter and 4.6% for the year to date period ended November 30, 2011 in comparison with the prior year. Life sciences and other revenue increased by 4.8% in the quarter and 3.0% in the six month periods, respectively. Forensic test kit revenues were up 12% in the second quarter compared with the prior year quarter and the launch of an improved substrate product led to an increase in sales of test reagents that Neogen offers to other test kit manufacturers. Vaccine revenues increased by 14.2% for the second quarter and increased by 0.8% in the first six months of FY-12, due to timing of orders and the shipment of product to large key distributors. Rodenticide and Disinfectant product revenues decreased by 9.7% in the second quarter but increased by 1.2% on a year-to-date basis. Rodenticides declined due to strong 4th quarter FY-2011 sales ahead of a June 2011 change in EPA rules regarding labeling of these products. The strong fourth quarter sales led to lower first and second quarter FY-2012 revenues. Sales of cleaners and disinfectants have increased in the comparative three and six months periods due to sales to international distributors. Veterinary Instrument and other product revenues increased by 20.1% and 22.3% in the quarter and six months, respectively, in comparison with the prior year. Increases were due to strong detectable needle revenues and significant sales increases in companion animal products, veterinary gloves and apparel products sold through key veterinary distribution channels. Revenues decreased at GeneSeek by 14.7% and 17.7% for the three months and six months ended November 30, 2011 compared to the same periods in the prior year, due primarily to business from new products and contracts earned in the prior year which were not achieved to the same extent, or did not occur, during the first half of FY2012. GeneSeek’s contract business is not necessarily predictable from period-to-period as to its timing or amount.

Gross margins decreased from 51.2% in the second quarter of FY-11 to 50.5% in the second quarter of FY-12, and from 52.1% in the first six months of FY-2011 to 50.4% in the same period of FY-12. This resulted principally from changes in product mix and increased manufacturing expenses.

Operating margins decreased from 21.9% to 18.1% in the second quarter and from 22.1% to 19.3% in the first six months of FY-12 as compared to the first six months of FY-11. Sales and marketing expenses as expressed as a percentage of revenues increased from 17.1% to 19.2% in the second quarter and increased from 17.3% to 18.5% on a year-to-date basis. The increase in sales and marketing expenses is the direct effect of additional sales, marketing and customer service representatives added during the year. These positions were added to help the company capture and support available market opportunities. General and administrative expenses increased from 8.5% to 9.3% of revenues in the second quarter, and from 8.7% to 9.0% on a year to date basis. The change in general and administrative expense is due to the increased compensation costs, amortization from acquired businesses, and costs associated with increased governmental licensing and regulatory affairs. Research expense increased from 3.7% to 3.8% in the second quarter and decreased from 4.0% to 3.6% in the first six months of FY-12. While these expenses vary on a quarter to quarter basis depending on the timing of new projects and the completion of existing projects, management expects that research and development efforts will range between 4% to 5% in support of existing products and for development of future products.

Financial Condition and Liquidity

The overall cash and marketable securities position of the company was $55,606,000 at November 30, 2011, compared to $56,083,000 at May 31, 2011. Approximately $6,174,000 in cash was generated from operations during the six months ended November 30, 2011. Net cash proceeds of $2,511,000 were realized from the exercise of stock options and issuance of shares under the Employee Stock Purchase Plan during the first six months of FY-12. Accounts receivable increased by $3,235,000 due to increases in revenues and in the timing of receipt of payments; inventories increased by $4,411,000 as a result of the build up for anticipated orders with large international customers and bulk purchases made to receive discounted pricing. In June, the Company closed its purchase of VeroMara for approximately $813,000. In August, the Company completed the purchase of a 128,000 square foot office and warehouse facility in Lexington, Kentucky for $4,950,000. This facility was purchased to accommodate the expansion of the company’s animal safety operations. Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2011, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2011 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended November 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on its future results of operations or financial position.

Item 6.	Exhibits

(a)	Exhibit Index

3(i)	–	Restated Articles of Incorporation

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a – 14 (a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a).

32	–	Certification pursuant to 18 U.S.C. sections 1350.

99.1	–	Neogen Corporation 2011 Employee Stock Purchase Plan

99.2	–	Amended and Restated Neogen Corporation 2007 Stock Option Plan

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION (Registrant)

Dated: December 30, 2011

/s/ James L. Herbert
James L. Herbert Chairman & Chief Executive Officer (Principal Executive Officer)

Dated: December 30, 2011

/s/ Steven J. Quinlan
Steven J. Quinlan Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)