Form 10-Q
period 2012-02-29
NEOGEN CORP
filed 2012-03-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012.

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

YES   ☐     NO   ☒

As of March 1, 2012, there were 23,553,508 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2012	2011
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,698	$35,844
Marketable securities	18,637	20,239
Accounts receivable, less allowance of $800 and $800	34,332	28,634
Inventories	36,313	31,994
Deferred income taxes	1,044	1,044
Prepaid expenses and other current assets	3,170	4,747

TOTAL CURRENT ASSETS	136,194	122,502

NET PROPERTY AND EQUIPMENT	29,502	22,340

OTHER ASSETS
Goodwill	51,704	51,584
Other non-amortizable intangible assets	5,166	5,166
Customer based intangibles, net of accumulated amortization of $6,689 and $5,431	10,748	12,006
Other non-current assets, net of accumulated amortization of $3,385 and $2,789	7,033	6,064

	74,651	74,820

TOTAL ASSETS	$240,347	$219,662

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$7,708	$8,516
Accrued compensation	2,698	2,715
Income taxes	2,604	0
Other accruals	4,426	6,566

TOTAL CURRENT LIABILITIES	17,436	17,797

DEFERRED INCOME TAXES	8,347	8,347
OTHER LONG-TERM LIABILITIES	4,580	4,540

	12,927	12,887

TOTAL LIABILITIES	30,363	30,684

EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 23,553,508 and 23,290,604 shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively	3,768	3,727
Additional paid-in capital	86,107	81,248
Accumulated other comprehensive loss	(773)	(394)
Retained earnings	120,580	104,064

Total Neogen Corporation Stockholders’ Equity	209,682	188,645
Noncontrolling interest	302	333

TOTAL EQUITY	209,984	188,978

TOTAL LIABILITIES AND EQUITY	$240,347	$219,662

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net sales	$44,912	$42,235	$135,501	$129,088
Cost of goods sold	22,020	21,647	66,975	63,245

GROSS MARGIN	22,892	20,588	68,526	65,843

OPERATING EXPENSES
Sales and marketing	8,929	7,044	25,662	22,060
General and administrative	4,660	3,677	12,846	11,253
Research and development	1,754	1,802	4,976	5,240

	15,343	12,523	43,484	38,553

OPERATING INCOME	7,549	8,065	25,042	27,290

OTHER INCOME (EXPENSE)
Interest income	30	13	78	70
Change in purchase consideration	180	(218)	180	(618)
Other income (expense)	385	(17)	285	(164)

	595	(222)	543	(712)

INCOME BEFORE INCOME TAXES	8,144	7,843	25,585	26,578
INCOME TAXES	2,900	2,900	9,100	9,700

NET INCOME	5,244	4,943	$16,485	$16,878

NET INCOME PER SHARE
Basic	$0.22	$0.21	$0.70	$0.74

Diluted	$0.22	$0.21	$0.69	$0.71

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total

	Shares	Amount
	(In thousands)
Balance, June 1, 2011	23,291	$3,727	$81,248	$(394)	$104,064	$333	$188,978
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $1,432 of excess income tax benefit	249	39	4,377				4,416
Issuance of shares under employee stock purchase plan	14	2	482				484
Comprehensive income:
Net income (loss) for the nine months ended February 29, 2012					16,516	(31)	16,485
Foreign currency translation adjustments				(379)			(379)

Total comprehensive income ($18,030 in the nine months ended February 28, 2011)							16,106

Balance, February 29, 2012	23,554	$3,768	$86,107	$(773)	$120,580	$302	$209,984

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 29/28,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,485	$16,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,489	3,941
Share based compensation	1,757	1,824
Excess income tax benefit from the exercise of stock options	(1,432)	(461)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,695)	(1,460)
Inventories	(4,363)	383
Prepaid expenses and other current assets	1,564	331
Accounts payable, accruals and other	430	2,525

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,235	23,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(10,820)	(5,353)
Proceeds from the sale of marketable securities	55,883	27,253
Purchases of marketable securities	(54,281)	(44,695)
Payments for business acquisitions	(813)	0

NET CASH USED IN INVESTING ACTIVITIES	(10,031)	(22,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	(750)	301
Net proceeds from issuance of common stock	3,024	5,451
Excess income tax benefit from the exercise of stock options	1,432	461

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,706	6,213

EFFECT OF EXCHANGE RATE ON CASH	(56)	0

INCREASE IN CASH	6,854	7,379
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,844	22,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,698	$30,185

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended February 29, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2012. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2011 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2011.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 29, 2012	May 31, 2011
	(In thousands)
Raw materials	$14,161	$12,125
Work-in-process	2,650	2,192
Finished and purchased goods	19,502	17,677

	$36,313	$31,994

3. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2012	2011	2012	2011
Numerator for basic and diluted net income per share:
Net income	$5,244	$4,943	$16,485	$16,878
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,541	23,149	23,428	22,923
Effect of dilutive stock options and warrants	447	785	571	797

Denominator for diluted net income per share	23,988	23,934	23,999	23,720
Net income per share:
Basic	$0.22	$0.21	$0.70	$0.74

Diluted	$0.22	$0.21	$0.69	$0.71

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

Segment information for the three months ended February 29/28, 2012 and 2011 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
		(In thousands)
Fiscal 2012
Net sales to external customers	$21,923	$22,989	$0	$44,912
Operating income (reduction)	5,119	3,174	(744)	7,549
Total assets	83,053	103,262	54,032	240,347

Fiscal 2011
Net sales to external customers	$20,634	$21,601	$0	$42,235
Operating income (reduction)	5,516	3,063	(514)	8,065
Total assets	77,179	89,771	42,207	209,157

Segment information for the nine months ended February 29/28, 2012 and 2011 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
		(In thousands)
Fiscal 2012
Net sales to external customers	$67,247	$68,254	$0	$135,501
Operating income (reduction)	17,961	8,851	(1,770)	25,042

Fiscal 2011
Net sales to external customers	$64,226	$64,862	$0	$129,088
Operating income (reduction)	18,753	9,949	(1,412)	27,290

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the nine months ended February 29, 2012 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2011	1,574,000	$17.77
Granted	316,000	34.59
Exercised	(249,000)	11.86
Forfeited	(28,000)	15.30

Options outstanding at February 29, 2012	1,613,000	22.03

During the three and nine month periods ended February 29, 2012 and February 28, 2011, the Company recorded $685,000 and $584,000 and $1,757,000 and $1,824,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY-2012 and 2011, estimated on the date of grant using the Black-Scholes option pricing model was $10.42 and $8.60 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY-12	FY-11
Risk-free interest rate	1.2%	1.7%
Expected dividend yield	0%	0%
Expected stock price volatility	36.4%	35.8%
Expected option life	4.0 years	4.0 years

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

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of GeneSeek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. During the three and nine months ended February 29, 2012 and February 28, 2011 the Company recorded approximately $180,000 and $130,000 and ($218,000) and ($618,000), respectively, within other income (expense), representing the change in fair market value of the secondary payment liability. As of February 29, 2012 the balance of secondary payment liability was approximately $2,653,000. The acquisition has been integrated into the Animal Safety segment.

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory for approximately $813,000 in cash and a potential secondary payment of approximately $200,000, from its parent company, GlycoMar Ltd. The potential secondary payment was based on VeroMara being awarded a contract in FY 12, which did not occur. VeroMara offers testing services to the shellfish and salmon aquaculture industries. VeroMara’s services include testing for shellfish toxins, general foodborne pathogens, including E. coli, noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year. The purchase accounting for this transaction will be completed in fiscal year 2012. The acquisition is expected to provide a strong synergistic fit for the Company’s Food Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement in place with a bank (no amounts drawn at February 29, 2012 or May 31, 2011) which, through the first quarter of fiscal 2011, provided for an unsecured revolving line of credit of $10,000,000. Effective August 31, 2011, the Company extended the agreement by one year through November 30, 2013 and increased the total available credit to $12,000,000. The incremental credit is to provide for flexibility for potential foreign currency hedging strategies. The interest rate is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.24% at February 29, 2012). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 29, 2012.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at February 29, 2012 and May 31, 2011, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of February 29, 2012, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal year 2012 and there were none in 2011.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company's financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including those related to receivable allowances, inventories, accruals and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Results of Operations

Executive Overview

Neogen Corporation revenues increased by 6.3% in the third quarter to $44.9 million and by 5.0% to $135.5 million for the nine-month period ended February 29, 2012, compared to the prior year. Food Safety revenues increased by 6.2% and 4.7% in the quarter and the nine-month period ended February 29, 2012, respectively. Animal Safety revenues increased by 6.4% and 5.2% in the quarter and in the nine-month period ended February 29, 2012, respectively. Exclusive of the revenues from the VeroMara acquisition, which was made in June 2011, Food Safety revenue increases were 5.7% and 4.2% in the third quarter and year-to-date periods, respectively. Gross margins increased from 48.7% in the February 2011 quarter to 51.0% in the February 2012 quarter and decreased from 51.0% to 50.6% on a year-to-date basis. The change in margin percentage for the quarter was the result of a favorable shift in product mix and manufacturing efficiencies resulting from the increased product volume. Operating margins decreased in the comparative quarter and nine-month periods from 19.1% to 16.8% and from 21.1% to 18.5%, respectively. The decreases were primarily the result of investments in sales and customer support personnel and infrastructure, part of a long-term strategy that management believes should result in revenue gains and efficiencies in the future. International revenues were 40.7% of total revenues for the quarter and 40.7% for the nine month period ended February 29, 2012.

Revenues

Three and nine months ended February 29, 2012 compared to three and nine months ended February 28, 2011:

	Three Months Ended February 29/28,
	2012	2011	Increase / (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$10,568	$9,945	$623	6.3
Bacteria & General Sanitation	5,868	5,871	(3)	—
Dehydrated Culture Media & Other	5,487	4,818	669	13.9

	$21,923	$20,634	1,289	6.2

Animal Safety
Life Science & Other	2,018	1,909	109	5.7
Vaccines	646	441	205	46.7
Rodenticides & Disinfectants	6,436	7,185	(749)	(10.4)
Veterinary Instruments & Other	9,072	7,034	2,038	29.0
DNA Testing	4,817	5,032	(215)	(4.3)

	22,989	21,601	1,388	6.4

Total Revenues	$44,912	$42,235	$2,677	6.3

	Nine Months Ended February 29/28,
	2012	2011	Increase / (Decrease)%
	(In thousands except percents)
Food Safety
Natural Toxins, Allergens & Drug Residues	$34,031	$32,615	$1,416	4.3
Bacteria & General Sanitation	18,142	16,614	1,528	9.2
Dehydrated Culture Media & Other	15,074	14,997	77	0.5

	$67,247	$64,226	3,021	4.7
Animal Safety
Life Science & Other	6,089	5,862	227	3.9
Vaccines	1,985	1,769	216	12.3
Rodenticides & Disinfectants	20,166	20,747	(581)	(2.8)
Veterinary Instruments & Other	27,499	22,103	5,396	24.4
DNA Testing	12,515	14,381	(1,866)	(13.0)

	68,254	64,862	3,392	5.2

Total Revenues	$135,501	$129,088	$6,413	5.0

Food Safety revenues increased 6.2% in the third quarter and 4.7% in the first nine months of FY-12, each compared to the prior year periods. Exclusive of the VeroMara acquisition, revenues increased by 5.7% and 4.2% in the quarter and nine month periods, in comparison to the same periods of the prior year. Sales of Natural Toxin, Allergen and Drug Residue products increased by 6.3% in the quarter and by 4.3% for the year-to-date in comparison with FY-11. Within this product group, mycotoxin revenues increased 11.1% in the third quarter, mainly the result of increased testing by corn and grain processors, and market acceptance of the new quantitative lateral flow devices introduced during the quarter. For the year to date, this product line was 1.0% lower than the same period in FY-11, due primarily to unusually high sales of deoxynivalenol (DON) test kits in the prior years caused by unusual weather conditions. Allergen Test Kit revenues increased by 11.6% in the third quarter and by 4.4% for the first nine months of the fiscal year. Bacteria and General Sanitation product revenues remained unchanged from the prior third fiscal quarter but increased by 9.2% for the first nine months of FY-12 compared to FY-11 primarily due to higher sales earlier in the year of disposable test kits used in detecting spoilage organisms and microbial contamination. Despite the loss of a couple of significant customers in the early part of the fiscal year, one due to credit issues, the other the result of a plant closure, Dehydrated Culture Media and Other product revenues increased by 13.9% in the quarter and 0.5% for the year-to-date period. For the comparative quarter, growth includes certain genomics revenues to a number of European customers. The Company’s international operations contributed to the overall Food Safety revenue gains for the quarter and year-to-date. Neogen Europe recorded revenue increases of 18.3% in the fiscal third quarter and 7.0% for the first nine months of FY-2012; sales of genomic testing services and incremental sales of other products in the United Kingdom offset continued weakness in a number of European Union countries. Neogen Latino America and Neogen do Brazil continued to expand their selling and marketing efforts; combined revenues for these subsidiaries increased by 17.3% for the quarter and 57.3% for the year to date period, albeit from small bases.

Animal Safety revenues increased by 6.4% in the third quarter and 5.2% for the year to date period ended February 29, 2012 in comparison with the prior year periods. Life Science and Other revenues were up 5.7% and 3.9% in the third quarter and the nine-month periods compared with the prior year; the launch of an improved substrate product led to an increase in sales of test reagents which Neogen offers to other test kit manufacturers. Vaccine revenues increased by 46.7% for the third quarter and increased by 12.3% in the first nine months of FY-12, due to timing of orders and the shipment of product to key large distributors. Rodenticide and Disinfectant product revenues decreased by 10.4% in the third quarter and 2.8% on a year-to-date basis. This product group declined in the quarter due primarily to a large stocking order of cleaners and disinfectants to Asian markets in the third quarter of prior year. For the year to date, rodenticides have declined due to strong 4th quarter FY-2011 sales ahead of a June 2011 change in EPA rules regarding labeling of these products. The strong fourth quarter sales pulled revenues from FY-12 into FY-11, resulting in lower FY-2012 revenues. Veterinary Instruments and other product revenues increased by 29.0% and 24.4% in the quarter and nine months, respectively, in comparison with the prior year periods. Increases were due to strong detectable needle revenues and significant sales increases in companion animal products, veterinary gloves and apparel products sold through key veterinary distribution channels. Animal Safety revenues for the third quarter decreased in DNA Testing by 4.3% and 13.0% for the year-to-date due primarily to lower pricing for testing services; sample volumes have increased for both comparative periods. While opportunities for the DNA testing business continue to grow, contract business is not necessarily consistent or predictable from period-to-period as to its timing or amount.

Gross margins increased from 48.7% in the third quarter of FY-11 to 51.0% in the third quarter of FY-12. This resulted principally from favorable shifts in product mix toward higher margin products in each segment and manufacturing efficiencies achieved due to the higher volumes in the quarter. For the year- to-date, gross margins were 50.6% compared to 51.0% in FY-11. The decrease was primarily due to product mix shift, particularly within the Animal Safety segment.

Operating margins decreased from 19.1% to 16.8% in the third quarter and from 21.1% to 18.5% in the first nine months of FY-12 as compared to the first nine months of FY-11. Sales and marketing expenses, expressed as a percentage of revenues, increased from 16.7% to 19.9% in the third quarter and increased from 17.1% to 18.9% on a year-to-date basis. The increase in sales and marketing expenses is the direct effect of additional sales, marketing and customer service representatives added during the year. These positions were added to help the Company capture and support available market opportunities. General and administrative expenses increased from 8.7% to 10.4% of revenues in the third quarter, and from 8.7% to 9.5% on a year to date basis. The change in general and administrative expense is due to increased personnel and related compensation costs, legal costs related to intellectual property, amortization of customer based intangibles from acquired businesses, and costs associated with increased governmental licensing and regulatory affairs. Research expense decreased from 4.3% to 3.9% in the third quarter and from 4.1% to 3.7% in the first nine months of FY-12. While these expenses vary on a quarter- to-quarter basis, depending on the timing of new projects and the completion of existing projects, management expects that research and development efforts will range between 4% to 5% of revenues in support of existing products and for development of future products.

The Company recorded $595,000 of other income in the third quarter and $543,000 in the first nine months of FY-12, including the reversal of a portion of the GeneSeek purchase consideration of $180,000 in the three and nine month periods. In the three and nine months ended February 28, 2011, the Company recorded charges of $218,000 and $618,000, respectively, to adjust the fair value of the secondary consideration for GeneSeek. Royalty income in the three and nine month periods of FY-12 were $165,000 and $283,000. In the comparative FY-11 periods the royalty income was $30,000 and $90,000, respectively.

Financial Condition and Liquidity

The overall cash and marketable securities position of the company was $61,335,000 at February 29, 2012, compared to $56,083,000 at May 31, 2011. Accounts receivable increased by $5,695,000 due to increases in revenues and in the timing of receipt of payments; inventories increased by $4,363,000, primarily the result of bulk purchases made to receive more favorable pricing, and to a lesser extent, inventory build ahead of a move to a new production facility.

Approximately $13,235,000 in cash was generated from operations during the nine months ended February 29, 2012. The Company spent $10,822,000 on property and equipment and other assets for the nine-months ended February 29, 2012. Included in this amount is the August purchase of a 128,000 square foot office and warehouse facility in Lexington, Kentucky for $4,950,000. This facility was purchased to accommodate the expansion of the Company’s animal safety operations. In June 2011, the Company closed its purchase of VeroMara for approximately $813,000. Net cash proceeds of $3,024,000 were realized from the exercise of stock options and issuance of shares under the Employee Stock Purchase Plan during the first nine months of FY-12.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases.

Management believes that the Company’s existing cash and marketable securities balances at February 29, 2012, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs. The Company has never paid a cash dividend and currently has no plans to do so.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations of exposure to interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. The Company also could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. Dollar. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. Dollar, the British Pound Sterling and the Euro. When the U.S. Dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. Dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2012 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended February 29, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of these matters should not have a material effect on its future results of operations or financial position.

Item 6.	Exhibits

(a)	Exhibit Index

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32	–	Certification pursuant to 18 U.S.C. section 1350

101.INS	–	XBRL Instance Document

101.SCH	–	XBRL Taxonomy Extension Schema Document

101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	–	XBRL Taxonomy Extension Definition Document

101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: March 30, 2012

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2012

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)