Form 10-K
period 2012-05-31
NEOGEN CORP
filed 2012-07-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2012

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

COMMON STOCK, $0.16 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2011 the aggregate market value of the voting stock held by non-affiliates of the registrant was $829,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 23,642,000 on June 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 4, 2012 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, drug residues, pesticide residues and general sanitation concerns. These products are marketed by company sales personnel in North America, the United Kingdom and other parts of Europe, Mexico and Brazil and by distributors through the rest of the world. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and DNA detection products that rely on the Company’s proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals, diagnostic products and genetic testing services for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Lansing, MI, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. The Company’s line of drug detection products are sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

Management’s vision is for Neogen to become a world leader in the development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While the elements of the strategy are stated in order of importance over the long term, management believes that strategic acquisitions may provide the best opportunity for more rapid growth in the short term. For that reason, an active acquisition program is maintained and financial and other resources are maintained to capitalize on opportunities as they arise.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Acumedia®, Neogen®, Neogen flask®; Food Safety: AccuClean®, AccuPoint®, AccuScan®, Agri-Screen®, Alert®, ANSR™, BetaStar®, BioPlate™, Centrus®, DeliSafe™, GeneQuence®, GENE-TRAK®, ISO-GRID®, Microbiology at the Speed of Light®, NeoCare™, NeoColumn™, NEO-GRID®, NeoSEEK™, Penzym™, Penzyme®, Reveal®, Revive®, Soleris®, TetraStar®, Veratox®; Life Sciences: K-Blue®, K-Gold®; Rodenticides: Cat Logo®, CyKill™, Di-Kill®, One Bad Cat®, Promar®, Ramik®, Rodex™; Animal Safety: Ag-Tek®, AluShield™, BottomHoof™, BotVax®, BreederSleeve®, Calf Eze™, Correct®, D3 Needles™, DC&R®, Dr. Franks®, ElectroJac®, ELISA Technologies®, Eqimax™, EqStim®, EquiSleeve®, E-Z Bond™, E-Z Catch®, Furazone®, Gnat-Away™, Gnatural™, Gold Nugget®, Gold Wrap™, Ideal®, ImmunoRegulin®, ImmunoVet™, Injecto-Stik™, Insight™, ISO-Prine™, Jolt™, MaxiSleeve ®, MegaShot™, Mini-Shot™, MycAseptic™, NeedleGard™, NFZ™, Paddock & Pasture™, PanaKare™, Parvosol®, PolyHand®, PolyPetite™, PolyShield™, PolySleeve ®, Poridon®, Pro-Fix®, Pro-Flex®, Pro-Pistol™, Pro-Shot™, Pyril-Pam™, RenaKare™, Rot-Not™, Safe-T-Flex™, Shine N’ Glo™, Spec-Tuss™, Spectrasol™, Squire®, Stam-N-Aid™, Stress-Dex®, TCA Paint™, ThrushCrusher™, ThyroKare™, TopHoof™, Tri-Hist®, Triple Block™, Triple Cast™, Triple Crown™, Triple Heat™, Tri-Seal™, Tri-Soxsuprine™, Tryad®, UriCon®, UriKare™, Vet-Tie™, Vita-15™; BioSentry agricultural cleaners and disinfectants: Acid-A-Foam™, BioCres™, BioPhene™, BioQuat™, Chlor-A-Foam™, GenQuat®, X-185™; GeneSeek/Igenity: GeneSeek®, Genomic Solutions for Food Security®, Genomic Profiler™, Igenity®, Igenity logo®, SeekGain™, SeekSire™, SeekTrace ™.

Neogen operates in two primary business areas: the Food Safety segment, which develops and markets products for the detection of pathogens, natural toxins, allergens and other unwanted substances in food and feed products; and the Animal Safety segment, which develops and markets products and services dedicated to animal health. See Notes to Consolidated Financial Statements elsewhere in this Form 10-K for financial information about the Company’s business segments and international operations.

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

Many of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies has set its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for automated and rapid processing of a large number of samples and lateral flow and other similar devices that provide distinct visual results. Typically test kits use antibody-coated test devices and chemical reagents to produce a color change to indicate a positive or negative result for the presence of a target substance in a test sample; the simplicity of the tests makes them accessible to all levels of food producers, processors and handlers.

The Company’s kits are generally based on internally developed technology or technology that is acquired in connection with acquisitions. In 2012, Food Safety incurred royalty expense totaling $869,000 for licenses and royalties for technology used in the Company’s products, including expense of $359,000 for licenses related to the dairy antibiotics product line and $138,000 for allergen products. The majority of our royalty rates are in the low single digit range. Some licenses involve technology that is exclusive to Neogen’s use while others are nonexclusive and involve technology licensed to multiple licensees.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s Reveal® and Alert® tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox®, Agri-Screen®, Reveal®, and Reveal Q+® tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s Veratox®, Alert® and Reveal®, Reveal 3-D and BioKits testing products for food allergens to help protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, casein, egg, almond, wheat (gluten), soy, and hazelnut residues. The Company’s December 2009 acquisition of the BioKits food safety business of Gen-Probe Incorporated added more than 50 test kits for food allergens, meat and fish speciation, and plant genetics, including tests in an advanced lateral flow format for gluten and casein. The June 2011 acquisition of the assets of the VeroMora seafood testing laboratory brought additional testing services to the Company for the shellfish and salmon aquaculture industries. These include testing for shellfish toxins, general foodborne pathogens, including E.coli, noroviruses and salmon husbandry.

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

Neogen also offers other test methods and products to complement its immunoassay tests. The Company’s line of GENE-TRAK® and GeneQuence® assays utilize DNA probe hybridization technology to create exceptionally sensitive and specific tests to detect foodborne bacteria. Instead of using antibodies as in an immunoassay to “capture” a target pathogen that may be present in a sample, this technology uses a portion of the target pathogen’s unique ribosomal RNA (rRNA) sequence to bind to complementary rRNA strands of the pathogen in a sample. The result is a test with the ease and speed of a rapid test method, but the specificity of a time-consuming conventional laboratory method (specificity is a test’s ability to distinguish between a target pathogen and a closely-related but innocuous bacterium). Neogen’s ANSR™ pathogen detection system is an isothermal amplification reaction test method which exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s new pathogen detection method can provide DNA-definitive results in a fraction of the time of other molecular detection methods on the market today. ANSR is designed for use in the food and pet food production facilities, and laboratories that serve those industries.

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

Neogen manufactures and markets its AccuPoint® rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy-to-use and inexpensive test uses bioluminescence to quickly determine if a contact surface has been completely sanitized. When ATP comes into contact with the firefly reagents luciferin and luciferase contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the foodservice and healthcare industries, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 49.5%, 49.5% and 54.4% of the Company’s total revenues for fiscal years ended May 31, 2012, 2011 and 2010, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s animal safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals and diagnostic products to the worldwide animal safety market. With the acquisition of GeneSeek, Inc. in 2010 and the purchase of the assets of the Igenity animal genomics business from Merial Limited in 2012, the Company began providing important genotyping services to animal breeders throughout the world.

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

In 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brand Ramik® and Hess & Clark, Inc., whose principal products are disinfectants, such as DC&R®, used in animal and food production facilities.

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

Neogen markets a broad line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles™ and the HDN, HDDI and DTN needle product lines are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors — a big market advantage in the safety-conscious beef and swine industries.

Animal safety products offered by Neogen to the retail over-the-counter market include many of the Ideal brand veterinary instruments and products sold under the Squire® and Gold Nugget® brands. Squire products include Stress-Dex® oral electrolyte replacer for performance horses, and Furazone®, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Gold Nugget OTC products include GNatural™ Spray, to protect horses from biting insects, and Poridon®, a pour-on insecticide for horses. Ag-Tek® and other hoof care, disposables and artificial insemination supplies are marketed to the dairy and veterinary industries.

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

In April 2010, Neogen acquired GeneSeek, Inc., a leading commercial agricultural genetics testing laboratory in the United States. Geneseek was founded in 1998 and employed 36 people as of the acquisition date. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Through the use of single nucleotide polymorphism (SNP) discovery and analysis, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases, primarily in large-herd beef and dairy cattle, swine, poultry and sheep producers. The Company’s May 2012 acquisition of the assets of Igenity provide the extensive bioinformatics system needed to help identify the animal’s positive or negative traits.

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

Revenues from Neogen’s Animal Safety Division accounted for 50.5%, 50.5% and 45.6% of the Company’s total revenues for fiscal years ended May 31, 2012, 2011 and 2010, respectively.

GENERAL SALES AND MARKETING

Neogen’s sales efforts are generally organized by specific markets, rather than by products or geography. During the fiscal year that ended May 31, 2012, the Company had approximately 12,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 12,000. As of May 31, 2012 a total of 235 employees were assigned to sales and marketing functions within the Company, compared to 185 at the end of 2011. During the years ended May 31, 2012 and 2011, no single customer or distributor accounted for 10% or more of the Company’s revenues. In the year ended May 31, 2010, revenues from one food safety distributor customer were 10.3% of total revenues. No other customer represented in excess of 10% of consolidated revenues.

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

ANIMAL SAFETY

Neogen markets a broad range of pharmaceuticals, vitamin injectibles, wound care products, topicals, instruments, testing services and biologicals to the ethical veterinary market. The product range is focused on the food (cattle, swine and poultry) and companion (horses, dogs, and cats) animal markets. Neogen’s sales group works directly with veterinarians, clinics and universities and markets through established ethical distributors by supporting the efforts of over 500 domestic distributor sales representatives calling on 35,000 plus veterinarians. Neogen further supports its veterinary distribution channel through product training, field support, promotions and technical service.

The Company believes the over-the-counter (OTC) animal health market may offer significant growth opportunities for Neogen and its products. Neogen offers a broad range of products including well recognized brands of rodenticides, disinfectants, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising. As a commercial laboratory, GeneSeek provides services direct to large-herd beef and dairy cattle, swine, poultry and sheep producers.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Neogen Europe, Ltd. provides the Company access to the European Union (“EU”), and allows it to serve its network of customers and distributors throughout the EU. Customers in the United Kingdom, France and Germany are served by Company employees. Other European region customers generally are serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s research and development continue to be a strong asset in the development of products tailored to meet the unique requirements of the European market.

The Company formed a subsidiary in 2008 in Mexico, Neogen Latinoamérica. The company, headquartered in Mexico City, distributes the Company’s food and animal safety products throughout Mexico. Neogen Latinoamérica unifies Neogen’s widespread business activities throughout the region to animal and crop producers, and food processors.

In October 2009, the Company formed a subsidiary in Brazil, Neogen do Brasil (Neogen of Brazil). The company, headquartered near Sao Paulo, distributes Neogen’s food and animal safety products throughout Brazil. Neogen do Brasil was created to accelerate the penetration of Neogen products in Brazil, which is one of the world’s largest food producers and exporters. Brazil is the world leader in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar, and orange juice.

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

Since 2002, Neogen has maintained a presence in Shanghai, China, to better serve the expanding food safety market there, as well as more closely manage its Chinese food and animal product procurement. Neogen established a consulting office in Shanghai in 2012 and intends to continue to use local distributors to introduce the Company’s products in the Chinese market.

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

GENERAL:

International sales accounted for 41.7%, 42.1% and 39.9% of the Company’s total revenues for fiscal years ended May 31, 2012, 2011 and 2010, respectively.

Risks associated with foreign operations include the need for regulatory approvals, possible disruptions of product delivery, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. As of May 31, 2012, the Company employed 63 individuals in its worldwide research and development group, including immunologists, chemists, engineers and microbiologists. Research and development expenditures were approximately $6.6 million, $6.8 million and $6.3 million representing 3.6%, 4.0% and 4.5% of total revenues in fiscal 2012, 2011 and 2010, respectively. Management currently intends to maintain the Company’s research and development expenditures at approximately 3% to 5% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2013 to 2015.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of license fees and royalties based upon sales of products that utilize the pertinent technology. License fee and royalties expensed under these agreements amounted to $1,371,000, $1,561,000 and $1,337,000 in 2012, 2011 and 2010, respectively.

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

A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens & Drug Residues	2	32	2013-2019
Bacterial & General Sanitation	11	3	2012-2026
Dehydrated Culture Media & Other	1	0	2016
Life Science & Other	2	2	2024-2028
Vaccine	1	0	2018
Rodenticides & Disinfectants	0	0	n/a
Veterinary Instruments & Other	6	6	2020-2022

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

One of the major areas affecting the success of biotechnology development involves the time, cost and uncertainty surrounding regulatory approvals. Currently, Neogen products requiring regulatory approval, which the Company currently has in place, include BotVax B, EqStim, ImmunoRegulin and Beta Star. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. Neogen’s rodenticide and disinfectant products are subject to registration in the United States and internationally.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; and Ayr, Scotland. As of May 31, 2012, there were approximately 319 full-time employees assigned to manufacturing in these four locations, operating on one or two shifts; future demand increases could be accommodated by adding shifts. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment. To meet current and future needs in Lexington, in August 2011 the Company purchased a production, warehouse and office building of 128,000 square feet, and moved production there from a locally rented facility.

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

With its April 2010 acquisition of GeneSeek, Inc. and May 2012 acquisition of Igenity, Neogen offers agricultural genetics laboratory services and bioinformatics in Lincoln, Nebraska. Through its laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep and horses), GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases.

Neogen purchases component parts and raw materials from more than 500 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for most of its key components and raw materials where the Company believes it is economically feasible to do so. There can be no assurance that the Company would avoid a disruption of supply in the event a supplier discontinues shipment of product. Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, Neogen’s backlog of unshipped orders at any given time is not significant.

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

FOOD SAFETY:

Neogen’s Food Safety Division has well established distribution of its products using Company employees in North America, Europe, Mexico and Brazil, and from an active and aggressive distributor group elsewhere. With one of the largest professional sales organizations in the industry, management believes that it maintains a general competitive advantage as its sales personnel are in a position to be in contact with customers and prospects more frequently than its competitors. Additionally, Neogen has what it believes to be a unique insight into the food industry as opposed to clinically based competition.

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

Besides its extensive product offerings and extensive distribution network, the Company focuses its competitive advantage in the areas of customer service and speed and ease of use of its products. Additionally, by aggressively maintaining itself as a low cost producer, Neogen believes that it can be competitive with new market entrants that may choose a low pricing strategy in an attempt to gain market share.

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

Competition in the rodenticide market includes several companies of comparable size that offer products into similar market segments. The rodenticide retail market is not dominated by a single brand. While the technical materials used by the competing companies are similar, Neogen uses manufacturing and bait formula techniques to better draw rodents to the product and thereby improve overall product performance.

Several companies compete for sales in the disinfectant and cleaner product segment. Neogen’s products are sold through its distributor network around the world, primarily to assist in the cleaning and disinfecting of animal production facilities.

Neogen competes in the retail market by providing solutions to common retail problems – stock outs, wasted floor space, and inconsistent brand identity. The Company offers planograms and reordering systems to maximize turns and profitability for its retail customers.

Neogen entered the genomics market through its April 2010 acquisition of GeneSeek, the leading commercial agricultural genetics laboratory in the U.S., and in 2012 added to its capability with the asset purchase of Igenity, which offers proprietary bioinformatics. GeneSeek and Igenity are not involved in cloning or the development of transgenic animals, but does employ cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through selective breeding of traits such as disease resistance and meat quality. Competition comes mainly from service providers whose primary focus is the human and pharmaceutical industries.

GOVERNMENT REGULATION

A significant portion of the Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture, the Environmental Protection Agency, and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues and/or costs of production and distribution.

Neogen’s development and manufacturing processes involve the use of certain hazardous material, chemicals and compounds. Management believes that the Company’s safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations; however changes in such regulations or rules could involve significant costs to the Company and could be materially adverse to its business.

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

Many of the food safety diagnostic products of allergens, spoilage organisms and mycotoxins do not require direct government approval. However, the Company has pursued AOAC approval for many of the products to enhance the marketability of products. Products for mycotoxin detection, which are used by federal inspectors, must be approved by the USDA. Neogen Corporation has obtained and retained the necessary approvals to conduct its current operations.

Neogen’s veterinary vaccine products and one pharmaceutical product require government approval to allow for lawful sales. The vaccine products are approved by United States Department of Agriculture, Center for Veterinary Biologics (USDA-CVB) and the pharmaceutical product is approved by the FDA. The products, and the facilities in which they manufactured, are in a position of good standing with both agencies. The Company has had no warning letters based on any review or inspection, no recalls on any of these products and knows of no reason why its freedom to manufacture and market in the future is in any danger.

Other animal safety and food products generally do not require additional registrations or approvals. However, Neogen Corporation’s regulatory staff routinely monitor amendments to current regulatory requirements to ensure compliance.

The Company’s rodenticide products generally require registration with U.S. governmental agencies at federal and state levels and with foreign governments.

EMPLOYEES

As of May 31, 2012 the Company employed 746 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems, and management believes that its relationship with its employees is generally good. All employees having access to proprietary information have executed confidentiality agreements with the Company.

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

We rely significantly on our information systems and telecommunications infrastructure to support our operations and a security breach of the Company’s information systems could damage the Company’s reputation and have an adverse effect on operations and results.

We rely on information systems and telecommunications infrastructure to integrate departments and functions, to enhance the ability to service customers, to improve our control environment and to manage our cost reduction initiatives. Any issues involving our critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. In addition, if the Company’s security and information systems are compromised or employees fail to comply with the applicable laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose personal information has been compromised.

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our products at several manufacturing facilities located in Lansing, Michigan, Lexington, Kentucky, Randolph, Wisconsin and Ayr, Scotland. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

In fiscal 2012, sales to customers outside of the United States accounted for 41.7% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include possible disruptions in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, changes in import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

The markets for our products are extremely competitive, and our competitors may be able to utilize existing resource advantages to our detriment.

The markets in which the Company competes are subject to rapid and substantial changes in technology and are characterized by extensive research and development and intense competition. Many of our competitors and potential competitors have greater financial, technical, manufacturing, marketing, research and development and management resources than we do. These competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us. They might also succeed in developing products that are more reliable and effective as our products, make additional measurements, are less costly than our products or provide alternatives to our products.

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

A portion of our products and facilities are regulated by various domestic and foreign government agencies, including the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Environmental Protection Agency. Although less than 10% of our revenues are currently derived from products requiring government approval prior to sale, a significant portion of our revenues is derived from products used to monitor and detect the presence of residues that are regulated by various government agencies. Furthermore, the Company’s growth may be adversely affected by the implementation of new regulations. The Company is not aware of any failures to comply with applicable laws and regulations although there can be no assurance that the costs of compliance or failure to comply with any obligations would not impact the business negatively.

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

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of certain Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

Animal Safety researchers occupy 7,000 square feet of space in St. Joseph, Michigan. Originally occupied by International Diagnostics Systems Inc., this space now houses research and development labs at a monthly cost of $6,500. The lease extends through May 2013.

The Company purchased, in August 2011, a 128,000 square foot office, manufacturing and warehouse facility located at 1847 Mercer Road in Lexington, Kentucky, for it Animal Safety operations. Animal Safety currently occupies 32,000 square foot of the facility; there are also tenants occupying a portion under operating leases of 1-5 years in the future. This facility will provide the Company with additional office, production and warehouse space for future expansion. Pharmaceutical, supplement and topical product manufacturing, which previously took place in 16,000 square foot of rented space in Lexington, KY, was moved to the Mercer Road facility in early 2012.

Neogen Europe Ltd. Operations take place in 38,000 square feet in Auchencruive, Ayrshire, Scotland, which the Company purchased in 2010. The facility is adjacent to the campus of the Scottish Agricultural College at Ayr. The Company has entered into an agreement to purchase an additional 36,000 square foot facility that is adjacent to the existing operations at a cost of approximately $1.5 million and expects to complete the purchase in the first half of fiscal year 2013.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 105,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin.

The Company’s GeneSeek Inc. subsidiary, which was acquired in fiscal year 2010, operates in 13,569 square feet of leased space in Lincoln, Nebraska. The lease ran through May 31, 2012 at a monthly rate of $18,500 and is continuing on a month-to-month basis.

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

	HIGH	LOW

YEAR ENDED MAY 31, 2012

First Quarter	$47.80	$32.68
Second Quarter	$39.90	$32.08
Third Quarter	$36.16	$30.14
Fourth Quarter	$39.88	$33.78

YEAR ENDED MAY 31, 2011

First Quarter	$29.91	$25.06
Second Quarter	$37.58	$30.73
Third Quarter	$42.26	$35.63
Fourth Quarter	$44.84	$36.80

HOLDERS:

As of July 29, 2012, there were approximately 356 stockholders of record of Common Stock that management believes represents a total of approximately 7,391 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return to shareholders on Neogen Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 5/31/2007 and tracks it through 5/31/2012.

	5/07	5/08	5/09	5/10	5/11	5/12
Neogen Corporation	$100.00	$144.30	$120.75	$211.28	$368.48	$320.00
NASDAQ Composite	100.00	94.87	70.94	86.49	113.35	112.60
NASDAQ Medical Equipment	100.00	103.40	66.73	96.83	119.06	117.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In December 2008 the Board of Directors authorized management to repurchase up to a total of 750,000 shares of its common stock in open market transactions. The Company made no purchases of common stock in fiscal year 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2012. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
(In thousands, except per share data)	2008	2009	2010	2011	2012
Income Statement Data:
Food Safety Sales	$57,664	$61,025	$76,454	$85,514	$91,104
Animal Safety Sales	44,754	57,696	64,055	87,169	92,942

Net Sales	102,418	118,721	140,509	172,683	184,046
Cost of Goods Sold	49,185	59,288	67,534	84,891	91,621
Sales and Marketing	20,648	22,906	26,350	30,020	35,026
General and Administrative	10,927	11,484	13,488	15,112	17,024
Research and Development	3,639	4,555	6,258	6,825	6,636

Operating Income	18,019	20,488	26,879	35,835	33,739
Other Income (Expense)	479	1,136	442	(596)	224

Income Before Income Taxes	18,498	21,624	27,321	35,239	33,963
Provision for Income Taxes	6,400	7,750	9,800	12,400	11,450

Net Income	$12,098	$13,874	$17,521	$22,839	$22,513

Net Income per Share (basic)(1)	$.56	$.63	$.78	$.99	$.96
Net Income per Share (diluted)(1)	$.54	$.61	$.76	$.96	$.94
Common Shares Outstanding (diluted)(1)	22,499	22,587	23,091	23,791	24,019

	May 31
(In thousands)	2008	2009	2010	2011	2012
Balance Sheet Data:
Cash and Cash equivalents and
Marketable Securities	$14,270	$13,842	$22,806	$56,083	$68,645
Working Capital(2)	54,495	62,520	69,987	104,705	123,962
Total Assets	126,357	142,176	180,233	219,662	251,600
Long-Term Debt	0	0	0	0	0
Total Equity	111,248	128,679	153,053	188,978	219,054

(1)	On September 4, 2007, and on December 15, 2009 the Company paid 3-for-2 stock splits affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted to reflect the stock splits as if they had taken place at the beginning of the period presented.

(2)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including but not limited to those related to receivable allowances, inventories and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangible Assets

Management assesses goodwill and other non-amortizable intangible assets for possible impairment at least annually. Assessments indicated no impairment of these assets existed in each of 2012, 2011 and 2010. In the event of changes in circumstances that indicate the carrying value of these assets may not be recoverable, management will make an assessment at that time. Factors that could cause an impairment review to take place would include:

•	Significant underperformance relative to expected historical or projected future operating results.

•	Significant changes in the use of acquired assets or strategy of the Company.

•	Significant negative industry or economic trends.

When management determines that the carrying value of definite-lived intangible assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the carrying value of the reporting unit’s net assets is compared to its fair value using discounted future cash flows of the reporting unit. If the carrying amounts of these assets are greater than the amount of discounted future cash flows, such assets are reduced to their estimated fair value.

Equity Compensation Plans

ASC 718 – Compensation – Stock Compensation addresses the accounting for share-based employee compensation. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 5 to the consolidated financial statements. ASC 718 requires that share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans be recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

RESULTS OF OPERATIONS

Executive Overview

Revenue of $184,046,000 in fiscal 2012 represented a 7% increase compared to revenue of $172,683,000 in fiscal 2011. Net income for 2012 was $22,513,000, or $0.94 per fully diluted share, compared to $22,839,000, or $0.96 per fully diluted share, in fiscal 2011. These results were achieved in a challenging business environment, both domestically and internationally. The Company’s percentage of sales from customers outside the United States was 41.7% of total revenues in each of 2011 and 2012. Cash flow from operations for 2012 was $22,277,000, primarily a result of the profitability of the Company.

Consolidated gross margins decreased from 50.8% in 2011 to 50.2% in 2012, due primarily to shifts in product mix within the Company’s Animal Safety segment. Operating expenses as a percentage of revenues increased from 30.1% in 2011 to 31.9% in 2012, as the Company made a significant investment in personnel, primarily in sales and marketing related functions, and other infrastructure initiatives, which it believes should lead to increased market penetration and improved operating performance in future periods.

The acquisition of the VeroMara seafood testing business in June 2011 and the acquisition of the Igenity genetics testing business from Merial in May 2012 helped to increase the Company’s product offerings and capabilities. The GeneSeek acquisition, made late in the 2010 fiscal year, continued to make a positive impact by adding revenues of over $18.5 million in 2012 from the $18.0 million in 2011.

On the international front, Neogen Europe recorded an 11% revenue increase in 2012, following a 27% gain in 2011. Sales were particularly strong in the UK, Germany and France, where the Company has a direct sales presence. Neogen Latinoamerica and Neogen do Brasil continued to build out their sales infrastructure, and recorded revenue gains of 19.6% and 102.0%, respectively, in 2012 over 2011, albeit from a relatively small base.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2012	Increase/ (Decrease)	May 31, 2011	Increase/ (Decrease)	May 31, 2010
Food Safety:

Natural Toxins, Allergens & Drug Residues	$45,671	6%	$43,108	10%	$39,338
Bacterial & General Sanitation	24,677	11%	22,268	14%	19,545
Dehydrated Culture Media & Other	20,756	3%	20,138	15%	17,571

	91,104	7%	85,514	12%	76,454

Animal Safety:

Life Sciences & Other	8,190	4%	7,902	11%	7,126
Vaccine	2,772	16%	2,392	3%	2,329
Rodenticides & Disinfectants	26,491	(6)%	28,226	17%	24,160
Veterinary Instruments & Other	36,997	21%	30,629	7%	28,568
DNA Testing	18,492	3%	18,020	N/A	1,872

	92,942	7%	87,169	36%	64,055

Total Revenue	$184,046	7%	$172,683	23%	$140,509

Year Ended May 31, 2012 Compared to Year Ended May 31, 2011

The Company’s Food Safety segment revenues grew by 7% overall in 2012, with increases in each major product category compared to 2011. Organic revenue growth was 6% in the segment, compared to the prior year. The increase in Natural Toxins, Allergens and Drug Residues of 6% in 2012 included strong contributions in Drug Residues revenues, primarily tests to determine the presence of antibiotics in dairy animals, which increased 11% compared to 2011. Natural toxin revenue increased 1% in 2012 compared to 2011, as increased aflotoxin test kit revenues, caused by abnormally warm and dry weather conditions in the 2011 growing season, offset year-over-year declines in DON revenues resulting from an outbreak in the 2010 growing season which did not recur in fiscal year 2011. Allergen product revenues increased by 6% compared to 2011, as increased worldwide concern over the presence of allergens in finished food products positively affected sales.

Bacterial and General Sanitation revenues increased in 2012 by 11% compared with 2011, marking continued double digit increases. While sales of diagnostic test kits to detect pathogens such as E.coli, Listeria and Salmonella remained relatively flat with a 1% increase in product revenues, Soleris ® microbial detection instruments and vials, designed to detect the presence of yeasts, molds and other contaminants in foods, increased by 16% compared to 2011. AccuPoint™ readers and device sales, used to detect the cleanliness of contact surfaces in food preparation environments, achieved an 8% increase in product revenues over 2011. Continued market acceptance of these products is strong.

Dehydrated Culture Media and Other revenues increased by 3% in 2012, as declines in domestic traditional dehydrated culture media were offset with increased international revenues, certain genomics revenues to a number of European customers and higher shipping revenues.

Animal Safety revenues increased by 7% overall and included minimal revenues from the Igenity acquisition, which closed in May 2012. On an organic basis, Animal Safety revenues increased 6% in comparison with fiscal year 2011. Life Sciences and Other revenues increased 4% in 2012 with broad based increases from existing customers and new key accounts with increases in OEM Reagent products leading the increases.

Vaccine revenues increased by 16% compared with 2011, as effective marketing programs to animal practitioners resulted in continued utilization of the Company’s equine vaccine products.

Rodenticide and Disinfectant revenues decreased by 6% in comparison with 2011 following a year in which revenue increased by 17% due to a change in the law regarding product packaging for rodenticides, which went into effect on June 4, 2011. This law resulted in strong sales of rodenticides in the second half of 2011, which the Company believes, pulled sales which might otherwise have occurred in 2012, into 2011. The Company’s line of cleaners and disinfectants continued to be well accepted in the market, and increased 10% in 2012 compared to 2011. The product line continues to be a strong synergistic fit as it is marketed with the Company’s full line of biosecurity solutions.

Veterinary Instruments and Other products increased 21% for the year due to increased market penetration by several large distributors, both domestic and international, in 2012. Animal Care products led the revenue increases at 27%, disposable gloves and apparel increased by 25%, and Ideal Instruments product offerings, such as needles and syringe products, increased by 10% for the year, with broad based increases in several other product groups.

DNA Testing revenues, resulting from the purchase of GeneSeek Inc. in April 2010, increased 3% in 2012, compared to 2011. The acquisition of the Igenity product in May of 2012 did not contribute significantly in the year, but is expected to contribute in the future.

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

COST OF GOODS SOLD

(dollars in thousands)	2012	Increase	2011	Increase	2010
Cost of Goods Sold	$91,621	8%	$84,891	26%	$67,534

Cost of goods sold increased 8% in 2012 and 26% in 2011 in comparison with the prior years. This compares against revenue increases of 7% and 23% in 2012 and in 2011, respectively. Expressed as a percentage of revenues, cost of goods sold was 50%, 49% and 48% in 2012, 2011, and 2010, respectively. The increase in cost of goods sold, expressed as a percentage for 2011 compared to 2010, was primarily the result of the GeneSeek product line, which has lower gross margins than the other product lines of the Company. The increase in cost of goods sold, expressed as a percentage of sales, in 2012 compared to 2011 was due to product mix within the Animal Safety segment.

Food Safety gross margins were 65%, 64% and 64% in 2012, 2011 and 2010, respectively. Changes in margins between periods relate primarily to changes in product mix. Margins also benefitted in 2012 and in 2011 from the effects of efficiencies resulting from investments in manufacturing facilities and equipment.

Animal Safety gross margins were 36%, 37% and 38% in 2012, 2011 and 2010, respectively. The change in the margins from 2011 to 2012 was primarily due to product mix, as the decline in rodenticide revenues, which generally have a higher gross margin, were offset by increases in cleaners and disinfectants, which are a lower margin product. The decline in gross margin percentage for 2011 compared to 2010 was primarily the result of the GeneSeek product line, which has lower gross margins than the other product offerings in the segment.

OPERATING EXPENSES

(dollars in thousands)	2012	Increase/ (Decrease)	2011	Increase	2010
Sales and Marketing	$35,026	17%	$30,020	14%	$26,350
General and Administrative	17,024	13%	15,112	12%	13,488
Research and Development	6,636	(3%)	6,825	9%	6,258

Sales and marketing expenses increased by 17% in 2012 and by 14% in 2011, each compared with the prior year. As a percentage of sales, sales and marketing expense increased to 19% in 2012 from 17% in 2011 and from 19% in 2010. The 2012 increase was due primarily to a significant investment in sales and marketing personnel which the Company undertook beginning in 2011. This investment was designed to improve the Company’s sales and marketing capabilities, increase market penetration and allow for continued expansion, both domestically and internationally.

General and administrative expenses increased 13% in 2012 compared to 2011 and by 12% in 2011 compared to 2010. The increase in 2012 resulted primarily from increased salaries due to increases in personnel necessary to support the growth of the Company, increased amortization of customer based intangibles related to business acquired and legal fees related to the protection of the Company’s intellectual property. In 2011, the increase was primarily the result of administrative expenses absorbed from the acquisition of GeneSeek in April 2010 and increases in personnel related expenses.

Research and development expenses decreased 3% in 2012 compared to 2011 and increased by 9% in 2011 in comparison with 2010. As a percentage of revenue these expenses were 4% in both 2012 and 2011 and 5% in 2010. Although some fluctuation in research and development expenses will occur across periods, management expects research and development expenses to approximate 3-5% of revenues. Certain Company products require relatively less investment in research and development expenses. For those products requiring support by research and development, the Company estimates that it spends 8% to 10% of revenues in its research and development efforts.

OPERATING INCOME

(dollars in thousands)	2012	Increase/ (Decrease)	2011	Increase	2010
Operating Income	$33,739	(6%)	$35,835	33%	$26,879

During fiscal year 2012, the Company’s operating income decreased by 6% compared to 2011 and increased in 2011 by 33% when compared to 2010. As a percentage of revenues it was 18%, 21% and 19% in 2012, 2011 and 2010 respectively. The decline in 2012 was due primarily to the increases in selling, general and administrative expenses, which more than offset the higher gross margins resulting from increased revenue. In 2011, the significant increase in sales and gross margins was greater than the increase in operating expenses. In general, the Company has been successful in improving its operating income from revenue and gross margin growth from existing products and acquisitions and through control of manufacturing, distribution and administrative costs.

OTHER INCOME (EXPENSE)

(dollars in thousands)	2012	Increase	2011	Increase	2010
Other Income (Expense)	$224	N/A	$(596)	N/A	$442

Other income (expense) consists principally of royalty and license income, interest income from investing the Company’s excess cash balances, the impact of foreign currency transactions, and other miscellaneous items. Interest income is a result of the Company’s increase in cash and cash equivalents and marketable securities in the periods, offset by decreased interest rates. By investing only in certificates of deposit and high quality rated commercial paper maturing in one year or less, the Company follows a very conservative investment philosophy which, in the current market, results in returns of less than 1%.

In 2012, Other Income primarily consisted of royalty and licensing revenues totaling $329,000 in 2012, investment earnings of $107,000, and $154,000 for the reversal of the secondary payment obligation relating to the Geneseek acquisition, due to lower than projected profitability for the year, offset by losses on foreign currency transactions totaling $531,000.

In 2011 Other Income included a charge of $787,000 related to an increase in the secondary payment obligation for the GeneSeek acquisition due to the achievement of specified profitability levels, royalty and license income of $317,000, investment earnings of $95,000, and gains from foreign currency transactions of $11,000.

In 2010, Other Income consisted of royalty and license income of $181,000, investment earnings of $81,000, and gains from foreign currency transactions of $80,000.

FEDERAL AND STATE INCOME TAXES

(dollars in thousands)	2012	Increase/ (Decrease)	2011	Increase	2010
Federal and State Income Taxes	$11,450	(8%)	$12,400	27%	$9,800

The tax provision was 34% of pretax income in 2012, 35% in 2011 and 36% in 2010. Fluctuations in the tax rate from the 35% corporate rate is due to changes in the mix of the localities where income is earned in any year, stock option plan deductions as a result of exercise of shares and tax credits. At the end of 2011, the Company was under audit by the Internal Revenue Service for its 2009 fiscal year; in 2012 this audit was expanded to include the 2010 fiscal year as well. The audit concluded in late 2012 with a small favorable adjustment; thus, amounts totaling $550,000 which had been reserved as uncertain tax positions were reversed, resulting in an effective tax rate of 33.7% for 2012. Absent this adjustment, the Company’s 2012 tax rate would have been 35.3%, compared to 35.2% in 2011 and 35.9% in 2010.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2012	Increase	2011	Increase	2010
Net Income	$22,513	(1%)	$22,839	30%	$17,521
Net Income Per Share-Basic	$.96		$.99		$.78
Net Income Per Share-Diluted	$.94		$.96		$.76

Net income decreased by 1% in 2012 and increased by 30% in 2011 in comparison with the prior years. As a percentage of revenue, net income was 12% in 2012, 13% in 2011 and 12% in 2010. All of the above factors contributed to the changes in net income for the applicable years.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2012, the Company had $49,045,000 in cash and cash equivalents, $19,600,000 in marketable securities, working capital of $123,962,000 and total equity of $219,054,000. The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000 which expires on August 31, 2013. There were no advances against this line of credit during 2012, 2011 and 2010 and no balance outstanding at May 31, 2012 and 2011. Cash increased $13,200,000 during 2012, marketable securities decreased by $639,000, cash provided from operations was $22,277,000 and proceeds from stock option and employee stock purchase plan exercises provided an additional $7,626,000 of cash. Additions to property and equipment and other non-current assets used cash of $12,413,000.

Accounts receivable increased $7,204,000 or 25%, compared to May 31, 2011. This resulted primarily from increased sales and the timing of those sales. Sales in the last two months of 2012 were $5,600,000 higher than the last two months of 2011. These accounts are being actively managed and no losses thereon in excess of amounts reserved are currently expected. Days sales outstanding, a measurement of the time it takes to collect receivables, increased from 57 days at May 31, 2011 to 60 days at May 31, 2012, primarily due to extended terms granted to some of the large international distributors.

Inventory levels increased by 9% or $3,093,000 in 2012 as compared to 2011. Increases were due to higher sales volume and inventory build in Lexington to accommodate the move from a rented production facility to the newly purchased warehouse and production facility and increased chip inventories at GeneSeek, the result of large bulk purchases to gain larger discounts. During 2012, the Company continued programs aimed at improving inventory turnover and expects to maintain those programs into the future.

The Company completed construction of a warehouse in Randolph, Wisconsin in early 2012. It also purchased a 132,000 square foot warehouse facility in Lexington, Kentucky in August 2011 for $4.9 million. These facilities are generally believed to be adequate to support their existing operations in the near term.

Neogen has been profitable from operations for its last 77 quarters and has generated positive cash flow from operations during the period. However, the Company’s current funds may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional businesses, technology and products that fit within the Company’s strategic plan. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, has not had, and is not expected to have, a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$0	$0	$0	$0	$0
Operating Leases	87	87	0	0	0
Unconditional Purchase
Obligations	27,238	26,388	850	0	0

	$27,325	$26,475	$850	$0	$0

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings and short term investments.

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

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. To a lesser extent it also has assets, liabilities and operations in Mexico where the functional currency is the Mexican Peso and in Brazil where the functional currency is the Real. The Company’s investment in its foreign subsidiaries are considered long-term; accordingly, it does not hedge the net investment nor does it generally engage in other foreign currency hedging activities. It does, however, use strategies to reduce current exposure to currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst &Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13-a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2012. Based on and as of the time of such evaluation, the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rues 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2012. The effectiveness of internal control over financial reporting as of May 31, 2012, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Neogen Corporation

We have audited Neogen Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neogen Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation as of May 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended May 31, 2012, and our report dated July 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

July 30, 2012

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 proxy statement is included herein by reference.

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

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	President & Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety	1995
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Jason W. Lilly, Ph. D., MBA	Vice President, Corporate Development	2005
Joseph M. Madden, Ph.D.	Vice President, Scientific Affairs	1997
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
Jennifer A. Rice, D.V.M, Ph.D.	Vice President & Senior Research Director	2008

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 59, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President & Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe, GeneSeek and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980.

Edward L. Bradley, age 52, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

James L. Herbert, age 72, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 55, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Joseph M. Madden, age 63, joined Neogen in December 1997 as Vice President of Scientific Affairs after retiring from the Food and Drug Administration as its Microbiology Strategic Manager. He joined the FDA in 1978 and spent his first 10 years as a research microbiologist for the agency. Dr. Madden has served on numerous committees on food safety, including his current appointment to the National Advisory Committee on Microbiological Criteria for Foods. He is regarded by regulatory agencies and the food industry as being one of the nation’s top experts on both scientific and regulatory issues relating to food safety.

Jason W. Lilly, age 38, joined the company in June 2005 as Market Development Manager for Food Safety. In June 2009, he began to work in the Corporate Development group. He was named Vice President of Corporate Development in December 2011. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation. Dr. Lilly holds his Ph.D. in Plant Breeding and Plant Genetics from the University of Wisconsin-Madison, and an MBA in Integrative Management from Michigan State University. Dr. Lilly’s technical knowledge and business acumen provides the Company with a strong combination of merger and acquisition skills.

Terri A. Morrical, age 47, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She has directed most aspects of the Company’s Animal Safety operations since she joined the Company and currently serves as Vice President in charge of all of the Company’s Animal Safety operations. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 56, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Steven J. Quinlan, age 48, joined Neogen in January 2011 as Vice President and Chief Financial Officer. Mr. Quinlan came to Neogen following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was Corporate Controller at Detrex from 1998-2001, and was Divisional Controller for a number of Detrex operating businesses from 1992-1997. Prior to joining Detrex, Mr. Quinlan was employed by Ford Motor Company from 1989 through 1991 as a Cost Analyst. He was associated with the public accounting firm of Price Waterhouse from 1985-1989.

Jennifer A. Rice, age 51, joined the company in February 2009 as Senior Scientific Officer. In October 2010, she was named Vice President and Senior Research Director and has responsibility to manage and lead Neogen’s R&D portfolio. Prior to joining Neogen, Dr. Rice served as Animal Health Global Product Development Leader at Dow AgroSciences. From 1996 to 2004, she held Research Director positions at Biocor Animal Health (2001-2004) and Merial Animal Health (1996-2001). Dr. Rice’s strong background in leading large global Research and Development teams brings a very important management skill to Neogen.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Jack C. Parnell, a Director of the Company, is a governmental relations advisor to the law firm of Kahn, Soares & Conway, retained by Neogen to represent it in governmental relations matters. The Company paid Kahn, Soares & Conway a monthly fee of $750 for up to ten hours of consulting. The agreement with Kahn, Soares & Conway was terminated by the Company at the end of November 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Neogen’s proxy statement to be filed within 120 days of May 31, 2012.

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

Dated: July 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	July 30, 2012

/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer and Director	July 30, 2012

/s/ Steven J. Quinlan Steven J. Quinlan	Vice President & Chief Financial Officer (Principal Accounting Officer)	July 30, 2012

* William T. Boehm	Director

* A. Charles Fischer	Director

* Richard T. Crowder	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert
	James L. Herbert, Attorny-in-fact	July 30, 2012

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2012

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2011).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form10-Q dated February 29, 2000)

10.1	Neogen Corporation 1997 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.2	Neogen Corporation 2007 Stock Option Plan as amended and restated, (Incorporated by reference to Exhibit A to the Registrant’s 2011 Proxy Statement August 31, 2011 filed September 1, 2011).

10.3.a	Line of Credit Note (Facility A) dated August 31, 2011 between Registrant and JPMorgan Chase N.A.

10.3.b	Line of Credit Note (Facility B) dated August 31, 2011 between Registrant and JPMorgan Chase N.A.

10.4	Second Amendment to Credit Agreement effective August 31, 2011 between Registrant and JPMorgan Chase N.A.

10.5	Stock Purchase agreement among Neogen Corporation, GeneSeek, Inc. and the Shareholders of GeneSeek dated March 31, 2010 (Incorporated by reference to the Registrant’s form 10-K filed August 16, 2010).

10.6	Summary of Director Compensation

21.0	Listing of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.1	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2012

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 31, 2012 and 2011

Consolidated Statements of Income—Years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Equity—Years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows—Years ended May 31, 2012, 2011 and 2010

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the Company) as of May 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation at May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neogen Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

July 30, 2012

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Assets

(in thousands)

	May 31
	2012	2011
Assets

Current Assets
Cash and cash equivalents	$49,045	$35,844
Marketable securities	19,600	20,239
Accounts receivable, less allowance of $800 and $800 at May 31, 2012 and 2011	35,652	28,634
Inventories	34,992	31,994
Deferred income taxes	1,328	1,044
Prepaid expenses and other current assets	3,324	4,747

Total Current Assets	143,941	122,502

Property and Equipment
Land and improvements	1,439	1,195
Buildings and improvements	20,657	14,417
Machinery and equipment	27,508	22,973
Furniture and fixtures	1,410	1,164
Construction in progress	590	1,217

	51,604	40,966
Less accumulated depreciation	21,671	18,626

Net Property and Equipment	29,933	22,340

Other Assets
Goodwill	53,052	51,584
Other non-amortizable intangible assets	5,270	5,166
Amortizable customer based intangibles, net of accumulated amortization of $7,111 and $5,431 at May 31, 2012 and 2011	10,826	12,006
Other non-current assets, net of accumulated amortization of $3,578 and $2,789 at May 31, 2012 and 2011	8,578	6,064

Total Other Assets	77,726	74,820

	$251,600	$219,662

See accompanying notes to consolidated financial statements.

-F1-

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Liabilities and Equity

(in thousands, except share and per share)

	May 31
	2012	2011
Liabilities and Equity

Current Liabilities
Accounts payable	$10,760	$8,516
Accruals
Compensation and benefits	2,756	2,715
Federal income taxes	809	0
Other	5,654	6,566

Total Current Liabilities	19,979	17,797

Deferred Income Taxes	9,974	8,347
Other Long-Term Liabilities	2,593	4,540

Total Liabilities	32,546	30,684

Commitments and contingencies (note 7)

Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	0	0
Common stock, $0.16 par value - shares authorized 60,000,000; 23,619,761 and 23,290,604 shares issued and outstanding at May 31, 2012 and 2011	3,779	3,727
Additional paid-in capital	89,592	81,248
Accumulated other comprehensive loss	(1,227)	(394)
Retained earnings	126,695	104,064

Total Neogen Corporation and Subsidiaries
Stockholders Equity	218,839	188,645

Noncontrolling interest	215	333

Total Equity	219,054	188,978

	$251,600	$219,662

See accompanying notes to consolidated financial statements.

-F2-

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share)

	Year Ended May 31
	2012	2011	2010
Net Sales	$184,046	$172,683	$140,509

Cost of Goods Sold	91,621	84,891	67,534

Gross Margin	92,425	87,792	72,975

Operating Expenses
Sales and marketing	35,026	30,020	26,350
General and administrative	17,024	15,112	13,488
Research and development	6,636	6,825	6,258

	58,686	51,957	46,096

Operating Income	33,739	35,835	26,879

Other Income (Expense)
Interest income	107	95	81
Royalty income	329	317	181
Change in purchase consideration	154	(787)	0
Other, net	(366)	(221)	180

	224	(596)	442

Income Before Income Taxes	33,963	35,239	27,321
Provision for Income Taxes	11,450	12,400	9,800

Net Income	$22,513	$22,839	$17,521

Net Income Per Share
Basic	$0.96	$0.99	$0.78
Diluted	$0.94	$0.96	$0.76

See accompanying notes to consolidated financial statements.

-F3-

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, June 1, 2009	22,105,329	$3,537	$61,535	$(430)	$63,611	$426	$128,679
Exercise of options and warrants, including based compensation and $ 709 income tax benefit	500,242	80	7,687				7,767
Issuance of shares under Employee Stock Purchase Plan	19,828	4	328				332
Comprehensive income:
Net income (loss) for 2010					17,559	(38)	17,521
Foreign currency translation adjustments				(1,246)			(1,246)

Total comprehensive income							16,275

Balance, May 31, 2010	22,625,399	3,621	69,550	(1,676)	81,170	388	153,053

Exercise of options and warrants, including share based compensation and $ 2,992 income tax benefit	646,953	103	11,283				11,386
Issuance of shares under Employee Stock Purchase Plan	18,252	3	415				418
Comprehensive income:
Net income (loss) for 2011					22,894	(55)	22,839
Foreign currency translation adjustments				1,282			1,282

Total comprehensive income							24,121

Balance, May 31, 2011	23,290,604	$3,727	$81,248	$(394)	$104,064	$333	$188,978

See accompanying notes to consolidated financial statements.

-F4-

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Exercise of options and warrants, including share based compensation and $ 1,829 income tax benefit	315,013	50	7,837				7,887
Issuance of shares under Employee Stock
Purchase Plan	14,144	2	507				509
Comprehensive income:
Net income (loss) for 2012					22,631	(118)	22,513
Foreign currency translation adjustments				(833)			(833)

Total comprehensive income							21,680

Balance, May 31, 2012	23,619,761	$3,779	$89,592	$(1,227)	$126,695	$215	$219,054

-F5-

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended May 31
	2012	2011	2010
Net income	$22,513	$22,839	$17,521
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	6,173	5,329	4,435
Deferred income taxes	1,340	2,253	(200)
Share based compensation	2,455	2,237	2,237
Excess income tax benefit from the exercise of stock options	(1,829)	(2,992)	(709)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,204)	(903)	(2,240)
Inventories	(3,093)	(434)	64
Prepaid expenses and other current assets	1,497	499	390
Accounts payable	2,330	1,196	3,008
Accruals and other changes	(1,905)	(1,181)	3,482

Net Cash From Operating Activities	22,277	28,843	27,988

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(12,413)	(7,796)	(5,431)
Proceeds from the sale of marketable securities	72,270	40,076	0
Purchases of marketable securities	(71,631)	(60,315)	0
Business acquisitions, net of cash acquired	(4,011)	0	(20,302)

Net Cash Used In Investing Activities	(15,785)	(28,035)	(25,733)
Cash Flows From Financing Activities
Exercise of options	5,797	10,259	5,900
Repurchase of common stock
Excess income tax benefit from the exercise of stock options	1,829	2,992	709
Increase (Decrease) in other long-term liabilities	(750)	(1,217)	100

Net Cash From Financing Activities	6,876	12,034	6,709
Effect of Exchange Rate on Cash	(167)	196	0
Net Increase (Decrease) In Cash and Cash Equivalents	13,201	13,038	8,964
Cash And Cash Equivalents At Beginning of Year	35,844	22,806	13,842

Cash And Cash Equivalents At End of Year	$49,045	$35,844	$22,806

Supplement Cash Flow Information
Income taxes paid, net of refunds	$6,445	$9,863	$6,283

See accompanying notes to consolidated financial statements.

-F6-

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and markets a diverse line of products and services dedicated to food and animal safety.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V., which is 60% owned and Neogen do Brazil, which is 94% owned. Noncontrolling interest represents the noncontrolling owner’s proportionate share in the equity of the Company’s majority owned subsidiaries. The noncontrolling owner’s proportionate share in the income or losses of the Company’s majority owned subsidiaries is included in other income, net in the statements of income.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off against the reserve for uncollectible accounts. One customer accounted for more than 10% of accounts receivable at May 31, 2012. As of May 31, 2012 the balance due from that customer was $3,785,000, approximately 10% of the total of all outstanding accounts receivable.

The Company maintained a valuation allowance for accounts receivable of $800,000 at May 31, 2012 and $800,000 at May 31, 2011. Expenses related to uncollectable accounts and allowance adjustments were $38,000, $430,000 and $242,000 in 2012, 2011 and 2010, respectively. Write-offs were $38,000, $230,000 and $242,000 in 2012, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments other than cash equivalents and marketable securities, which include accounts receivable, accounts payable, and accrued expenses, approximate fair value based on either their short maturity or current terms for similar instruments.

-F7-

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash equivalents were $49,045,000 and $35,844,000 at May 31, 2012 and 2011, respectively. The carrying value of these assets approximates fair value.

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

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of short-term domestic certificates of deposit and commercial paper rated at least A-2/P-2 with maturities between 91 days and one year. Outstanding marketable securities at May 31, 2012 were $19,600,000; there were $20,239,000 marketable securities outstanding at May 31, 2011. These securities are classified as held for sale. The primary objective of the Company’s short-term investment activity is to preserve capital for the purpose of funding operations; short-term investments are not entered into for trading or speculative purposes. These are recorded at fair values based on inputs, other than quoted prices in active markets, that are observable either directly or indirectly. (Level 2).

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31
(in thousands)	2012	2011
Raw materials	$13,997	$12,125
Work-in-process	2,110	2,192
Finished and purchased finished goods	18,885	17,677

	$34,992	$31,994

No less frequently than quarterly, inventory is analyzed for slow moving and obsolete inventory and the valuation allowance is adjusted as required. Write offs against the allowance are not separately identified. The valuation allowance for inventory was $1,100,000 and $1,150,000 at May 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements and three to ten years for furniture, fixtures, machinery and equipment. Depreciation expense was $3,646,000, $3,185,000 and $2,734,000 in 2012, 2011 and 2010, respectively.

-F8-

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. In general, goodwill is amortizable for tax purposes over 15 years. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to 20 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations. The remaining weighted-average amortization period for customer based intangibles and other intangibles is 13 and 7 years, respectively, at May 31, 2012 and May 31, 2011.

Long-lived Assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is first evaluated by comparing the carrying value of the long-lived assets to discounted future cash flows over the remaining useful life of the assets. If the discounted cash flows are less than the carrying value of the assets, the fair value of the long-lived assets is determined, and if lower than the carrying value, impairment is recognized through a charge to operations.

Reclassifications

Certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation.

Stock Options

At May 31, 2012, the Company had stock option plans which are described more fully in Note 5.

The weighted-average fair value per share of stock options granted during 2012, 2011 and 2010, estimated on the date of grant using the Black-Scholes option pricing model, was $10.41, $8.66 and $6.35 respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2012	2011	2010
Risk-free interest rate	1.2%	1.7%	2.0%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	36.4%	35.8%	37.8%
Expected option life	4.0 years	4.0 years	4.0 years

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

-F9-

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as sales, while the related expenses incurred by the Company are recorded in sales and marketing expense; these expenses totaled $5,940,000, $5,211,000 and $4,494,000 in 2012, 2011 and 2010, respectively.

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

The Company’s foreign subsidiaries are comprised of Neogen Europe (wholly owned subsidiary), Neogen Latin America (60% owned by Neogen) and Neogen do Brazil (94% owned by Neogen). Based on historical experience as well as the Company’s future plans, earnings from these subsidiaries are expected to be re-invested indefinitely for future expansion and working capital needs. Furthermore, the Company’s domestic operations have historically produced sufficient operating cash flow, to mitigate the need to remit foreign earnings. On an annual basis, the Company evaluates the current business environment and whether any new events or other external changes might require a reevaluation of the decision to indefinitely re-invest foreign earnings. At May 31, 2012 unremitted earnings of the foreign subsidiaries were $9,609,000.

Research and Development Costs

Research and Development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $993,000, $677,000 and $633,000 in 2012, 2011 and 2010, respectively.

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

	Year ended May 31
(in thousands)	2012	2011	2010
Numerator for basic and diluted net income per share - Net Income	$22,513	$22,839	$17,521

Denominator - Denominator for basic net income per share weighted average shares	23,466	23,007	22,425
Effect of dilutive stock options and warrants	553	784	666

Denominator for diluted net income per share	24,019	23,791	23,091
Net income per share
Basic	$0.96	$0.99	$0.78
Diluted	$0.94	$0.96	$0.76

In 2012, 52,300 and in 2011, 12,000 options were excluded from the computations of net income per share as the option exercise prices exceeded the average market price of the common shares. No options were excluded in 2010.

-F10-

New Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The Company will adopt the update in the first quarter of its fiscal 2013; the adoption will affect the presentation of its financial statements, but will not have an impact on the results of the Company’s operations.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The Company does not believe that the adoption of this update will have a material effect on the Company’s consolidated financial statements.

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350 – Intangibles Goodwill and Other (ASC 350). ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as prescribed by ASC 350 as of the first day of the fourth quarter of 2012 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by business segment:

(In thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2010	$16,552	$36,347	$52,899
Goodwill acquired	144	(1,459)	(1,315)

Balance, May 31, 2011	$16,696	$34,888	$51,584
Goodwill acquired	000	1,468	1,468

Balance, May 31, 2012	$16,696	$36,356	$53,052

At May 31, 2012, non-amortizable intangible assets included licenses of $555,000, trademarks of $3,491,000 and a customer relationship intangible of $1,224,000. At May 31, 2011, non-amortizable intangible assets consisted of licenses of $555,000, trademarks of $3,387,000 and a customer relationship intangible of $1,224,000.

Amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

(In thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$3,814	$1,066	$2,748
Covenants not to compete	282	127	155
Patents	4,497	1,951	2,546
Customer relationship intangibles	17,937	7,111	10,826

Balance, May 31, 2012	$26,530	$10,255	$16,275

Licenses	$2,606	$768	$1,838
Covenants not to compete	282	73	209
Patents	5,099	1,948	3,151
Customer relationship intangibles	17,437	5,431	12,006

Balance, May 31, 2011	$25,424	$8,220	$17,204

Amortization expense for intangibles totaled $2,537,000, $2,144,000 and $1,701,000 in 2012, 2011, and 2010, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $2,438,000 in 2013, $2,259,000 in 2014, $2,032,000 in 2015, $1,818,000 in 2016, and $1,725,000 in 2017. The amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 20 years for patents, and 12 to 20 years for customer based intangibles. All definite lived intangibles are amortized on a straight line basis with the exception of definite lived customer based intangibles which are amortized on an accelerated basis.

-F11-

3.	Business Combinations

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On December 1, 2009, the Company purchased the BioKits food safety allergen test kits business of Gen-Probe Incorporated. Consideration for the purchase, which was determined through arm’s length negotiations, approximated $6.5 million in cash. The final allocation of the purchase price included net current assets of $770,000, fixed assets of $163,000 and intangible assets of $5,522,000. The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The acquisition has been integrated into the Food Safety segment.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of Geneseek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. In 2012, the Company reversed $154,000 of the secondary payment liability, based on a lower calculated second year payout than had been estimated at May 31, 2011 due to lower 2012 earnings. In May 2012, the second year payment of $1,263,000 was made to the former owners, and the balance of the secondary liability recorded at May 31, 2012 was $1,495,000 for the third and final year of the agreement. The acquisition has been integrated into the Animal Safety segment.

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory for approximately $813,000 in cash and a potential secondary payment of approximately $200,000 from its parent company, GlycoMar Ltd. Based in Oban, Scotland, VeroMara offers commercial testing for the shellfish and salmon aquaculture industries. VeroMara’s offerings include tests for shellfish toxins, general foodborne pathogens, including E. coli noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year. The acquisition is expected to provide a strong synergistic fit for the Company’s Food Safety segment and was integrated into the Company’s Scotland location.

On May 1, 2012, the Company purchased the assets of the Igenity animal genomics business from Merial Limited. Consideration for the purchase, which was determined through arm’s length negotiations, was $3,200,000 in cash and included preliminary allocations of net current assets of $335,000, fixed assets of $340,000, $600,000 accrued for secondary consideration and intangible assets of $3,125,000. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. In the past, GeneSeek conducted the genetic testing of samples for Igenity, and Igenity used the information with its extensive bioinformatics system to identify the animal’s positive or negative traits. The Igenity business will be moved to GeneSeek’s operations in Lincoln, Nebraska, and operate as part of Neogen’s GeneSeek subsidiary, within the Animal Safety segment.

4.	Long-Term Debt

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000 which matures on September 1, 2013. There were no advances against this line of credit during 2012, 2011 and 2010 and no balance outstanding at May 31, 2012 and 2011. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.24% at May 31, 2012). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at May 31, 2012 and May 31, 2011.

-F12-

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 1,108,000, 397,000 and 687,000 at May 31, 2012, 2011 and 2010, respectively. Options vest ratably over three and five year periods and the contractual terms are generally five years.

(In thousands except for share price)	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at May 31, 2009 (833 exercisable)	2,114	$11.67	$3.98
Granted	426	19.60	6.35
Exercised	(480)	8.57	3.04
Forfeited	(62)	13.56	4.54

Outstanding at May 31, 2010 (729 exercisable)	1,998	14.14	4.72
Granted	293	28.50	8.66
Exercised	(627)	9.83	3.98
Forfeited	(90)	18.22	5.84

Outstanding at May 31, 2011 (509 exercisable)	1,574	17.77	5.71
Granted	316	34.59	10.41
Exercised	(320)	12.44	4.39
Forfeited	(27)	16.62	5.39

Outstanding at May 31, 2012	1,543	22.34	6.95
(575 exercisable)

The following is a summary of stock options outstanding at May 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted Average Exercise Price
$ 4.23 - $ 16.04	300,053	1.95	$11.29	212,744	$10.35
16.05 - 19.17	296,455	2.12	17.99	170,610	17.84
19.18 - 19.94	328,155	2.57	19.55	117,481	19.55
19.95 - 33.92	300,450	4.10	27.66	72,486	26.58
33.93 - 40.58	318,000	4.74	34.70	1,767	40.47

	1,543,113	3.11	22.34	575,088	16.59

The weighted-average exercise price of shares that were exercisable at May 31, 2012 and 2011 was $16.59 and $13.32, respectively. The weighted-average grant-date fair value of options granted in 2012, 2011, and 2010 was $10.41, $8.66 and $6.35, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $25,617,000 and $12,855,000 respectively, at May 31, 2012, $42,607,000 and $16,040,000 respectively, at May 31, 2011 and $23,119,000 and $10,740,000 respectively, at May 31, 2010. The aggregate intrinsic value of options exercised during the year was $8,226,000 in 2012, $15,262,000 in 2011 and $6,554,000 in 2010. Remaining compensation cost to be expensed in future periods for non-vested options was $3,206,000 at May 31, 2012, with a weighted average expense recognition period of 2.3 years.

-F13-

The following table summarizes warrant activity with non-employees that were expensed at fair value upon grant. All warrants were exercisable for common stock of the Company and expired in 2012.

(In thousands except for share price)	Shares	Weighted-Average Exercise Price
Outstanding warrants at June 1, 2009	52	$8.40
Warrants exercised during the year	(20)	8.28
Warrants forfeited during the year	(3)	8.55

Outstanding warrants at May 31, 2010	29	8.48
Warrants exercised during the year	(20)	8.30
Warrants forfeited during the year	(2)	8.18

Outstanding warrants at May 31, 2011	7	9.02
Warrants exercised during the year	(2)	9.02
Warrants forfeited during the year	(5)	9.02

Outstanding warrants at May 31, 2012	0	0

Common stock totaling 58,464 of the 225,000 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. An additional 250,000 shares are also reserved for issuance under the terms of the 2011 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees were 14,144, 18,252 and 19,828 in 2012, 2011 and 2010, respectively.

-F14-

6.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31
(In thousands)	2012	2011	2010
Current:
U.S. Taxes	$9,520	$9,336	$9,550
Foreign	587	811	450
Deferred	1,343	2,253	(200)

	$11,450	$12,400	$9,800

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31
(In thousands)	2012	2011
Deferred income tax liabilities
Indefinite and long-lived assets	$(11,238)	$(9,500)
Prepaids	(365)	(475)

	(11,603)	(9,975)
Deferred income tax assets
Inventories and accounts receivable	1,149	1,041
Acquired net operating loss carry forwards	19	195
Accrued liabilities and other	1,789	1,436

	2,957	2,672

Net deferred income tax liabilities	$(8,646)	$(7,303)

The remaining acquired net operating loss carryforwards resulted in a deferred tax asset at May 31, 2012 of $19,000, which will expire in 2019.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(In thousands)	2012	2011	2010
Tax at U.S. statutory rates	$11,900	$12,300	$9,600
Tax credits and other	(755)	(145)	(25)
Provisions for state income taxes, net of federal benefit	305	245	225

	$11,450	$12,400	$9,800

At the end of 2011, the Company was under audit by the Internal Revenue Service for its 2009 fiscal year; in 2012 this audit was expanded to include the 2010 fiscal year as well. The audit concluded in late 2012 with a slight favorable adjustment; thus, amounts totaling $550,000 which had been reserved as uncertain tax positions were reversed in the fourth quarter of 2012, resulting in an effective tax rate of 33.7% for 2012. Absent this adjustment, the Company’s 2012 tax rate would have been 35.3%, compared to 35.2% in 2011 and 35.9% in 2010.

The Company has no significant accrual for unrecognized tax benefits at May 31, 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2010.

-F15-

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at May 31, 2012 and 2011, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long term liabilities in the consolidated balance sheet.

In August 2011 the company purchased a facility in Lexington, Kentucky for $4,950,000. This purchase provides the Company an additional 128,000 square feet of office, production and warehouse space. Currently a large portion of the building is leased to outside parties. Lease rental income is expected to be $191,000 for 2013, $183,000 for 2014 and $119,000 for 2015.

The Company has entered into an agreement to purchase an additional 36,000 square foot facility adjacent to the Company’s facility on the campus of the Scottish Agricultural College in Ayr, Scotland for approximately $1.5 million. The purchase is expected to be completed in the first half of fiscal year 2013.

The Company has agreements with unrelated third parties that provide for the payment of license fees and royalties on the sale of certain products. License fees and royalty expense under the terms of these agreements was $1,371,000, $1,561,000 and $1,337,000 for 2012, 2011 and 2010, respectively.

The Company has agreements with unrelated third parties that provide for guaranteed minimum royalty payments for certain technologies, as follows: 2013-$250,000, 2014-$350,000, 2015-$500,000, and 2016 and later-$0.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2012, 2011 and 2010 was $495,000, $477,000 and $428,000, respectively. Future minimum rental payments for these leases over their remaining terms are as follows: 2012—$ 87,000; and 2013—$0.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, will not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to IRS limits, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $760,000, $733,000 and $622,000 in 2012, 2011 and 2010, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genetic identification services. Additionally, the Animal Safety segment produces and markets rodenticides and disinfectants to assist in control of rodents and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

-F16-

Segment information is as follows:

(In thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2012
Net sales to external customers	$91,104	$92,942	$0	$184,046
Operating income (loss)	23,932	12,039	(2,232)	33,739
Depreciation and amortization	3,500	2,673	0	6,173
Interest income	0	0	107	107
Income taxes	7,795	3,589	66	11,450
Total assets	62,227	106,987	82,386	251,600
Expenditures for long-lived assets	4,633	7,780	0	12,413

2011
Net sales to external customers	85,514	87,169	0	172,683
Operating income (loss)	24,305	13,342	(1,812)	35,835
Depreciation and amortization	3,251	2,078	0	5,329
Interest income	0	0	95	95
Income taxes (benefit)	8,410	4,617	(627)	12,400
Total assets	78,373	90,832	50,457	219,662
Expenditures for long-lived assets	4,908	2,888	0	7,796

2010
Net sales to external customers	76,454	64,055	0	140,509
Operating income (loss)	21,103	7,801	(2,025)	26,879
Depreciation and amortization	2,924	1,511	0	4,435
Interest income	0	0	81	81
Income taxes (benefit)	7,570	2,798	(568)	9,800
Total assets	74,583	87,894	17,756	180,233
Expenditures for long-lived assets	4,364	1,067	0	5,431

(1)	Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

Sales to customers located outside the United States amounted to $76,672,000 or 41.7% of consolidated sales in 2012, $72,724,000 or 42.1% in 2011 and $56,031,000 or 39.9% in 2010 and were derived primarily in the geographic areas of Europe, Canada, South and Central America, and Asia. Revenues from one Food Safety distributor customer were 8.8% of total revenues in 2012, 9.7% in 2011 and 10.3% in 2010. No other customer represented revenues in excess of 10% of consolidated net sales in any of the three years. The United States based operations represent 96% of the Company’s long-lived assets as of May 31, 2012 and 2011.

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of May 31, 2011, 74,684 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in 2012 or 2011. Shares purchased under the program were retired.

-F17-

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
(In thousands, except per share)	August 2011	November 2011	February 2012	May 2012
Net sales	$45,697	$44,891	$44,912	$48,546
Gross margin	22,977	22,657	22,892	23,899
Net income	6,004	5,237	5,244	6,028
Basic net income per share	.26	.22	.22	.26
Diluted net income per share	.25	.22	.22	.25

	Quarter Ended
(In thousands, except per share)	August 2010	November 2010	February 2011	May 2011
Net sales	$42,923	$43,931	$42,235	$43,594
Gross margin	22,767	22,488	20,588	21,949
Net income	5,824	6,110	4,943	5,962
Basic net income per share	.26	.27	.21	.26
Diluted net income per share	.25	.26	.21	.25

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

-F18-