Form 10-Q
period 2012-08-31
NEOGEN CORP
filed 2012-09-28
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17988

Neogen Corporation

(Exact name of registrant as specified in its charter)

Michigan	38-2367843
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

YES   ☐     NO   ☒

As of September 1, 2012, there were 23,799,877 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2012	May 31, 2012
	(In thousands, except share and per share amounts)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,485	$49,045
Marketable securities	30,019	19,600
Accounts receivable, less allowance of $850 and $800	37,694	35,652
Inventories	35,009	34,992
Deferred income taxes	1,328	1,328
Prepaid expenses and other current assets	4,200	3,324

TOTAL CURRENT ASSETS	152,735	143,941

NET PROPERTY AND EQUIPMENT	30,666	29,933

OTHER ASSETS
Goodwill	53,078	53,052
Other non-amortizable intangible assets	5,275	5,270
Customer based intangibles, net of accumulated amortization of $7,509 and $7,111	10,428	10,826
Other non-current assets, net of accumulated amortization of $3,821 and $3,578	8,615	8,578

	77,396	77,726

TOTAL ASSETS	$260,797	$251,600

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$9,329	$10,760
Accrued compensation	2,146	2,756
Income taxes	2,396	809
Other accruals	5,099	5,654

TOTAL CURRENT LIABILITIES	18,970	19,979

DEFERRED INCOME TAXES	9,974	9,974
OTHER LONG-TERM LIABILITIES	2,638	2,593

	12,612	12,567

TOTAL LIABILITIES	31,582	32,546

EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 23,799,877 and 23,619,761 shares issued and outstanding at August 31, 2012 and May 31, 2012, respectively	3,808	3,779
Additional paid-in capital	92,676	89,592
Accumulated other comprehensive loss	(879)	(1,227)
Retained earnings	133,409	126,695

Total Neogen Corporation Stockholders’ Equity	229,014	218,839
Noncontrolling interest	201	215

TOTAL EQUITY	229,215	219,054

TOTAL LIABILITIES AND EQUITY	$260,797	$251,600

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31
	(In thousands, except share and per share amounts)
	2012	2011
Net Sales	$49,729	$45,697
Cost of goods sold	23,235	22,720

GROSS MARGIN	26,494	22,977

OPERATING EXPENSES
Sales and marketing	9,758	8,103
General and administrative	4,482	4,012
Research and development	1,926	1,512

	16,166	13,627

OPERATING INCOME	10,328	9,350

OTHER INCOME (EXPENSE)
Interest income	38	22
Change in purchase consideration	(13)	(26)
Other income (expense)	47	(33)

	72	(37)

INCOME BEFORE INCOME TAXES	10,400	9,313
INCOME TAXES	3,700	3,300

NET INCOME	6,700	6,013

Net Loss (Income) attributable to non-controlling interest	14	(9)

Net Income attributable to Neogen Corporation	6,714	6,004

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.28	$0.26

Diluted	$0.28	$0.25

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended August 31
	(In thousands, except share and per share amounts)
	2012	2011
Net Income	$6,700	$6,013
Currency Translation Adjustments	348	(123)

Comprehensive Income	7,048	5,890

Comprehensive Loss (Income) attributable to non-controlling interest	14	(9)

Comprehensive Income attributable to Neogen Corporation	$7,062	$5,881

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total

	Shares	Amount
	(In thousands)
Balance, June 1, 2012	23,620	$3,779	$89,592	($1,227)	$126,695	$215	$219,054
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $1,029 of excessive income tax benefit	173	28	2,828				2,856
Issuance of shares under employee stock purchase plan	7	1	256				257
Comprehensive income:
Net income (loss) for the three months ended August 31, 2012					6,714	(14)	6,700
Foreign currency translation adjustments				348			348

Balance, August 31, 2012	23,800	$3,808	$92,676	($879)	$133,409	$201	$229,215

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31
	(In thousands, except share and per share amounts)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,700	$6,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,626	1,379
Share based compensation	682	600
Excess income tax benefit from the exercise of stock options	(1,029)	(556)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,790)	(4,039)
Inventories	35	(2,208)
Prepaid expenses and other current assets	(1,136)	(176)
Accounts payable, accruals and other	(644)	334

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,444	1,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(1,923)	(6,827)
Proceeds from the sale of marketable securities	18,428	16,070
Purchases of marketable securities	(28,847)	(25,157)
Payments for business	0	(810)

NET CASH USED IN INVESTING ACTIVITIES	(12,342)	(16,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	(287)	(86)
Net proceeds from issuance of common stock	2,494	1,098
Excess income tax benefit from the exercise of stock options	1,029	556

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,236	1,568

EFFECT OF EXCHANGE RATE ON CASH	102	(3)

DECREASE IN CASH	(4,560)	(13,812)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,045	35,844

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,485	$22,032

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2013. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2012 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2012.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2012	May 31, 2012
	(In thousands)
Raw Materials	$13,608	$13,997
Work-in-process	2,908	2,110
Finished and purchased goods	18,493	18,885

	$35,009	$34,992

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended August 31
	2012	2011
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$6,714	$6,004
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,678	23,326
Effect of dilutive stock options and warrants	520	735

Denominator for diluted net income per share	24,198	24,061
Net income attributable to Neogen Corporation per share:
Basic	$0.28	$0.26

Diluted	$0.28	$0.25

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

Segment information for the three months ended August 31, 2012 and 2011 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2013
Net sales to external customers	$26,195	$23,534	$0	$49,729
Operating income (reduction)	7,669	3,243	(584)	10,328
Total assets	89,170	105,769	65,858	260,797

Fiscal 2012
Net sales to external customers	$23,282	$22,415	$0	$45,697
Operating income (reduction)	7,163	2,743	(556)	9,350
Total assets	68,689	98,231	60,702	227,622

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the three months ended August 31, 2012 follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 1, 2012	1,543,000	$22.34
Granted	0	0.00
Exercised	(183,000)	14.07
Forfeited	(4,000)	27.44

Options outstanding at August 31, 2012	1,356,000	23.45

During the three month period ended August 31, 2012 and 2011, the Company recorded $682,000 and $600,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY-2012, estimated on the date of grant using the Black-Scholes option pricing model was $10.42 per option. The fair value of stock options granted was estimated using the following weighted-average assumptions. No options were granted in FY-2013 to date.

	FY-13	FY-12
Risk-free interest rate	N/A	1.2%
Expected dividend yield	N/A	0%
Expected stock price volatility	N/A	36.4%
Expected option life	N/A	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The Company has complied with the required presentation in this first quarter report; the adoption of the required presentation did not affect the results of the Company’s operations, only the presentation of such results.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. This standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The company performs its qualitative assessment in the fourth quarter of its fiscal year, and at that time will determine which approach to use. It is not expected that the adoption of this update will have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued an accounting standard update titled Intangibles – Goodwill and Other: Testing Indefinite Lived Intangible Assets for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible amount is less than its carrying amount and, in some cases, skip the quantitative impairment test. This standard is effective for fiscal year beginning after September 15, 2012, and early adoption is permitted. It is not expected that the adoption of this update will have a material effect on the Company’s consolidated financial statements.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of Geneseek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. In 2012, the Company reversed $154,000 of the secondary payment liability, based on a lower calculated second year payout than had been estimated at May 31, 2011 due to lower 2012 earnings. In May 2012, the second year payment of $1,263,000 was made to the former owners; the balance of the secondary liability recorded at August 31, 2012 was $1,408,000 for the third and final year of the agreement, expected to be paid in the fourth quarter of fiscal year 2013. The acquisition has been integrated into the Animal Safety segment.

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory for approximately $813,000 in cash and a potential secondary payment of approximately $200,000 from its parent company, GlycoMar Ltd. Formerly based in Oban, Scotland, VeroMara offers commercial testing for the shellfish and salmon aquaculture industries. VeroMara’s offerings include tests for shellfish toxins, general foodborne pathogens, including E. coli noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year. The business has been relocated to the Company’s location in Ayr, Scotland, which reports within the Food Safety segment.

On May 1, 2012, the Company purchased the assets of the Igenity animal genomics business from Merial Limited. Consideration for the purchase, which was determined through arm’s length negotiations, was $3,200,000 in cash and $600,000 accrued for secondary consideration. The preliminary purchase price allocation included net current assets of $335,000, fixed assets of $340,000 and intangible assets of $3,125,000. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. In the past, GeneSeek conducted the genetic testing of samples for Igenity, and Igenity used the information with its extensive bioinformatics system to identify the animal’s positive or negative traits. The Igenity business has been moved to GeneSeek’s operations in Lincoln, Nebraska, and operates as part of the GeneSeek subsidiary, within the Animal Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which maturity was extended to September 1, 2014 during the first quarter of fiscal year 2013. There were no advances against this line of credit during FY-2013 and FY-2012 and no balance outstanding at August 31, 2012. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.23% at August 31, 2012). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2012.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at August 31, 2012 and May 31, 2012, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of August 31, 2012, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal year 2013 and there were none in 2012.

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

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Executive Overview

Neogen Corporation revenues in the first quarter of FY-13 were $49.7 million, an increase of $4.0 million, or 8.8%, compared to $45.7 million in the first quarter of FY-12. Revenues for the Food Safety segment increased by 12.5% and Animal Safety segment revenues increased by 5.0%, each compared with the first quarter of the prior year. On an organic basis, overall revenues increased by 8.1%, with the remainder of the increase due to the Igenity acquisition, completed in May 2012. Sales to international markets were 41.7% of total revenues, compared to 41.4% in last year’s first quarter. Gross margins increased from 50.3% in FY-12 to 53.3% in FY-13, largely the result of a shift in product mix toward diagnostic products in the Food Safety segment, which have higher margins. Additionally, margins improved within the Animal Safety segment due to increased sales of rodenticides and small animal supplements, which are higher margin products within that segment. Operating margins increased to 20.8% in the first quarter, from 20.5% in the prior year, primarily the result of the improved gross margins. Operating expenses increased 18.6%, reflecting the impact of investments made in personnel, primarily in sales and marketing related functions in the 2012 fiscal year, higher legal and professional fees, and increased project costs within research and development.

Revenues

Three months ended August 31, 2012 and August 31, 2011:

	Three Months ended August 31,
	2012	2011	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$13,741	$11,962	$1,779	14.9
Bacteria & General Sanitation	6,571	6,436	135	2.1
Dehydrated Culture Media & Other	5,883	4,884	999	20.5

	$26,195	$23,282	$2,913	12.5
Animal Safety
Life Science & Other	$1,876	$2,096	$(220)	(10.5)
Vaccines	513	487	26	5.3
Rodenticides & Disinfectants	7,307	6,624	683	10.3
Veterinary Instruments & Other	9,335	9,441	(106)	(1.1)
DNA Testing	4,503	3,767	736	19.5

	$23,534	$22,415	$1,119	5.0

Total Revenues	$49,729	$45,697	$4,032	8.8

During the first quarter of FY-13, Food Safety revenues increased 12.5% in comparison with FY-12. Natural Toxins, Allergens and Drug Residues revenues increased by 14.9%, compared with the prior year quarter. In the first quarter of fiscal 2013, sales of Natural Toxin products were up 21.0% over the prior year due in large part to the occurrence of the abnormally dry, hot weather conditions which prevailed over much of the United States during the summer growing season for grains which resulted in a significant outbreak of aflatoxin. To a lesser degree, cool wet growing conditions in the United Kingdom and Germany resulted in an outbreak of deoxynivalenol, or DON, increasing our test kit sales for that toxin in our Neogen Europe subsidiary. Revenue from allergen test kits increased by 17.5% as our expansive product line, including our new Reveal 3-D test for total milk, continues to gain market share. The market for these products also continues to grow due to increased worldwide concerns over the presence of allergens in finished food products.

Revenue of diagnostic products for Bacteria and General Sanitation detection increased 2.1% in comparison with the prior year quarter, led by the Company’s pathogen detection and general environmental sanitation products. There are a number of potential new customers currently evaluating the Company’s new ANSR pathogen detection system; this product is expected to positively impact revenues in this product line in the second half of the year. Revenue from dehydrated culture media and other products increased by 20.5% over the prior year quarter, primarily due to the contributions from certain genomics revenues to a number of European customers.

During the first quarter of FY-13, Animal Safety revenue increased by 5.0% overall in comparison with FY-12. Organic revenue growth was 3.7%, with the remainder the result of the Igenity acquisition, which was made in May 2012. Life Science and Other revenues decreased by 10.5% in comparison with FY-12, primarily due to lower sales to the racing market, where state budget cutbacks have resulted in lab closures and less testing performed.

Rodenticide and Disinfectant revenues increased by 10.3% in comparison with FY-12, due primarily to a 29.6% increase in rodenticide sales. In the first quarter of FY-12, sales had declined following a strong 4th quarter of FY-11 due to a packaging law change for rodenticides which went into effect in the first quarter of FY-12 and, the Company believes, pulled sales which might otherwise have occurred in FY-12 into FY-11. Veterinary instruments and other revenues decreased by 1.1% in comparison with the prior year quarter; the decline is reflective of the loss of business to a large customer in the 2nd quarter of FY-12. Partially offsetting this loss were market share gains in our line of small animal supplement products.

Revenues increased at GeneSeek by 19.5% in FY-13 compared to the first quarter of FY 2012 and included revenues from the Igenity acquisition. Exclusive of that acquisition, GeneSeek revenues increased by 12.1%, and reflects increased volume due to the execution of a number of large contracts. The Igenity business is being integrated into Geneseek’s business; the bioinformatics acquired in the acquisition is expected to add to Geneseek’s product offerings.

Gross margins increased from 50.3% in FY-12 to 53.3% in FY-13, due primarily to the growth in revenue of diagnostic products in the Food Safety segment, resulting in a greater proportion of Food Safety revenues, which have higher gross margins, to the overall Company revenues. Additionally, gross margins increased within the Animal Safety segment due to a shift in product mix resulting from higher sales of rodenticides and small animal supplements, which have higher gross margins. Operating margins increased to 20.8% in the first quarter, from 20.5% in the prior year, primarily the result of the improved gross margins offset partly by increased operating expenses. Operating expenses increased 18.6%, reflecting the impact of investments made in personnel, primarily in sales and marketing related functions, and other infrastructure improvements in the 2012 fiscal year. Additionally, the Company incurred higher legal and professional fees in the quarter, largely in protection of our intellectual property, and increased project costs within research and development to support the new product commercialization efforts.

The total amount included in other income in the first quarter of FY 2013 of $72,000 represents an increase compared to expense of $37,000 recognized in the first quarter of FY 2012. A charge of $13,000 was recorded in the first quarter of 2013 to increase the liability for the Company’s expected payout to the former owners of Geneseek, based on its earnings as part of the Company; $26,000 was recorded in the first quarter of FY 2012.

Financial Condition and Liquidity

The overall cash and marketable securities position of the Company was $74,504,000 at August 31, 2012, compared to $68,645,000 at May 31, 2012. Approximately $4,444,000 in cash was generated from operations during the first fiscal quarter of 2013. Net cash proceeds of $2,494,000 were realized with the exercise of stock options and issuance of shares under the Employee Stock Purchase Plan during the first quarter of FY-13. The Company spent $1,923,000 for equipment and other non-current assets in the first quarter of 2012. Accounts receivable increased by $1,790,000 due to the increase in revenues and the timing of receipt of payments from an international distributor; inventory levels were essentially unchanged for the quarter compared to May 31, 2012.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases.

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2012, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2012 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended August 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on its future results of operations or financial position.

Item 6.	Exhibits

(a)	Exhibit Index

10.1	Third Amendment to Credit Agreement between Registrant and JPMorgan Chase dated August 31, 2012.

10.2	Line of Credit Note between Registrant and JPMorgan Chase dated August 31, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: September 28, 2012

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: September 28, 2012

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)