Form 10-Q
period 2012-11-30
NEOGEN CORP
filed 2012-12-28
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012.

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

As of December 1, 2012, there were 23,862,010 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,309	$49,045
Marketable securities (at fair value, which approximates cost)	29,529	19,600
Accounts receivable, less allowance of $850 and $800	37,590	35,652
Inventories	38,375	34,992
Deferred income taxes	1,328	1,328
Prepaid expenses and other current assets	4,443	3,324

TOTAL CURRENT ASSETS	152,574	143,941
NET PROPERTY AND EQUIPMENT	31,264	29,933

OTHER ASSETS
Goodwill	60,037	53,052
Other non-amortizable intangible assets	5,275	5,270
Customer based intangibles, net of accumulated amortization of $7,955 and $7,111	11,982	10,826
Other non-current assets, net of accumulated amortization of $4,081 and $3,578	8,539	8,578

	85,833	77,726

TOTAL ASSETS	$269,671	$251,600

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$8,420	$10,760
Accrued compensation	1,992	2,756
Income taxes	2,597	809
Other accruals	5,306	5,654

TOTAL CURRENT LIABILITIES	18,315	19,979
DEFERRED INCOME TAXES	10,721	9,974
OTHER LONG-TERM LIABILITIES	2,924	2,593

	13,645	12,567

TOTAL LIABILITIES	31,960	32,546
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 23,862,010 and 23,619,761 shares issued and outstanding at November 30, 2012 and May 31, 2012, respectively	3,818	3,779
Additional paid-in capital	94,277	89,592
Accumulated other comprehensive loss	(749)	(1,227)
Retained earnings	140,202	126,695

Total Neogen Corporation Stockholders’ Equity	237,548	218,839
Noncontrolling interest	163	215

TOTAL EQUITY	237,711	219,054

TOTAL LIABILITIES AND EQUITY	$269,671	$251,600

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net Sales	$50,737	$44,891	$100,467	$90,588
Cost of goods sold	23,431	22,234	46,667	44,954

GROSS MARGIN	27,306	22,657	53,800	45,634

OPERATING EXPENSES
Sales and marketing	9,941	8,631	19,698	16,734
General and administrative	4,895	4,173	9,377	8,185
Research and development	1,993	1,710	3,920	3,221

	16,829	14,514	32,995	28,140

OPERATING INCOME	10,477	8,143	20,805	17,494

OTHER INCOME (EXPENSE)
Interest income	43	26	81	48
Change in purchase consideration	(40)	(14)	(53)	(40)
Other income (expense)	75	(40)	122	(74)

	78	(28)	150	(66)

INCOME BEFORE INCOME TAXES	10,555	8,115	20,955	17,428
INCOME TAXES	3,800	2,900	7,500	6,200

NET INCOME	6,755	5,215	13,455	11,228

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	38	22	52	13

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$6,793	$5,237	$13,507	$11,241

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.29	$0.22	$0.57	$0.48

Diluted	$0.28	$0.22	$0.56	$0.47

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net Income	$6,755	$5,215	$13,455	$11,228
Currency Translation Adjustments	130	(562)	478	(676)

Comprehensive Income	6,885	4,653	13,933	10,552

Comprehensive Loss (Income) attributable to non-controlling interest	38	22	52	13

Comprehensive Income attributable to Neogen Corporation	$6,923	$4,675	$13,985	$10,565

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non-controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
	(In thousands)
Balance, June 1, 2012	23,620	$3,779	$89,592	($1,227)	$126,695	$215	$219,054
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $1,500 of excessive income tax benefit	235	38	4,429				4,467
Issuance of shares under employee stock purchase plan	7	1	256				257
Comprehensive income:
Net income (loss) for the six months ended November 30, 2012					13,507	(52)	13,455
Foreign currency translation adjustments				478			478

Balance, November 30, 2012	23,862	$3,818	$94,277	($749)	$140,202	$163	$237,711

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2012	2011
	(In thousands, except share and per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,455	$11,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,291	2,911
Share based compensation	1,406	1,072
Excess income tax benefit from the exercise of stock options	(1,500)	(1,364)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,297)	(3,235)
Inventories	(2,076)	(4,411)
Prepaid expenses and other current assets	(1,337)	(726)
Accounts payable, accruals and other	(608)	699

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,334	6,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(3,370)	(8,897)
Proceeds from the sale of marketable securities	34,153	39,804
Purchases of marketable securities	(44,082)	(38,199)
Payments for business	(9,918)	(813)

NET CASH USED IN INVESTING ACTIVITIES	(23,217)	(8,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	(90)	(854)
Net proceeds from issuance of common stock	2,586	2,511
Excess income tax benefit from the exercise of stock options	1,500	1,364

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,996	3,021

EFFECT OF EXCHANGE RATE ON CASH	151	38

DECREASE IN CASH	(7,736)	1,128
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,045	35,844

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,309	$36,972

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2013. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2012 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2012.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2012	May 31, 2012
	(In thousands)
Raw Materials	$16,371	$13,997
Work-in-process	3,027	2,110
Finished and purchased goods	18,977	18,885

	$38,375	$34,992

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$6,793	$5,237	$13,507	$11,241
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,828	23,418	23,752	23,369
Effect of dilutive stock options and warrants	439	556	479	632

Denominator for diluted net income per share	24,267	23,974	24,231	24,001
Net income attributable to Neogen Corporation per share:
Basic	$0.29	$0.22	$0.57	$0.48

Diluted	$0.28	$0.22	$0.56	$0.47

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

Segment information for the three months ended November 30, 2012 and 2011 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2013
Net sales to external customers	$26,030	$24,707	$0	$50,737
Operating income (reduction)	7,112	3,946	(581)	10,477
Total assets	88,755	119,471	61,445	269,671

Fiscal 2012
Net sales to external customers	$22,042	$22,849	$0	$44,891
Operating income (reduction)	5,679	2,933	(469)	8,143
Total assets	84,719	101,341	48,258	234,318

Segment information for the six months ended November 30, 2012 and 2011 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2013
Net sales to external customers	$52,225	$48,242	$0	$100,467
Operating income (reduction)	14,781	7,189	(1,165)	20,805

Fiscal 2012
Net sales to external customers	$45,324	$45,264	$0	$90,588
Operating income (reduction)	12,843	5,676	(1,025)	17,494

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for 5 year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for 10 year periods. A summary of stock option activity during the six months ended November 30, 2012 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2012	1,543,000	$22.34
Granted	306,000	43.00
Exercised	(235,000)	14.43
Forfeited	(16,000)	27.69

Options outstanding at November 30, 2012	1,598,000	27.51

During the three and six month periods ended November 30, 2012 and 2011, the Company recorded $724,000 and $472,000 and $1,406,000 and $1,072,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY-13 and FY-12, estimated on the date of grant using the Black-Scholes option pricing model was $13.81 and $10.42 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY-13	FY-12
Risk-free interest rate	1.2%	1.2%
Expected dividend yield	0%	0%
Expected stock price volatility	39.2%	36.4%
Expected option life	4.0 years	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The Company has complied with the required presentation in this quarterly report; the adoption of the required presentation did not affect the results of the Company’s operations, only the presentation of such results.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. This standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The company performs its annual assessment in the fourth quarter of its fiscal year, and at that time will determine which approach to use. It is not expected that the adoption of this update will have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued an accounting standard update titled Intangibles – Goodwill and Other: Testing Indefinite Lived Intangible Assets for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible amount is less than its carrying amount and, in some cases, skip the quantitative impairment test. This standard is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted. It is not expected that the adoption of this update will have a material effect on the Company’s consolidated financial statements.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of Geneseek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. In 2012, the Company reversed $154,000 of the secondary payment liability, based on a lower calculated second year payout than had been estimated at May 31, 2011 due to lower 2012 earnings. In May 2012, the second year payment of $1,263,000 was made to the former owners; the balance of the secondary liability recorded at November 30, 2012 was $1,447,000 for the third and final year of the agreement, expected to be paid in the fourth quarter of fiscal year 2013. The acquisition has been integrated into the Animal Safety segment.

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

On October 1, 2012, Neogen Corporation acquired the stock of Macleod Pharmaceuticals, of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for secondary consideration. The preliminary purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $353,000, inventory of $1,238,000, fixed assets of $300,000, current liabilities of $82,000, deferred tax liabilities of $748,000, secondary payment liabilities of $100,000, and goodwill and intangible assets of $8,957,000. These values are Level 3 fair value measurements. Macleod will operate as a subsidiary of Neogen Corporation, reporting within the Animal Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which maturity was extended to September 1, 2014 during the first quarter of fiscal year 2013. There were no advances against this line of credit during FY-2013 and FY-2012 and no balance outstanding at November 30, 2012. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.21% at November 30, 2012). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at November 30, 2012 and May 31, 2012, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of November 30, 2012, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in FY-13 and there were none in FY-12.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including those related to receivable allowances, inventories, accruals, goodwill and other intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report or Form 10-K for the fiscal year ended May 31, 2012.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Executive Overview

Neogen Corporation revenues for the second quarter ended November 30, 2012 were $50.7 million, an increase of $5.8 million, or 13.0%, compared to the same period in the prior year. For the year to date ended November 30, 2012 revenues were $100.5 million, an increase of $9.9 million, or 10.9%, compared to the prior year. Food Safety revenues increased by 18.1% and 15.2% for the comparative quarter and six-month period ended November 30, 2012, respectively. Animal Safety revenues increased by 8.1% and 6.6%, respectively, for the same comparative periods. Overall organic sales growth was 9.4% and 8.8% for the second quarter and six-month period ended November 30, 2012, respectively. The remainder of growth consisted of revenues from the Igenity acquisition, completed in May 2012, and the Macleod Pharmaceuticals acquisition, completed in October 2012.

Neogen Europe sales increased by 31.1% for the second quarter and 24.7% on a year-to-date basis. The revenue increase was primarily due to a DON outbreak in Europe in the current fiscal year, a recovery in sales to EU distributors, and certain genomics revenues from a number of European customers. Neogen do Brasil continued to penetrate the Brazilian food safety market and had growth of 51.4% and 52.5%, for the quarter and year respectively, albeit on a small base. Their increases primarily came from sales of natural toxins and dairy antibiotics test kits. Neogen Latinoamerica sales decreased by 5.7% for the quarter and 16.9% for the year, primarily due to some one-time sales in the prior year not repeated in the current year.

Gross margins increased from 50.5% for the November 2011 quarter to 53.8% for the November 2012 quarter and increased from 50.4% to 53.6% on a year-to-date basis. The increase in margin percentage for each comparative period was largely the result of a shift in product mix toward diagnostic products in the Food Safety segment, which have higher margins. Additionally, margins improved within the Animal Safety segment due to increased sales of rodenticides, small animal supplements, and the products acquired in the Macleod acquisition, which are higher margin products within that segment. To a lesser extent, gross margins improved for each comparative period due to manufacturing efficiencies. Operating margins increased for the comparative quarter and six-month periods from 18.1% to 20.7% and from 19.3% to 20.7%, respectively. The increases were due to the improved gross margins in both the quarter and year-to-date, offset slightly by increased operating expenses.

Revenues

Three and six months ended November 30, 2012 and November 30, 2011:

	Three Months ended November 30,
	2012	2011	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$13,975	$11,501	$2,474	21.5%
Bacteria & General Sanitation	5,890	5,839	51	0.9%
Dehydrated Culture Media & Other	6,165	4,702	1,463	31.1%

	$26,030	$22,042	$3,988	18.1%

Animal Safety
Life Science & Other	$1,821	$1,974	$(153)	(7.8%)
Vaccines	655	852	(197)	(23.1%)
Rodenticides & Disinfectants	8,052	7,106	946	13.3%
Veterinary Instruments & Other	10,620	8,986	1,634	18.2%
DNA Testing	3,559	3,931	(372)	(9.5%)

	$24,707	$22,849	$1,858	8.1%

Total Revenues	$50,737	$44,891	$5,846	13.0%

	Six Months ended November 30,
	2012	2011	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$27,716	$23,463	$4,253	18.1%
Bacteria & General Sanitation	12,461	12,274	187	1.5%
Dehydrated Culture Media & Other	12,048	9,587	2,461	25.7%

	$52,225	$45,324	$6,901	15.2%
Animal Safety
Life Science & Other	$3,697	$4,071	$(374)	(9.2%)
Vaccines	1,168	1,339	(171)	(12.8%)
Rodenticides & Disinfectants	15,359	13,730	1,629	11.9%
Veterinary Instruments & Other	19,955	18,427	1,528	8.3%
DNA Testing	8,063	7,697	366	4.8%

	$48,242	$45,264	$2,978	6.6%

Total Revenues	$100,467	$90,588	$9,879	10.9%

Food Safety revenues increased 18.1% in the second quarter and 15.2% in the first six months of FY-13, compared to the prior year periods. Sales of Natural Toxins, Allergens and Drug Residue products increased by 21.5% in the quarter and 18.1% for the year-to-date, each compared with FY-12. The increase was led by sales of aflatoxin test kits, readers, and accessories, due to an aflatoxin outbreak in the United States. Sales of DON tests were also up significantly, due primarily to an outbreak in the European wheat crop. Combined, these products were up 76.4% in the second quarter, with the majority of the crops harvested for the year. These increases were partially offset by an 18.5% decrease in Drug Residue sales in the quarter, mainly the result of lower sales of tests used to detect the presence of antibiotics in dairy animals caused by timing of orders from a large international distributor. For the six months, aflatoxin, DON and related equipment and accessories sales were up 49.9% over the prior year. Sales of Drug Residue products were down 4.8% for the year-to-date. The Allergens product line continued its consistent growth with sales up 16.1% and 16.8% for the quarter and year-to-date periods, respectively. This product line has grown as the customer base has become more aware of the dangers of inadvertent allergen contamination in finished food product.

Dehydrated Culture Media and Other sales were up 31.1% in the second quarter and 25.7% in the first six months of FY-13, compared to the prior year periods, primarily due to the contributions from certain genomics revenues to a number of European customers. Also within this category, tests for histamine contamination in harvested fish were up 29.0% for the second quarter, due to increased testing; additionally, customers affected by the aflatoxin outbreak significantly increased purchases of miscellaneous lab supplies necessary for processing samples. Bacteria and General Sanitation had increases of 0.9% and 1.5% for the quarter and year-to-date respectively. Soleris sales were down 5.9% for the quarter and 9.8% for the year. Soleris’ consumables products were up 3.8% in the second quarter and 9.5% on a year-to-date basis; however, the related equipment sales declined compared to the prior year, primarily due to sales in China a year ago which were not repeated this year. The Company’s new ANSR pathogen detection system is being evaluated by a number of potential customers and is expected to positively impact revenues in this product line in the second half of the year.

Animal Safety revenues increased by 8.1% in the second quarter and 6.6% for the year-to-date period ended November 30, 2012 in comparison with the prior year periods. Organic revenue growth was 1.6% for the quarter and 2.7% for the year. The remainder of the growth is from contributions of Igenity, acquired in May 2012, and Macleod Pharmaceuticals, acquired in October 2012. Life Science and Other sales were down 7.8% for the quarter, due primarily to lower sales of ractopomine detection kits for the China market. On a year-to-date basis, Life Science and Other sales were down 9.2%. Within this category, sales to the racing market are down 24.9%, due to state lab closures and consolidations and reduced testing, while sales to the forensics market were up 4.4%. Vaccines are down 23.1% for the quarter and 12.8% for the year, mainly due to order timing from an international distributor. The sales in this category represent a very small amount of the Animal Safety segment sales.

Rodenticide and Disinfectant revenues increased by 13.3% in the second quarter and 11.9% on a year-to-date basis, each compared to the prior year. Rodenticide sales are up 23.0% for the quarter and 25.5% for the year-to-date, indicative of a recovery in this line, which lagged in the prior year due to an inventory stocking by customers in late FY-11 ahead of a packaging law change. Veterinary Instruments and Other sales had an increase of 18.2% in the second quarter of FY-13 compared to FY-12. Within this category, the Company benefitted from sales of newly-acquired Uniprim and a 140.6% increase in the small animal supplements line due to a supply disruption caused by a competitor’s shutdown. While Neogen successfully converted some customers to our comparable product in the first half of the year, the competitor has resumed operations and it is not yet known how much business will be retained. Offsetting the gains in this category was a 54.2% decrease in vitamin injectables, due to product coming off a lengthy backorder from FY-11, which caused sales spikes in the first half of FY-12. Sales for the first half of FY-13 more accurately reflect ongoing demand. On a year-to-date basis, Veterinary Instruments and Other revenues are up 8.3%. The year-to-date increase was led by the small animal supplements line, but was offset by decreases in vitamin injectables and the loss of the needle and syringe business of a large customer in the second quarter of FY-12, which negatively affected the prior year comparison.

Revenues decreased at Geneseek by 9.5% in FY-13 compared to the second quarter of FY-12. Sample unit volume is up by approximately 20% at Geneseek; however, average selling price has declined, as customers switch to products with lower genomic content. Geneseek’s contract business is not necessarily consistent or predictable from period-to-period as to its timing or amount.

Gross margins increased from 50.5% in the second quarter of FY-12 to 53.8% in the second quarter of FY-13, and for the year-to-date, from 50.4% in FY-12 to 53.6% in FY-13. The increases in each period were due primarily to the growth in revenue of diagnostic products, led by the increase in aflatoxin test kits, which resulted in a greater proportion of Food Safety revenues to overall sales. Additionally, gross margins increased within the Animal Safety segment due to a shift in product mix resulting from higher sales of small animal supplements, rodenticides, and the new Uniprim product line acquired from Macleod. Due to the nature of the business, gross margins can vary on a quarterly basis, based on changes in product mix.

Operating margins increased to 20.6% for the second quarter compared to 18.1% for the same period in the prior year, primarily the result of the improved gross margins and partially offset by higher operating expenses. Operating expenses increased 16.0% for the quarter, reflecting investments made in sales and marketing personnel during the last half of FY-12. The company also incurred increases in legal fees, stock option expense, and project costs within research and development as a result of recent and upcoming product launches. For the year-to-date, operating margins increased to 20.7% from 19.3%, the result of improved gross margins, partially offset by increased operating expenses, which were up 17.3%.

Financial Condition and Liquidity

The overall cash and marketable securities position of the Company was $70,838,000 at November 30, 2012, compared to $68,645,000 at May 31, 2012. Approximately $11,334,000 in cash was generated from operations during the first six months of 2013. Net cash proceeds of $2,586,000 were realized with the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first six months of FY-13. In October 2012, the Company purchased the stock of MacLeod Pharmaceuticals for $9,918,000 net cash (see Note 7). The Company spent $3,370,000 for equipment and other non-current assets in the first six months of 2012. Accounts receivable increased by $1,297,000 due to the increase in revenues; inventory levels increased by $2,076,000 compared to May 31, 2012. Each of these items increased, on a percentage basis, by less than the percentage increase in sales.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2012, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2012 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended November 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on its future results of operations or financial position.

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

Dated: December 28, 2012

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: December 28, 2012

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)