Form 10-Q
period 2013-02-28
NEOGEN CORP
filed 2013-03-28
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013.

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

As of March 1, 2013, there were 23,921,841 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2013	May 31, 2012
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$48,861	$49,045
Marketable securities (at fair value, which approximates cost)	25,705	19,600
Accounts receivable, less allowance of $850 and $800	38,694	35,652
Inventories	41,082	34,992
Deferred income taxes	1,328	1,328
Prepaid expenses and other current assets	4,401	3,324

TOTAL CURRENT ASSETS	160,071	143,941
NET PROPERTY AND EQUIPMENT	33,414	29,933

OTHER ASSETS
Goodwill	61,726	53,052
Other non-amortizable intangible assets	5,360	5,270
Customer based intangibles, net of accumulated amortization of $8,434 and $7,111	12,253	10,826
Other non-current assets, net of accumulated amortization of $4,335 and $3,578	8,201	8,578

	87,540	77,726

TOTAL ASSETS	$281,025	$251,600

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$9,948	$10,760
Accrued compensation	2,686	2,756
Income taxes	3,819	809
Other accruals	6,116	5,654

TOTAL CURRENT LIABILITIES	22,569	19,979
DEFERRED INCOME TAXES	10,721	9,974
OTHER LONG-TERM LIABILITIES	2,037	2,593

	12,758	12,567

TOTAL LIABILITIES	35,327	32,546
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 23,921,841 and 23,619,761 shares issued and outstanding at February 28, 2013 and May 31, 2012, respectively	3,827	3,779
Additional paid-in capital	96,290	89,592
Accumulated other comprehensive loss	(1,393)	(1,227)
Retained earnings	146,853	126,695

Total Neogen Corporation Stockholders’ Equity	245,577	218,839
Noncontrolling interest	121	215

TOTAL EQUITY	245,698	219,054

TOTAL LIABILITIES AND EQUITY	$281,025	$251,600

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Net Sales	$51,055	$44,912	$151,522	$135,501
Cost of goods sold	23,742	22,020	70,409	66,975

GROSS MARGIN	27,313	22,892	81,113	68,526

OPERATING EXPENSES
Sales and marketing	10,533	8,929	30,232	25,662
General and administrative	5,132	4,660	14,510	12,846
Research and development	1,982	1,754	5,901	4,976

	17,647	15,343	50,643	43,484

OPERATING INCOME	9,666	7,549	30,470	25,042

OTHER INCOME (EXPENSE)
Interest income	33	30	114	78
Change in purchase consideration	(40)	180	(92)	180
Other income (expense)	401	361	522	248

	394	571	544	506
INCOME BEFORE INCOME TAXES	10,060	8,120	31,014	25,548
INCOME TAXES	3,450	2,900	10,950	9,100

NET INCOME	6,610	5,220	20,064	16,448

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	42	24	94	37

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$6,652	$5,244	$20,158	$16,485

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.28	$0.22	$0.85	$0.70

Diluted	$0.27	$0.22	$0.83	$0.69

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Net Income	$6,610	$5,220	$20,064	$16,448
Currency Translation Adjustments	(644)	297	(166)	(379)

Comprehensive Income	5,966	5,517	19,898	16,069
Comprehensive Loss (Income) attributable to non-controlling interest	42	24	94	37

Comprehensive Income attributable to Neogen Corporation	$6,008	$5,541	$19,992	$16,106

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
	(In thousands)
Balance, June 1, 2012	23,620	$3,779	$89,592	($1,227)	$126,695	$215	$219,054
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $1,868 of excess income tax benefit	287	46	6,164				6,210
Issuance of shares under employee stock purchase plan	15	2	534				536
Comprehensive income:
Net income (loss) for the nine months ended February 28, 2013					20,158	(94)	20,064
Foreign currency translation adjustments				(166)			(166)

Balance, February 28, 2013	23,922	$3,827	$96,290	($1,393)	$146,853	$121	$245,698

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 28/29,
	2013	2012
	(In thousands, except share and per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,064	$16,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,103	4,489
Share based compensation	2,198	1,757
Excess income tax benefit from the exercise of stock options	(1,868)	(1,432)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,607)	(5,695)
Inventories	(4,851)	(4,363)
Prepaid expenses and other current assets	(1,301)	1,564
Accounts payable, accruals and other	2,981	467

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,719	13,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,802)	(10,820)
Proceeds from the sale of marketable securities	50,055	55,883
Purchases of marketable securities	(56,160)	(54,281)
Payments for business	(13,318)	(813)

NET CASH USED IN INVESTING ACTIVITIES	(26,225)	(10,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	(87)	(750)
Net proceeds from issuance of common stock	4,612	3,024
Excess income tax benefit from the exercise of stock options	1,868	1,432

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,393	3,706

EFFECT OF EXCHANGE RATE ON CASH	(71)	(56)

DECREASE IN CASH	(184)	6,854
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,045	35,844

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,861	$42,698

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2013. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2012 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2012.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2013	May 31, 2012
	(In thousands)
Raw Materials	$18,140	$13,997
Work-in-process	3,823	2,110
Finished and purchased goods	19,119	18,885

	$41,082	$34,992

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$6,652	$5,244	$20,158	$16,485
Denominator:
Denominator for basic net income per share:
Weighted average shares	23,894	23,541	23,799	23,428
Effect of dilutive stock options and warrants	508	447	504	571

Denominator for diluted net income per share	24,402	23,988	24,303	23,999
Net income attributable to Neogen Corporation per share:
Basic	$0.28	$0.22	$0.85	$0.70

Diluted	$0.27	$0.22	$0.83	$0.69

4. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors; the segment also provides genetic identification services. Additionally, Animal Safety produces and markets rodenticides and disinfectants to assist in the control of rodents and disease in and around agricultural, food production and other facilities.

Segment information for the three months ended February 28/29, 2013 and 2012 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2013
Net sales to external customers	$25,311	$25,744	$0	$51,055
Operating income (reduction)	5,668	4,679	(681)	9,666
Total assets	90,953	124,899	65,173	281,025

Fiscal 2012
Net sales to external customers	$21,923	$22,989	$0	$44,912
Operating income (reduction)	5,119	3,174	(744)	7,549
Total assets	83,053	103,262	54,032	240,347

Segment information for the nine months ended February 28/29, 2013 and 2012 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2013
Net sales to external customers	$77,537	$73,985	$0	$151,522
Operating income (reduction)	20,450	11,868	(1,848)	30,470

Fiscal 2012
Net sales to external customers	$67,247	$68,254	$0	$135,501
Operating income (reduction)	17,961	8,851	(1,770)	25,042

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the nine months ended February 28, 2013 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2012	1,543,000	$22.34
Granted	306,000	43.00
Exercised	(302,000)	15.39
Forfeited	(16,000)	29.50

Options outstanding at February 28, 2013	1,531,000	27.77

During the three and nine month periods ended February 28/29, 2013 and 2012, the Company recorded $791,000 and $685,000 and $2,197,000 and $1,757,000 of compensation expense related to its share-based awards.

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

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, and the remainder to goodwill (not deductible for tax purposes) and other intangible assets (with estimated lives of 5-20 years). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of GeneSeek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. In 2012, the Company reversed $154,000 of the secondary payment liability, based on a lower calculated second year payout than had been estimated at May 31, 2011 due to lower 2012 earnings. In May 2012, the second year payment of $1,263,000 was made to the former owners. The balance of the secondary liability recorded at February 28, 2013 was $1,487,000 for the third and final year of the agreement; this amount is expected to be paid in the fourth quarter of fiscal year 2013. The acquisition has been integrated into the Animal Safety segment.

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory from its parent company, GlycoMar Ltd. for approximately $813,000 in cash and a potential secondary payment of approximately $200,000. Formerly based in Oban, Scotland, VeroMara offers commercial testing for the shellfish and salmon aquaculture industries. VeroMara’s offerings include tests for shellfish toxins, general foodborne pathogens, including E. coli noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year. The business was relocated in 2011 to the Company’s location in Ayr, Scotland, which reports within the Food Safety segment.

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

On October 1, 2012, Neogen Corporation acquired the stock of Macleod Pharmaceuticals, of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for secondary consideration. The preliminary purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $353,000, inventory of $1,238,000, fixed assets of $300,000, current liabilities of $82,000, deferred tax liabilities of $748,000, secondary payment liabilities of $100,000, and goodwill and intangible assets of $8,957,000. These values are Level 3 fair value measurements. Macleod operates as a subsidiary of Neogen Corporation, reporting within the Animal Safety segment.

On January 2, 2013, Neogen Corporation acquired the assets of Scidera Genomics, LLC, an animal genomics business based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performs parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The preliminary purchase price allocation included current assets of $35,000, fixed assets of $246,000 and goodwill and intangible assets of $3,119,000. These values are Level 3 fair value measurements. This business reports within the Animal Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which maturity was extended to September 1, 2014 during the first quarter of fiscal year 2013. There were no advances against this line of credit during FY-2013 and FY-2012 and no balance outstanding at February 28, 2013. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.20% at February 28, 2013). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2013.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at February 28, 2013 and May 31, 2012, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of February 28, 2013, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in FY-13 and there were none in FY-12.

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

Executive Overview

Neogen Corporation revenues for the third quarter ended February 28, 2013 were $51.1 million, an increase of $6.1 million, or 13.7%, compared to the same period in the prior year. For the year-to-date period ended February 28, 2013 revenues were $151.5 million, an increase of $16.0 million, or 11.8%, compared to the prior year. Food Safety revenues increased by 15.5% and 15.3% for the comparative quarter and nine-month period ended February 28, 2013, respectively. Animal Safety revenues increased by 12.0% and 8.4%, respectively, for the same comparative periods. Overall organic sales growth was 8.8% for both the third quarter and the nine-month period ended February 28, 2013. The remainder of growth consisted of revenues from the following acquisitions: Igenity (May 2012), Macleod Pharmaceuticals (October 2012), and Scidera Genomics (January 2013).

Neogen Europe sales increased by 18.3% for the third quarter and 22.4% on a year-to-date basis compared to the same period in the prior year. The revenue increase was primarily from increased sales of meat speciation kits due to the meat labeling scandal in Europe, a recovery in sales to EU distributors, a DON outbreak in Europe earlier in the current year, and certain genomics revenues from a number of European customers. Neogen do Brasil continued its growth with sales up 32.2% and 44.6%, for the quarter and year-to-date respectively, albeit on a small base. Mycotoxin and drug residue test kits were the most significant growth drivers in these periods. Neogen Latinoamerica sales increased by 41.8% for the third quarter but are down 2.1% year-to-date. For the comparative quarter, mycotoxin and allergen test kits were the primary contributors to the revenue increase. The year-to-date decrease is due to opportunistic sales that occurred in the first six months of the prior year that were not repeated in the current year.

Gross margins increased from 51.0% for the February 2012 quarter to 53.5% for the February 2013 quarter and increased from 50.6% to 53.5% on a year-to-date basis. The increase in margin percentage for each comparative period was largely the result of a shift towards diagnostic products in the Food Safety segment, which have higher margins. Additionally, margins improved within the Animal Safety segment due to increased sales of small animal supplements, higher volume at GeneSeek, and the products acquired in the Macleod acquisition, which are higher margin products within that segment. Also, on a year-to-date basis, increased sales of rodenticides contributed to the improved gross margin. To a lesser extent, gross margins improved for each comparative period due to manufacturing efficiencies. Operating margins increased for the comparative quarter and nine-month periods from 16.8% to 18.9% and 18.5% to 20.1%, respectively. The increases were due to the improved gross margins in both the quarter and year-to-date periods, offset somewhat by increased operating expenses relative to sales.

Revenues

Three and nine months ended February 28/29, 2013 and 2012:

	Three Months ended February 28/29,
	2013	2012	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$12,670	$10,568	$2,102	19.9%
Bacteria & General Sanitation	6,493	5,868	625	10.7%
Dehydrated Culture Media & Other	6,148	5,487	661	12.0%

	$25,311	$21,923	$3,388	15.5%
Animal Safety
Life Science & Other	$1,892	$2,018	$(126)	(6.2%)
Vaccines	718	646	72	11.1%
Rodenticides & Disinfectants	6,248	6,436	(188)	(2.9%)
Veterinary Instruments & Other	11,114	9,072	2,042	22.5%
DNA Testing	5,772	4,817	955	19.8%

	$25,744	$22,989	$2,755	12.0%

Total Revenues	$51,055	$44,912	$6,143	13.7%

	Nine Months ended February 28/29,
	2013	2012	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$40,387	$34,031	$6,356	18.7%
Bacteria & General Sanitation	18,954	18,142	812	4.5%
Dehydrated Culture Media & Other	18,196	15,074	3,122	20.7%

	$77,537	$67,247	$10,290	15.3%
Animal Safety
Life Science & Other	$5,589	$6,089	$(500)	(8.2%)
Vaccines	1,886	1,985	(99)	(5.0%)
Rodenticides & Disinfectants	21,607	20,166	1,441	7.1%
Veterinary Instruments & Other	31,069	27,499	3,570	13.0%
DNA Testing	13,834	12,515	1,319	10.5%

	$73,985	$68,254	$5,731	8.4%

Total Revenues	$151,522	$135,501	$16,021	11.8%

Food Safety revenues increased by 15.5% for the quarter ended February 28, 2013 and 15.3% on a year-to-date basis compared to the prior year. Sales of Natural Toxins, Allergens & Drug Residues products increased 19.9% for the third quarter and 18.7% for the year-to-date, respectively. The increase was led by sales of aflatoxin test kits, readers, and accessories, resulting from an outbreak in the United States during the fall harvest season. Allergen test kit revenues continued to achieve solid growth with increases of 23.1% for the quarter and 18.9% for the year-to-date, as companies prepare for compliance with provisions of the Food Safety Modernization Act, which specifically addresses requirements for testing of food allergens. In the third quarter, the Allergens growth was led by increased demand for meat speciation kits primarily in Europe due to increased awareness of mislabeling of meat and fish products. Sales of milk and gliadin allergen test kits also contributed to the increase. Drug Residues were up 15.1% in the third quarter due to order timing for a large international distributor and increased market penetration in Brazil; on a year-to-date basis, revenues were flat.

Bacteria and General Sanitation sales were up 10.7% and 4.5% for the three and nine-month periods ended February 28, 2013, respectively. Soleris revenues were up 13.6% in the third quarter, due to increased equipment placements and related consumables sales compared to the prior year. Filters and ampoule media also contributed to the growth in this category for both the quarter and year-to-date periods due to increased penetration in the beverage market segment. The Company’s new ANSR pathogen detection system continued to gain traction in the third quarter, assisted by the launch of a focused marketing program for this product line.

Dehydrated Culture Media and Other Sales increased 12.0% for the third quarter and 20.7% on a year-to-date basis compared to the prior year, primarily due to the contributions from certain genomics revenues, which are recorded in the Other category, to a number of European customers. Sales of Acumedia products to the traditional and international markets experienced 4.5% growth in the current quarter and were flat on a year-to-date basis. Tests for histamine contamination in harvested fish were up 21.0% and 13.1% for the three and nine-month periods, respectively, due to increased testing. Contributing to the year-to-date growth, customers affected by the aflatoxin outbreak significantly increased purchases of miscellaneous lab supplies necessary for processing samples in the first nine months of the year.

Overall Animal Safety revenues increased by 12.0% in the third quarter and 8.4% for the year-to-date period ended February 28, 2013. Life Science and Other sales declined 6.2% for the quarter, primarily due to lower ractopamine kit sales into China and a one-time equipment sale in the prior year. On a year-to-date basis, Life Science and Other sales were down 8.2%. In addition to the previously mentioned items, drug detection kit sales to the racing market declined 23.9% for the year-to-date period due to a number of state lab closures during the year and lower testing levels. These declines were partially offset by higher sales to the forensics market, which are up 6.0%. Vaccine sales increased 11.1% for the quarter ended February 28, 2013 mainly due to order timing from a large international distributor; for the year-to-date period, revenues are 5.0% lower than the prior year.

Rodenticide and Disinfectant revenues decreased 2.9% for the third quarter ended February 28, 2013 compared to the prior year. Cleaners and disinfectants distributed by Neogen decreased 28.9% for the quarter, due to increased competition from lower priced generics, timing of orders to international customers, and weak demand due primarily to lack of disease outbreaks. Offsetting this shortfall of lower-margin sales was a 19.3% increase in rodenticide sales, which have a much higher margin. The Rodenticide revenue increase was due to several factors, including a marketing campaign during the third quarter, seasonal conditions, and a prior year which was negatively affected by EPA labeling changes. On a year-to-date basis, overall Rodenticide and Disinfectant revenues are up 7.1%, driven by strong rodenticide sales.

Veterinary Instruments and Other revenues increased 22.5% in the third quarter of FY-13 compared to FY-12. Within this category, the Company benefitted from sales of the newly-acquired veterinary antibiotic, Uniprim, and a 153.6% increase in the small animal supplements line due to new business captured on canine thyroid replacement products. Offsetting gains in this category was a 42.0% decrease in hoof and leg care sales, due to lower animal counts, difficult financial conditions in the dairy industry and timing of large orders. On a year-to-date basis, Veterinary Instruments and Other product sales increased 13.0% compared to the prior year. This increase was led by sales of Uniprim and increases in the small animal supplements line. These gains were partially offset by lower sales of vitamin injectable products; sales in FY-12 were unusually high due to a supplier shutdown in FY-11, resulting in significant backorder conditions, which were filled in early FY-12. Also offsetting the gains was the loss of the needle and syringe business of a large customer in the second quarter of FY-12.

Revenues at GeneSeek (DNA Testing) increased 19.8% for the third quarter of FY-13 compared to the prior year. The Company gained new business resulting from the Igenity and Scidera acquisitions and had strong market acceptance of new products for cattle testing. For the year-to-date, GeneSeek sales were 10.5% higher than the prior year, due to the acquisitions and newly released products, partially offset by lower average selling prices, due to a customer shift towards products with lower genomic content.

Gross margins increased from 51.0% in the third quarter of FY-12 to 53.5% in the third quarter of FY-13, and for the year-to-date, from 50.6% in FY-12 to 53.5% in FY-13. Gross margins increased in the Animal Safety segment due to a shift in product mix resulting from higher sales of small animal supplements, rodenticides, and the new Uniprim product line acquired from Macleod. Additionally, GeneSeek has benefitted from higher margins due to the Igenity acquisition. On a year-to-date basis, the Company benefitted from the increases in gross margins from the Animal Safety revenues as well as having a greater proportion of Food Safety revenues, which have higher gross margins, to overall sales.

Operating margins increased to 18.9% for the third quarter compared to 16.8% for the same period in the prior year, primarily the result of the improved gross margins and partially offset by higher operating expenses. Overall operating expenses in the third quarter increased by 15.0%, primarily reflecting investments made in sales and marketing personnel and programs, begun in FY-12 and continuing in FY-13. The Company also experienced increases in shipping charges and royalties, due to increased sales, higher stock option expenses and a 12.9% increase in research and development costs. For the year-to-date, operating margins increased to 20.1% from 18.5%, the result of improved gross margins, partially offset by increased operating expenses, which were up 16.5%, primarily due to an 18.0% increase in sales and marketing costs. General and administrative expenses rose 12.9%, due to higher levels of stock option expenses, legal fees, systems depreciation and amortization of patents. Research and development expenses rose by 18.6% for the year-to-date, reflecting increased levels of validation and approvals required to support the new products launched during the year.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $74,566,000 at February 28, 2013, compared to $68,645,000 at May 31, 2012. Approximately $19,719,000 in cash was generated from operations during the first nine months of 2013. Net cash proceeds of $4,612,000 were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first nine months of FY-13. In October 2012, the Company purchased the stock of Macleod Pharmaceuticals for $9,918,000 net cash and purchased the assets of Scidera Genomics for $3,400,000 in cash in January 2013 (see Note 7). The Company spent $6,802,000 for property, equipment and other non-current assets in the first nine months of 2013. Included in that number is the December 2012 purchase of Oswald Hall, a 36,000 square foot building in Ayr, Scotland, for approximately $1,500,000. This facility will be used to accommodate future growth for the Company’s Neogen Europe subsidiary.

Accounts receivable increased by $2,607,000 due to the increase in revenues. Inventory levels increased by $4,851,000 compared to May 31, 2012, primarily to support the increase in revenues; $1,171,000 of the increase is the result of the Macleod acquisition.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it has and will be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at February 28, 2013, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2013 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended February 28, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: March 28, 2013

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: March 28, 2013

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)