Form 10-K
period 2013-05-31
NEOGEN CORP
filed 2013-07-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2012 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,087,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 24,065,489 on June 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to regulation 14a and filed in connection with solicitation of proxies for its October 3, 2013 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture, and market a diverse line of products dedicated to food and animal safety. The Company’s food safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. These products are marketed by company sales personnel in North America, the United Kingdom and other parts of Europe, Mexico and Brazil and by distributors through the rest of the world. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and DNA detection products that rely on the Company’s proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

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

Management’s vision is for Neogen to become a world leader in the development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While each of the elements of the strategy is important over the long term, we have been historically successful at acquiring products and/or businesses; accordingly we maintain an active acquisition program to identify and capitalize on opportunities as they arise.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Acumedia®, Neogen®, Neogen flask®; Food Safety: AccuClean®, AccuPoint®, AccuScan®, Agri-Screen®, Alert®, ANSR™, BetaStar®, Centrus®, DeliSafe™, GeneQuence®, GENE-TRAK®, ISO-GRID®, NeoCare™, NeoColumn™, NeoSEEK™, NEO-GRID®, Penzyme®, Reveal®, Revive®, Soleris®, TetraStar®, Veratox®, Simple. Accurate. Supported. Food Safety SolutionsSM, Microbiology at the Speed of Light®; Life Sciences: Alert®, K-Blue®, K-Gold®; Rodenticides: Cat Logo®; Cykill™; Di-Kill®, One Bad Cat®, Promar®, Ramik®, Rodex™; Animal Safety: Ag-Tek®, AluShield™, AmVet®, BotVax®, BreederSleeve®, Calf Eze™, D3 Needles™, DC&R®, Dr. Franks®, ElectroJac®, ELISA Technologies®, EqStim®, EquiSleeve®, E-Z Bond™, E-Z Catch®, Furazone®, Ideal®, ImmunoRegulin®, Insight™, Jolt®, MaxiSleeve®, Macleod®, MegaShot™, MycAseptic™, NeedleGard™, NFZ™, PanaKare™, Parvosol®, PolyPetite™, PolyShield™, PolySleeve®, Poridon®, Pro-Fix®, Pro-Flex®, Pro-Shot™, RenaKare™, Rot-Not™, Safe-T-Flex™, Spectrasol™, Spec-Tuss™, Squire®, Stress-Dex®, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Tryad®, Unibute®, Uniprim®, Unixin®, UriKare™, Vet-Tie™, Vita-15™; BioSentry Brands: Acid-A-Foam™, BioCres™ 50, BioPhene™, BioQuat™, Chlor-A-Foam™, GenQuat®, X-185™; Agrigenomics: GeneSeek®, Genomic Profiler™, Genomic Solutions for Food Security®, Igenity®, Igenity logo®, SeekGain™, SeekSire™, SeekTrace™, TRU-CoatColor™, TRU-Parentage™, TRU-Polled™.

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

FOOD SAFETY SEGMENT

Neogen’s food safety segment is primarily engaged in the production and marketing of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns.

Many of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce superior antibodies has set its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for automated and rapid processing of a large number of samples, and lateral flow and other similar devices that provide distinct visual results. Typically, test kits use antibody-coated test devices and chemical reagents to indicate a positive or negative result for the presence of a target substance in a test sample; the simplicity of the tests makes them accessible to all levels of food producers, processors and handlers.

The Company’s kits are generally based on internally developed technology or technology that is acquired in connection with acquisitions. In 2013, Food Safety incurred royalty expense totaling $1,196,000 for licenses and royalties for technology used in the Company’s products, including expense of $345,000 for licenses related to the dairy antibiotics product line and $285,000 for allergen products. The majority of our royalty rates are in the low single-digit range. Some licenses involve technology that is exclusive to Neogen’s use while others are nonexclusive and involve technology licensed to multiple licensees.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s ANSR, Reveal and Alert tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox, Agri-Screen, Reveal, and Reveal Q+ tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s Veratox, Alert and Reveal, Reveal 3-D and BioKits testing products for food allergens to help protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, casein, egg, almond, gliadin (gluten), soy, and hazelnut residues. The Company’s December 2009 acquisition of the BioKits food safety business of Gen-Probe Incorporated added more than 50 test kits for food allergens, meat and fish speciation, and plant genetics, including tests in an advanced lateral flow format for gluten and casein. The June 2011 acquisition of the assets of the VeroMara seafood testing laboratory brought additional testing services to the Company for the shellfish and salmon aquaculture industries. These include testing for shellfish toxins, general foodborne pathogens, including E. coli, noroviruses and salmon husbandry.

Dairies are primary users of Neogen’s BetaStar, BetaStar Combo, Penzyme and TetraStar diagnostic tests to detect the presence of beta lactam and tetracycline antibiotics in milk. The presence of these drugs in milk is a public health hazard and an economic risk to processors as it limits the milk’s further processing.

Neogen developed the first rapid immunoassay test kits to detect ruminant by-products in animal feed ingredients and finished feed. The Reveal tests were designed to help prevent ruminants (e.g., cattle, sheep and goats) from being fed rendered materials containing ruminant by-products in an effort to prevent the spread of BSE (a.k.a., “mad cow” disease) from animal to animal. The Company’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; chloramphenicol, a banned antibiotic in most of the world, but still used by some shrimp farmers to improve the yield of their product; and sulfites, an effective but potentially allergenic shrimp preservative.

Neogen also offers other test methods and products to complement its immunoassay tests. The Company’s line of GENE-TRAK and GeneQuence assays utilize DNA probe hybridization technology to create exceptionally sensitive and specific tests to detect foodborne bacteria. Instead of using antibodies as in an immunoassay to “capture” a target pathogen that may be present in a sample, this technology uses a portion of the target pathogen’s unique ribosomal RNA (rRNA) sequence to bind to complementary rRNA strands of the pathogen in a sample. The result is a test with the ease and speed of a rapid test method, but the specificity of a time-consuming conventional laboratory method (specificity is a test’s ability to distinguish between a target pathogen and a closely-related but innocuous bacterium). Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method which exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s new pathogen detection method can provide DNA-definitive results in a fraction of the time of other molecular detection methods on the market today. ANSR is designed for use in the food and pet food production facilities, and laboratories that serve those industries.

Neogen’s Soleris products are used by food processors to identify the presence of spoilage organisms (e.g., yeast and mold) and other microbiological contamination.

Neogen’s Acumedia subsidiary offers dehydrated culture media for varied purposes, including traditional bacterial testing, and growing beneficial bacteria, such as cultures for sausages and beer. The Company’s customers for dehydrated culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Neogen manufactures and markets its AccuPoint rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy-to-use and inexpensive test uses bioluminescence to quickly determine if a contact surface has been completely sanitized. When ATP comes into contact with the firefly reagents luciferin and luciferase contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the food service and healthcare industries, as well as many other users.

Revenues from Neogen’s Food Safety Division accounted for 51.2%, 49.5% and 49.5% of the Company’s total revenues for fiscal years ended May 31, 2013, 2012 and 2011, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s animal safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals, diagnostic products and genomic services.

Animal Safety’s NeogenVet product line provides innovative, value-added, high quality products to the veterinary market. Top NeogenVet products include PanaKare, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; and RenaKare, a supplement for potassium deficiency in cats and dogs. Other products sold under the NeogenVet brand include Vita-15 and Liver 7, which are used in the treatment and prevention of nutritional deficiencies in horses.

In 2003, Neogen acquired Hacco, Inc., a manufacturer of rodenticides, including the brand Ramik and Hess & Clark, Inc., whose principal products are disinfectants, such as DC&R, used in animal and food production facilities.

In early fiscal 2009, Neogen acquired a product line of 14 different product formulations used in animal health and hygiene applications from DuPont Animal Health Solutions (DAHS). These products, including 904 Disinfectant, Acid-A-Foam, and FarmFluid S added to the Company’s strategy of providing biosecurity solutions in the farm production markets. The products also have the potential for use in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi, and viruses.

Neogen’s in-house equine protozoal myeloencephalitis (EPM) testing service offers veterinarians accurate, timely results for early diagnosis of the disease that can devastate a horse’s central nervous system. In addition, the Company’s BotVax B vaccine has successfully protected thousands of high-value horses and foals against type B botulism, commonly known as Shaker Foal Syndrome. The Company’s product is the only USDA-approved vaccine for the prevention of Type B botulism in horses.

Years of research and many thousands of doses have proven Neogen’s EqStim immunostimulant to be safe and effective as a veterinarian-administered adjunct to conventional treatment of equine bacterial and viral respiratory infections. The Company’s ImmunoRegulin product uses similar immunostimulant technology to aid in the treatment of pyoderma (a bacterial skin inflammation) in dogs.

With the October 2012 acquisition of Macleod Pharmaceuticals, Neogen added Uniprim to its product offering. Uniprim is a leading veterinary antibiotic widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement.

Neogen markets a broad line of veterinary instruments and animal health delivery systems under the Ideal product brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles and the HDN, HDDI and DTN needle product lines are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors — a big market advantage in the safety-conscious beef and swine industries.

Animal safety products offered by Neogen to the retail over-the-counter market include many of the Ideal brand veterinary instruments and products sold under the Squire brand. Squire products include Stress-Dex oral electrolyte replacer for performance horses, and Furazone, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Ag-Tek and other hoof care, disposables and artificial insemination supplies are marketed to the dairy and veterinary industries.

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

In April 2010, Neogen acquired GeneSeek, Inc., a leading commercial agricultural genetics testing laboratory in the United States. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Through the use of single nucleotide polymorphism (SNP) discovery and analysis, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases, primarily in large-herd beef and dairy cattle, swine, poultry and sheep producers. The Company’s May 2012 acquisition of the assets of Igenity provides the extensive bioinformatics system needed to help identify the animal’s positive or negative traits. In January 2013, Neogen acquired the assets of Scidera Genomics, LLC, which performs parentage testing and trait analysis for the cattle and canine industries. The Scidera acquisition further complements the genotyping technology Neogen can offer to worldwide animal genomics customers.

Many of the genomic services use licensed technology. Animal Safety incurred royalty expense totaling $641,000 for licenses and royalties for technology used in the segment’s products and services, including expense of $388,000 for licenses related to the genomic services line.

Revenues from Neogen’s Animal Safety Division accounted for 48.8%, 50.5% and 50.5% of the Company’s total revenues for fiscal years ended May 31, 2013, 2012 and 2011, respectively.

GENERAL SALES AND MARKETING

Neogen’s sales efforts are generally organized by specific markets, rather than by products or geography. During the fiscal year that ended May 31, 2013, the Company had approximately 13,500 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 13,500. As of May 31, 2013 a total of 237 employees were assigned to sales and marketing functions within the Company, compared to 235 at the end of May 2012. During the years ended May 31, 2013, 2012 and 2011 no single customer or distributor accounted for 10% or more of the Company’s revenues.

DOMESTIC SALES AND MARKETING

FOOD SAFETY

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles technical support issues that arise with customers in the United States and Canada.

Neogen’s food safety markets are primarily comprised of: milling and grain, including grain elevators, feed mills, pet food manufacturers, and grain inspection companies; meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products; and the USDA’s Food Safety Inspection Service (FSIS); grocery products, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; healthcare, including hospitals and distributors to the healthcare industry; Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines; food service and retail, including fast food service establishments and retail grocery market chains, and nutraceuticals, including producers and marketers of a wide variety of nutraceutical products.

ANIMAL SAFETY

Neogen markets a broad range of pharmaceuticals, vitamin injectibles, wound care products, topicals, instruments, genomic services and biologicals to the ethical veterinary market. The product range is focused on the food (e.g., cattle, swine and poultry) and companion (e.g., horses, dogs, and cats) animal markets. Neogen’s sales group works directly with veterinarians, clinics and universities and markets through established ethical distributors by supporting the efforts of over 500 domestic distributor sales representatives calling on 35,000 plus veterinarians. Neogen further supports its veterinary distribution channel through product training, field support, promotions and technical service.

The Company believes the over-the-counter (OTC) animal health market may offer significant growth opportunities for Neogen and its products. Neogen offers a broad range of products including well-recognized brands of rodenticides, disinfectants, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising. As a commercial laboratory, GeneSeek provides services direct to large-herd beef and dairy cattle, swine, poultry and sheep producers, as well as parentage testing for various canine breed associations.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Neogen Europe, Ltd., located in Ayr, Scotland, provides the Company access to the European Union (“EU”), and sells food safety products and certain genomic services to its network of customers and distributors throughout the EU. Customers in the United Kingdom, France and Germany are served by Company employees. Other European region customers generally are serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s research and development continue to be a strong asset in the development of products tailored to meet the unique requirements of the European market.

The Company formed a subsidiary in 2008 in Mexico, Neogen Latinoamérica. The company, headquartered in Mexico City, distributes the Company’s food and animal safety products throughout Mexico. Neogen Latinoamérica unifies Neogen’s widespread business activities throughout the region to animal and crop producers, and food processors.

In October 2009, the Company formed a subsidiary in Brazil, Neogen do Brasil (Neogen of Brazil). The company, headquartered near Sao Paulo, distributes Neogen’s food and animal safety products throughout Brazil. Neogen do Brasil was created to accelerate the penetration of Neogen products in Brazil, which is one of the world’s largest food producers and exporters. Brazil is one of the world leaders in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar, and orange juice.

Internationally, outside of the company locations mentioned above, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of approximately 120 distributors in more than 100 countries. The distributors provide local training and technical support, perform market research, and promote Company products within designated countries around the world.

Neogen’s dairy antibiotics diagnostic products are distributed outside of North America, Brazil and China by Denmark based Chr. Hansen, an international supplier of natural ingredient solutions for the food, health and nutritional industries.

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

ANIMAL SAFETY:

Animal Safety has a strong presence in several key international markets with rodenticides, disinfectants, instruments, diagnostics and veterinary products. Utilizing Company personnel in Brazil and Mexico, as well as in-country distributors and US-based exporters, these markets include Canada, Mexico and Central America, Brazil and South America, the Caribbean, Australia, Europe and Asia.

GENERAL:

Sales to customers outside the United States accounted for 40.1%, 41.7% and 42.1% of the Company’s total revenues for fiscal years ended May 31, 2013, 2012 and 2011, respectively.

Risks associated with export sales and foreign operations include the need for regulatory approvals, possible disruptions of product delivery, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. As of May 31, 2013, the Company employed 66 individuals in its worldwide research and development group, including immunologists, chemists and microbiologists. Research and development costs were approximately $7.8 million, $6.6 million and $6.8 million representing 3.7%, 3.6% and 4.0% of total revenues in fiscal 2013, 2012 and 2011, respectively. Management currently expects the Company’s research and development expenditures to approximate 3% to 5% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that these products will be available for marketing in fiscal years 2014 to 2016.

Portions of certain technologies utilized in some products marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of license fees and royalties based upon sales of products that utilize the pertinent technology. License fees and royalties expensed under these agreements amounted to $1,837,000, $1,371,000 and $1,561,000 in 2013, 2012 and 2011, respectively.

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

Patent and trademark applications are submitted whenever appropriate. Since its inception, Neogen has acquired and received numerous patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 15 years.

A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens & Drug Residues	2	32	2013-2019
Bacterial & General Sanitation	11	3	2013-2026
Dehydrated Culture Media & Other	1	0	2016
Life Science	0	2	2024
Vaccine	1	0	2018
Veterinary Instruments & Other	6	6	2020-2022
Genomics	6	12	2016-2028

The Company does not expect that the near-term expiration of any patent will have a significant effect on future results of operations.

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

One of the major areas affecting the success of biotechnology development involves the time, cost and uncertainty surrounding regulatory approvals. Neogen products requiring regulatory approval, which the Company currently has in place, include BotVax B, EqStim, ImmunoRegulin, Uniprim and BetaStar. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. Neogen’s rodenticide and disinfectant products are subject to registration in the United States and internationally.

Neogen utilizes third-party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the AOAC International, independently administered third-party, multi-laboratory collaborative studies and approvals by the U.S. Federal Grain Inspection Service and the U.S.D.A. Food Safety Inspection Service for the use of Company products in their operations.

PRODUCTION AND SUPPLY

Neogen manufactures its products in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Fort Collins, Colorado; and Ayr, Scotland. As of May 31, 2013, there were approximately 338 full-time employees assigned to manufacturing in these five locations, operating on one or two shifts; future demand increases could be accommodated by adding shifts. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available with a minimum of additional capital equipment. To meet current and future needs in Lexington, in August 2011 the Company purchased a production, warehouse and office building of 128,000 square feet, and moved production there from a locally rented facility.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergens, spoilage organisms and pesticides, final kit assembly, quality assurance and shipping takes place in the Company’s facilities in Lansing. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories. Manufacturing of diagnostic tests for the presence of dairy antibiotics in milk is completed in the Company’s Lansing facilities. Generally, final assembly and shipment of diagnostic test kits to customers in Europe are performed in the Company’s Ayr, Scotland facility.

Assembly and shipment of electronic readers and disposable single-use samplers takes place in the Company’s facilities in Lansing. Soleris instrument readers are produced and shipped to customers mostly by third party vendors.

Dehydrated culture media products are manufactured in a FDA-registered facility in Lansing. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from Lansing.

Manufacturing of animal health products, pharmacological diagnostic test kits and test kits for drug residues takes place in the Company’s FDA-registered facility in Lexington. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products that are purchased finished or that are toll manufactured by third party vendors and veterinary instruments are warehoused and shipped from the Company’s Lexington facility. Other veterinary instruments are produced in the Company’s facilities in Lansing, and are generally then shipped to Lexington, for distribution to customers.

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

Neogen maintains a Lansing-based USDA-approved manufacturing plant devoted to the production of the biologic products EqStim and ImmunoRegulin. P. acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a product that is filled and packaged within the facility. The Company’s BotVax B vaccine is also produced in the Lansing facility utilizing Type B botulism seed cultures and a traditional fermentation process. All completed biologic products are then shipped to Neogen’s Lexington facilities for inventory and distribution to customers.

Uniprim, a veterinary antibiotic, is manufactured in an FDA-registered facility in Fort Collins.

With its 2010 acquisition of GeneSeek, Inc. and recent acquisitions of Igenity and Scidera Genomics, Neogen offers agricultural genetics laboratory services and bioinformatics in Lincoln, Nebraska and Davis, California. Through its laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep, horses and dogs), GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases.

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

Competition for pathogen detection products includes traditional methods and antibody and genetic-based platforms. Neogen’s product offerings compete across the entire spectrum of methods. Competition for natural toxins and allergen detection products include instrumentation and antibody-based tests. While for these and other food safety products the Company’s offerings will not always compete on all platforms in all markets, the products that are offered provide tests that can be well utilized by most customers to meet their testing needs.

Besides its extensive product offerings and extensive distribution network, the Company focuses its competitive advantage in the areas of customer service, product performance and speed and ease of use of its products. Additionally, by aggressively maintaining itself as a low-cost producer, Neogen believes that it can be competitive with new market entrants that may choose a low pricing strategy in an attempt to gain market share.

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

Neogen entered the genomics market through its April 2010 acquisition of GeneSeek, the leading commercial agricultural genetics laboratory in the U.S., and in 2012 added to its capability with the asset purchase of Igenity, which offers proprietary bioinformatics. In January 2013, Neogen acquired the assets of Scidera Genomics, LLC, a company that performs parentage testing and trait analysis, primarily for the cattle and canine industries. GeneSeek, Igenity and Scidera are not involved in cloning or the development of transgenic animals, but do employ cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through selective breeding of traits such as disease resistance and meat quality. Competition comes mainly from service providers whose primary focus is the human and pharmaceutical industries, as well as several smaller companies offering genomic services.

GOVERNMENT REGULATION

A significant portion of Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture, the Environmental Protection Agency, and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues and/or costs of production and distribution.

Neogen’s development and manufacturing processes involve the use of certain hazardous materials, chemicals and compounds. Management believes that the Company’s safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations; however changes in such regulations or rules could involve significant costs to the Company and could be materially adverse to its business.

The rodenticides, disinfectants and sanitizers manufactured and distributed by Neogen Corporation are subject to Environmental Protection Agency and various state regulations. In general, any international sale of the product must also comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements (e.g., label in the language of the importing country). To the best of our knowledge pertinent products are in compliance with the appropriate federal and foreign regulations, in the respective country such products are sold.

Dairy products used in National Conference on Interstate Milk Shipments (NCIMS) and other milk monitoring programs are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with FDA approved protocol administered by AOAC Research Institute (AOAC RI). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our BetaStar US dairy antibiotic residue testing product has been approved by the FDA, NCIMS, and AOAC RI. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have their own regulatory processes.

Many of the food safety diagnostic products of allergens, spoilage organisms and mycotoxins do not require direct government approval. However, the Company has pursued AOAC approval for many of the products to enhance their marketability. Products for mycotoxin detection, which are used by federal inspectors, must be approved by the USDA. Neogen Corporation has obtained and retained the necessary approvals to conduct its current operations.

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

Other animal safety and food products generally do not require additional registrations or approvals. However, Neogen Corporation’s regulatory staff routinely monitors amendments to current regulatory requirements to ensure compliance.

EMPLOYEES

As of May 31, 2013 the Company employed 781 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems, and management believes that its relationship with its employees is generally good. Employees having access to proprietary information have executed confidentiality agreements with the Company.

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

Our business has grown significantly over the past several years as a result of both internal growth and acquisitions of existing businesses and their products. Identifying and pursuing acquisition opportunities, integrating these acquisitions into our business and managing their growth require a significant amount of management’s time and skill. We cannot assure that we will be effective in identifying, integrating or managing any acquisition target in the future. Our failure to successfully integrate and manage any future acquisition may have a material adverse effect on our operating results and financial condition.

In addition, if we continue to experience growth in our business, our growth could place a significant strain on our management, customer service, operations, sales and administrative personnel and other resources. To serve the needs of our existing and future customers, we will be required to recruit, train, motivate and manage qualified employees. We have incurred and will continue to incur significant costs to retain qualified management, sales and marketing, engineering, production, manufacturing and administrative personnel, as well as expenses for marketing and promotional activities. Our ability to manage our planned growth depends upon our success in expanding our operating, management, information and financial systems, which might significantly increase our operating expenses.

We may not be able to effectively manage our future growth, and if we fail to do so, our business, financial condition and results of operations would be adversely affected.

We rely significantly on our information systems and telecommunications infrastructure to support our operations and a security breach of the Company’s information systems could damage the Company’s reputation and have an adverse effect on operations and results.

We rely on information systems and telecommunications infrastructure to integrate departments and functions, to enhance our ability to service customers, to improve our control environment and to manage our cost reduction initiatives. Any issues involving our critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. In addition, if the Company’s security and information systems are compromised or employees fail to comply with the applicable laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose personal information has been compromised.

Disruption of our manufacturing and service operations would have an adverse effect on our financial condition and results of operations.

We manufacture our products at several manufacturing facilities located in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Fort Collins, Colorado; and Ayr, Scotland. We offer genomic services from facilities located in Lincoln, Nebraska and Davis, California. Any disruption in our production facilities or inability to utilize our service facilities for any length of time could have an adverse effect on our business, financial condition and results of operations.

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

In fiscal 2013, sales to customers outside of the United States accounted for 40.1% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include possible disruptions in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, changes in import duties and quotas and unexpected economic and political changes in foreign markets. These factors might adversely affect international sales and our overall financial performance.

The markets for our products are extremely competitive, and our competitors may be able to utilize existing resource advantages to our detriment.

The markets in which the Company competes are subject to rapid and substantial changes in technology and are characterized by extensive research and development and intense competition. Many of our competitors and potential competitors have greater financial, technical, manufacturing, marketing, research and development and management resources than we do. These competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us. They might also succeed in developing products that are more reliable and effective than our products, make additional measurements, are less costly than our products or provide alternatives to our products.

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

From time to time, the Company has received notices alleging that the Company’s products infringe third party proprietary rights. Whether the manufacture, sale or use of current products, or whether any products under development would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. When an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and/or to allege non-infringement of the asserted patent claim. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof. The outcome of infringement litigation is subject to substantial uncertainties, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our defense of an infringement litigation lawsuit could result in significant expense. Regardless of the outcome, infringement litigation could significantly disrupt our marketing, development and commercialization efforts, divert our management’s attention and consume our financial resources. In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

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

We are dependent on key employees.

Our success depends, in large part, on our CEO, president and other members of our management team. Our loss of any of these key employees could have a material adverse effect on the Company. We maintain certain incentive plans for key employees, and most of these employees have been with the Company in excess of five years. However, we have not executed long-term employment agreements with any of these employees and do not expect to do so in the foreseeable future. Our success also depends, significantly, on our ability to continue to attract such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

Lon Bohannon, Neogen’s President and COO, has announced his retirement effective August 31, 2013. He is being replaced by Stephen Snyder, who began employment at Neogen on June 24, 2013. Mr. Snyder comes to Neogen with 26 years’ experience in leadership roles with both Monsanto and Cargill. Most of his career has been devoted to technical, financial and marketing activities of food related businesses.

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

Neogen owns several separate buildings located in Lansing, Michigan. A 26,000 square foot building located at 620 Lesher Place includes corporate administrative offices, food safety sales and marketing offices and research facilities. A 12,000 square foot building located at 600 Lesher Place is used for corporate accounting and human resources. Three adjacent buildings, located at 703, 717 and 720 Shiawassee, total 40,000 square feet and are used for manufacturing and warehousing of food safety products. Two buildings on Hosmer Street with a combined total of 49,000 square feet are used for manufacturing and warehousing of dehydrated culture media and veterinary instruments, and warehousing of a significant portion of our food safety products. A 55,000 square foot building at 1614 East Kalamazoo Street is used for corporate administration, research, manufacturing of certain food safety products and production of vaccines.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of certain Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

The Company owns a 128,000 square foot office, manufacturing and warehouse facility located at 1847 Mercer Road in Lexington, Kentucky, utilized for its Animal Safety operations. Animal Safety currently occupies approximately 100,000 square foot of the facility; there are also tenants occupying a portion under operating leases of 1-2 years in the future. This facility will provide the Company with additional office, production and warehouse space for future expansion. Pharmaceutical, supplement and topical product manufacturing, which previously took place in 16,000 square foot of rented space in Lexington, Kentucky, was moved to the Mercer Road facility in early 2012.

Animal Safety researchers occupy 7,000 square feet of space in St. Joseph, Michigan. Originally occupied by International Diagnostics Systems Inc., this space now houses research and development labs at a monthly cost of $6,500. The lease extends through May 2016.

Neogen Europe Ltd. operations take place in 38,000 square feet in Auchincruive, Ayrshire, Scotland, which the Company purchased in 2010. The facility is adjacent to the campus of the Scottish Agricultural College in Ayr. In fiscal year 2013, the Company purchased an additional 36,000 square foot facility that is adjacent to the existing operations at a cost of approximately $1.5 million.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 105,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin.

The Company’s GeneSeek Inc. subsidiary, which was acquired in fiscal year 2010, operates in 13,569 square feet of leased space in Lincoln, Nebraska. The lease runs through February 28, 2014 at a monthly rate of $18,500 and could extend to May 31, 2014.

The Company acquired the assets of Scidera Genomics LLC in January 2013; this operation occupies 10,579 square feet of lab and office space in Davis, California under an existing agreement through August 2013 at a monthly rent of $17,830.

The Company’s Macleod subsidiary manufactures Uniprim in 14,426 square feet of rented space in Fort Collins, Colorado. The lease runs through April 1, 2014 at a rate of $9,780 per month.

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

	HIGH	LOW

YEAR ENDED MAY 31, 2013

First Quarter	$47.80	$37.93
Second Quarter	$45.95	$38.64
Third Quarter	$48.78	$44.57
Fourth Quarter	$56.73	$45.99

YEAR ENDED MAY 31, 2012

First Quarter	$47.80	$32.68
Second Quarter	$39.90	$32.08
Third Quarter	$36.16	$30.14
Fourth Quarter	$39.88	$33.78

HOLDERS:

As of July 30, 2013, there were approximately 356 stockholders of record of Common Stock that management believes represents a total of approximately 7,391 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return to shareholders on Neogen Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 5/31/2008 and tracks it through 5/31/2013.

	5/08	5/09	5/10	5/11	5/12	5/13
Neogen Corporation	$100.00	$83.68	$146.41	$255.35	$221.75	$310.19
NASDAQ Composite	100.00	70.23	89.88	115.07	115.70	143.89
NASDAQ Medical Equipment	100.00	60.94	87.58	109.22	109.32	119.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In December 2008 the Board of Directors authorized management to repurchase up to a total of 750,000 shares of its common stock in open market transactions. The Company made no purchases of common stock in fiscal year 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2013. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
(In thousands, except per share data)	2009	2010	2011	2012	2013
Income Statement Data:
Food Safety Revenues	$61,025	$76,454	$85,514	$91,104	$106,158
Animal Safety Revenues	57,696	64,055	87,169	92,942	101,370

Total Revenues	118,721	140,509	172,683	184,046	207,528
Cost of Revenues	59,288	67,534	84,891	91,621	98,034
Sales and Marketing	22,906	26,350	30,020	35,026	40,791
General and Administrative	11,484	13,488	15,112	17,024	20,216
Research and Development	4,555	6,258	6,825	6,636	7,781

Operating Income	20,488	26,879	35,835	33,739	40,706
Other Income (Expense)	1,114	404	(640)	100	435

Income Before Income Taxes	21,602	27,283	35,195	33,839	41,141
Provision for Income Taxes	7,750	9,800	12,400	11,450	14,100

Net Income	$13,852	$17,483	$22,795	$22,389	$27,041

Net Loss (Income) Attributable to Noncontrolling Interest	22	38	44	124	149
Net Income Attributable to Neogen	13,874	17,521	22,839	22,513	27,190
Net Income per Share (basic)(1)	$.63	$.78	$.99	$.96	$1.14
Net Income per Share (diluted)(1)	$.61	$.76	$.96	$.94	$1.12
Common Shares Outstanding (diluted)(1)	22,587	23,091	23,791	24,019	24,327

	May 31
(In thousands)	2009	2010	2011	2012	2013
Balance Sheet Data:
Cash and Cash Equivalents and Marketable Securities	$13,842	$22,806	$56,083	$68,645	$85,369
Working Capital(2)	62,520	68,987	104,705	123,962	150,728
Total Assets	142,176	180,233	219,662	251,600	290,558
Long-Term Debt	0	0	0	0	0
Total Equity	128,679	153,053	188,978	219,054	258,287

(1)	On December 15, 2009 the Company paid a 3-for-2 stock split affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted to reflect the stock split as if it had taken place at the beginning of the period presented.

(2)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

Revenue from products and services is recognized when a purchase order has been received, the product has been shipped or the service performed, the sales price is fixed and determinable, and collection of any receivable is probable. To the extent customer payment is received before all recognition criteria has been met, these revenues are initially deferred and later recognized in the period that all recognition criteria has been met. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Accounts Receivable Allowance

Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off to the allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to 20 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the Company’s qualitative assessment concludes that it is probable that an impairment exists, or the Company skips the qualitative assessment, then the Company performs a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset are less than the carrying value of the asset. In such an event, fair value is determined using discounted cash flows and if lower than the carrying value, impairment is recognized through a charge to operations.

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

RESULTS OF OPERATIONS

Executive Overview

Total revenue of $207,528,000 in fiscal 2013 represented a 13% increase compared to revenue of $184,046,000 in fiscal 2012. Net income attributable to Neogen for 2013 was $27,190,000, or $1.12 per fully diluted share, compared to $22,513,000, or $0.94 per fully diluted share, in fiscal 2012. The Company’s percentage of revenues from customers outside the United States was 40.1% of total revenues in 2013 compared to 41.7% of total revenues in 2012. Cash flow from operations for 2013 was $26,561,000, compared to $22,277,000 in 2012, an increase of 19%.

Consolidated gross margins increased from 50.2% in 2012 to 52.8% in 2013, due primarily to shifts in product mix within the Company’s Animal Safety segment, and to a lesser extent, a higher proportion of overall sales growth derived from the Food Safety segment, which has higher than average gross margins. Margins improved in the Animal Safety segment as the result of higher sales of a canine thyroid replacement product, a recovery in rodenticide sales from a weak 2012, and new product revenues from acquisitions, all of which are higher gross margin products within the segment. Operating expenses as a percentage of revenues increased from 31.9% in 2012 to 33.1% in 2013, as the Company continued to make investments in personnel and other infrastructure initiatives, which it believes should lead to increased market penetration and improved operating performance in future periods.

The Animal Safety segment benefitted from acquisitions in 2013, with revenue from acquisitions totaling $5.8 million during the year. The Uniprim product line of veterinary antibiotics, acquired from Macleod Pharmaceuticals in October 2012, helped to improve gross margins within Animal Safety. GeneSeek added to its offerings and capabilities with the Igenity acquisition in late fiscal year 2012 and the Scidera acquisition in January 2013.

Neogen Europe recorded a revenue increase of more than 20% in 2013. Sales were particularly strong in Germany, where unusually wet, cool weather during the fall growing season resulted in a mycotoxin outbreak in the small grain crops; growth in the United Kingdom was due to increased meat speciation testing in the second half of the year, the result of mislabeled meat products. Neogen Europe also achieved significant increases in sales of services to genomics customers in the EU. Neogen Latinoamerica and Neogen do Brasil continued to build out their sales and operations infrastructures, resulting in improved market presence, and recorded revenue gains of more than 10% and 40%, respectively, in 2013 over 2012, albeit from relatively small bases.

Service revenue of $23,394,000 was an increase of 22% over the prior year, primarily the result of the increases in genomic services at Neogen Europe, which reports within the Food Safety segment; additionally, DNA testing benefitted from the Igenity and Scidera acquisitions during the year and also from strong market acceptance of new products for the cattle industry.

REVENUES

	Twelve Months Ended
(dollars in thousands)	May 31, 2013	Increase/ (Decrease)	May 31, 2012	Increase/ (Decrease)	May 31, 2011
Food Safety:

Natural Toxins, Allergens & Drug Residues	$54,723	20%	$45,671	6%	$43,108
Bacterial & General Sanitation	26,051	6%	24,677	11%	22,268
Dehydrated Culture Media & Other	25,384	22%	20,756	3%	20,138

	106,158	17%	91,104	7%	85,514

Animal Safety:

Life Sciences & Other	7,739	(6%)	8,190	4%	7,902
Vaccine	2,479	(11%)	2,772	16%	2,392
Rodenticides & Disinfectants	27,130	2%	26,491	(6%)	28,226
Veterinary Instruments & Other	43,815	18%	36,997	21%	30,629
DNA Testing	20,207	9%	18,492	3%	18,020

	101,370	9%	92,942	7%	87,169

Total Revenue	$207,528	13%	$184,046	7%	$172,683

Year Ended May 31, 2013 Compared to Year Ended May 31, 2012

The Company’s Food Safety segment revenues were $106.2 million in 2013, 17% higher than 2012, with increases in each major product category. Sales of Natural Toxins, Allergens & Drug Residues products increased 20% in 2013 compared to the prior year. The increase was led by sales of aflatoxin test kits, readers, and accessories, resulting from an outbreak in the United States caused by unusually hot and dry conditions. Additionally, cool wet growing conditions in Germany in fall 2012 contributed to an outbreak of deoxynivalenol, or DON, in the small grains crop, and resulted in increased sales of the Company’s test kits to detect the toxin. Allergen test kit revenues continued to achieve solid growth with an increase of 24% in fiscal 2013 compared to fiscal 2012. This product line had core growth of 16% this year, and also benefitted from a significant increase in demand for meat speciation testing in Europe in the second half of the year, the result of the discovery of mislabeled meat products. Originally, horse meat was found in products labeled as beef; further testing also found instances of pork and other meat products in beef, as well as tilapia being sold as whitefish. These are all examples of economic adulteration of food, which has become quite problematic within the food safety industry, and should result in higher ongoing levels of speciation testing in the future. Also in this category, sales of Drug Residues products, primarily used to determine the presence of antibiotics in raw fluid milk from dairy animals, increased 3% compared to the prior year.

Sales of Bacterial and General Sanitation products increased 6% in 2013, compared with 2012. Within this category, General Sanitation products, designed to measure environmental cleanliness, achieved growth of 8%; increased sales of filters and ampoule media products, the result of increased penetration in the beverage segment, more than offset lower equipment sales to international markets. The Company’s line of pathogen testing products grew by 6% in 2013; the new ANSR pathogen detection system gained traction during the latter half of the year, assisted by a focused marketing program.

Dehydrated Culture Media and Other Sales increased 22% for the year. Contributions from genomics service revenues to European customers resulting from increased sales staffing and the introduction of new service offerings, led the growth in the category. Sales of Acumedia products to the traditional markets in the US were up 17% over a weak 2012. Additionally, customers affected by the aflatoxin and DON outbreaks significantly increased purchases of miscellaneous lab supplies necessary for processing samples, which are recorded in this category.

Revenue for the Animal Safety segment was $101.4 million, an increase of 9% compared to 2012. The acquisitions of Igenity, Macleod Pharmaceuticals and Scidera Genomics contributed $5.8 million to revenues in this segment in fiscal 2013.

Life Sciences and Other revenues decreased 6% in FY-13 compared to FY-12. Within this category, racing kits were down 18% due to state lab closures and consolidations and the continued decline of the racing industry in the U.S. Food residues were down 28% due to lower ractopamine kit sales from lost business in China as government laboratories there have been purchasing kits made by Chinese manufacturers; further, a large user of this kit ceased using ractopamine, a feed additive used to promote leanness in animals in its operations, and stopped buying the Company’s kits. Partially offsetting these losses was a 4% increase in sales to the forensics market. Vaccine revenues decreased 11% compared to the prior year, the result of a decline in the number of horses in the U.S. and the timing of orders by a large international distributor.

Rodenticide and Disinfectant revenues increased by 2% compared to 2012. Rodenticide sales increased 20% due to seasonal conditions, new product formulations, marketing campaigns, and a prior year which was negatively affected by EPA labeling changes. Almost entirely offsetting this increase was an 11% decrease in lower-margin sales of cleaners and disinfectants. The decrease was primarily due to competition from lower-priced generics, particularly internationally, lack of disease outbreak for most of the year, which led to lower demand, and timing of large international orders.

Veterinary Instruments and Other revenues increased 18% in FY-13 compared to FY-12. Within this category, the Company benefitted from sales of the veterinary antibiotic, Uniprim, acquired in the Macleod Pharmaceuticals purchase, and a 113% increase in the small animal supplements line due to new business captured on canine thyroid replacement products. Partially offsetting these gains were a 27% decrease in vitamin supplements, due to unusually high prior year sales caused by products coming off backorder and a decline in the number of cattle, and a 13% decrease in hoof and leg care products, due to lower animal counts and difficult financial conditions in the dairy industry.

DNA Testing revenues increased 9% in 2013 compared to the prior year. The Company gained new business resulting from the Igenity and Scidera Genomics acquisitions and had strong market acceptance of new products for cattle parentage testing in the latter half of the year.

Year Ended May 31, 2012 Compared to Year Ended May 31, 2011

The Company’s Food Safety segment revenues grew by 7% overall in 2012, with increases in each major product category compared to 2011. Organic revenue growth was 6% in the segment, compared to the prior year. The increase in Natural Toxins, Allergens and Drug Residues of 6% in 2012 included strong contributions in Drug Residues revenues, primarily tests to determine the presence of antibiotics in dairy animals, which increased 11% compared to 2011. Natural Toxins test kits revenue increased 1% in 2012 compared to 2011, as increased aflatoxin test kit revenues, caused by abnormally warm and dry weather conditions in the 2011 growing season, offset year-over-year declines in DON revenues resulting from an outbreak in the 2010 growing season which did not recur in fiscal year 2011. Allergen product revenues increased by 6% compared to 2011, as increased worldwide concern over the presence of allergens in finished food products positively affected sales.

Bacterial and General Sanitation revenues increased in 2012 by 11% compared with 2011, marking continued double digit increases. While sales of diagnostic test kits to detect pathogens such as E. coli, Listeria and Salmonella remained relatively flat with a 1% increase in product revenues, Soleris microbial detection instruments and vials, designed to detect the presence of yeasts, molds and other contaminants in foods, increased by 20% compared to 2011. AccuPoint readers and device sales, used to detect the cleanliness of contact surfaces in food preparation environments, achieved an 8% increase in product revenues over 2011. Continued market acceptance of these products was strong.

Dehydrated Culture Media and Other revenues increased by 3% in 2012, as declines in domestic traditional dehydrated culture media were offset with increased international revenues, certain genomics service revenues to a number of European customers and higher shipping revenues.

Animal Safety revenues increased by 7% overall and included minimal revenues from the Igenity acquisition, which closed in May 2012. Life Sciences and Other revenues increased 4% in 2012 with broad-based increases from existing customers and new key accounts with increases in OEM Reagent products leading the increases.

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

DNA Testing revenues, resulting from the purchase of GeneSeek Inc. in April 2010, increased 3% in 2012, compared to 2011. The acquisition of the Igenity product line in May of 2012 did not contribute significantly in the year.

COST OF REVENUES

(dollars in thousands)	2013	Increase	2012	Increase	2011
Cost of Revenues	$98,034	7%	$91,621	8%	$84,891

Cost of revenues increased 7% in 2013 and 8% in 2012 in comparison with the prior years. This compares with revenue increases of 13% and 7% in 2013 and in 2012, respectively. Expressed as a percentage of revenues, cost of revenues was 47%, 50% and 49% in 2013, 2012, and 2011, respectively. The decrease in cost of revenues, expressed as a percentage of sales, in 2013 compared to 2012 was due to product mix changes in the Animal Safety segment and higher sales in the Food Safety segment, as a percentage of the total. Margins improved in the Animal Safety segments as the result of higher sales of a canine thyroid replacement product, recovering rodenticide sales from a weak 2012, and new product revenues from acquisitions, all of which are higher than average gross margin products within the segment. The increase in cost of goods sold, expressed as a percentage of sales, in 2012 compared to 2011 was also due to product mix within the Animal Safety segment.

Food Safety gross margins were 64%, 65% and 64% in 2013, 2012 and 2011, respectively. The minor changes in margins between periods relate primarily to changes in product mix. Food Safety segment sales were 51.2% of overall sales in 2013 compared to 49.5% in both 2012 and 2011. The sales shift towards diagnostic products, which have higher margins, contributed to the Company’s overall gross margin improvement in 2013.

Animal Safety gross margins were 41%, 36% and 37% in 2013, 2012 and 2011, respectively. The improvement in the margins from 2012 to 2013 was due to a shift in product mix resulting from higher sales of small animal supplements, rodenticides and the new Uniprim product line acquired from Macleod Pharmaceuticals. Additionally, GeneSeek benefitted from higher margins due to new service offerings acquired in the Igenity and Scidera Genomics purchases. The change in the margins from 2011 to 2012 was primarily due to product mix, as a decline in rodenticide revenues, which generally have a higher gross margin, were offset by increases in cleaners and disinfectants, which are a lower margin product.

OPERATING EXPENSES

(dollars in thousands)	2013	Increase/ (Decrease)	2012	Increase/ (Decrease)	2011
Sales and Marketing	$40,791	16%	$35,026	17%	$30,020
General and Administrative	20,216	19%	17,024	13%	15,112
Research and Development	7,781	17%	6,636	(3%)	6,825

Sales and marketing expenses increased by 16% in 2013 and by 17% in 2012, each compared with the prior year. As a percentage of sales, sales and marketing expense increased to 20% in 2013 from 19% in 2012 and from 17% in 2011. The 2012 and 2013 increases were primarily the result of the significant investment in sales and marketing personnel which the Company announced and undertook beginning in late 2011. Since 2011, 48 positions have been added, an increase of 26%, consisting of additional field sales, marketing, and technical service personnel. This investment was designed to improve the Company’s sales and marketing capabilities, increase market penetration and facilitate the Company’s domestic and international expansion opportunities. Other significant expense increases were for royalties, based on increased sales of products which require royalty payments, shipping expenses, corresponding to the increase in revenues, higher advertising costs and marketing promotions.

General and administrative expenses increased 19% in 2013 compared to 2012 and by 13% in 2012 compared to 2011. The increase in 2013 resulted primarily from increased salaries due to increases in personnel, investments in information technology infrastructure necessary to support the growth of the Company, increased amortization relating to businesses acquired and legal expenses related to the protection of the Company’s intellectual property.

Research and development expenses increased 17% in 2013 compared to 2012 and decreased by 3% in 2012 in comparison with 2011. As a percentage of revenue these expenses were 4% in 2013, 2012 and 2011. Although some fluctuation in research and development expenses will occur across periods, management expects research and development expenses to approximate 3% to 5% of revenues. Certain Company products, particularly on the Animal Safety side of the business, require relatively less investment in research and development expenses. For those products requiring support by research and development, the Company estimates that it spends 8% to 10% of revenues in its research and development efforts. The increase in 2013 is the result of the significant costs resulting from the testing and commercialization of the new products introduced during the year.

OPERATING INCOME

(dollars in thousands)	2013	Increase/ (Decrease)	2012	Increase/ (Decrease)	2011
Operating Income	$40,706	21%	$33,739	(6%)	$35,835

During fiscal year 2013, the Company’s operating income increased by 21% compared to 2012 and decreased in 2012 by 6% when compared to 2011. As a percentage of revenues it was 20%, 18% and 21% in 2013, 2012 and 2011 respectively. The increase in operating income in 2013 was driven by the 13% increase in revenues which, when combined with the improved gross margins, more than offset the increased operating expenses. The decline in operating income in 2012 was due primarily to the increases in selling, general and administrative expenses, which more than offset the higher gross margins resulting from increased revenue. In general, the Company has been successful in improving its operating income from revenue and gross margin growth from existing products and acquisitions and through control of manufacturing, distribution and administrative costs. In each of the last two fiscal years, the Company’s operating expenses have risen, on a percentage basis, faster than the increase in revenues. This is the result of the investment the Company has been making in its sales, marketing and operations infrastructure, to position the Company for future growth opportunities.

OTHER INCOME (EXPENSE)

(dollars in thousands)	2013	Increase	2012	Increase	2011
Other Income (Expense)	$435	335%	$100	N/A	$(640)

Other Income (Expense) consists principally of royalty income, interest income from investing the Company’s excess cash balances, the impact of foreign currency transactions, adjustments to contingent considerations and other miscellaneous items.

In 2013, Other Income primarily consisted of royalty income totaling $364,000, interest income of $144,000, and $100,000 for the reversal of the secondary payment obligation relating to the Igenity acquisition, due to lower than projected sales for the first year. This was offset by $113,000 of secondary payment expense for the final year relating to the GeneSeek acquisition and losses on foreign currency transactions totaling $166,000.

In 2012, Other Income primarily consisted of royalty income totaling $329,000 in 2012, interest income of $107,000, and $154,000 for the reversal of the secondary payment obligation relating to the GeneSeek acquisition, due to lower than projected profitability for the year, offset by losses on foreign currency transactions totaling $531,000.

In 2011, Other Income included a charge of $787,000 related to an increase in the secondary payment obligation for the GeneSeek acquisition due to the achievement of specified profitability levels, royalty income of $317,000, interest income of $95,000, and gains from foreign currency transactions of $281,000.

PROVISION FOR INCOME TAXES

(dollars in thousands)	2013	Increase/ (Decrease)	2012	Increase/ (Decrease)	2011
Provision for Income Taxes	$14,100	23%	$11,450	(8%)	$12,400

The tax provision was 34% of pretax income in 2013, 34% in 2012 and 35% in 2011. Fluctuations in the tax rate from the 35% corporate rate is primarily due to tax credits related to manufacturing and R & D activities partially offset by the provision for state taxes. At the end of 2011, the Company was under audit by the Internal Revenue Service for its 2009 fiscal year; in 2012 this audit was expanded to include the 2010 fiscal year as well. The audit concluded in late 2012 with a small favorable adjustment; thus, amounts totaling $550,000 which had been reserved as uncertain tax positions were reversed, resulting in an effective tax rate of 33.7% for 2012. Absent this adjustment, the Company’s 2012 tax rate would have been 35.5%, compared to 34.3 % in 2012 and 35.2% in 2011.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2013	Increase	2012	Decrease	2011
Net Income Attributable to Neogen	$27,190	21%	$22,513	(1%)	$22,839
Net Income Per Share-Basic	$1.14		$.96		$.99
Net Income Per Share-Diluted	$1.12		$.94		$.96

Net income increased by 21% in 2013 and decreased by 1% in 2012 in comparison with the prior year. As a percentage of revenue, net income was 13% in 2013, 12% in 2012 and 13% in 2011.

FUTURE OPERATING RESULTS

Neogen Corporation’s future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below as well as those discussed elsewhere in this report. Management’s ability to grow the business in the future depends upon its ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities;

•	expanding the Company’s markets by fostering increased use of Company products by customers;

•	maintaining or increasing gross and net operating margins in changing cost environments;

•	strengthening sales and marketing activities in geographies outside of the U.S.;

•	developing and implementing new technology development strategies; and

•	identifying and completing acquisitions that enhance existing product categories or create new products or services.

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2013, the Company had $50,032,000 in cash and cash equivalents, $35,337,000 in marketable securities, and working capital of $150,728,000. The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000 which expires on September 1, 2014. There were no advances against this line of credit during 2013, 2012 and 2011 and no balance outstanding at May 31, 2013 and 2012. For the year ended May 31, 2013, cash generated from operating activities was $26,561,000; proceeds from stock option activity provided an additional $12,646,000 of cash. For the same period, additions to property and equipment and business acquisitions used cash of $8,897,000 and $13,318,000, respectively.

Accounts receivable increased by $3,085,000, or 9%, compared to May 31, 2012, primarily due to the increase in revenues. These accounts are being actively managed and no losses thereon in excess of amounts reserved are currently expected. Days sales outstanding, a measurement of the time it takes to collect receivables, decreased from 60 days at May 31, 2012 to 57 days at May 31, 2013.

Inventory levels increased by $3,323,000, or 9%, in 2013 compared to 2012. Increases were due primarily to the need to support higher sales volumes. During 2013, the Company continued programs aimed at improving inventory turnover and expects to maintain those programs into the future.

In December 2012, Neogen Europe purchased Oswald Hall, a 36,000 square foot building in Ayr, Scotland, for approximately $1,500,000 to accommodate its future growth needs. The Company completed construction of a warehouse in Randolph, Wisconsin in early 2012. It also purchased a 132,000 square foot warehouse facility in Lexington, Kentucky in August 2011 for $4.9 million. These facilities are generally believed to be adequate to support the Company’s existing operations in the near term.

Neogen has been profitable from operations for its last 81 quarters and has generated positive cash flow from operations during this period. However, the Company’s cash on hand and current borrowing availability may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire additional businesses, technology and products that fit within the Company’s strategic plan. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, have not had, and are not expected to have, a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$0	$0	$0	$0	$0
Operating Leases	1,803	467	493	337	506
Unconditional Purchase
Obligations	33,365	32,865	500	0	0

	$35,168	$33,332	$993	$337	$506

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings and short-term investments.

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

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. To a lesser extent it also has assets, liabilities and operations in Mexico where the functional currency is the Mexican Peso and in Brazil where the functional currency is the Real. The Company’s investment in its foreign subsidiaries is considered long-term; accordingly, it does not hedge the net investment nor does it generally engage in other foreign currency hedging activities. It does, however, use strategies to reduce the exposure to currency fluctuations related to payables and receivables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Ernst & Young LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13-a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2013. Based on and as of the time of such evaluation, the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2013. The effectiveness of internal control over financial reporting as of May 31, 2013, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Neogen Corporation

We have audited Neogen Corporation and Subsidiaries’ internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neogen Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation and Subsidiaries as of May 31, 2013 and May 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2013, and our report dated July 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

July 30, 2013

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 proxy statement is included herein by reference.

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

Name	Position with the Company	Year Joined the Company
Lon M. Bohannon	President & Chief Operating Officer, Director	1985
Edward L. Bradley	Vice President, Food Safety	1995
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Jason W. Lilly, Ph. D., MBA	Vice President, Corporate Development	2005
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
Jennifer A. Rice, D.V.M, Ph.D.	Vice President & Senior Research Director	2008
Stephen K. Snyder	President-Elect & Chief Operating Officer-Elect	2013

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Lon M. Bohannon, age 60, joined the Company in October 1985 as Vice President of Finance, was promoted to Chief Financial Officer in June 1987, was promoted to Vice President Administration and Chief Financial Officer in November 1994, was elected to the Board of Directors in October 1996, and was named Chief Operating Officer in September 1999. Mr. Bohannon was named President & Chief Operating Officer in June 2006. He is responsible for all Company operations except research, Neogen Europe, GeneSeek and corporate development. A CPA, he was Administrative Controller for Federal Forge, Inc., a metal forging and stamping firm, from March 1980 until October 1985, and was associated with the public accounting firm of Ernst & Young LLP from June 1975 to March 1980. Mr. Bohannon has announced his intention to retire from the Company, effective August 31, 2013.

Edward L. Bradley, age 53, joined Neogen in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen Corporation. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

James L. Herbert, age 73, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 56, joined the Company in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Jason W. Lilly, age 39, joined the Company in June 2005 as Market Development Manager for Food Safety. In June 2009, he began to work in the Corporate Development group. He was named Vice President of Corporate Development in December 2011. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation. Dr. Lilly holds his Ph.D. in Plant Breeding and Plant Genetics from the University of Wisconsin-Madison, and an MBA in Integrative Management from Michigan State University. Dr. Lilly’s technical knowledge and business acumen provides the Company with a strong combination of merger and acquisition skills.

Terri A. Morrical, age 48, joined Neogen Corporation on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She has directed most aspects of the Company’s Animal Safety operations since she joined the Company and currently serves as Vice President in charge of all of the Company’s Animal Safety operations. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 57, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Steven J. Quinlan, age 50, joined Neogen in January 2011 as Vice President and Chief Financial Officer. Mr. Quinlan came to Neogen following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was Corporate Controller at Detrex from 1998-2001, and was Divisional Controller for a number of Detrex operating businesses from 1992-1997. Prior to joining Detrex, Mr. Quinlan was employed by Ford Motor Company from 1989 through 1991 as a Cost Analyst. He was associated with the public accounting firm of Price Waterhouse from 1985-1989.

Dr. Jennifer A. Rice, age 52, joined the Company in February 2009 as Senior Scientific Officer. In October 2010, she was named Vice President and Senior Research Director and has responsibility to manage and lead Neogen’s R&D portfolio. Prior to joining Neogen, Dr. Rice served as Animal Health Global Product Development Leader at Dow AgroSciences. From 1996 to 2004, she held Research Director positions at Biocor Animal Health (2001-2004) and Merial Animal Health (1996-2001). Dr. Rice’s strong background in leading large global Research and Development teams brings a very important management skill to Neogen.

Stephen K. Snyder, age 49, joined the Company in June 2013 as President-Elect and Chief Operating Officer-Elect. He will be responsible for all Company operations except research, Neogen Europe, GeneSeek and corporate development upon Mr. Bohannon’s retirement in August 2013. Prior to joining Neogen, Mr. Snyder served in various commercial, sales and marketing leadership positions in nutrition-oriented food ingredients, high-intensity sweeteners and industrial products with privately-held Cargill based in Minneapolis, Minnesota, from 2001 to 2013. Prior to Cargill, Mr. Snyder was vice president of commercial development involved in the startup of Senomyx, in San Diego, California from 1999 to 2000. He served in a range of commercial and strategic planning roles in specialty chemicals and food ingredients at various locations with St. Louis, Missouri-based Monsanto from 1986 to 1999.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2013.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Neogen’s proxy statement to be filed within 120 days of May 31, 2013.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: July 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	July 30, 2013

/s/ Lon M. Bohannon Lon M. Bohannon	President & Chief Operating Officer and Director	July 30, 2013

/s/ Steven J. Quinlan Steven J. Quinlan	Vice President & Chief Financial Officer (Principal Accounting Officer)	July 30, 2013

* William T. Boehm	Director

* A. Charles Fischer	Director

* Richard T. Crowder	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert
	James L. Herbert, Attorney-in-fact	July 30, 2013

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2013

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation, as restated (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2011).

3.2	By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form10-Q dated February 29, 2000)

10.1	Neogen Corporation 1997 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.2	Neogen Corporation 2007 Stock Option Plan as amended and restated, (Incorporated by reference to Exhibit A to the Registrant’s 2011 Proxy Statement August 31, 2011 filed September 1, 2011).

10.3.a	Line of Credit Note (Facility A) dated August 31, 2011 between Registrant and JPMorgan Chase N.A. (Incorporated by reference to Exhibit 10.3a to the Registrant’s Form 10-K filed July 30, 2012).

10.3.b	Line of Credit Note (Facility B) dated August 31, 2011 between Registrant and JPMorgan Chase N.A. (Incorporated by reference to Exhibit 10.3b to the Registrant’s Form 10-K filed July 30, 2012).

10.4	Second Amendment to Credit Agreement effective August 31, 2011 between Registrant and JPMorgan Chase N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed July 30, 2012).

10.5	Stock Purchase agreement among Neogen Corporation, GeneSeek, Inc. and the Shareholders of GeneSeek dated March 31, 2010 (Incorporated by reference to the Registrant’s Form 10-K filed August 16, 2010).

21.0	Listing of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.1	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2013

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 31, 2013 and 2012

Consolidated Statements of Income—Years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income—Years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Equity— Years ended May 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows— Years ended May 31, 2013, 2012 and 2011

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation and Subsidiaries (the Company) as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and Subsidiaries at May 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neogen Corporation and Subsidiaries’ internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids Michigan

July 30, 2013

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Assets

(in thousands)

	May 31
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$50,032	$49,045
Marketable securities	35,337	19,600
Accounts receivable, less allowance of $900 and $800 at May 31, 2013 and 2012	38,737	35,652
Inventories	38,315	34,992
Deferred income taxes	1,462	1,328
Prepaid expenses and other current assets	4,564	3,324

Total Current Assets	168,447	143,941

Property and Equipment
Land and improvements	1,669	1,439
Buildings and improvements	22,779	20,657
Machinery and equipment	33,060	27,508
Furniture and fixtures	1,021	1,410
Construction in progress	1,561	590

	60,090	51,604
Less accumulated depreciation	25,745	21,671

Net Property and Equipment	34,345	29,933

Other Assets
Goodwill	59,491	53,052
Other non-amortizable intangible assets	6,660	5,270
Amortizable customer based intangibles, net of accumulated amortization of $9,446 and $7,111 at May 31, 2013 and 2012	12,345	10,826
Other non-current assets, net of accumulated amortization of $4,222 and $3,578 at May 31, 2013 and 2012	9,270	8,578

Total Other Assets	87,766	77,726

	$290,558	$251,600

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Liabilities and Equity

(in thousands, except share and per share)

	May 31
	2013	2012
Liabilities and Equity

Current Liabilities
Accounts payable	$9,212	$10,760
Accruals
Compensation and benefits	3,227	2,756
Federal income taxes	165	809
Other	5,115	5,654

Total Current Liabilities	17,719	19,979

Deferred Income Taxes	12,449	9,974
Other Long-Term Liabilities	2,103	2,593

Total Liabilities	32,271	32,546

Commitments and Contingencies (note 7)

Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	0	0
Common stock, $0.16 par value - shares authorized 60,000,000; 24,056,014 and 23,619,761 shares issued and outstanding at May 31, 2013 and 2012	3,849	3,779
Additional paid-in capital	101,859	89,592
Accumulated other comprehensive loss	(1,372)	(1,227)
Retained earnings	153,885	126,695

Total Neogen Corporation and Subsidiaries
Stockholders’ Equity	258,221	218,839

Noncontrolling interest	66	215

Total Equity	258,287	219,054

	$290,558	$251,600

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share)

	Year Ended May 31
	2013	2012	2011
Revenues
Product revenues	$184,134	$164,910	$154,664
Service revenues	23,394	19,136	18,019

Total Revenues	207,528	184,046	172,683

Cost of Revenues
Cost of product revenues	$84,045	$78,823	$72,839
Cost of service revenues	13,989	12,798	12,052

Total Cost of Revenues	98,034	91,621	84,891

Gross Margin	109,494	92,425	87,792

Operating Expenses
Sales and marketing	40,791	35,026	30,020
General and administrative	20,216	17,024	15,112
Research and development	7,781	6,636	6,825

	68,788	58,686	51,957

Operating Income	40,706	33,739	35,835

Other Income (Expense)
Interest income	144	107	95
Royalty income	364	329	317
Change in purchase consideration	(14)	154	(787)
Other, net	(59)	(490)	(265)

	435	100	(640)

Income Before Income Taxes	41,141	33,839	35,195
Provision for Income Taxes	14,100	11,450	12,400

Net Income	27,041	22,389	22,795
Net Loss (Income) Attributable to Noncontrolling Interest	149	124	44

Net Income Attributable to Neogen	$27,190	$22,513	$22,839

Net Income Attributable to Neogen Per Share
Basic	$1.14	$0.96	$0.99

Diluted	$1.12	$0.94	$0.96

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share)

	Year Ended May 31
	2013	2012	2011

Net Income	27,041	22,389	22,795
Other Comprehensive Loss, Net of Tax:
Currency Translation Adjustments	(145)	(833)	1,282

Other Comprehensive Loss	(145)	(833)	1,282

Comprehensive Income	26,896	21,556	24,077

Comprehensive Loss (Income) Attributable to Noncontrolling Interest	149	124	44

Comprehensive Income Attributable to Neogen Corporation	27,045	21,680	24,121

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, May 31, 2010	22,625,399	3,621	69,550	(1,676)	81,343	383	153,221
Exercise of options and warrants, including share based compensation and $2,992 income tax benefit	646,953	103	11,283				11,386
Issuance of shares under Employee Stock Purchase Plan	18,252	3	415				418
Comprehensive income:
Net income (loss) for 2011					22,839	(44)	22,795
Other comprehensive loss				1,282			1,282

Balance, May 31, 2011	23,290,604	$3,727	$81,248	$(394)	$104,182	$339	$189,102

Exercise of options and warrants, including share based compensation and $1,829 income tax benefit	315,013	50	7,837				7,887
Issuance of shares under Employee Stock Purchase Plan	14,144	2	507				509
Comprehensive income:
Net income (loss) for 2012					22,513	(124)	22,389
Other comprehensive loss				(833)			(833)

Balance, May 31, 2012	23,619,761	$3,779	$89,592	$(1,227)	$126,695	$215	$219,054

Exercise of options and warrants, including share based compensation and $3,113 income tax benefit	421,328	68	11,733				11,801
Issuance of shares under Employee Stock Purchase Plan	14,925	2	534				536
Comprehensive income:
Net income (loss) for 2013					27,190	(149)	27,041
Other comprehensive loss				(145)			(145)

Balance, May 31, 2013	24,056,014	$3,849	$101,859	$(1,372)	$153,885	$66	$258,287

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended May 31
	2013	2012	2011
Net income	$27,041	$22,389	$22,795
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,411	6,173	5,329
Deferred income taxes	287	1,340	2,253
Share based compensation	3,064	2,455	2,237
Excess income tax benefit from the exercise of stock options	(3,113)	(1,829)	(2,992)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,674)	(7,204)	(903)
Inventories	(2,082)	(3,093)	(434)
Prepaid expenses and other current assets	(1,505)	1,497	499
Accounts payable	(1,417)	2,330	1,196
Accruals and other changes	(451)	(1,781)	(1,137)

Net Cash From Operating Activities	26,561	22,277	28,843

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(8,897)	(12,413)	(7,796)
Proceeds from the sale of marketable securities	67,039	72,270	40,076
Purchases of marketable securities	(82,776)	(71,631)	(60,315)
Business acquisitions, net of cash acquired	(13,318)	(4,011)	0

Net Cash Used In Investing Activities	(37,952)	(15,785)	(28,035)
Cash Flows From Financing Activities
Exercise of options	9,533	5,797	10,259
Excess income tax benefit from the exercise of stock options	3,113	1,829	2,992
Increase (Decrease) in other long-term liabilities	(155)	(750)	(1,217)

Net Cash From Financing Activities	12,491	6,876	12,034
Effect of Exchange Rate on Cash	(113)	(167)	196
Net Increase (Decrease) In Cash and Cash Equivalents	987	13,201	13,038
Cash And Cash Equivalents At Beginning of Year	49,045	35,844	22,806

Cash And Cash Equivalents At End of Year	$50,032	$49,045	$35,844

Supplement Cash Flow Information
Income taxes paid, net of refunds	$8,986	$6,445	$9,863

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and markets a diverse line of products and services dedicated to food and animal safety.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V., which is 60% owned and Neogen do Brasil, which is 92% owned. Noncontrolling interest represents the noncontrolling owner’s proportionate share in the equity of the Company’s majority owned subsidiaries. The noncontrolling owner’s proportionate share in the income or losses of the Company’s majority owned subsidiaries is subtracted from or added to, net income to calculate the net income attributable to Neogen Corporation.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off to the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at May 31, 2013. One customer accounted for more than 10% of accounts receivable at May 31, 2012. As of May 31, 2012 the balance due from that customer was $3,785,000, approximately 10% of the total of all outstanding accounts receivable. The activity in the allowance for doubtful accounts was as follows:

	Year ended May 31
	2013	2012	2011
Beginning Balance	$800,000	$800,000	$600,000
Provision	193,033	90,821	446,346
Recoveries	24,029	12,211	88,175
Write-offs, net	(117,062)	(103,032)	(334,521)

Ending Balance	$900,000	$800,000	$800,000

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments other than cash equivalents and marketable securities, which include accounts receivable and accounts payable, approximate fair value based on either their short maturity or current terms for similar instruments.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents were $50,032,000 and $49,045,000 at May 31, 2013 and 2012, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and meet the Level 1 criteria.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of short-term domestic certificates of deposit of $13,348,000 and commercial paper rated at least A-2/P-2 with maturities between 91 days and one year of $21,989,000. Outstanding marketable securities at May 31, 2013 were $35,337,000; there were $19,600,000 marketable securities outstanding at May 31, 2012. These securities are classified as held for sale. The primary objective of the Company’s short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair values (that approximate carrying value) based on recent trades or pricing models and therefore meet the Level 2 criteria.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31
(in thousands)	2013	2012
Raw materials	$16,587	$13,997
Work-in-process	3,583	2,110
Finished and purchased finished goods	18,145	18,885

	$38,315	$34,992

No less frequently than quarterly, inventory is analyzed for slow moving and obsolete inventory and the valuation allowance is adjusted as required. Write offs against the allowance are not separately identified. The valuation allowance for inventory was $1,250,000 and $1,100,000 at May 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements and three to ten years for furniture, fixtures, machinery and equipment. Depreciation expense was $4,417,000, $3,646,000 and $3,185,000 in 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to 20 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the Company’s qualitative assessment concludes that it is probable that an impairment exists, or the Company skips the qualitative assessment, then the Company performs a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations. The remaining weighted-average amortization period for customer based intangibles and other intangible is 12 and 13 years, respectively, at May 31, 2013 and May 31, 2012.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset are less than the carrying value of the asset. In such an event, fair value is determined using discounted cash flows and if lower than the carrying value, impairment is recognized through a charge to operations.

Reclassifications

Certain amounts in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentation.

Stock Options

At May 31, 2013, the Company had stock option plans which are described more fully in Note 5.

The weighted-average fair value per share of stock options granted during 2013, 2012 and 2011, estimated on the date of grant using the Black-Scholes option pricing model, was $13.81, $10.41 and $8.66 respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2013	2012	2011
Risk-free interest rate	1.2%	1.2%	1.7%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	39.2%	36.4%	35.8%
Expected option life	4.0 years	4.0 years	4.0 years

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

Revenue Recognition

Revenue from products and services is recognized when a purchase order has been received, the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable. To the extent customer payment is received before all recognition criteria has been met, these revenues are initially deferred and later recognized in the period that all recognition criteria has been met. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by the Company are recorded in sales and marketing expense; these expenses totaled $6,856,000, $5,940,000 and $5,211,000 in 2013, 2012 and 2011, respectively.

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

The Company’s foreign subsidiaries are comprised of Neogen Europe (wholly-owned subsidiary), Neogen Latinoamerica (60% owned by Neogen) and Neogen do Brasil (92% owned by Neogen). Based on historical experience as well as the Company’s future plans, earnings from these subsidiaries are expected to be re-invested indefinitely for future expansion and working capital needs. Furthermore, the Company’s domestic operations have historically produced sufficient operating cash flow, to mitigate the need to remit foreign earnings. On an annual basis, the Company evaluates the current business environment and whether any new events or other external changes might require a re-evaluation of the decision to indefinitely re-invest foreign earnings. At May 31, 2013 unremitted earnings of the foreign subsidiaries were $13,419,000.

Research and Development Costs

Research and Development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,055,000, $1,001,000 and $677,000 in 2013, 2012 and 2011, respectively.

Net Income Attributable to Neogen Per Share

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

	Year ended May 31
(in thousands)	2013	2012	2011
Numerator for basic and diluted net income per share - Net income attributable to Neogen	$27,190	$22,513	$22,839

Denominator - Denominator for basic net income per share weighted average shares	23,845	23,466	23,007
Effect of dilutive stock options and warrants	482	553	784

Denominator for diluted net income per share	24,327	24,019	23,791
Net income attributable to Neogen per share
Basic	$1.14	$0.96	$0.99
Diluted	$1.12	$0.94	$0.96

In 2012 and 2011, 52,300 and 12,000, options were excluded from the computations of net income per share as the option exercise prices exceeded the average market price of the common shares. In 2013, no options were excluded as the average market price exceeded the exercise price for all options outstanding.

New Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The Company adopted the update in the first quarter of its fiscal 2013; the adoption affected the presentation of its financial statements, but did not have an impact on the results of the Company’s operations.

In September 2011, the FASB issued an accounting standards update titled Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued an accounting standard update titled Intangibles – Goodwill and Other: Testing Indefinite Lived Intangible Assets for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible amount is less than its carrying amount and, in some cases, skip the quantitative impairment test. This standard is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted. The early adoption of this update did not have a material effect on the Company’s consolidated financial statements.

2.	Goodwill and Other Intangible Assets

The Company follows the provisions of ASC 350 – Intangibles Goodwill and Other (ASC 350). ASC 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and the Company reviews these intangibles for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. Management has completed the annual impairment analysis of goodwill and intangible assets with indefinite lives as prescribed by ASC 350 as of the first day of the fourth quarter of 2013 and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by reportable segment:

(In thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2011	$16,696	$34,888	$51,584
Goodwill acquired	0	1,468	1,468

Balance, May 31, 2012	$16,696	$36,356	$53,052
Goodwill acquired	0	6,439	6,439

Balance, May 31, 2013	$16,696	$42,795	$59,491

At May 31, 2013, non-amortizable intangible assets included licenses of $569,000, trademarks of $4,867,000 and a customer relationship intangible of $1,224,000. At May 31, 2012, non-amortizable intangible assets included licenses of $555,000, trademarks of $3,491,000 and a customer relationship intangible of $1,224,000.

Amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

(In thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$4,165	$1,409	$2,756
Covenants not to compete	334	186	148
Patents	5,184	2,363	2,821
Customer relationship intangibles	21,791	9,446	12,345
Other product and service related intangibles	3,783	264	3,519

Balance, May 31, 2013	$35,257	$13,668	$21,589

Licenses	$3,814	$1,066	$2,748
Covenants not to compete	282	127	155
Patents	4,497	1,951	2,546
Customer relationship intangibles	17,212	7,109	10,103
Other product and service-related intangibles	725	2	723

Balance, May 31, 2012	$26,530	$10,255	$16,275

Amortization expense for intangibles totaled $2,994,000, $2,527,000 and $2,144,000 in 2013, 2012, and 2011, respectively. The estimated amortization expense for each of the five succeeding years is as follows: $3,070,000 in 2014, $2,808,000 in 2015, $2,568,000 in 2016, $2,231,000 in 2017 and 2,048,000 in 2018. The amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 20 years for patents, and 12 to 20 years for customer based intangibles. All definite lived intangibles are amortized on a straight line basis with the exception of definite lived customer-based intangibles and product and service-related intangibles which are amortized on an accelerated basis.

3.	Business Combinations

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On April 1, 2010, Neogen Corporation acquired GeneSeek, Inc. of Lincoln, Nebraska, a leading commercial agricultural genetic laboratory. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Consideration for the purchase was $14,050,000 in cash and secondary payment obligations of up to $7,000,000. The allocation of the purchase price included accounts receivable of $1,923,000, inventory of $1,512,000, fixed assets of $847,000, current liabilities of $905,000, deferred tax liabilities of $2,530,000, secondary payment liabilities of $3,583,000, intangible assets of $6,802,000 (with estimated lives of 5-20 years) and the remainder to goodwill (not deductible for tax purposes). The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The secondary payment was based upon future operating results of the GeneSeek business through 2013, and payable annually over a three year period, measured at fair value, and is considered a Level 3 fair value measurement. The Company recorded a charge within other income (expense) of approximately $787,000 for the year ended May 31, 2011, representing the increase from its original estimate in fair value of the secondary payment liability. As of May 31, 2011, the balance of the secondary payment liability recorded was approximately $4,370,000. A payment of $1,856,000 was made in June, 2011 to the former owners of GeneSeek, comprised of $1,537,000 for the first year contingent payment and an additional $319,000 for inventory purchased post acquisition and settlement of other liabilities. In 2012, the Company reversed $154,000 of the secondary payment liability, based on a lower calculated second year payout than had been estimated at May 31, 2011 due to lower 2012 earnings. In May 2012, the second year payment of $1,263,000 was made to the former owners. The third and final payment of $1,500,000 was made in May 2013. The acquisition has been integrated into the Animal Safety segment.

On June 21, 2011, Neogen Corporation acquired the assets of VeroMara seafood testing laboratory for approximately $813,000 in cash and a potential secondary payment of approximately $200,000 from its parent company, GlycoMar Ltd. Formerly based in Oban, Scotland, VeroMara offered commercial testing for the shellfish and salmon aquaculture industries, including tests for shellfish toxins, general foodborne pathogens, including E. coli noroviruses, and salmon husbandry. VeroMara recorded revenues of approximately $800,000 (U.S.) in its most recently completed fiscal year prior to acquisition. The acquisition has been integrated into the Company’s Food Safety segment at its Ayr, Scotland location.

On May 1, 2012, the Company purchased the assets of the Igenity animal genomics business from Merial Limited. Consideration for the purchase, which was determined through arm’s length negotiations, was $3,200,000 in cash and included allocations of net current assets of $110,000, fixed assets of $340,000, $600,000 accrued for secondary consideration, intangible assets of $2,036,000 and the remainder to goodwill. During the year, the company paid $500,000 for data sets included in the secondary consideration. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. In the past, GeneSeek conducted the genetic testing of samples for Igenity, and Igenity used the information with its extensive bioinformatics system to identify the animal’s positive or negative traits. The Igenity business was moved to GeneSeek’s operations in Lincoln, Nebraska, and operates as part of Neogen’s GeneSeek subsidiary, within the Animal Safety segment. In May 2013, the Company reversed the remaining $100,000 of the secondary consideration accrual to Other Income, as the business did not attain the revenue level stipulated for the year.

On October 1, 2012, Neogen Corporation acquired the stock of Macleod Pharmaceuticals, Inc., of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for secondary consideration. The purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $353,000, inventory of $1,238,000, fixed assets of $300,000, current liabilities of $82,000, deferred tax liabilities of $2,054,000, secondary payment liabilities of $100,000, intangible assets of $5,542,000 and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. Macleod operates as a subsidiary of Neogen Corporation, reporting within the Animal Safety segment.

On January 2, 2013, Neogen Corporation acquired the assets of Scidera Genomics, LLC, an animal genomics business based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performs parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The preliminary purchase price allocation included current assets of $35,000, fixed assets of $246,000, intangible assets of $1,570,000 and the remainder to goodwill. These values are Level 3 fair value measurements. This business reports within the Animal Safety segment.

On July 1, 2013, Neogen Corporation acquired the assets of SyrVet, Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with 30% of their sales coming from international markets, primarily in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and secondary payment liability of up to $1,500,000.

Goodwill recognized in the acquisitions discussed above relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

4.	Long-Term Debt

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000 which matures on September 1, 2014. There were no advances against this line of credit during 2013, 2012 and 2011 and no balance outstanding at May 31, 2013 and 2012. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.19% at May 31, 2013). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at May 31, 2013 and May 31, 2012.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 818,000, 1,108,000 and 397,000 at May 31, 2013, 2012 and 2011, respectively. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years.

(In thousands except for share price)	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at May 31, 2010 (729 exercisable)	1,998	14.14	4.72
Granted	293	28.50	8.66
Exercised	(627)	9.83	3.98
Forfeited	(90)	18.22	5.84

Outstanding at May 31, 2011 (509 exercisable)	1,574	17.77	5.71
Granted	316	34.59	10.41
Exercised	(320)	12.44	4.39
Forfeited	(27)	16.62	5.39

Outstanding at May 31, 2012 (575 exercisable)	1,543	22.34	6.95
Granted	306	43.00	13.81
Exercised	(438)	15.91	5.14
Forfeited	(16)	29.50	9.11

Outstanding at May 31, 2013 (499 exercisable)	1,395	28.82	9.00

The following is a summary of stock options outstanding at May 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted Average Exercise Price
$ 6.75 - $ 19.17	225,912	1.97	$15.03	164,192	$13.85
19.18 - 19.94	287,066	1.62	19.55	155,071	19.55
19.95 - 34.37	295,017	3.44	28.10	124,981	27.25
34.38 - 42.39	283,250	3.75	34.76	55,048	35.01
42.40 - 43.00	303,500	4.99	43.00	0	0

	1,394,745	3.23	28.82	499,292	21.31

The weighted-average exercise price of shares that were exercisable at May 31, 2013 and 2012 was $21.31 and $16.59, respectively. The weighted-average grant-date fair value of options granted in 2013, 2012, and 2011 was $13.81, $10.41 and $8.66, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $35,778,000 and $16,557,000, respectively, at May 31, 2013, $25,617,000 and $12,855,000 respectively, at May 31, 2012 and $42,607,000 and $16,040,000 respectively, at May 31, 2011. The aggregate intrinsic value of options exercised during the year was $12,519,000 in 2013, $8,226,000 in 2012 and $15,262,000 in 2011. Remaining compensation cost to be expensed in future periods for non-vested options was $4,096,000 at May 31, 2013, with a weighted average expense recognition period of 3.2 years.

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

Common stock totaling 43,539 of the 225,000 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. An additional 250,000 shares are also reserved for issuance under the terms of the 2011 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees were 14,925, 14,144 and 18,252 in 2013, 2012 and 2011, respectively.

6.	Income Taxes

The provision for income taxes consisted of the following:

	Year ended May 31
(In thousands)	2013	2012	2011
Current:
U.S. Taxes	$12,959	$9,520	$9,336
Foreign	854	587	811
Deferred	287	1,343	2,253

	$14,100	$11,450	$12,400

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31
(In thousands)	2013	2012
Deferred income tax liabilities
Indefinite and long-lived assets	$(13,953)	$(11,238)
Prepaids	(333)	(365)

	(14,286)	(11,603)
Deferred income tax assets
Inventories and accounts receivable	1,228	1,149
Acquired net operating loss carry forwards	0	19
Accrued liabilities and other	2,071	1,789

	3,299	2,957

Net deferred income tax liabilities	$(10,987)	$(8,646)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(In thousands)	2013	2012	2011
Tax at U.S. statutory rates	$14,400	$11,900	$12,300
Tax credits and other	(980)	(755)	(145)
Provisions for state income taxes, net of federal benefit	680	305	245

	$14,100	$11,450	$12,400

At the end of 2011, the Company was under audit by the Internal Revenue Service for its 2009 fiscal year; in 2012 this audit was expanded to include the 2010 fiscal year as well. The audit concluded in late 2012 with a slight favorable adjustment; thus, amounts totaling $550,000 which had been reserved as uncertain tax positions were reversed in the fourth quarter of 2012, resulting in an effective tax rate of 33.7% for 2012. Absent this adjustment, the Company’s 2012 tax rate would have been 35.5%, compared to 34.3% in 2013 and 35.2% in 2011.

The Company has no significant accrual for unrecognized tax benefits at May 31, 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2010.

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at May 31, 2013 and 2012, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long term liabilities in the consolidated balance sheet.

In August 2011 the Company purchased a facility in Lexington, Kentucky for $4,950,000. This purchase provides the Company an additional 128,000 square feet of office, production and warehouse space to accommodate near-term expansion needs. Currently, a portion of the building is leased to outside parties. Lease rental income is expected to be $104,000 for 2014, $38,000 for 2015 and $3,000 for 2016.

In December 2012 the Company purchased a 36,000 square foot facility adjacent to the Company’s facility on the campus of the Scottish Agricultural College in Ayr, Scotland for approximately $1.5 million.

The Company has agreements with unrelated third parties that provide for the payment of license fees and royalties on the sale of certain products. License fees and royalty expense under the terms of these agreements was $1,837,000, $1,371,000 and $1,561,000 for 2013, 2012 and 2011, respectively.

The Company has agreements with unrelated third parties that provide for guaranteed minimum royalty payments to be paid by the Company for certain technologies, as follows: 2014—$907,000, 2015—$1,007,000, 2016—$1,157,000, and 2017 and later—$1,157,000.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for 2013, 2012 and 2011 was $657,000, $495,000 and $477,000, respectively. Future minimum rental payments for these leases over their remaining terms are as follows: 2014—$467,000, 2015—$247,000, 2016—$247,000, and 2017 and later—$843,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer up to IRS limits, with the Company matching 100% of the first 3% deferred and 50% of the next 2% deferred. The Company’s expense under this plan was $863,000, $760,000 and $733,000 in 2013, 2012 and 2011, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genetic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides and disinfectants to assist in control of rodents and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of the segments are the same as those described in Note 1.

Segment information is as follows:

(In thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
2013
Product revenues to external customers	$102,971	$81,163	$0	$184,134
Service revenues to external customers	3,187	20,207	0	23,394

Total revenues to external customers	106,158	101,370	0	207,528
Operating income (loss)	27,366	15,858	(2,518)	40,706
Depreciation and amortization	3,874	3,537	0	7,411
Interest income	0	0	144	144
Income taxes	9,182	4,770	148	14,100
Total assets	93,079	121,908	75,571	290,558
Expenditures for long-lived assets	6,046	2,851	0	8,897

2012
Product revenues to external customers	$90,460	$74,450	$0	$164,910
Service revenues to external customers	644	18,492	0	19,136

Total revenues to external customers	91,104	92,942	0	184,046
Operating income (loss)	23,932	12,039	(2,232)	33,739
Depreciation and amortization	3,500	2,673	0	6,173
Interest income	0	0	107	107
Income taxes	7,795	3,589	66	11,450
Total assets	62,227	106,987	82,386	251,600
Expenditures for long-lived assets	4,633	7,780	0	12,413

2011
Product revenues to external customers	$85,514	$69,150	$0	$154,664
Service revenues to external customers	0	18,019	0	18,019

Total revenues to external customers	85,514	87,169	0	172,683
Operating income (loss)	24,305	13,342	(1,812)	35,835
Depreciation and amortization	3,251	2,078	0	5,329
Interest income	0	0	95	95
Income taxes (benefit)	8,410	4,617	(627)	12,400
Total assets	78,373	90,832	50,457	219,662
Expenditures for long-lived assets	4,908	2,888	0	7,796

(1)	Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

Revenues to customers located outside the United States amounted to $83,171,000 or 40.1% of consolidated revenues in 2013, $76,672,000 or 41.7% in 2012 and $72,724,000 or 42.1% in 2011 and were derived primarily in various countries throughout Europe, Canada, and the geographic areas of South and Central America and Asia. No customer represented revenues in excess of 10% of consolidated net sales in any of the three years. The United States based operations represent 95% of the Company’s long-lived assets as of May 31, 2013 and 96% as May 31, 2012.

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of May 31, 2011, 74,684 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in 2013 or 2012. Shares purchased under the program were retired.

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
(In thousands, except per share)	August 2012	November 2012	February 2013	May 2013
Total revenues	$49,729	$50,737	$51,055	$56,007
Gross margin	26,494	27,306	27,313	28,381
Net income attributable to Neogen Corp	6,714	6,793	6,652	7,031
Basic net income per share	.28	.29	.28	.29
Diluted net income per share	.28	.28	.27	.29

	Quarter Ended
(In thousands, except per share)	August 2011	November 2011	February 2012	May 2012
Total revenues	$45,697	$44,891	$44,912	$48,546
Gross margin	22,977	22,657	22,892	23,899
Net income attributable to Neogen Corp	6,004	5,237	5,244	6,028
Basic net income per share	.26	.22	.22	.26
Diluted net income per share	.25	.22	.22	.25

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options and warrants for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.