Form 10-Q
period 2013-08-31
NEOGEN CORP
filed 2013-09-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013.

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

As of September 1, 2013, there were 24,240,625 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,608	$50,032
Marketable securities (at fair value, which approximates cost)	40,767	35,337
Accounts receivable, less allowance of $900 and $900	43,649	38,737
Inventories	43,757	38,315
Deferred income taxes	1,462	1,462
Prepaid expenses and other current assets	4,663	4,564

TOTAL CURRENT ASSETS	177,906	168,447
NET PROPERTY AND EQUIPMENT	35,813	34,345
OTHER ASSETS
Goodwill	63,576	59,491
Other non-amortizable intangible assets	7,007	6,660
Customer based intangibles, net of accumulated amortization of $9,376 and $9,446	13,721	12,345
Other non-current assets, net of accumulated amortization of $5,067 and $4,222	10,114	9,270

	94,418	87,766

TOTAL ASSETS	$308,137	$290,558

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,654	$9,212
Accrued compensation	3,166	3,227
Income taxes	2,350	165
Other accruals	5,669	5,115

TOTAL CURRENT LIABILITIES	22,839	17,719
DEFERRED INCOME TAXES	12,449	12,449
OTHER LONG-TERM LIABILITIES	2,127	2,103

	14,576	14,552

TOTAL LIABILITIES	37,415	32,271
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 24,240,625 and 24,056,014 shares issued and outstanding at August 31, 2013 and May 31, 2012	3,878	3,849
Additional paid-in capital	106,238	101,859
Accumulated other comprehensive loss	(1,042)	(1,372)
Retained earnings	161,724	153,885

Total Neogen Corporation Stockholders’ Equity	270,798	258,221
Noncontrolling interest	(76)	66

TOTAL EQUITY	270,722	258,287

TOTAL LIABILITIES AND EQUITY	$308,137	$290,558

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31,
	2013	2012
	(In thousands, except share and per share amounts)
REVENUES
Product revenues	$51,346	$44,813
Service revenues	7,202	4,916

Total Revenues	58,548	49,729
COST OF REVENUES
Cost of product revenues	23,510	20,318
Cost of service revenues	4,674	2,917

Total Cost of Revenues	28,184	23,235

GROSS MARGIN	30,364	26,494
OPERATING EXPENSES
Sales and marketing	10,324	9,758
General and administrative	5,536	4,482
Research and development	2,086	1,926

	17,946	16,166

OPERATING INCOME	12,418	10,328
OTHER INCOME (EXPENSE)
Interest income	31	38
Change in purchase consideration	0	(13)
Other income (expense)	(552)	47

	(521)	72
INCOME BEFORE INCOME TAXES	11,897	10,400
INCOME TAXES	4,200	3,700

NET INCOME	7,697	6,700
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	142	14

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$7,839	$6,714

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.33	$0.28

Diluted	$0.32	$0.28

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended August 31,
	2013	2012
	(In thousands, except share and per share amounts)
Net Income	$7,697	$6,700
Currency Translation Adjustments	330	348

Comprehensive Income	8,027	7,048
Comprehensive Loss (Income) attributable to non-controlling interest	142	14

Comprehensive Income attributable to Neogen Corporation	$8,169	$7,062

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest
	(In thousands)
Balance, June 1, 2013	24,056	$3,849	$101,859	($1,372)	$153,885	$66	$258,287
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $1,585 of excess income tax benefit	179	28	4,097				4,125
Issuance of shares under employee stock purchase plan	6	1	282				283
Comprehensive income:
Net income (loss) for the three months ended August 31, 2013					7,839	(142)	7,697
Foreign currency translation adjustments				330			330

Balance, August 31, 2013	24,241	$3,878	$106,238	($1,042)	$161,724	($76)	$270,722

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2013	2012
	(In thousands, except share and per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,697	$6,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,029	1,626
Share based compensation	789	682
Excess income tax benefit from the exercise of stock options	(1,585)	(1,029)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,069)	(1,790)
Inventories	(3,207)	35
Prepaid expenses and other current assets	(96)	(1,136)
Accounts payable, accruals and other	3,950	(644)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,508	4,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(2,041)	(1,923)
Proceeds from the sale of marketable securities	25,732	18,428
Purchases of marketable securities	(31,162)	(28,847)
Acquisition of business	(10,012)	0

NET CASH USED IN INVESTING ACTIVITIES	(17,483)	(12,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	56	(287)
Net proceeds from issuance of common stock	3,806	2,494
Excess income tax benefit from the exercise of stock options	1,585	1,029

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,447	3,236
EFFECT OF EXCHANGE RATE ON CASH	104	102
DECREASE IN CASH	(6,424)	(4,560)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,032	49,045

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,608	$44,485

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2014. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2013 audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2013	May 31, 2013
	(In thousands)
Raw Materials	$18,581	$16,587
Work-in-process	3,806	3,583
Finished and purchased goods	21,370	18,145

	$43,757	$38,315

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended August 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$7,839	$6,714
Denominator:
Denominator for basic net income per share:
Weighted average shares	24,106	23,678
Effect of dilutive stock options and warrants	572	520

Denominator for diluted net income per share	24,678	24,198
Net income attributable to Neogen Corporation per share:
Basic	$0.33	$0.28

Diluted	$0.32	$0.28

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

Segment information for the three months ended August 31, 2013 and 2012 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2014
Product revenues to external customers	$28,554	$22,792	$0	$51,346
Service revenues to external customers	1,444	5,758	0	7,202

Total revenues to external customers	29,998	28,550	0	58,548
Operating income (loss)	8,701	4,420	(703)	12,418
Total assets	98,062	136,687	73,388	308,137
Fiscal 2013
Product revenues to external customers	$25,782	$19,031	$0	$44,813
Service revenues to external customers	413	4,503	0	4,916

Total revenues to external customers	26,195	23,534	0	49,729
Operating income (loss)	7,669	3,243	(584)	10,328
Total assets	89,170	105,769	65,858	260,797

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the three months ended August 31, 2013 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2013	1,395,000	$28.82
Granted	319,000	14.65
Exercised	(182,000)	5.98
Forfeited	(44,000)	9.13

Options outstanding at August 31, 2013	1,488,000	10.62

During the three month periods ended August 31, 2013 and 2012, the Company recorded $789,000 and $682,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY-14 and FY-13, estimated on the date of grant using the Black-Scholes option pricing model was $14.65 and $13.81 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY-14	FY-13
Risk-free interest rate	0.8%	1.2%
Expected dividend yield	0%	0%
Expected stock price volatility	33.1%	39.2%
Expected option life	4.0 years	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is expensed as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an accounting standards update titled Presentation of Comprehensive Income. This update eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, must be displayed under either alternative. The Company adopted the update in the first quarter of its fiscal 2013; the adoption affected the presentation of its financial statements, but did not have an impact on the results of the Company’s operations.

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

In July 2012, the FASB issued an accounting standard update titled Intangibles — Goodwill and Other: Testing Indefinite Lived Intangible Assets for Impairment. This update gives the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of the intangible amount is less than its carrying amount and, in some cases, skip the quantitative impairment test. The early adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB further amended ASC220, “Comprehensive Income,” with ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which was designed to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to present the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective lines of net income. The only item included in AOCI for Neogen Corporation is related to foreign currency translation. As such, the amended accounting guidance did not have an impact for the Company, and therefore has not been disclosed in the FY2014 first quarter Form 10-Q.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On October 1, 2012, Neogen Corporation acquired the stock of Macleod Pharmaceuticals, Inc., of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for secondary consideration. The purchase price was allocated to the fair value of these assets which included accounts receivable of $353,000, inventory of $1,238,000, fixed assets of $300,000, current liabilities of $82,000, deferred tax liabilities of $2,054,000, secondary payment liabilities of $100,000, intangible assets of $5,542,000 and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. Macleod operates as a subsidiary of Neogen Corporation, reporting within the Animal Safety segment.

On January 2, 2013, Neogen Corporation acquired the assets of Scidera Genomics, LLC, an animal genomics business based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performs parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The preliminary purchase price allocation included current assets of $35,000, fixed assets of $246,000, intangible assets of $1,570,000 and the remainder to goodwill. These values are Level 3 fair value measurements. This business has been relocated to the Geneseek facility in Lincoln, Nebraska, and reports within the Animal Safety segment.

On July 1, 2013, Neogen Corporation acquired the assets of SyrVet, Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with 30% of their sales coming from international markets, primarily in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and up to $1,500,000 of a secondary payment liability, due at the end of the first year, based on an excess net sales formula. The Company has estimated the secondary payment liability to be $700,000, based on forecasted sales. The preliminary purchase price allocation included accounts receivable of $747,000, net inventory of $2,195,000, fixed assets of $556,000, current liabilities of $226,000, secondary payment liabilities of $700,000, non-amortizable trademarks of $347,000, intangible assets of $3,010,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business is currently being relocated to Lexington, Kentucky to be integrated with the Company’s current operation there, reporting within the Animal Safety segment.

Goodwill recognized in the acquisitions discussed above relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2014. There were no advances against this line of credit during FY-2014 and FY-2013 and no balance outstanding at August 31, 2013. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.18% at August 31, 2013). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2013.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at August 31, 2013 and May 31, 2013, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 750,000 shares of the Company’s common stock. As of August 31, 2013, 74,684 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in FY-14 and there were none in FY-13.

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

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Executive Overview

Neogen Corporation revenues for the first quarter ended August 31, 2013 were $58.5 million, an increase of $8.8 million, or 17.7%, compared to the same period in the prior year. Food Safety revenues increased by 14.5% and Animal Safety revenues increased by 21.3%. Overall, organic sales growth for the quarter was 12.5%, with the remainder of the growth coming from the following acquisitions: Macleod Pharmaceuticals (October 2012), Scidera Genomics (January 2013) and Syrvet (July 2013).

International sales were 42.3% of total sales in the first quarter, compared to 41.7% of total sales in the prior year. Neogen Europe sales increased 53.7% compared to the same period last year, primarily from increased sales of meat speciation kits, the result of mislabeled meat products, distributor stocking for a potential aflatoxin issue in Eastern Europe and genomics revenues from a number of European customers. Neogen Latinoamerica and Neogen do Brasil continued to expand their market presence and recorded revenue gains of 33.5% and 54.4%, respectively. Neogen Latinoamerica’s increases were broad-based across all categories while Neogen do Brasil’s growth was primarily driven by sales of drug residue tests for dairy antibiotics and genomics services.

Service revenue was $7.2 million, an increase of 46.5% compared to the prior year. The increase was due to customer acceptance of new custom chips developed primarily for the beef and dairy cattle and pork industries and increased sales to international customers, particularly in Europe and Brazil.

Gross margins were 51.9% for the first quarter, compared to 53.3% for the August 2012 quarter. The decrease in margin percentage was primarily the result of a higher percentage of Animal Safety sales in the first quarter, which have lower margins than Food Safety sales. Also, within each segment, material margins declined slightly due to product mix changes. Expressed as a percentage of revenues, operating margins increased from 20.8% in the prior year to 21.2% in the quarter ended August 31, 2013, as operating expenses overall went up less than the increase in revenues. Recent acquisitions in the Animal Safety segment have been complementary to existing product lines and have been integrated with minimal incremental costs. General and administrative costs increased $1.1 million for the quarter, primarily due to amortization of certain intangible assets from recent acquisitions and higher compensation expenses. Other expense of $552,000 in the first quarter was largely the result of currency losses recorded at the foreign subsidiaries as the Brazilian Real and Mexican Peso devalued against the U.S. dollar during the quarter.

Revenues

Three months ended August 31, 2013 and 2012:

	Three Months ended August 31,
	2013	2012	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$15,875	$14,340	$1,535	10.7%
Bacteria & General Sanitation	6,071	5,524	547	9.9%
Dehydrated Culture Media & Other	8,052	6,331	1,721	27.2%

	$29,998	$26,195	$3,803	14.5%
Animal Safety
Life Sciences	$1,918	$1,876	$42	2.2%
Veterinary Instruments & Disposables	4,832	3,577	1,255	35.1%
Animal Care & Other	8,335	6,271	2,064	32.9%
Rodenticides & Disinfectants	7,707	7,307	400	5.5%
DNA Testing	5,758	4,503	1,255	27.9%

	$28,550	$23,534	$5,016	21.3%

Total Revenues	$58,548	$49,729	$8,819	17.7%

The Company’s Food Safety segment revenues were $29,998,000 in the first quarter of fiscal 2014, 14.5% higher than the same period in the prior year, with increases in each major product category. Natural Toxins, Allergens and Drug Residues increased 10.7% in the first quarter of 2014 compared to the prior year. Increases in this category were led by meat speciation test sales in Europe and continuing strong growth of allergen test kits, especially gliadin, based on market demand. Aflatoxin test kits and readers were up, primarily in Eastern Europe, due to increased testing resulting from last year’s contaminated crop, as well as stockpiling for anticipated outbreaks due to current crop concerns. Within this category, sales of test kits to detect drug residues in milk were down 3%, due primarily to order timing from a large international distributor.

Bacterial and General Sanitation increased 10% for the quarter, compared to the prior year. Accupoint Samplers had a strong quarter, particularly in the UK, due to increased sales and marketing focus. Sales of filters and ampoule media products were 39.1% higher in the quarter, the result of increased penetration in the beverage market.

The Dehydrated Culture Media and Other category increased 27.2% in the quarter ended August 31, 2013 compared to the same period in the prior year. Contributions from genomics service revenues to European customers, resulting from increased sales staffing and the introduction of new service offerings, led the growth in this category. Dehydrated culture media increased 16.1% in the first quarter, due primarily to incremental business at a number of larger customers.

The Company’s Animal Safety segment revenues were $28,550,000, an increase of $5,016,000, or 21.3%, in the quarter ended August 31, 2013 compared to the same period in the prior year. The segment achieved increases in all major product categories. Life Sciences increased 2.2% in the first quarter, led by strong sales of forensic kits. This was partially offset by a decrease in racing kits, as this industry continues to contract; additionally, state testing labs serving the racing industry continue to consolidate.

Veterinary Instruments and Disposables increased 35.1% in the period. This category experienced strong growth, particularly in international sales, due in part to the acquisition of Syrvet, a distributor of veterinary products, at the beginning of July. Additionally, the Company entered into a packaging arrangement for disposable gloves with a large distributor. The Animal Care and Other category recorded an increase of 32.9% in the first quarter of fiscal 2014 compared to the prior year. Within this category, the Company benefited from sales of the veterinary antibiotic, Uniprim, from the Macleod Pharmaceuticals acquisition in October 2012 and incremental products from the Syrvet acquisition. This category also recorded increased sales of antibiotics resulting from international outbreaks of disease in the swine industry and strong sales of a wound care product, due to a supply disruption in the market.

Rodenticides and Disinfectants increased 5.5% in the first quarter compared to the prior year. Leading this category were sales of cleaners and disinfectants, particularly to international customers, resulting from outbreaks of disease, such as avian influenza. Offsetting this was a decrease in rodenticides, primarily due to lower vole infestations.

DNA Testing increased by 27.9% compared to the first quarter a year ago. Increases were primarily from new business generated by the development of new genomic service offerings, customized primarily for the beef, dairy and pork markets. To a lesser extent, the Scidera acquisition also contributed to the growth.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $84,375,000 at August 31, 2013, compared to $85,369,000 at May 31, 2013. Approximately $5,508,000 in cash was generated from operations during the first three months of fiscal 2014. Net cash proceeds of $3,806,000 were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first three months of FY-14. In July 2013, the Company completed the asset purchase of Syrvet Inc. for $10,012,000 net cash (see Note 7). The Company also spent $2,041,000 for property, equipment and other non-current assets in the first three months of 2014.

Accounts receivable increased by $4,912,000 due primarily to the increase in revenues; $747,000 resulted from the Syrvet acquisition. Inventory levels increased by $5,442,000 compared to May 31, 2013; $2,195,000 of the increase is the result of the Syrvet acquisition. Each of these items increased, on a percentage basis, by less than the rate of growth in revenues.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2013, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations of exposure to interest rates for variable rate borrowings.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. The Company also could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. Dollar. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. Dollar, the British Pound Sterling, the Euro, the Brazilian Real and the Mexican Peso. When the U.S. Dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. Dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2013 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended August 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.

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

NEOGEN CORPORATION
(Registrant)

Dated: September 30, 2013	/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: September 30, 2013	/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)