Form 10-Q
period 2013-11-30
NEOGEN CORP
filed 2014-01-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013.

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

As of December 1, 2013, there were 36,598,767 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,613	$50,032
Marketable securities (at fair value, which approximates cost)	35,479	35,337
Accounts receivable, less allowance of $1,000 and $900	45,800	38,737
Inventories	47,330	38,315
Deferred income taxes	1,462	1,462
Prepaid expenses and other current assets	5,172	4,564

TOTAL CURRENT ASSETS	178,856	168,447
NET PROPERTY AND EQUIPMENT	38,233	34,345
OTHER ASSETS
Goodwill	66,538	59,491
Other non-amortizable intangible assets	7,280	6,660
Customer based intangibles, net of accumulated amortization of $9,954 and $9,446	18,143	12,345
Other non-current assets, net of accumulated amortization of $5,427 and $4,222	10,663	9,270

	102,624	87,766

TOTAL ASSETS	$319,713	$290,558

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,358	$9,212
Accrued compensation	4,014	3,227
Income taxes	312	165
Other accruals	7,606	5,115

TOTAL CURRENT LIABILITIES	23,290	17,719
DEFERRED INCOME TAXES	12,449	12,449
OTHER LONG-TERM LIABILITIES	2,164	2,103

	14,613	14,552

TOTAL LIABILITIES	37,903	32,271
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $.16 par value, 60,000,000 shares authorized, 36,598,767 and 36,084,021 shares issued and outstanding at November 30, 2013 and May 31, 2013, respectively	5,856	5,773
Additional paid-in capital	108,239	99,935
Accumulated other comprehensive loss	(160)	(1,372)
Retained earnings	167,930	153,885

Total Neogen Corporation Stockholders’ Equity	281,865	258,221
Noncontrolling interest	(55)	66

TOTAL EQUITY	281,810	258,287

TOTAL LIABILITIES AND EQUITY	$319,713	$290,558

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
REVENUES
Product revenues	$53,228	$46,492	$104,575	$91,306
Service revenues	6,371	4,245	13,572	9,161

Total Revenues	59,599	50,737	118,147	100,467
COST OF REVENUES
Cost of product revenues	25,792	20,695	49,302	41,015
Cost of service revenues	4,316	2,736	8,990	5,652

Total Cost of Revenues	30,108	23,431	58,292	46,667

GROSS MARGIN	29,491	27,306	59,855	53,800
OPERATING EXPENSES
Sales and marketing	11,219	9,941	21,543	19,698
General and administrative	6,280	4,895	11,815	9,377
Research and development	2,303	1,993	4,390	3,920

	19,802	16,829	37,748	32,995

OPERATING INCOME	9,689	10,477	22,107	20,805
OTHER INCOME (EXPENSE)
Interest income	28	43	59	81
Change in purchase consideration	0	(40)	0	(53)
Other income (expense)	11	75	(542)	122

	39	78	(483)	150
INCOME BEFORE INCOME TAXES	9,728	10,555	21,624	20,955
INCOME TAXES	3,500	3,800	7,700	7,500

NET INCOME	6,228	6,755	13,924	13,455
NET LOSS (INCOME) ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(21)	38	121	52

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$6,207	$6,793	$14,045	$13,507

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.17	$0.19	$0.39	$0.38

Diluted	$0.17	$0.19	$0.38	$0.37

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Net Income	$6,228	$6,755	$13,924	$13,455
Currency Translation Adjustments	882	130	1,212	478

Comprehensive Income	7,110	6,885	15,136	13,933
Comprehensive Loss (Income) attributable to non-controlling interest	(21)	38	121	52

Comprehensive Income attributable to Neogen Corporation	$7,089	$6,923	$15,257	$13,985

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
	Common Stock Shares Amount
			(In thousands)
Balance, June 1, 2013	36,084	$5,773	$99,935	($1,372)	$153,885	$66	$258,287
Issuance of shares of common stock under equity compensation plans, and share based compensation, including $2,107 of excess income tax benefit	506	82	8,022				8,104
Issuance of shares under employee stock purchase plan	9	1	282				283
Comprehensive income:
Net income (loss) for the six months ended November 30, 2013					14,045	(121)	13,924
Foreign currency translation adjustments				1,212			1,212

Balance, November 30, 2013	36,599	$5,856	$108,239	($160)	$167,930	($55)	$281,810

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended November 30,
	2013	2012
	(In thousands, except share and per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,924	$13,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,170	3,291
Share based compensation	1,695	1,406
Excess income tax benefit from the exercise of stock options	(2,107)	(1,500)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,001)	(1,297)
Inventories	(3,718)	(2,076)
Prepaid expenses and other current assets	(104)	(1,337)
Accounts payable, accruals and other	1,870	(608)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,729	11,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,491)	(3,370)
Proceeds from the sale of marketable securities	52,083	34,153
Purchases of marketable securities	(52,225)	(44,082)
Payments for business	(22,080)	(9,918)

NET CASH USED IN INVESTING ACTIVITIES	(26,713)	(23,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	110	(90)
Net proceeds from issuance of common stock	6,871	2,586
Excess income tax benefit from the exercise of stock options	2,107	1,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,088	3,996
EFFECT OF EXCHANGE RATE ON CASH	477	151
DECREASE IN CASH	(6,419)	(7,736)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,032	49,045

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,613	$41,309

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2014. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2013 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2013.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2013	May 31, 2013
	(In thousands)
Raw Materials	$20,516	$16,587
Work-in-process	3,935	3,583
Finished and purchased goods	22,879	18,145

	$47,330	$38,315

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$6,207	$6,793	$14,045	$13,507
Denominator:
Denominator for basic net income per share:
Weighted average shares	36,458	35,742	36,302	35,628
Effect of dilutive stock options and warrants	916	659	939	719

Denominator for diluted net income per share	37,374	36,401	37,241	36,347
Net income attributable to Neogen Corporation per share:
Basic	$0.17	$0.19	$0.39	$0.38

Diluted	$0.17	$0.19	$0.38	$0.37

The Board of Directors declared a 3 for 2 stock split effective October 31, 2013. All share and per share amounts in this Form 10-Q reflect amounts as if the split took place at the beginning of the periods presented.

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

Segment information for the three months ended November 30, 2013 and 2012 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2014
Product revenues to external customers	$27,578	$25,650	$0	$53,228
Service revenues to external customers	821	5,550	0	6,371

Total revenues to external customers	28,399	31,200	0	59,599
Operating income (loss)	6,286	4,157	(754)	9,689
Total assets	100,172	150,943	68,598	319,713
Fiscal 2013
Product revenues to external customers	$25,344	$21,148	$0	$46,492
Service revenues to external customers	686	3,559	0	4,245

Total revenues to external customers	26,030	24,707	0	50,737
Operating income (loss)	7,112	3,946	(581)	10,477
Total assets	88,755	119,471	61,445	269,671

Segment information for the six months ended November 30, 2013 and 2012 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2014
Product revenues to external customers	$56,135	$48,440	$0	$104,575
Service revenues to external customers	2,263	11,309	0	13,572

Total revenues to external customers	58,398	59,749	0	118,147
Operating income (loss)	14,987	8,577	(1,457)	22,107
Fiscal 2013
Product revenues to external customers	$51,127	$40,179	$0	$91,306
Service revenues to external customers	1,098	8,063	0	9,161

Total revenues to external customers	52,225	48,242	0	100,467
Operating income (loss)	14,781	7,189	(1,165)	20,805

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the nine months ended November 30, 2013 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2013	2,091,000	$19.21
Granted	512,000	36.44
Exercised	(513,000)	13.39
Forfeited	(80,000)	21.25

Options outstanding at November 30, 2013	2,010,000	25.00

During the three and six month periods ended November 30, 2013 and 2012, the Company recorded $906,000 and $724,000 and $1,695,000 and $1,406,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during FY-14 and FY-13, estimated on the date of grant using the Black-Scholes option pricing model was $9.87 and $9.20 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

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

In February 2013, the FASB further amended ASC220, Comprehensive Income, with ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (amended ASC220), which was designed to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to present the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines of net income. The impact of adopting amended ASC220 did not have a material impact on the consolidated financial statements and therefore has not been disclosed in the FY2014 second quarter Form 10-Q.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method.

On October 1, 2012, Neogen Corporation acquired the stock of Macleod Pharmaceuticals, Inc., of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for secondary consideration. The purchase price was allocated to the fair value of these assets which included accounts receivable of $353,000, inventory of $1,238,000, fixed assets of $300,000, current liabilities of $82,000, deferred tax liabilities of $2,054,000, secondary payment liabilities of $100,000, intangible assets of $5,542,000 and the remainder to goodwill (non-deductible for tax purposes). The secondary payment was finalized in October 2013 and amounted to $62,000. These values are Level 3 fair value measurements. Macleod operates as a subsidiary of Neogen Corporation, reporting within the Animal Safety segment.

On January 2, 2013, Neogen Corporation acquired the assets of Scidera Genomics, LLC, an animal genomics business based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performs parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The preliminary purchase price allocation included current assets of $35,000, fixed assets of $246,000, intangible assets of $1,570,000 and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to the Geneseek facility in Lincoln, Nebraska, and reports within the Animal Safety segment.

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

On November 1, 2013, Neogen Corporation acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a unique supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of a secondary payment, due at the end of the first year, based on an excess net sales formula. The Company has estimated the secondary payment liability to be $200,000 based on forecasted sales. The preliminary purchase price allocation included accounts receivable of $963,000, net inventory of $2,944,000, fixed assets of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, secondary payment liabilities of $200,000, non-amortizable trademarks of $196,000, intangible assets of $5,275,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment.

On January 2, 2014, Neogen Corporation acquired the stock of Chem Tech, Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and secondary payment liability of up to $1,000,000. Due to the timing of the transaction, the preliminary allocation was not complete at the time of filing.

Goodwill recognized in the acquisitions discussed above relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2014. There were no advances against this line of credit during FY-2014 and FY-2013 and no balance outstanding at November 30, 2013. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.17% at November 30, 2013). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2013.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at November 30, 2013 and May 31, 2013, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of November 30, 2013, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in FY-14 and there were none in FY-13.

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

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report or Form 10-K for the fiscal year ended May 31, 2013.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Executive Overview

Neogen Corporation revenues for the second quarter ended November 30, 2013 were $59.6 million, an increase of $8.9 million, or 17.5%, compared to the same period in the prior year. For the year to date ended November 30, 2013 revenues were $118.1 million, an increase of $17.7 million, or 17.6%, compared to the prior year. Food Safety revenues increased by 9.1% and 11.8% for the comparative quarter and six-month period ended November 30, 2013, respectively. All of that growth was organic. Animal Safety revenues increased by 26.3% and 23.9%, respectively, for the same comparative periods. Overall organic sales growth was 11.1% and 11.8% for the second quarter and six-month period ended November 30, 2013, respectively. The remainder of growth came from the following acquisitions: Macleod Pharmaceuticals (October 2012), Scidera Genomics (January 2013), Syrvet (July 2013), and Prima Tech (November 2013).

International sales were 39.0% of total sales in the second quarter, compared to 37.4% of total sales in the prior year. For the six months ended November 30, 2013, international sales were 40.7% of total sales compared to 39.5% of total sales for the same period in the prior year. Neogen Europe sales increased by 24.0% for the second quarter and were up 38.0% on a year-to-date basis. The revenue increase was primarily from increased sales of allergen and meat speciation kits, increased aflatoxin sales to Eastern Europe and genomics revenues from a number of European customers. Neogen do Brasil and Neogen Latinoamerica continued to expand their market presence and recorded revenue gains in the second quarter of 56.4% and 11.0%, respectively. On a year-to-date basis, Neogen do Brasil sales increased 55.4% while Neogen Latinoamerica increased sales by 21.2%. Neogen do Brasil’s growth was primarily driven by sales of drug residue test kits for dairy antibiotics, sales of cleaners and disinfectants, and genomics revenues, while Neogen Latinoamerica’s growth was broad-based across all categories, excluding genomics services, which it currently does not offer.

Service revenue was $6.4 million in the second quarter, an increase of 50.1% compared to the prior year. For the six-month period, service revenue was $13.6 million, or 48.1% higher than the comparable prior year period. The increase for both periods was due to increased sales of services performed on new custom chips developed primarily for the beef and dairy cattle and pork industries.

Gross margin was 49.5% for the second quarter, compared to 53.8% for the November 2012 quarter. On a year-to-date basis, gross margin was 50.7% compared to 53.6% in the prior fiscal year. The decrease in gross margin percentage, in both the quarter and on a year-to-date basis, was primarily the result of product mix shifts within each segment, and the shift in overall company revenues towards Animal Safety products, due to acquisitions. Food Safety’s gross margin percentage decreased primarily due to lower aflatoxin test kit sales in the current year. The prior year had historically high sales of mycotoxin test kits due to several outbreaks in the US and Europe; this year’s crops in the US were relatively clean, resulting in lower revenues for our kits, which are among our higher gross margin products. These conditions are likely to continue in the short term and impact our comparative results for the remainder of this fiscal year.

The Animal Safety gross margin percentage declined for the quarter and year-to-date periods, due primarily to the effects of the incremental revenues, at lower margins, resulting from the acquisitions of SyrVet and Prima Tech. This segment also benefitted in the prior year as it capitalized on a supply disruption in the market for a small animal supplement line caused by a competitor’s shutdown. The competitor is now back in the market; we have retained some, but not all, of this higher margin business. Additionally, Geneseek revenues, which generate lower gross margins within the segment, were a higher percentage of the total Animal Safety revenues in the current quarter and year, contributing to the gross margin percentage decline.

Operating margin decreased from 20.7% in the November 2012 quarter to 16.3% in the November 2013 quarter. On a year-to-date basis, operating margin was 18.7% compared to 20.7% in the same period of the prior year. For both the quarter and year-to-date, the decline in operating margin percentage was almost entirely due to the decrease in gross margin percentage. Sales and marketing expenses increased $1.3 million, or 12.9%, compared to the second quarter last year, and increased 9.4% for the year-to-date period. Increases in each period were primarily due to increased headcount, higher royalties, shipping, advertising and other marketing support costs. General and administrative costs increased $1.4 million for the quarter, or 28.3%, and were up 26.0% for the year-to-date period, primarily due to amortization of certain intangible assets from recent acquisitions, higher compensation and stock option expenses, and legal fees. Research and development expenses were $2.3 million for the second quarter of FY 2014, an increase of 15.6% over the same period a year ago, reflecting the high level of activity in this group, particularly within the Food Safety segment. For the year-to-date, research and development expenses were 12.0% higher than last year. Expressed as a percentage of sales, both sales and marketing and research and development expenses were equal to or less than the prior year for both the quarter and year-to-date periods, respectively. On a year-to-date basis, other expense of $542,000 was largely the result of currency losses recorded at foreign subsidiaries as the Brazilian Real and Mexican Peso devalued against the U. S. dollar during the first quarter of fiscal 2014. For the quarter ended November 30, 2013, currency losses were minimal.

Revenues

Three and six months ended November 30, 2013 and 2012:

	Three Months ended November 30,
	2013	2012	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$14,946	$14,780	$166	1.1%
Bacteria & General Sanitation	5,929	4,878	1,051	21.5%
Dehydrated Culture Media & Other	7,524	6,372	1,152	18.1%

	$28,399	$26,030	$2,369	9.1%
Animal Safety
Life Sciences	$1,881	$1,821	$60	3.3%
Veterinary Instruments & Disposables	6,328	3,669	2,659	72.5%
Animal Care & Other	8,687	7,605	1,082	14.2%
Rodenticides & Disinfectants	8,754	8,053	701	8.7%
DNA Testing Service	5,550	3,559	1,991	55.9%

	$31,200	$24,707	$6,493	26.3%

Total Revenues	$59,599	$50,737	$8,862	17.5%

	Six Months ended November 30,
	2013	2012	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$30,820	$29,120	$1,700	5.8%
Bacteria & General Sanitation	12,001	10,402	1,599	15.4%
Dehydrated Culture Media & Other	15,577	12,703	2,874	22.6%

	$58,398	$52,225	$6,173	11.8%
Animal Safety
Life Sciences	$3,798	$3,697	$101	2.7%
Veterinary Instruments & Disposables	11,160	7,245	3,915	54.0%
Animal Care & Other	17,022	13,877	3,145	22.7%
Rodenticides & Disinfectants	16,461	15,360	1,101	7.2%
DNA Testing Service	11,308	8,063	3,245	40.2%

	$59,749	$48,242	$11,507	23.9%

Total Revenues	$118,147	$100,467	$17,680	17.6%

The Company’s Food Safety segment revenues were $28,399,000 in the second quarter of fiscal 2014, 9.1% higher than the same period in the prior year. On a year-to-date basis, Food Safety revenues were $58,398,000, 11.8% higher than the comparable period of the prior year. Natural Toxins, Allergens and Drug Residues increased 1.1% in the second quarter and 5.8% on a year-to-date basis, both compared to the same periods of the prior year. Increases in this category were led by continuing strong sales growth of allergen test kits, especially gliadin, milk and soy, and meat speciation sales in Europe. In the second quarter, sales of drug residue test kits increased 14.9%, primarily the result of order timing from a large international distributor and increased sales in Brazil. On a year-to-date basis, growth in drug residue test kits is 4.4%. In the second quarter, sales of natural toxin test kits were down 13.7% due to strong sales resulting from outbreaks of aflatoxin and DON in grain harvests in both the US and Europe in the prior year. In the current year, crops in the US were relatively clean, resulting in lower sales of mycotoxin test kits. For the entire year, natural toxin sales are down 2.5% compared to the prior year.

Bacteria and General Sanitation increased 21.5% for the quarter and 15.4% for the year, both compared to the same period in the prior year. The Soleris product line, designed to detect yeasts and molds in processed food products, had sales growth of 46.0% for the quarter and 25.7% for the year, led by increased instrument placements and vial sales, the result of a targeted marketing program during the first half of fiscal 2014. Revenues of the AccuPoint product line, which measure environmental cleanliness, increased 31.6% and 25.0% for the quarter and year-to-date periods, respectively. The Company has increased market share with recent product enhancements and awareness campaigns. Pathogen sales were down 12.8% for the quarter and 9.1% for the year-to-date, primarily due to large equipment orders in the first two quarters of the prior year.

The Dehydrated Culture Media and Other category increased 18.1% in the second quarter and 22.6% for the year-to-date period. Contributions from genomics service revenues to European customers, resulting from increased sales staffing and the introduction of new service offerings, led the growth in this category. Dehydrated culture media increased 16.4% and 17.3% for the quarter and year-to-date periods, respectively, due to incremental sales at a number of larger customers and the capture of new business.

The Company’s Animal Safety segment revenues were $31,200,000, an increase of $6,493,000, or 26.3%, for the quarter ended November 30, 2013, compared to the same period in the prior year. On a year-to-date basis, Animal Safety revenues were $59,749,000, 23.9% higher than the comparable period of the prior year. Each comparative period benefitted from the four acquisitions that the Company has completed in the past year. Organic growth for the Animal Safety segment was 13.2% and 11.8% for the three and six month periods, respectively. Life Sciences increased by 3.3% for the November 2013 quarter and 2.7% for the year, both compared to the same periods in the prior year. The increase was led by strong sales of forensic kits, partially offset by a decrease in racing kits as the industry continues to contract.

Veterinary Instruments and Disposables increased 72.5% in the second quarter and 54.0% on a year-to-date basis. These increases reflect the acquisitions of Syrvet, in July, and Prima Tech, in November; each of these businesses’ focus is on veterinary instruments. Organically, the company increased sales in this category 10.5% for the November 2013 quarter and 8.6% on a year-to-date basis, due primarily to strong performance in detectable needles. Animal Care and Other revenues increased 14.2% for the quarter and 22.7% for the year compared to the prior periods, respectively. Sales from the fiscal 2014 acquisitions are also included in this category; organic growth was 6.6% for the second quarter ended November 30, 2013 and 16.5% for the year-to-date period, compared to the same periods in the prior year. Organic growth in this category was led by strong sales of a wound care product. For the year-to-date, the Company also benefitted from sales of Uniprim, a veterinary antibiotic powder, from the Macleod Pharmaceuticals acquisition in October 2012. Partially offsetting these gains was a decline in the small animal supplements line; last year’s revenues in this product line were strong due to a supply disruption in the market, the result of a competitor shutdown.

Rodenticides and Disinfectants increased 8.7% in the second quarter and 7.2% on a year-to-date basis, each compared to the prior year. For the second quarter, cleaners and disinfectants increased 27.2%, led by strong international sales and new private label contracts. This was partially offset by a decrease in rodenticide sales for the quarter, primarily caused by weak sales in the Mexican sugar cane market, due to weather, and order timing from distributors.

DNA Testing Service increased 55.9% for the November 2013 quarter and 40.2% for the year-to-date period, both compared to the prior year. Increases were primarily from new business generated by the development of new genomic service offerings, customized primarily for the beef, dairy and pork markets, and the completion of a number of large projects. To a lesser extent, the Scidera acquisition, completed in January 2013, also contributed to the growth.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $79,092,000 at November 30, 2013, compared to $85,369,000 at May 31, 2013. Approximately $10,729,000 in cash was generated from operations during the first six months of fiscal 2014. Net cash proceeds of $6,871,000 were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first six months of FY-14. The Company completed asset purchases of Syrvet Inc. in July 2013 for $10,012,000 net cash and Prima Tech Inc in November 2013 for $12,068,000 (see Note 7). The Company also spent $4,490,000 for property, equipment and other non-current assets in the first six months of 2014.

Accounts receivable increased by $7,063,000, or 18.2%, due primarily to the increase in revenues; $963,000 of this increase relates to receivables acquired in the Prima Tech acquisition. Inventory levels increased by $9,015,000, or 23.5%, compared to May 31, 2013; at November 30, 2013, the inventory balances of the acquired SyrVet and Prima Tech businesses were $4,593,000.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2013, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure. It has no long-term fixed rate investments or borrowings. Primary interest rate risk is due to potential fluctuations in interest rates for variable rate borrowings; currently, there are no short-term borrowings outstanding and there were none during the quarter.

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

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, Brazil and Mexico, where the functional currency is the British Pound Sterling, Brazilian Real and Mexican Peso, respectively. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2013 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended November 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: January 9, 2014

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: January 9, 2014

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)