Form 10-Q
period 2014-02-28
NEOGEN CORP
filed 2014-04-04
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014.

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

As of March 31, 2014 there were 36,666,898 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,277	$50,032
Marketable securities (at fair value, which approximates cost)	25,533	35,337
Accounts receivable, less allowance of $1,150 and $900	48,068	38,737
Inventories	51,861	38,315
Deferred income taxes	1,462	1,462
Prepaid expenses and other current assets	5,768	4,564

TOTAL CURRENT ASSETS	175,969	168,447
NET PROPERTY AND EQUIPMENT	39,838	34,345
OTHER ASSETS
Goodwill	70,728	59,491
Other non-amortizable intangible assets	7,935	6,660
Customer based intangibles, net of accumulated amortization of $10,629 and $9,446	23,610	12,345
Other non-current assets, net of accumulated amortization of $5,800 and $4,222	12,270	9,270

	114,543	87,766

TOTAL ASSETS	$330,350	$290,558

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$11,772	$9,212
Accrued compensation	3,166	3,227
Income taxes	1,533	165
Other accruals	8,063	5,115

TOTAL CURRENT LIABILITIES	24,534	17,719
DEFERRED INCOME TAXES	12,449	12,449
OTHER LONG-TERM LIABILITIES	2,243	2,103

	14,692	14,552

TOTAL LIABILITIES	39,226	32,271
COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized, 36,643,516 and 36,084,021 shares issued and outstanding at February 28, 2014 and May 31, 2013, respectively.	5,862	5,773
Additional paid-in capital	110,497	99,935
Accumulated other comprehensive income (loss)	336	(1,372)
Retained earnings	174,506	153,885

TOTAL NEOGEN CORPORATION STOCKHOLDER’S EQUITY	291,201	258,221
Noncontrolling interest	(77)	66

TOTAL EQUITY	291,124	258,287

TOTAL LIABILITIES AND EQUITY	$330,350	$290,558

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
REVENUES
Product revenues	$54,623	$44,124	$159,198	$135,429
Service revenues	7,373	6,931	20,945	16,093

Total Revenues	61,996	51,055	180,143	151,522
COST OF REVENUES
Cost of product revenues	26,933	20,049	76,234	61,063
Cost of service revenues	4,358	3,693	13,349	9,346

Total Cost of Revenues	31,291	23,742	89,583	70,409

GROSS MARGIN	30,705	27,313	90,560	81,113
OPERATING EXPENSES
Sales and marketing	11,986	10,533	33,529	30,232
General and administrative	6,320	5,132	18,135	14,510
Research and development	2,106	1,982	6,496	5,901

	20,412	17,647	58,160	50,643

OPERATING INCOME	10,293	9,666	32,400	30,470
OTHER INCOME (EXPENSE)
Interest income	28	33	88	114
Change in purchase consideration	0	(40)	0	(92)
Other income (expense)	(68)	401	(610)	522

	(40)	394	(522)	544
INCOME BEFORE INCOME TAXES	10,253	10,060	31,878	31,014
INCOME TAXES	3,700	3,450	11,400	10,950

NET INCOME	6,553	6,610	20,478	20,064
NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTEREST	22	42	143	94

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$6,575	$6,652	$20,621	$20,158

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.18	$0.19	$0.57	$0.56

Diluted	$0.18	$0.18	$0.56	$0.55

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Net Income	$6,553	$6,610	$20,478	$20,064
Currency Translation Adjustments	497	(644)	1,708	(166)

Comprehensive Income	7,050	5,966	22,186	19,898
Comprehensive Loss (Income) attributable to noncontrolling interest	22	42	143	94

Comprehensive Income attributable to Neogen Corporation	$7,072	$6,008	$22,329	$19,992

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non-controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, June 1, 2013	36,084	$5,773	$99,935	($1,372)	$153,885	$66	$258,287
Issuance of shares of common stock under equity compensation plans, and share based compensation	542	86	9,949				10,035
Issuance of shares under employee stock purchase plan	18	3	613				616
Comprehensive income:
Net income (loss) for the nine months ended February 28, 2014					20,621	(143)	20,478
Foreign currency translation adjustments				1,708			1,708

Balance, February 28, 2014	36,644	$5,862	$110,497	$336	$174,506	($77)	$291,124

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,478	$20,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,641	5,272
Share based compensation	2,689	2,198
Excess income tax benefit from the exercise of stock options	(3,948)	(1,868)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,789)	(2,607)
Inventories	(4,060)	(4,851)
Prepaid expenses and other current assets	(963)	(1,301)
Accounts payable, accruals and other	3,114	2,981

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,162	19,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(7,347)	(6,971)
Proceeds from the sale of marketable securities	76,996	50,055
Purchases of marketable securities	(67,192)	(56,160)
Payments for businesses	(39,265)	(13,318)

NET CASH USED IN INVESTING ACTIVITIES	(36,808)	(26,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	168	(87)
Net proceeds from issuance of common stock	8,112	4,612
Excess income tax benefit from the exercise of stock options	3,948	1,868

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,228	6,393
EFFECT OF EXCHANGE RATE ON CASH	662	(71)
DECREASE IN CASH	(6,756)	(184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,032	49,045

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,277	$48,861

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2014. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2013 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2013.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2014	May 31, 2013
	(In thousands)
Raw Materials	$22,258	$16,587
Work-in-process	4,002	3,583
Finished and purchased goods	25,601	18,145

	$51,861	$38,315

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$6,575	$6,652	$20,621	$20,158
Denominator:
Denominator for basic net income per share:
Weighted average shares	36,613	35,841	36,471	35,699
Effect of dilutive stock options and warrants	620	762	678	756

Denominator for diluted net income per share	37,233	36,603	37,149	36,455
Net income attributable to Neogen Corporation per share:
Basic	$0.18	$0.19	$0.57	$0.56

Diluted	$0.18	$0.18	$0.56	$0.55

The Board of Directors declared a 3 for 2 stock split effective October 31, 2013. All share and per share amounts in this Form 10-Q reflect amounts as if the split took place at the beginning of the periods presented.

4. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment produces and markets diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the production and marketing of products dedicated to animal health, including a complete line of consumable products marketed to veterinarians and animal health product distributors; the segment also provides genetic identification services. Additionally, Animal Safety produces and markets rodenticides, disinfectants and insecticides to assist in the control of rodents and disease in and around agricultural, food production and other facilities.

Segment information as of and for the three months ended February 28, 2014 and 2013 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2014
Product revenues to external customers	$26,627	$27,996	$0	$54,623
Service revenues to external customers	1,393	5,980	0	7,373

Total revenues to external customers	28,020	33,976	0	61,996
Operating income (loss)	5,969	5,169	(845)	10,293
Total assets	110,038	149,202	71,110	330,350
Fiscal 2013
Product revenues to external customers	$24,152	$19,972	$0	$44,124
Service revenues to external customers	1,159	5,772	0	6,931

Total revenues to external customers	25,311	25,744	0	51,055
Operating income (loss)	5,668	4,679	(681)	9,666
Total assets	90,953	124,899	65,173	281,025

Segment information for the nine months ended February 28, 2014 and 2013 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2014
Product revenues to external customers	$82,761	$76,437	$0	$159,198
Service revenues to external customers	3,656	17,289	0	20,945

Total revenues to external customers	86,417	93,726	0	180,143
Operating income (loss)	20,956	13,746	(2,302)	32,400
Fiscal 2013
Product revenues to external customers	$75,278	$60,151	$0	$135,429
Service revenues to external customers	2,259	13,834	0	16,093

Total revenues to external customers	77,537	73,985	0	151,522
Operating income (loss)	20,450	11,868	(1,848)	30,470

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the nine months ended February 28, 2014 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2013	2,091,000	$19.21
Granted	512,000	36.44
Exercised	(556,000)	13.74
Forfeited	(81,000)	21.35

Options outstanding at February 28, 2014	1,966,000	25.15

During the three and nine month periods ended February 28, 2014 and 2013, the Company recorded $993,000 and $791,000 and $2,689,000 and $2,198,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2014 and fiscal 2013, estimated on the date of grant using the Black-Scholes option pricing model was $9.87 and $9.20 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY2014	FY2013
Risk-free interest rate	0.8%	1.2%
Expected dividend yield	0%	0%
Expected stock price volatility	33.1%	39.2%
Expected option life	4.0 years	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB further amended ASC 220, Comprehensive Income, with ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (amended ASC 220), which was designed to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to present the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines of net income. The impact of adopting amended ASC 220 did not have a material impact on the consolidated financial statements and therefore has not been disclosed in the fiscal 2014 third quarter Form 10-Q.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method.

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

On January 2, 2013, Neogen Corporation acquired the assets of Scidera Genomics, LLC, an animal genomics business based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performs parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The purchase price allocation included current assets of $35,000, fixed assets of $246,000 non-amortizable trademarks of $68,000, intangible assets of $1,585,000 and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to the Geneseek facility in Lincoln, Nebraska, and reports within the Animal Safety segment.

On July 1, 2013, Neogen Corporation acquired the assets of SyrVet, Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with 30% of their sales coming from international markets, primarily in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and up to $1,500,000 of a secondary payment liability, due at the end of the first year, based on an excess net sales formula. The Company has estimated the secondary payment liability to be $700,000, based on forecasted sales. The preliminary purchase price allocation included accounts receivable of $747,000, net inventory of $2,195,000, fixed assets of $556,000, current liabilities of $226,000, secondary payment liabilities of $700,000, non-amortizable trademarks of $347,000, intangible assets of $3,010,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lexington, Kentucky and integrated with the Company’s current operation there, reporting within the Animal Safety segment.

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

On January 2, 2014, Neogen Corporation acquired the stock of Chem-Tech, Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and up to $1,000,000 of a secondary payment liability, due at the end of the first year, based on an excess sales formula. The Company has estimated the secondary payment liability to be $400,000, based on forecasted sales. The preliminary purchase price allocation included accounts receivable of $380,000, net inventory of $4,096,000, prepaid assets of $225,000, fixed assets of $682,000, current liabilities of $184,000, secondary payment liabilities of $400,000, non-amortizable trademarks of $662,000, intangible assets of $7,536,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment.

Goodwill recognized in the acquisitions discussed above relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2014. There were no advances against this line of credit during fiscal 2014 and fiscal 2013 and no balance outstanding at February 28, 2014. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.17% at February 28, 2014). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2014.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $50,000 to $105,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at February 28, 2014 and May 31, 2013, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of February 28, 2014, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2014 and there were none in fiscal 2013.

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

Executive Overview

Revenues for the Company for the third quarter ended February 28, 2014 were $62.0 million, an increase of $10.9 million, or 21.4%, compared to the same period in the prior year. For the year-to-date ended February 28, 2014 revenues were $180.1 million, an increase of $28.6 million, or 18.9%, compared to the prior year. Food Safety revenues increased by 10.7% and 11.5%, respectively, for the comparative quarter and nine-month periods ended February 28, 2014; all of that growth was organic. Animal Safety revenues rose by 32.0% and 26.7%, respectively, for the same comparative periods. Overall organic sales growth was 5.9% for the third quarter and 9.8% for the year to date, each compared to the same period in the prior year. The remainder of growth came from the following acquisitions: Macleod Pharmaceuticals (October 2012), Scidera Genomics (January 2013), Syrvet (July 2013), Prima Tech (November 2013), and Chem-Tech (January 2014).

International sales were $22.6 million, or 36.4% of total sales, in the third quarter, compared to $20.1 million, or 39.4% of total sales, in the prior year. For the nine months ended February 28, 2014, international sales were 39.2% of total sales compared to 39.5% of total sales for the same period in the prior year. Neogen Europe sales increased 22.0% for the third quarter and 32.4% for the year-to-date period. Neogen do Brasil and Neogen Latinoamerica continued to expand in their markets and recorded revenue gains in the third quarter of 31.3% and 30.7%, respectively. On a year-to-date basis, Neogen do Brasil sales increased 46.8% while Neogen Latinoamerica increased sales by 24.6%.

Service revenue was $7.4 million in the third quarter, an increase of 6.4% compared to the prior year. For the nine-month period, service revenue was $20.9 million, or 30.1% higher than the comparable prior year period. The increase for the year-to-date period was driven by sales of new proprietary service offerings introduced in the third quarter of the prior year.

Gross margin was 49.5% for the third quarter compared to 53.5% for the February 2013 quarter. The decrease in gross margin percentage for the comparative quarter was almost entirely due to the shift in overall company revenues towards Animal Safety products, due to the three acquisitions the Company has completed this fiscal year. On a year-to-date basis, gross margin was 50.3%, compared to 53.5% in the prior fiscal year. The decrease in gross margin on a year-to-date basis is due to shifts in product mix within each segment, and an overall shift in total revenues towards Animal Safety products, the result of the acquisitions. It is expected that the revenue mix will approximate its current proportion for the near term, and could affect our comparative results for the remainder of the fiscal year.

Selling, general and administrative expenses rose by 15.7% for the quarter and by 14.8 % for the year-to-date period. Operating margin decreased from 18.9% in the February 2013 quarter to 16.6% in the February 2014 quarter. On a year-to-date basis, operating margin was 18.0% compared to 20.1% in the same period of the prior year. For both the quarter and year-to-date, the decline in operating margin percentage was due to the decrease in gross margin percentage.

Revenues

Three and nine months ended February 28, 2014 and 2013:

	Three Months ended February 28,
	2014	2013	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$13,919	$13,299	$620	4.7%
Bacteria & General Sanitation	6,312	5,504	808	14.7%
Dehydrated Culture Media & Other	7,789	6,508	1,281	19.7%

	$28,020	$25,311	$2,709	10.7%
Animal Safety
Life Sciences	$1,650	$1,892	$(242)	-12.8%
Veterinary Instruments & Disposables	8,655	4,373	4,282	97.9%
Animal Care & Other	9,654	7,459	2,195	29.4%
Rodenticides, Disinfectants & Insecticides	8,037	6,248	1,789	28.6%
DNA Testing Service	5,980	5,772	208	3.6%

	$33,976	$25,744	$8,232	32.0%

Total Revenues	$61,996	$51,055	$10,941	21.4%

	Nine Months ended February 28,
	2014	2013	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$44,739	$42,419	$2,320	5.5%
Bacteria & General Sanitation	18,313	15,907	2,406	15.1%
Dehydrated Culture Media & Other	23,365	19,211	4,154	21.6%

	$86,417	$77,537	$8,880	11.5%
Animal Safety
Life Sciences	$5,448	$5,589	$(141)	-2.5%
Veterinary Instruments & Disposables	19,815	11,619	8,196	70.5%
Animal Care & Other	26,676	21,336	5,340	25.0%
Rodenticides, Disinfectants & Insecticides	24,498	21,607	2,891	13.4%
DNA Testing Service	17,289	13,834	3,455	25.0%

	$93,726	$73,985	$19,741	26.7%

Total Revenues	$180,143	$151,522	$28,621	18.9%

The Company’s Food Safety segment revenues were $28,020,000 in the third quarter of fiscal 2014, 10.7% higher than the same period in the prior year. On a year-to-date basis, Food Safety revenues were $86,417,000, 11.5% higher than the comparable period of the prior year. Natural Toxins, Allergens and Drug Residues increased 4.7% in the third quarter and 5.5% on a year-to-date basis, both compared to the same periods of the prior year. Allergen sales, including meat speciation kits, increased 16.5% and 23.9% for the quarter and year-to-date periods, respectively, due to increased consumer demand. Drug Residues sales growth was 5.3% for the third quarter and 4.7% for the year-to-date, both compared to the prior year. Sales of Natural Toxins test kits were down 2.2% and 2.4% for the quarter and year-to-date periods. This was due to relatively clean crops in the grain harvest in the current fiscal year and strong sales in the prior year resulting from aflatoxin and DON outbreaks in both the US and Europe.

Bacteria and General Sanitation increased 14.7% for the quarter and 15.1% for the year, both compared to the same period in the prior year, primarily due to focused marketing programs for products in this category. The Soleris product line had sales growth of 16.9% for the quarter and 22.3% for the year while the AccuPoint line increased 11.1% and 20.2% for the same periods. Pathogen sales were up 8.3% for the third quarter compared to the prior year as the new product line ANSR gains traction. For the year-to-date, Pathogen sales were down 3.8%, primarily due to large equipment orders in the prior year.

The Dehydrated Culture Media and Other category increased 19.7% in the third quarter and 21.6% for the year-to-date period. Contributions from genomics service revenues to European customers, resulting from increased sales staffing and the introduction of new service offerings, led the growth in this category. Dehydrated culture media increased 13.4% and 15.2% for the quarter and year-to-date periods, respectively, due to incremental sales at a number of larger customers, the capture of new business and targeted marketing programs.

The Company’s Animal Safety segment revenues were $33,976,000, an increase of $8,232,000, or 32.0% for the quarter ended February 28, 2014, compared to the same period in the prior year. On a year-to-date basis, Animal Safety revenues were $93,726,000, 26.7% higher than the comparable period of the prior year. Each comparative period benefitted from the five acquisitions that the Company has completed since the beginning of fiscal 2013. Organic growth for the Animal Safety segment was 1.1% and 8.1% for the three and nine month periods, respectively.

Life Sciences decreased by 12.8% for the February 2014 quarter and 2.5% for the year, both compared to the same periods in the prior year. Within this category, forensic kit sales increased 19.7% for the quarter and 19.6% for the year-to-date period primarily due to new international business and increased business from labs in the US. Offsetting these increases were the loss of some revenues transferred to Neogen Europe for improved sales support and the loss of business by a Chinese distributor for residues.

Veterinary Instruments and Disposables increased 97.9% in the third quarter and 70.5% on a year-to-date basis. These increases reflect the acquisitions of Syrvet, in July, and Prima Tech, in November; each of these businesses’ focus is on veterinary instruments. Organically, the Company increased sales in this category 9.6% for the February 2014 quarter and 9.0% on a year-to-date basis, due primarily to strong performance in detectable needles. Animal Care and Other revenues increased 29.4% and 25.0% for the quarter and year-to-date periods, respectively. Sales from the fiscal 2014 acquisitions are also included in this category; growth excluding the Syrvet and Prima Tech acquisitions was 9.9% for the third quarter ended February 28, 2014 and 14.2% for the year-to-date period, compared to the same periods in the prior year. In the third quarter, there was strong growth from sales of a Botulism vaccine for horses and the Company’s recently acquired Uniprim line, an antibiotic for horses, as the equine market begins to rebound and there are more foals. The Company also benefitted from strong sales of a wound care product. Partially offsetting these gains was a decline in the small animal supplements line; last year’s revenues in this product line were strong due to a supply disruption in the market, the result of a competitor shutdown.

Rodenticides, Disinfectants and Insecticides increased 28.6% in the third quarter and 13.4% on a year-to-date basis, each compared to the prior year. Sales of Chem-Tech products, the Company’s January 2014 acquisition, are included in this category. Excluding these revenues, sales decreased 10.9% for the third quarter and increased 1.9% on a year-to-date basis. Factors contributing to the decrease were weak rodenticide sales, due to weather, and order timing from distributors for disinfectants.

DNA Testing Service revenues increased 3.6% for the third quarter and 25.0% on a year-to-date basis, both compared to the prior year. Cattle and canine parentage tests contributed to the increase in the third quarter. This was offset by bovine customers switching to a new lower density proprietary offering that has a lower sales price than previously available technology. For the year-to-date period, increases were from new business generated by the development of a proprietary service offering launched in the third quarter of the prior year. To a lesser extent, the Scidera acquisition, completed in January 2013, also contributed to the growth.

International sales were $22.6 million, or 36.4% of total sales in the third quarter, compared to $20.1 million, or 39.4% of total sales in the prior year. For the nine months ended February 28, 2014, international sales were 39.2% of total sales compared to 39.5% of total sales for the same period in the prior year. Neogen Europe sales increased 22.0% for the third quarter and 32.4% for the year-to-date period. For the third quarter, Neogen Europe’s increase was driven by strong sales of Acumedia products, genomics and life sciences revenues from a number of European customers, and laboratory analysis testing for allergens and meat speciation. High demand for aflatoxin test kits in Eastern Europe and meat speciation kits throughout Europe also contributed to the revenue increase on a year-to-date basis. Neogen do Brasil and Neogen Latinoamerica continued to expand in their markets and recorded revenue gains in the third quarter of 31.3% and 30.7%, respectively. On a year-to-date basis, Neogen do Brasil sales increased 46.8% while Neogen Latinoamerica increased sales by 24.6%. Neogen do Brasil continued to penetrate the dairy market with sales of drug residue kits to detect the presence of dairy antibiotics, and also added a number of new customers for cleaners and disinfectants. On a year-to-date basis, genomics revenues have also contributed to its growth. Neogen Latinoamerica has had broad-based growth across all product categories throughout the year; additionally, sales of Soleris instruments, which are used to detect spoilage organisms in processed foods, contributed to its strong growth in the third quarter.

Gross margin was 49.5% for the third quarter compared to 53.5% for the February 2013 quarter. The decrease in gross margin percentage for the comparative quarter was almost entirely due to the shift in overall company revenues towards Animal Safety products, due to the three acquisitions the Company has completed this fiscal year. On a year-to-date basis, gross margin was 50.3%, compared to 53.5% in the prior fiscal year. The decrease in gross margin on a year-to-date basis is due to shifts in product mix within each segment, and an overall shift in total revenues towards Animal Safety products, the result of the acquisitions. It is expected that the mix of revenues will remain close to its current proportion for the near term. For the year-to-date, Food Safety’s gross margin percentage decreased, due primarily to lower aflatoxin test kit sales in the current year. The prior year had historically high sales of mycotoxin test kits due to several outbreaks in the US and Europe; this year’s crops in the US were relatively clean, resulting in lower revenues for our kits, which are among our higher gross margin products. These conditions are likely to continue in the short term and impact our comparative results for the remainder of this fiscal year. The Animal Safety gross margin percentage declined for the quarter and year-to-date periods, due primarily to the effects of the incremental revenues, at lower margins, resulting from the acquisitions of SyrVet, Prima Tech, and Chem-Tech. This segment also benefitted in the prior year as it capitalized on a supply disruption in the market for a small animal supplement line caused by a competitor’s shutdown. The competitor is now back in the market; we have retained some, but not all, of this higher margin business.

Sales and marketing expenses increased $1.5 million, or 13.8%, compared to the third quarter last year, and increased 10.9% for the year-to-date period. Increases in this category were primarily due to increased headcount, shipping, advertising and other marketing support costs. General and administrative costs increased $1.2 million for the quarter, or 23.1%, and were up 25.0% for the year-to-date period, primarily due to amortization of certain intangible assets from recent acquisitions, higher compensation and stock option expenses, and legal fees. Additional expenses from new locations in Colorado, North Carolina and Iowa, resulting from the acquisitions in the past year, also contributed to the increase. Research and development expenses were $2.1 million for the third quarter of FY2014, an increase of 6.3% over the same period a year ago. For the year-to-date, research and development expenses were 10.1% higher than last year, primarily due to outside contracted services expenses for various projects. Expressed as a percentage of sales, both sales and marketing and research and development expenses were less than the prior year for the quarter and year-to-date periods, respectively.

Operating margin decreased from 18.9% in the February 2013 quarter to 16.6% in the February 2014 quarter. On a year-to-date basis, operating margin was 18.0% compared to 20.1% in the same period of the prior year. For both the quarter and year-to-date, the decline in operating margin was due to the decrease in gross margin percentage.

On a year-to-date basis, other expense of $610,000 was largely the result of currency losses recorded at foreign subsidiaries as the Brazilian Real and Mexican Peso devalued against the U. S. dollar during the first half of fiscal 2014. For the quarter ended February 28, 2014, currency losses were minimal. Income tax expense in the prior year for the third quarter benefitted from the reinstatement of a federal research and development credit for calendar year 2013. This credit expired at the end of 2013, which has resulted in a higher effective income tax rate in the current quarter.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $68.8 million at February 28, 2014 compared to $85.4 million at May 31, 2013. Approximately $17.6 million was generated from operating activities during the first nine months of fiscal 2014. Net cash proceeds of $8.1 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first nine months of fiscal 2014. The Company completed asset purchases totaling $39.3 million in the first nine months of the year for three acquisitions (see Note 7 in the notes to Interim Consolidated Financial Statements). The Company also spent $7.8 million for property, equipment and other non-current assets in the first nine months of 2014.

Accounts receivable increased by $9.3 million, or 24.1%, for the first nine months of the year, due primarily to the increase in revenues. Inventory levels increased by $13.6 million, or 35.4%, compared to May 31, 2013 levels; at February 28, 2014, the inventory balances of the acquired SyrVet, Prima Tech and Chem-Tech businesses were $9.1 million. Management expects to rightsize inventory levels over the next few months, as product lines are rationalized and the businesses are more fully integrated into the Company.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at February 28, 2014, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2014 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended February 28, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: April 4, 2014

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: April 4, 2014

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)