Form 10-K
period 2014-05-31
NEOGEN CORP
filed 2014-07-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2013 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,862,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 36,734,222 on June 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 2, 2014 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

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

Neogen Corporation and subsidiaries (Neogen or the Company) develop, manufacture and market a diverse line of products dedicated to food and animal safety. The Company’s Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. These products are marketed by Company sales personnel in North America, the United Kingdom and other parts of Europe, Mexico and Brazil and by distributors through the rest of the world. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and DNA detection products that rely on the Company’s proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

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

Management’s vision is for Neogen to become a world leader in the development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While each of the elements of the strategy is important over the long term, the Company has been historically successful at acquiring products and/or businesses; accordingly, the Company maintains an active acquisition program to identify and capitalize on opportunities as they arise.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Acumedia®, Acumedia logo™, Neogen®, Neogen flask®; Food Safety: AccuClean®, AccuPoint®, AccuScan®, Agri-Screen®, Alert®, ANSR®, BetaStar®, Centrus®, F.A.S.T.™, GeneQuence®, GENE-TRAK®, ISO-GRID®, NeoCare™, NeoColumn™, NeoFilm™, NeoSeek™, NEO-GRID®, Penzyme®, Reveal®, Revive®, Soleris®, Veratox®, Simple. Accurate. Supported. Food Safety SolutionsSM, Microbiology at the Speed of Light®; Life Sciences: Alert®, K-Blue®, K-Blue Substrate®, K-Gold®, NeoSal™; Animal Safety: Aero-ssault™, Ag-Tek®, AluShield™, BMV®, BotVax®, BreederSleeve®, Calf Eze™, Calf Sense®, Calf Sense logo®, Chem-Tech, Ltd.™, Chem-Tech’s CT logo (with circle)™, Cowboy Syringe®, CT-511®, Cykill™, D3™ Needles, DC&R®, Di-Kill®, Dr. Frank’s®, Dy-Fly®, ElectroJac®, ELISA Technologies®, EqStim®, EquiSleeve®, E-Z Bond™, E-Z Catch®, Fatal-Fly®, Final-Fly-T®, Fly-Die Defense™, Furazone®, Gold Nugget®, Horse Sense®, Ideal®, ImmunoRegulin®, Insectrin®, Insight™, Jolt®, LD-44®, LD-44T™, MaxiSleeve®, Macleod®, MegaShot™, MycAseptic™, NeedleGard™, NFZ™, One Bad Cat®, PanaKare™, Parvosol®, Pet Sense®, PolyPetite™, PolyShield™, PolySleeve®, Poridon®, Prima®, Prima BMV®, Prima Marc™, Prima Tech®, Prima Tech logo®, Pro-Fix®, Pro-Flex®, Pro-Shot™, PRO-TECT 6 MIL®, PRO-TECT 6 MIL logo®, Prozap®, Prozap (stylized mark)™, PY-75™, Ramik®, RenaKare™, Rodent Elimination Station™, Rodex™, Rot-Not™, Safe-T-Flex™, Spectrasol™, Spec-Tuss™, Squire®, Stress-Dex®, SuperVet®, SureKill®, SyrFlex®, SyrFlo®, SyrTek®, SyrVet®, SyrVet logo®, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Tryad®, Turbocide®, Turbocide Gold®, Udder Shield®, Unibute®, Uniprim®, Unixin®, UriCon®, UriKare™, VAP-5™, VAP-20™, Vet-Tie™, Vita-15™,War Paint®, We keep ‘em movin’®, Zipcide®, Man in a circle logo for Squire is registered; BioSentry Brands: Acid-A-Foam™, AquaPrime™, BioCres™ 50, BioPhene™, BioQuat™, Chlor-A-Foam™, DSC®, DSC 1000®, Farm Fluid®, Farm Fluid S®, GenQuat™, LongLife®, LongLife 250S®, X-185™, BioSentry barn, chicken, and pig logos are registered to Neogen; Agrigenomics: GeneSeek®, Genomic Profiler™, Genomic Solutions for Food Security®, Igenity®, Igenity logo®, SeekGain™, SeekSire™, SeekTrace™.

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

Many of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce high quality antibodies sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for automated and rapid processing of a large number of samples, and lateral flow and other similar devices that provide distinct visual results. Typically, test kits use antibody-coated test devices and chemical reagents to indicate a positive or negative result for the presence of a target substance in a test sample; the simplicity of the tests makes them accessible to all levels of food producers, processors and handlers.

The Company’s kits are generally based on internally developed technology or technology that is acquired in connection with acquisitions. In fiscal 2014, the Food Safety segment incurred royalty expense totaling $1,527,000 for licenses and royalties for technology used in the Company’s products, including expense of $436,000 for licenses related to the dairy antibiotics product line, $297,000 for allergen products and $319,000 for the pathogen product line. The majority of our royalty rates are in the low single-digit range. Some licenses involve technology that is exclusive to Neogen’s use while others are nonexclusive and involve technology licensed to multiple licensees.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of the Neogen’s ANSR and Reveal tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox, Agri-Screen, Reveal, and Reveal Q+ tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s Veratox, Alert and Reveal, Reveal 3-D and BioKits testing products for food allergens to help protect their food-allergenic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, casein, egg, almond, gliadin (gluten), soy, and hazelnut residues. The Company’s 2009 acquisition of the BioKits food safety business of Gen-Probe Incorporated added more than 50 test kits for food allergens, meat and fish speciation, and plant genetics, including tests in an advanced lateral flow format for gluten and casein. The 2011 acquisition of the assets of the VeroMara seafood testing laboratory brought additional testing services to the Company for the shellfish and salmon aquaculture industries. These include testing for shellfish toxins, general foodborne pathogens, including E. coli, noroviruses and salmon husbandry.

Dairies are primary users of Neogen’s BetaStar, BetaStar Combo, BetaStar 4D and Penzyme diagnostic tests to detect the presence of beta lactam and tetracycline antibiotics in milk. The presence of these drugs in milk is a public health hazard and an economic risk to processors as it limits the milk’s further processing.

Neogen developed the first rapid immunoassay test kits to detect ruminant by-products in animal feed ingredients and finished feed. The Reveal tests were designed to help prevent ruminants (e.g., cattle, sheep and goats) from being fed rendered materials containing ruminant by-products in an effort to prevent the spread of BSE, bovine spongiform encephalopathy (a.k.a., “mad cow” disease) from animal to animal. The Company’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; chloramphenicol, a banned antibiotic in most of the world, but still used by some shrimp farmers to improve the yield of their product; and sulfite, an effective but potentially allergenic shrimp preservative.

Neogen also offers other test methods and products to complement its immunoassay tests. The Company’s line of GENE-TRAK and GeneQuence assays utilize DNA probe hybridization technology to create exceptionally sensitive and specific tests to detect foodborne bacteria. Instead of using antibodies as in an immunoassay to “capture” a target pathogen that may be present in a sample, this technology uses a portion of the target pathogen’s unique ribosomal RNA (rRNA) sequence to bind to complementary rRNA strands of the pathogen in a sample. The result is a test with the ease and speed of a rapid test method, but the specificity of a time-consuming conventional laboratory method (specificity is a test’s ability to distinguish between a target pathogen and a closely-related but innocuous bacterium). Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method which exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s pathogen detection method can provide DNA-definitive results in a fraction of the time of other molecular detection methods on the market today. ANSR is designed for use in food and pet food production facilities, and laboratories that serve those industries.

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

Neogen manufactures and markets its AccuPoint rapid sanitation test for adenosine triphosphate (ATP), a chemical found in all living cells. This easy-to-use and inexpensive test uses bioluminescence to quickly determine if a food contact surface has been completely sanitized. When ATP comes into contact with the firefly reagents luciferin and luciferase contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. The Company’s worldwide customer base for its ATP sanitation testing products includes food and beverage processors, the food service and healthcare industries, as well as many other users.

Revenues from Neogen’s Food Safety segment accounted for 47.0%, 51.2% and 49.5% of the Company’s total revenues for fiscal years ended May 31, 2014, 2013 and 2012, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s Animal Safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals, diagnostic products and genomics services.

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

In 2009, Neogen acquired a product line of 14 different product formulations used in animal health and hygiene applications from DuPont Animal Health Solutions (DAHS). These products, including 904 Disinfectant, Acid-A-Foam, and FarmFluid S added to the Company’s strategy of providing biosecurity solutions in the farm production markets. The products also have the potential for use in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi and viruses.

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

Animal Safety products offered by Neogen to the retail over-the-counter (OTC) market include many of the Ideal brand veterinary instruments and products sold under the Squire brand. Squire products also include Stress-Dex oral electrolyte replacer for performance horses, and Furazone, for the prevention and treatment of surface bacterial infections in wounds, burns and cutaneous ulcers. Ag-Tek and other hoof care, disposables and artificial insemination supplies are marketed to the dairy and veterinary industries.

In July 2013, Neogen acquired the assets of SyrVet Incorporated, a veterinary instrument business and important supplier to farmers, ranchers and veterinarians in more than 30 countries worldwide based in Waukee, Iowa. SyrVet’s product line ranges from animal handling products to sophisticated supplies for artificial insemination, and earned it significant shelf space in major farm store suppliers throughout the U.S. The majority of SyrVet’s products are used in the production of food animals; however, its Horse Sense product line provides a wide array of tack products to the professional equine market.

The November 2013 acquisition of the assets of Prima Tech Incorporated added additional veterinary instruments to Neogen’s offerings. The Kenansville, North Carolina-based business was started in 1998, and had become an important supplier of veterinary instruments in the U.S. and major portions of Europe. The Prima Tech product line is designed around highly accurate devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a unique supplier of products used in artificial insemination in the swine industry. Other products include animal identification and handling equipment.

In January 2014, Neogen acquired the stock of Chem-Tech Ltd., a manufacturer of insecticides for the animal and food industries, which operates a manufacturing and distribution facility in Pleasantville, Iowa. Chem-Tech’s highly effective insecticides utilize environmentally friendly technical formulas, and several are approved for use in food establishments. The company’s Prozap insecticide brand is well known in the large animal production industry, and is particularly popular with dairy and equine producers. For a number of years, Neogen has shared the Prozap trademark with Chem-Tech, with Neogen using the brand for certain rodenticides.

Neogen’s line of approximately 100 drug detection immunoassay test kits is sold worldwide for the detection of approximately 300 abused and therapeutic drugs in farm animals and racing animals, such as horses, greyhounds and camels, and for detection of drug residues in meat and meat products. The test kits are also used for human forensic toxicology drug screening applications. This line includes tests for narcotics, analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics.

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

In April 2010, Neogen acquired GeneSeek, a leading commercial agricultural genetics testing laboratory in the United States. GeneSeek’s technology employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Through the use of single nucleotide polymorphism (SNP) discovery and analysis, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases, primarily in large-herd beef and dairy cattle, swine, poultry and sheep producers. The Company’s May 2012 acquisition of the assets of Igenity provides the extensive bioinformatics system needed to help identify the animal’s positive or negative traits. In January 2013, Neogen acquired the assets of Scidera Genomics, LLC, which performs parentage testing and trait analysis for the cattle and canine industries. The Scidera acquisition further complements the genotyping technology Neogen offers to worldwide animal genomics customers.

Many of the genomics services use licensed technology. Animal Safety incurred royalty expense totaling $751,000 for licenses and royalties in fiscal 2014 for technology used in the segment’s products and services, including expense of $501,000 for licenses related to the genomics services line.

Revenues from Neogen’s Animal Safety segment accounted for 53.0%, 48.8% and 50.5% of the Company’s total revenues for fiscal years ended May 31, 2014, 2013 and 2012, respectively.

GENERAL SALES AND MARKETING

Neogen’s sales efforts are generally organized by specific markets, rather than by products or geography. During the fiscal year that ended May 31, 2014, the Company had approximately 18,500 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 18,500. As of May 31, 2014, a total of 255 employees were assigned to sales and marketing functions within the Company, compared to 237 at the end of May 2013. During the years ended May 31, 2014, 2013 and 2012, no single customer or distributor accounted for 10% or more of the Company’s revenues.

DOMESTIC SALES AND MARKETING

FOOD SAFETY

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets. This staff sells Company products directly to end users, and also handles technical support issues that arise with customers in the United States and Canada.

Neogen’s food safety markets are primarily comprised of: milling and grain, including grain elevators, feed mills, pet food manufacturers, and grain inspection companies; meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products; and the USDA’s Food Safety Inspection Service (FSIS); grocery products, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods; fruits and vegetables, including growers and processors of juice and packaged fresh cut grocery items; seafood, including harvesters and processors of a wide variety of seafood products; dairy and beverage, including milk processors and soft drink bottlers; healthcare, including hospitals and distributors to the healthcare industry; Acumedia dehydrated culture media, including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines; food service and retail, including fast food service establishments and retail grocery market chains, and nutraceuticals, including producers and marketers of a wide variety of nutritional and holistic consumer products.

ANIMAL SAFETY

Neogen markets a broad range of pharmaceuticals, vitamin injectable, wound care products, topicals, instruments, genomics services and biologicals to the ethical veterinary market. The product range is focused on the food (e.g., cattle, swine and poultry) and companion (e.g., horses, dogs, and cats) animal markets. Neogen’s sales group works directly with veterinarians, clinics and universities and markets through established ethical distributors by supporting the efforts of over 500 domestic distributor sales representatives calling on 35,000 plus veterinarians. Neogen further supports its veterinary distribution channel through product training, field support, promotions and technical service.

The Company believes the OTC animal health market offers growth opportunities for Neogen and its products. Neogen offers a broad range of products including well-recognized brands of rodenticides, disinfectants, insecticides, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising. As a commercial laboratory, GeneSeek provides services direct to large-herd beef and dairy cattle, swine, poultry and sheep producers, as well as parentage testing for various canine breed associations.

INTERNATIONAL SALES AND MARKETING

FOOD SAFETY:

Neogen Europe, Ltd., located in Ayr, Scotland, provides the Company access to the European Union (“EU”), and sells food safety products and certain genomics services to its network of customers and distributors throughout the EU. Customers in the United Kingdom, France, Germany and the Netherlands are served by Company employees. Other European region customers generally are serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s research and development continue to be a strong asset in the development of products tailored to meet the unique requirements of the European market.

The Company formed a subsidiary in 2008 in Mexico, Neogen Latinoamérica. The company, headquartered in Mexico City, distributes Neogen’s food and animal safety products throughout Mexico. Neogen Latinoamérica unifies the Company’s widespread business activities throughout the region to animal and crop producers, and food processors.

In October 2009, the Company formed a subsidiary in Brazil, Neogen do Brasil (Neogen of Brazil). The company, headquartered near Sao Paulo, distributes Neogen’s food and animal safety products throughout Brazil. Neogen do Brasil was created to accelerate the penetration of the Company’s products in Brazil. Brazil is one of the world leaders in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar, and orange juice.

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

Since 2002, Neogen has maintained a presence in Shanghai, China, to better serve the expanding food safety market there, as well as more closely manage its Chinese food and animal product procurement. Neogen established a consulting office in Shanghai in 2012 and converted to a trading enterprise in 2013. The Company recently began selling products from the Shanghai office and intends to continue to use local distributors as well as direct Neogen employees to introduce the Company’s products in the Chinese market.

ANIMAL SAFETY:

Animal Safety has a strong presence in several key international markets with rodenticides, disinfectants, instruments, diagnostics and veterinary products. Utilizing Company personnel in Brazil and Mexico, as well as in-country distributors and US-based exporters, these markets include Canada, Mexico and Central America, South America, the Caribbean, Australia, Europe and Asia.

GENERAL:

Sales to customers outside the United States accounted for 38.8%, 40.1% and 41.7% of the Company’s total revenues for fiscal years ended May 31, 2014, 2013 and 2012, respectively.

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

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in development of new products that fit its business strategy. As of May 31, 2014, the Company employed 77 individuals in its worldwide research and development group, including immunologists, chemists and microbiologists. Research and development costs were approximately $8.3 million, $7.8 million and $6.6 million representing 3.4%, 3.7% and 3.6% of total revenues in fiscal years 2014, 2013 and 2012, respectively. Management currently expects the Company’s future research and development expenditures to approximate 3% to 5% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2015 to 2017.

Portions of certain technologies utilized in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of license fees and royalties based upon sales of products that utilize the pertinent technology. License fees and royalties expensed under these agreements amounted to $2,278,000, $1,837,000 and $1,371,000 in fiscal years 2014, 2013 and 2012, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Neogen uses trade secrets as proprietary protection in many of its food and animal safety products. In many cases, the Company has developed unique antibodies capable of detecting microorganisms and residues at minute levels. The supply of these antibodies, and the proprietary techniques utilized for their development, may offer better protection than the filing of patents. Such proprietary reagents are maintained in secure facilities and stored in more than one location to reduce exposure to complete destruction by natural disaster or other means.

Patent and trademark applications are submitted whenever appropriate. Since its inception, Neogen has acquired and received numerous patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 15 years.

A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens & Drug Residues	2	43	2018-2038
Bacterial & General Sanitation	13	7	2014-2026
Life Science	0	7	2024
Vaccine	1	0	2018
Veterinary Instruments & Other	10	32	2015-2021
Genomics	8	1	2016-2029

The Company does not expect the near-term expiration of any patent to have a significant effect on future results of operations.

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

One of the major areas affecting the success of biotechnology development involves the time, cost and uncertainty surrounding regulatory approvals. Neogen products requiring regulatory approval, which the Company currently has in place, include BotVax B, EqStim, ImmunoRegulin, Uniprim and BetaStar. The Company’s general strategy is to select technical and proprietary products that do not require mandatory approval to be marketed. Neogen’s rodenticide, disinfectant and insecticide products are subject to registration in the United States and internationally.

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

PRODUCTION AND SUPPLY

Neogen manufactures its products in Michigan, Kentucky, Wisconsin, Colorado, North Carolina, Iowa and Scotland. As of May 31, 2014, there were approximately 425 full-time employees assigned to manufacturing in these locations, operating on one or two shifts; with occasional 24/7 production during high demand periods; future demand increases could be accommodated by adding shifts. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available; to do so could require investment of additional capital equipment.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergens, spoilage organisms and pesticides, final kit assembly, quality assurance and shipping takes place in the Company’s facilities in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories in Lansing. Manufacturing of diagnostic tests for the presence of dairy antibiotics in milk is completed in the Company’s Lansing facilities. Generally, final assembly and shipment of diagnostic test kits to customers in Europe are performed in the Company’s Ayr, Scotland facility.

Assembly and shipment of electronic readers and disposable single-use samplers takes place in the Company’s facilities in Lansing. Soleris instrument readers are produced by third party vendors, quality tested in Lansing, Michigan and then shipped to customers.

Dehydrated culture media products are manufactured in a FDA-registered facility in Lansing. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from Lansing.

Manufacturing of animal health products, pharmacological diagnostic test kits and test kits for drug residues takes place in the Company’s FDA-registered facilities in Lexington. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products that are purchased finished or that are toll manufactured by third party vendors and veterinary instruments are warehoused and shipped from the Company’s Lexington facility. Other veterinary instruments are produced in the Company’s facilities in Lansing, and are generally then shipped to Lexington, for distribution to customers.

Manufacture of rodenticides and certain cleaners and disinfectants takes place in Randolph, Wisconsin. Manufacturing of rodenticides consists of blending technical material (active ingredient) with bait consisting principally of various grains. Certain cleaners and disinfectants are manufactured in Randolph, while others are purchased from other manufacturers and sold, or toll manufactured by third parties.

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

Uniprim, a veterinary antibiotic, is manufactured in an FDA-registered facility in Fort Collins, Colorado.

With its 2010 acquisition of GeneSeek and more recent acquisitions of Igenity and Scidera Genomics, Neogen offers agricultural genetics laboratory services and bioinformatics in Lincoln, Nebraska. Through its laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep, horses and dogs), GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases. The Company purchased and renovated a building during fiscal 2014 to meet its current and future needs.

Products acquired in the November 2013 acquisition of Prima Tech continue to be manufactured in a facility in Kenansville, North Carolina. These include devices used for animal injections, topical applications and oral administration.

Chem-Tech Ltd. manufactures insecticides and other pesticides at its facility in Pleasantville, Iowa.

Neogen purchases component parts and raw materials from more than 500 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for most of its key components and raw materials where it is economically feasible to do so. There can be no assurance that the Company would avoid a disruption of supply in the event a supplier discontinues shipment of product. Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, Neogen’s backlog of unshipped orders at any given time is not significant.

COMPETITION

Although competitors vary in individual markets, management knows of no competitor that is pursuing Neogen’s fundamental strategy of developing and marketing a broad line of products, ranging from disposable tests and dehydrated culture media to veterinary pharmaceuticals and veterinary instruments for a large number of food safety and animal safety concerns. For each of its individual products, the Company faces intense competition from companies ranging from small businesses to divisions of large international companies. Some of these organizations have substantially greater financial resources than the Company. Neogen competes primarily on the basis of ease of use, speed, accuracy, and other similar performance characteristics of its products. The breadth of the Company’s product line, the effectiveness of its sales and customer service organizations, and pricing are also components in management’s competitive plan.

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

FOOD SAFETY:

Neogen’s Food Safety segment has well established distribution of its products using Company employees in North America, Europe, Mexico and Brazil, and from an active and engaged distributor group elsewhere. With a large professional sales organization, management believes that it maintains a general competitive advantage as its sales personnel are in a position to be in contact with customers and prospects more frequently than its competitors. Additionally, Neogen has what it believes to be a unique insight into the food industry compared to clinically based competition.

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

ANIMAL SAFETY:

Neogen’s Animal Safety segment faces no one competitor across the products and markets it serves. In the racing industry market, the Company believes it holds a leading market share position. In the life sciences market, the Company competes against several other diagnostic and reagent companies with similar product offerings.

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

Competition in the rodenticide market includes several companies of comparable size that offer products into similar market segments. The rodenticide retail market is not dominated by a single brand. While the technical materials used by competing companies are similar, Neogen uses manufacturing and bait formula techniques which the Company believes better attracts rodents to the product and thereby improves overall product performance.

Within the insecticide market, Chem-Tech products specifically focus on the area of insect control for food and animal safety applications. There are several competitors offering similar products, however, the Company has a proprietary formulation chemistry that optimizes the delivery and safe application of the insecticides at the customer’s location. These products are currently only sold in the U.S. through a combination of direct sales and distributors.

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

Neogen entered the genomics market through its 2010 acquisition of GeneSeek, the leading commercial agricultural genetics laboratory in the U.S., and in 2012 added to its capability with the asset purchase of Igenity, which offers proprietary bioinformatics. In January 2013, Neogen acquired the assets of Scidera Genomics, LLC, a company that performs parentage testing and trait analysis, primarily for the cattle and canine industries. GeneSeek, Igenity and Scidera are not involved in cloning or the development of transgenic animals, but do employ cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through selective breeding of traits such as disease resistance and meat quality. Competition comes mainly from service providers whose primary focus is the human and pharmaceutical industries, as well as several smaller companies offering genomics services.

GOVERNMENT REGULATION

A significant portion of Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture, the Environmental Protection Agency, and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues and/or costs of production and distribution.

Neogen’s development and manufacturing processes involve the use of certain hazardous materials, chemicals and compounds. Management believes that the Company’s safety features for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations; however, changes in such regulations or rules could involve significant costs to the Company and could be materially adverse to its business.

The rodenticides, insecticides, disinfectants and sanitizers manufactured and distributed by Neogen are subject to Environmental Protection Agency and various state regulations. In general, any international sale of the product must also comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements (e.g., label in the language of the importing country). To the best of our knowledge Neogen products are in compliance with applicable regulations in the countries where such products are sold.

Dairy products used in National Conference on Interstate Milk Shipments (NCIMS) and other milk monitoring programs are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with the FDA approved protocol administered by AOAC Research Institute (AOAC RI). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our BetaStar U.S. dairy antibiotic residue testing product has been approved by the FDA, NCIMS, and AOAC RI. While some foreign countries accept AOAC RI approval as part of their regulatory approval processes, many countries have their own regulatory processes.

Many of the food safety diagnostic products to detect allergens, spoilage organisms and mycotoxins do not require direct government approval. However, the Company has pursued AOAC approval for many of the products to enhance their marketability. Products for mycotoxin detection, which are used by federal inspectors, must be approved by the USDA. Neogen has obtained and retained the necessary approvals to conduct its current operations.

Neogen’s veterinary vaccine products and one pharmaceutical product require government approval to allow for lawful sales. The vaccine products are approved by United States Department of Agriculture, Center for Veterinary Biologics (USDA-CVB) and the pharmaceutical product is approved by the FDA. The products, and the facilities in which they are manufactured, are in a position of good standing with both agencies. The Company has had no warning letters based on any review or inspection, no recalls on any of these products, and knows of no reason why its freedom to manufacture and market such products in the future is in any danger.

Other animal safety and food safety products generally do not require additional registrations or approvals. However, Neogen’s regulatory staff routinely monitors amendments to current regulatory requirements to ensure compliance.

EMPLOYEES

As of May 31, 2014, the Company employed 926 full-time persons. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems, and management believes that its relationship with its employees is generally good. Employees having access to proprietary information have executed confidentiality agreements with the Company.

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

Our business has grown significantly over the past several years as a result of both internal growth and acquisitions of existing businesses and their products. Identifying and pursuing acquisition opportunities, integrating these acquisitions into our business and managing their growth requires a significant amount of management’s time and skill. We cannot assure that we will be effective in identifying, integrating or managing future acquisition targets. Our failure to successfully integrate and manage a future acquisition may have a material adverse effect on our operating results and financial condition.

In addition, if we continue to experience growth in our business, such growth could place a significant strain on our management, customer service, operations, sales and administrative personnel and other resources. To serve the needs of our existing and future customers we will be required to recruit, train, motivate and manage qualified employees. We have incurred and will continue to incur significant costs to retain qualified management, sales and marketing, engineering, production, manufacturing and administrative personnel, as well as expenses for marketing and promotional activities. Our ability to manage our planned growth depends upon our success in expanding our operating, management, information and financial systems, which might significantly increase our operating expenses.

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

We rely on information systems and telecommunications infrastructure to integrate departments and functions, to enhance our ability to service customers, to improve our control environment and to manage our cost reduction initiatives. Any issues involving our critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. In addition, if the Company’s security and information systems are compromised, or employees fail to comply with the applicable laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose personal information has been compromised.

Disruption of our manufacturing and service operations could have an adverse effect on our financial condition and results of operations.

We manufacture our products at several manufacturing facilities located in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Fort Collins, Colorado; Kenansville, North Carolina; Pleasantville, Iowa; and Ayr, Scotland. We offer genomics services from a facility located in Lincoln, Nebraska. Any disruption in our production facilities or inability to utilize our service facilities for any length of time could have an adverse effect on our business, financial condition and results of operations.

Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results.

We rely on third-party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third-party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. In addition, we currently purchase some raw materials and products from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. To mitigate these risks, we have identified alternative suppliers of equivalent raw materials and products, when possible, to minimize potential supply disruptions. Problems with suppliers could negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs or damage our reputation with our customers.

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

In fiscal 2014, sales to customers outside of the United States accounted for 38.8% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our potential inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include possible disruptions in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, changes in import duties and quotas and unexpected economic and political changes in foreign markets. These factors could adversely affect international sales and our overall financial performance.

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

Our primary customers are in the agricultural and food production industries. Economic conditions affecting agricultural industries are cyclical and are dependent upon many factors outside our control, including weather conditions or changes in consumption patterns or commodity prices. Any of these factors in the agricultural marketplace could affect our sales.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. Patent applications filed by the Company may not result in the issuance of patents or, if issued, may not be issued in a form that will be commercially advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of time we may have patent protection for our products. We also cannot assure that our nondisclosure agreements, together with trade secrets and other common law rights, will provide meaningful protection for the Company’s trade secrets and other proprietary information. Moreover, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights domestically or in foreign jurisdictions, we may incur substantial costs and our business, including our business prospects, could be substantially harmed.

From time to time, the Company has received notices alleging that the Company’s products infringe third party proprietary rights. Whether the manufacture, sale or use of current products, or whether any products under development would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets the patent claim in the context of litigation. When an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and/or to allege non-infringement of the asserted patent claim. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to issued patents in the United States with clear and convincing evidence of invalidity, which is a high burden of proof. The outcome of infringement litigation is subject to substantial uncertainties, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our defense of an infringement litigation lawsuit could result in significant expense. Regardless of the outcome, infringement litigation could significantly disrupt our marketing, development and commercialization efforts, divert management’s attention and consume our financial resources. In the event that we are found to infringe any valid claim in a patent held by a third party, we may, among other things, be required to:

•	Pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	Cease the development, manufacture, importation, use and sale of products that infringe the patent rights of others, through a court-imposed injunction;

•	Expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or develop or acquire non-infringing intellectual property, which may not be possible;

•	Discontinue manufacturing or other processes incorporating infringing technology; and/or

•	Obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.

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

We are dependent on key employees.

Our success depends, in large part, on our CEO, president and other members of our management team. Our loss of any of these, or other, key employees could have a material adverse effect on the Company. We maintain certain incentive plans for key employees, and most of these employees have been with the Company in excess of five years. However, we have not executed long-term employment agreements with any of these employees and do not expect to do so in the foreseeable future. Our success also depends, significantly, on our ability to continue to attract such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

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

Neogen owns ten separate buildings located throughout Lansing, Michigan, totaling 252,000 square feet. These buildings are used for corporate offices, including accounting and human resources, manufacturing and warehousing of food safety products, food safety sales and marketing and research and development. Additionally, two buildings are recent purchases that are currently being remodeled to support future expansion.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of certain Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky.

The Company owns a 128,000 square foot office, manufacturing and warehouse facility located at 1847 Mercer Road in Lexington, Kentucky, utilized for its Animal Safety operations. Animal Safety currently occupies approximately 118,000 square foot of the facility; the remainder is occupied by a tenant who will be vacating the building in approximately three months.

The Company rents 26,000 square feet at a manufacturing facility in Kenansville, North Carolina at a monthly cost of $4,240. The lease automatically renews annually but can be terminated with six months’ notice. The Company manufactures veterinary devices and warehouses product at this location.

Food Safety researchers occupy 7,000 square feet of space in St. Joseph, Michigan. Originally occupied by International Diagnostics Systems Inc., this space now houses research and development labs at a monthly cost of $6,500. The lease extends through May 2016.

Neogen Europe Ltd. operations take place in a 38,000 square foot facility in Auchincruive, Ayrshire, Scotland, which the Company purchased in 2010. The facility is adjacent to the campus of the Scottish Agricultural College in Ayr. In fiscal 2013, the Company purchased an additional 36,000 square foot facility that is adjacent to the existing operations.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 105,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin.

The Company’s GeneSeek subsidiary owns 26,000 square feet of laboratory and office space in Lincoln, Nebraska. The Company purchased and renovated the space during fiscal 2014 to meet its current and future needs.

The Company manufactures Uniprim, a veterinary antibiotic, in 14,426 square feet of rented space in Fort Collins, Colorado. The lease runs through October 1, 2014 at a rate of $9,700 per month.

The Company’s Chem-Tech Ltd. subsidiary manufactures and warehouses insecticides and other pesticides in 59,000 square feet of rented space in Pleasantville, Iowa. The monthly rent is $17,000 and the lease runs through December 2015.

Neogen do Brasil rents 11,000 square feet of office and warehouse space near Sao Paulo, Brazil at a cost of approximately $2,600 per month. The lease extends to May 2021.

Neogen Latinoamerica rents 27,000 square feet of office and warehouse space in Mexico City, Mexico for approximately $7,700 per month. The lease extends to November 1, 2018.

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

PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION:

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol “NEOG”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock, as adjusted for the October 30, 2013 3-for-2 stock split affected in the form of a dividend, as reported on the NASDAQ Stock Market.

	HIGH	LOW

YEAR ENDED MAY 31, 2014

First Quarter	$39.44	$35.25
Second Quarter	$50.87	$36.13
Third Quarter	$50.88	$39.44
Fourth Quarter	$47.08	$36.31

YEAR ENDED MAY 31, 2013

First Quarter	$31.87	$25.29
Second Quarter	$30.63	$25.76
Third Quarter	$32.52	$29.71
Fourth Quarter	$37.82	$30.66

HOLDERS:

As of July 30, 2014, there were approximately 310 stockholders of record of Common Stock that management believes represents a total of approximately 10,500 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The graph below matches Neogen Corporation’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2009 to May 31, 2014.

	5/09	5/10	5/11	5/12	5/13	5/14
Neogen Corporation	100.00	174.98	305.17	265.02	370.71	385.79
NASDAQ Composite	100.00	128.43	163.07	166.18	198.81	248.05
NASDAQ Medical Equipment	100.00	131.89	162.55	142.15	165.99	197.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In December 2008, the Board of Directors authorized management to repurchase up to a total of 1,125,000 shares of its common stock in open market transactions. The Company made no purchases of common stock in fiscal 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2014. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
(In thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Food Safety Revenues	$116,290	$106,158	$91,104	$85,514	$76,454
Animal Safety Revenues	131,115	101,370	92,942	87,169	64,055

Total Revenues	247,405	207,528	184,046	172,683	140,509
Cost of Revenues	124,807	98,034	91,621	84,891	67,534
Sales and Marketing	46,432	40,791	35,026	30,020	26,350
General and Administrative	24,449	20,216	17,024	15,112	13,488
Research and Development	8,326	7,781	6,636	6,825	6,258

Operating Income	43,391	40,706	33,739	35,835	26,879
Other Income (Expense)	(360)	435	100	(640)	404

Income Before Income Taxes	43,031	41,141	33,839	35,195	27,283
Provision for Income Taxes	15,000	14,100	11,450	12,400	9,800

Net Income	28,031	27,041	22,389	22,795	17,483
Net Loss Attributable to Noncontrolling Interest	127	149	124	44	38

Net Income Attributable to Neogen	$28,158	$27,190	$22,513	$22,839	$17,521

Net Income per Share (basic)(1)	$0.77	$0.76	$0.64	$0.66	$0.52
Net Income per Share (diluted)(1)	$0.76	$0.75	$0.62	$0.64	$0.51
Weighted Average Shares Outstanding (diluted)(1)	37,267	36,491	36,029	35,687	34,637

	May 31
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and Cash Equivalents and Marketable Securities	$76,496	$85,369	$68,645	$56,083	$22,806
Working Capital(2)	163,779	150,728	123,962	104,705	68,987
Total Assets	345,301	290,558	251,600	219,662	180,233
Long-Term Debt	0	0	0	0	0
Total Equity	306,300	258,287	219,054	188,978	153,053

(1)	On December 15, 2009 and on October 30, 2013, the Company paid a 3-for-2 stock split affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted to reflect the stock split as if it had taken place at the beginning of the period presented.

(2)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including but not limited to, those related to receivable allowances, inventories and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies reflect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue from products and services is recognized when a purchase order has been received, the product has been shipped or the service performed, the sales price is fixed and determinable, and collection of any receivable is probable. To the extent customer payment is received before all recognition criteria have been met, these revenues are initially deferred and later recognized in the period that all recognition criteria has been met.

Accounts Receivable Allowance

Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off to the allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to 20 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the Company’s qualitative assessment concludes that it is more likely than not that an impairment exists, or the Company skips the qualitative assessment, then the Company performs a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset indicate that the carrying amount of the assets may not be recoverable. In such an event, fair value is determined using discounted cash flows and if lower than the carrying value, impairment is recognized through a charge to operations.

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

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model applied by the Company is able to handle some of the specific features included in the options granted, which is the reason for its use. If a different model were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model applied and the inputs used. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options, is disclosed in Note 5 to the consolidated financial statements.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation achieved total revenue of $247.4 million in fiscal 2014, a 19% increase compared to revenue of $207.5 million in fiscal 2013. Net income attributable to Neogen for fiscal 2014 increased 4% to $28.2 million, or $0.76 per fully diluted share, compared to $27.2 million, or $0.75 per fully diluted share, in fiscal 2013. Cash flow from operations for fiscal 2014 was $21.7 million, compared to $26.6 million in fiscal 2013.

The Company’s Food Safety segment revenues were $116.3 million in fiscal 2014, up 10% compared to the prior year. Animal Safety segment revenues increased $29.7 million, or 29%, to $131.1 million in fiscal 2014 as compared to fiscal 2013.

In fiscal 2014, the Company benefitted from recent acquisitions, which added revenue totaling $23.7 million during the year. The SyrVet acquisition in July 2013 helped Neogen gain market share, especially internationally, in needles and other veterinary instruments. Prima Tech, acquired in November 2013, offered products complementary to Neogen’s existing product offerings with particular expertise and presence in medicine delivery and marking systems in the poultry and swine markets. In January 2014 Neogen acquired Chem-Tech, a manufacturer of environmentally friendly insecticides for the animal and food industries; this business has enhanced the Company’s biosecurity product portfolio for animal protein producers.

Consolidated gross margins decreased from 52.8% in fiscal 2013 to 49.6% in fiscal 2014, due primarily to acquisitions in the Animal Safety segment, which has lower margins overall than the Food Safety segment. Additionally, fiscal 2013 gross margins were unusually high due to favorable product mix within each of the Food Safety and Animal Safety segments. Operating expenses expressed as a percentage of revenues decreased from 33.1% in 2013 to 32.0% in fiscal 2014, as the Company was able to successfully integrate recent acquisitions into its operations.

International sales were $96.1 million, or 38.8% of total sales, in fiscal 2014 compared to $83.2 million, or 40.1%, in fiscal 2013. Sales from the Chem-Tech acquisition were all domestic, which contributed to the decline of international sales as a percentage of the total. Neogen Europe recorded a revenue increase of 24% in fiscal 2014, led by genomics and forensics sales. Neogen Latinoamerica and Neogen do Brasil continued to penetrate their markets, with increases of 18% and 39%, respectively, compared to the prior year.

Service revenue from DNA testing increased 18% from $23.4 million in fiscal 2013 to $27.7 million in fiscal 2014. The increase was driven by successful commercialization of a number of proprietary service offerings introduced toward the end of the prior year, new service offerings developed specifically for some key breed associations and the completion of a number of large projects during the year.

REVENUES

	Year Ended
(dollars in thousands)	May 31, 2014	Increase/ (Decrease)	May 31, 2013	Increase/ (Decrease)	May 31, 2012
Food Safety:

Natural Toxins, Allergens & Drug Residues	$60,336	5%	$57,394	20%	$47,993
Bacterial & General Sanitation	24,866	13%	21,954	6%	20,676
Dehydrated Culture Media & Other	31,088	16%	26,810	20%	22,435

	116,290	10%	106,158	17%	91,104

Animal Safety:

Life Sciences	7,528	(3%)	7,739	(6%)	8,190
Veterinary Instruments & Disposables	28,412	70%	16,682	(1%)	16,808
Animal Care & Other	35,547	20%	29,612	29%	22,961
Rodenticides, Insecticides & Disinfectants	36,702	35%	27,130	2%	26,491
DNA Testing	22,926	14%	20,207	9%	18,492

	131,115	29%	101,370	9%	92,942

Total Revenue	$247,405	19%	$207,528	13%	$184,046

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

The Company’s Food Safety segment revenues were $116.3 million in fiscal 2014, up 10% compared to fiscal 2013, with increases in each major product category. Sales of Natural Toxins, Allergens and Drug Residues increased 5% in fiscal 2014 compared to the prior year. Allergen sales, including meat speciation kits, increased 18%, as food product recalls caused by mislabeled products containing allergenic components helped drive increased testing. Sales of test kits in the Drug Residue product line, which are used to detect the presence of antibiotics in dairy milk, rose by 8% compared to the prior year, driven by increases in Europe and Brazil. Sales of Natural Toxins test kits declined 3% as strong sales of test kits, readers and accessories in the prior year resulting from significant aflatoxin and DON outbreaks in both the U.S. and Europe did not repeat in fiscal 2014, as crops in the U.S. were relatively clean.

Bacterial and General Sanitation revenues increased 13% in the current fiscal year compared to the prior year. Within this category, ampoule media and filter sales increased 32% over the prior year as the Company increased market share in this product line particularly in the beverage industry. The Soleris product line, which detects spoilage organisms such as yeast and mold, increased 17%, primarily due to gains in Europe, Mexico and the domestic beverage market, while the AccuPoint line, designed to measure environmental cleanliness, increased 18%, both compared to the prior year, due to focused marketing programs. Offsetting these gains, Pathogen sales were down 4% in fiscal 2014 compared to fiscal 2013, due primarily to lower ANSR equipment sales.

Dehydrated Culture Media and Other revenues increased 16% over last year. Genomics service revenues and life sciences products sold through Neogen Europe to European customers led the growth in this category. Sales of dehydrated culture media to Food Safety customers increased by 20% compared to the prior year, led by strong performance in the U.S. commercial labs market as the Company secured new business at the corporate level with several large labs. However, sales of Acumedia products to international distributors and domestic industrial customers only increased 2%, with both sales groups having large revenue increases in the prior year.

The Company’s Animal Safety segment revenues were $131.1 million for the year ended May 31, 2014, an increase of $29.7 million, or 29%, compared to the same period in the prior year. The segment benefitted from three acquisitions the Company completed during fiscal 2014; these acquisitions and the two acquisitions completed in fiscal 2013 contributed $23.7 million in revenues in fiscal 2014. Organic growth for the segment was 6% in fiscal 2014.

Life Sciences product revenue declined by 3% in fiscal 2014 compared to fiscal 2013, primarily due to continuing weakness in racing kits revenues, the result of fewer racetracks in the U.S., and consolidation of state testing labs. Additionally, approximately $700,000 in substrate business was transferred to Neogen Europe in fiscal 2014, which reports through the Food Safety segment, to better support the customer base in Europe with the Company’s sales and support staff located there. Offsetting these declines was a 21% increase in forensic kit sales, the result of new business and increased volume from existing customers.

Veterinary Instruments and Disposables revenues were $28.4 million in fiscal 2014, an increase of 70% compared to fiscal 2013. This line benefitted from the acquisitions of SyrVet in July 2013, and Prima Tech in November 2013; both of these businesses were focused on veterinary instruments. Growth in this line excluding acquisitions was 4%. The Company’s patented line of detectable needles continued its consistent growth history with an organic increase of 11%. Sales of shoulder gloves increased 17% organically, as the SyrVet acquisition helped the Company to gain market share with a more robust product line. Sales of disposable syringes were down due to order timing from a large international customer. Also, specialty needle sales were down 29%, due to a customer’s change in protocol which led to lower volumes of needle use.

Growth in Animal Care and Other products was 20% in fiscal 2014; organic growth was 4%, the remainder from acquisitions, primarily animal marking products from Prima Tech, hoof and leg care items from SyrVet and veterinary antibiotics from Macleod. Within this product line, sales of joint supplements for horses and dogs increased 94% due to market supply disruptions, while wound dressing revenues rose 28% as the Company increased private label sales and gained market share. Vaccine sales for equine botulism Type B increased 10%, reversing two years of declining sales as the equine market rebounded in fiscal 2014. These increases offset a 14% decline in sales of the Company’s canine thyroid replacement products; the decline was the result of a difficult comparative year, as fiscal 2013 sales were extraordinarily high due to competitor shutdowns. While the Company retained a portion of its increased market share from fiscal 2013, all competitors of this product line were operating for the entire year in fiscal 2014.

Sales of Rodenticides, Insecticides and Disinfectants, the Company’s biosecurity product offerings, rose 35% for the year. The Company’s purchase of Chem-Tech, a manufacturer and marketer of insecticides in January 2014 provided $7.2 million of the $9.6 million increase. Organic growth was 9% in this product line, with particular strength in the Company’s cleaners and disinfectants, up 22% for the year. These increases resulted from a number of disease outbreaks during the year, such as avian influenza and porcine virus, which raised awareness of the necessity of cleaning and disinfecting animal facilities. Offsetting these increases was a 4% decline in rodenticides, primarily due to adverse weather conditions in the sugar cane industry in Puerto Rico, one of the Company’s key markets. Additionally, the Company’s evaluation of economic conditions and risks in countries such as Venezuela resulted in lower credit limits for some customers in those countries, with lower resultant sales.

DNA Testing revenues, excluding sales through Neogen Europe and Neogen do Brasil, increased 14% in fiscal 2014 compared to fiscal 2013, due primarily to continued strength in products introduced in the latter half of fiscal 2013, and new products for the detection of developmental defects in cattle, introduced in fiscal 2014. The customizable nature of the new proprietary offerings allowed the Company to expand market share with beef breed associations. Additionally, revenues for canine genotyping rose $660,000 in fiscal 2014, primarily due to the Company’s relationship with a number of canine associations.

Year Ended May 31, 2013 Compared to Year Ended May 31, 2012

The Company’s Food Safety segment revenues were $106.2 million in fiscal 2013, 17% higher than fiscal 2012, with increases in each major product category. Sales of Natural Toxins, Allergens and Drug Residues products increased 20% in fiscal 2013 compared to the prior year. The increase was led by sales of aflatoxin test kits, readers, and accessories, resulting from an outbreak in the United States caused by unusually hot and dry conditions. Additionally, cool wet growing conditions in Germany in fall 2012 contributed to an outbreak of deoxynivalenol, or DON, in the small grains crop, and resulted in increased sales of the Company’s test kits to detect the toxin. Allergen test kit revenues continued to achieve solid growth with an increase of 24% in fiscal 2013 compared to fiscal 2012. This product line had food allergen kit growth of 16% this year, and also benefitted from a significant increase in demand for meat speciation testing in Europe in the second half of fiscal 2013, the result of the discovery of mislabeled meat products. Originally, horse meat was found in products labeled as beef; further testing also found instances of pork and other meat products in beef, as well as tilapia being sold as whitefish. These are all examples of economic adulteration of food, which has become quite problematic within the food safety industry, and should result in higher ongoing levels of speciation testing in the future. Also in this category, sales of Drug Residues products, primarily used to determine the presence of antibiotics in raw fluid milk from dairy animals, increased 3% compared to the prior year.

Sales of Bacterial and General Sanitation products increased 6% in fiscal 2013, compared with fiscal 2012. Within this category, General Sanitation products, designed to measure environmental cleanliness, achieved growth of 7%; increased sales of filters and ampoule media products, the result of increased penetration in the beverage segment, more than offset lower equipment sales to international markets. The Company’s line of pathogen testing products grew by 3% in fiscal 2013; the new ANSR pathogen detection system gained traction during the latter half of the year, assisted by a focused marketing program.

Dehydrated Culture Media and Other Sales increased 20% for the year. Contributions from genomics service revenues to European customers resulting from increased sales staffing and the introduction of new service offerings, led the growth in the category. Sales of Acumedia products to traditional markets in the U.S. were up 17% over a weak fiscal 2012. Additionally, customers affected by the aflatoxin and DON outbreaks significantly increased purchases of miscellaneous lab supplies necessary for processing samples, which are recorded in this category.

Revenue for the Animal Safety segment was $101.4 million, an increase of 9% compared to fiscal 2012. The acquisitions of Igenity, Macleod Pharmaceuticals and Scidera Genomics contributed $5.8 million to revenues in this segment in fiscal 2013.

Life Sciences and Other revenues decreased 6% in fiscal 2013 compared to fiscal 2012. Within this category, racing kits were down 18% due to state lab closures and consolidations and the continued decline of the racing industry in the U.S. Food residues were down 28% due to lower ractopamine kit sales from lost business in China as government laboratories there began purchasing kits made by Chinese manufacturers; further, a large user of this kit ceased using ractopamine, a feed additive used to promote leanness in animals in its operations, and stopped buying the Company’s kits. Partially offsetting these losses was a 4% increase in sales to the forensics market.

Veterinary Instruments and Disposables revenues were down 1% in fiscal 2013 compared to fiscal 2012. Sales of detectable needles increased 11% but were offset by the loss of business to a large customer during fiscal 2012.

Animal Care and Other revenues increased 29% compared to the prior year. Within this category, the Company benefitted from sales of the veterinary antibiotic, Uniprim, acquired in the Macleod Pharmaceuticals purchase, and a 113% increase in the small animal supplements line due to new business captured on canine thyroid replacement products. Partially offsetting these gains were a 27% decrease in vitamin supplements, due to unusually high prior year sales caused by products coming off backorder and a decline in the number of cattle, and a 13% decrease in hoof and leg care products, due to lower animal counts and difficult financial conditions in the dairy industry.

Rodenticide, Insecticides and Disinfectant revenues increased by 2% compared to fiscal 2012. Rodenticide sales increased 20% due to seasonal conditions, new product formulations, marketing campaigns, and a prior year which was negatively affected by EPA labeling changes. Almost entirely offsetting this increase was an 11% decrease in lower-margin sales of cleaners and disinfectants. The decrease was primarily due to competition from lower-priced generics, particularly internationally, lack of disease outbreak for most of the year, which led to lower demand, and timing of large international orders.

DNA Testing revenues increased 9% in fiscal 2013 compared to the prior year. The Company gained new business resulting from the Igenity and Scidera Genomics acquisitions and had strong market acceptance of new products for cattle parentage testing in the latter half of the year.

COST OF REVENUES

(dollars in thousands)	2014	Increase	2013	Increase	2012
Cost of Revenues	$124,807	27%	$98,034	7%	$91,621

Cost of revenues increased 27% in fiscal 2014 and 7% in fiscal 2013 in comparison with the prior years. This compares with revenue increases of 19% and 13%, respectively. Expressed as a percentage of revenues, cost of revenues was 50%, 47%, and 50% in fiscal years 2014, 2013 and 2012, respectively. The increase in cost of revenues, expressed as a percentage of sales, and the corresponding decline in gross margin percentage, in fiscal 2014 compared to fiscal 2013, is due to the overall shift in revenues towards Animal Safety products, and product mix shifts within each segment. Animal Safety segment sales were 53% of overall sales in fiscal 2014, compared to 49% in fiscal 2013. The improvement in gross margins, expressed as a percentage of sales, in fiscal 2013 compared to fiscal 2012, was due to a higher proportion of Food Safety revenues to the overall total, and favorable product mix within both the Animal Safety and Food Safety segments.

Food Safety gross margins were 63%, 64% and 65% in fiscal years 2014, 2013 and 2012, respectively. The changes in margins between periods relate primarily to changes in product mix. In fiscal 2014, the mix shift was primarily the result of lower sales of mycotoxin test kits, due to crops that were largely free of the natural toxins aflatoxin and deoxynivalenol, which had contributed to strong sales of the Company’s mycotoxin test kits in fiscal 2013. The lower mycotoxin revenues in fiscal 2014 were replaced with higher revenues in other product lines, such as dehydrated culture media, which had lower gross margin percentages.

Animal Safety gross margins were 38%, 41% and 36% in fiscal years 2014, 2013 and 2012, respectively. The decrease in gross margin percentage in fiscal 2014 was due primarily to the three acquisitions completed this year, and product mix shifts within the segment during the year resulting from lower sales of small animal supplements as a market supply disruption was resolved, and lower rodenticide revenues, which carry relatively high gross margins within the segment, due to poor weather and difficult economic conditions in a number of international markets. Additionally, margins in the agrigenomics business declined in fiscal 2014 as the result of the completion of a number of larger, lower margin projects, inefficiencies caused by a spike in volume and excessive manual handling of samples. The gross margin improvement in fiscal 2013 compared to fiscal 2012 was the result of a favorable shift in product mix resulting from higher sales in several higher margin product lines, including small animal supplements, rodenticides and the Uniprim equine antibiotic.

OPERATING EXPENSES

(dollars in thousands)	2014	Increase/ (Decrease)	2013	Increase/ (Decrease)	2012
Sales and Marketing	$46,432	14%	$40,791	16%	$35,026
General and Administrative	24,449	21%	20,216	19%	17,024
Research and Development	8,326	7%	7,781	17%	6,636

Sales and marketing expenses increased by 14% in fiscal 2014 and by 16% in fiscal 2013, each compared with the prior year. As a percentage of sales, sales and marketing expense was 19%, 20% and 19% in fiscal years 2014, 2013 and 2012, respectively. The Company has continued to add personnel to increase its sales and marketing capabilities worldwide, and the largest components of increases in this expense category are salaries and commissions, which increased 11% in fiscal 2014 and 15% in fiscal 2013. Other significant increases in both fiscal years were for royalties, based on increased sales of products requiring royalty payments, advertising and distributor marketing support, and shipping expenses, both domestic and international.

General and administrative expenses increased 21% in fiscal 2014 compared to fiscal 2013 and by 19% in fiscal 2013 compared to fiscal 2012. The increases in fiscal years 2014 and 2013, respectively, are primarily due to increased salary and other personnel related expenses, higher stock option expense and increased amortization of intangible assets resulting from the Company’s recent acquisitions. The Company continues to make investments in its information technology infrastructure, and recognized a 25% increase in depreciation expense in fiscal 2014, for computers, servers and networking equipment, and additional license fees and support for the operating systems the Company deploys.

Research and development expenses increased 7% in fiscal 2014 compared to fiscal 2013 and by 17% in fiscal 2013 compared to fiscal 2012. As a percentage of revenue, these expenses were 3% in fiscal 2014, and 4% in fiscal years 2013 and 2012. The decline in expenditures, expressed as a percentage of revenue, is attributable to the recent acquisitions the Company completed, which contributed $23.7 million in revenue, with products which generally require relatively less investment in research and development. The Company continues to increase spending for research and development; such expenditures have increased $1.7 million since fiscal 2012. For those products requiring support by research and development, which are primarily Food Safety diagnostics products, the Company estimates that it spends 8-10% of revenues in its research and development efforts and expects to continue to spend 3% to 5% of total revenue on research and development annually.

OPERATING INCOME

(dollars in thousands)	2014	Increase/ (Decrease)	2013	Increase/ (Decrease)	2012
Operating Income	$43,391	7%	$40,706	21%	$33,739

The Company’s operating income increased by 7% in fiscal 2014 compared to fiscal 2013, and by 21% in fiscal 2013 compared to fiscal 2012. Expressed as a percentage of revenues, it was 18%, 20% and 18% in fiscal years 2014, 2013 and 2012, respectively. The increase of 7% in operating income was largely the result of the 19% increase in revenues; however, product mix shifts within both the Food Safety and Animal Safety segments towards lower margin products, and the lower gross margins from the three acquisitions, resulted in a 320 basis point reduction in the overall gross margin percentage, and was the primary reason operating income as a percentage of revenues declined from 20% in fiscal 2013 to 18% in fiscal 2014.

The increase in operating income in fiscal 2013 overall and expressed at a percentage of revenue, was driven by the 13% increase in revenues, which when combined with improved gross margins compared to fiscal 2012, more than offset increased operating expenses for that year.

Historically, the Company has been successful in improving its operating income from revenue and gross margin growth from existing products and acquisitions, while controlling manufacturing, distribution and administrative costs. During fiscal 2014, the Company continued to control its overall operating expenses and grew its operating income; however, gross margin compression adversely impacted the rate of that growth to below the rate of increase in revenues.

OTHER INCOME (EXPENSE)

(dollars in thousands)	2014	Increase	2013	Increase	2012
Other Income (Expense)	$(360)	(183%)	$435	335%	$100

Other Income (Expense) consists principally of royalty income, interest income from investing the Company’s excess cash balances, the impact of foreign currency transactions, adjustments to contingent considerations and other miscellaneous items.

In fiscal 2014, Other Income (Expense) consisted primarily of losses on foreign currency translations of $717,000 most of which occurred in this year’s first quarter, partially offset by $231,000 in royalty income and $115,000 in interest income.

In fiscal 2013, Other Income primarily consisted of royalty income totaling $364,000, interest income of $144,000, and $100,000 for the reversal of the contingent consideration obligation relating to the Igenity acquisition, due to lower than projected sales for the first year. This was offset by $113,000 of contingent consideration expense for the final year relating to the GeneSeek acquisition and losses on foreign currency transactions totaling $166,000.

In fiscal 2012, Other Income primarily consisted of royalty income totaling $329,000, interest income of $107,000, and $154,000 for the reversal of the contingent consideration obligation relating to the GeneSeek acquisition, due to lower than projected profitability for the year, offset by losses on foreign currency transactions totaling $531,000.

PROVISION FOR INCOME TAXES

(dollars in thousands)	2014	Increase/ (Decrease)	2013	Increase/ (Decrease)	2012
Provision for Income Taxes	$15,000	6%	$14,100	23%	$11,450

The tax provision was 35% of pretax income in fiscal 2014, 34% in fiscal 2013 and 34% in fiscal 2012. Fluctuations in the tax rate from the 35% statutory corporate rate is primarily due to tax credits related to manufacturing and R&D activities partially offset by the provision for state taxes. The effective tax rate increased slightly in fiscal 2014, due to the expiration of the credit for R & D activities as of December 31, 2013. The effective rate for fiscal 2013 was 34.3% compared to 33.7% in fiscal 2012. The fiscal 2012 rate was affected by a favorable adjustment of $550,000 due to the conclusion of an Internal Revenue Service audit through the Company’s 2010 fiscal year, which resulted in no additional taxes owing. The favorable adjustment to income tax expense resulted in an effective tax rate of 33.7% for fiscal 2012. Absent the adjustment, the Company’s fiscal 2012 tax rate would have been 35.5% compared to 34.9% in fiscal 2014 and 34.3% in fiscal 2013.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2014	Increase	2013	Increase	2012
Net Income Attributable to Neogen	$28,158	4%	$27,190	21%	$22,513
Net Income Per Share-Basic	$0.77		$0.76		$0.64
Net Income Per Share-Diluted	$0.76		$0.75		$0.62

Net income increased by 4% in fiscal 2014 and increased by 21% in fiscal 2013 in comparison with the prior year. As a percentage of revenue, net income was 11% in fiscal 2014, 13% in fiscal 2013 and 12% in fiscal 2012.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2014, the Company had $40.7 million in cash and cash equivalents, $35.8 million in marketable securities, and working capital of $163.8 million. The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12.0 million which was amended in May 2014 to extend the expiration to September 1, 2017. There were no advances against this line of credit during fiscal years 2014, 2013 and 2012, and no balance outstanding at May 31, 2014 and 2013. For the year ended May 31, 2014, cash generated from operating activities was $21.7 million; proceeds from stock option activity provided an additional $14.9 million of cash. For the same period, additions to property and equipment and business acquisitions used cash of $11.5 million and $39.3 million, respectively.

Accounts receivable at May 31, 2014 increased $13.2 million, or 34%, compared to May 31, 2013, primarily due to the increase in revenues. Days sales outstanding, a measurement of the time it takes to collect receivables, increased from 57 days at May 31, 2013 to 64 days at May 31, 2014; the increase is due primarily to slower collections on international balances, and, to a lesser extent, the timing of revenues generated in the last two months of each fiscal year. These accounts are being actively managed and no losses thereon in excess of amounts reserved are currently expected.

Inventory levels increased by $12.9 million or 34%, in fiscal 2014 compared to May 31, 2013. Approximately $8.7 million of the increase resulted from the three acquisitions the Company completed in fiscal 2014. The Company has instituted procedures to rationalize redundant product lines resulting from the acquisitions and has renewed focus on programs aimed at minimizing inventory levels and improving inventory turnover.

Neogen has been profitable from operations for its last 85 quarters and has generated positive cash flow from operations during this period. However, the Company’s cash on hand and current borrowing availability may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its potential plans to acquire additional businesses, technology and products that fit within the Company’s strategic plan. Accordingly, the Company may be required to or may choose to issue equity securities or enter into other financing arrangements for a portion of the Company’s future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that have not had, and, in the opinion of management, are not expected to have, a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$0	$0	$0	$0	$0
Operating Leases	1,093	470	528	95	0
Unconditional Purchase Obligations	44,282	44,282	0	0	0

	$45,375	$44,752	$528	$95	$0

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at May 31, 2014) and short-term investments.

Because Neogen markets and sells its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce the demand for its products. Sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. Dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. Dollar, the British Pound and the Euro, and to a lesser extent, the Mexican Peso and the Brazilian Real. When the U.S. Dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. Dollar strengthens, the opposite situation occurs.

Neogen has assets, liabilities and operations outside of the United States that are located primarily in Ayr, Scotland where the functional currency is the British Pound Sterling. It also has assets, liabilities and operations in Mexico where the functional currency is the Mexican Peso, in Brazil where the functional currency is the Real and in China where the functional currency is the Renminbi.

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

There were no disagreements or reportable events with BDO USA, LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2014. Based on and as of the time of such evaluation, the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2014, based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2014. The effectiveness of internal control over financial reporting as of May 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Neogen Corporation

Lansing, Michigan

We have audited Neogen Corporation and Subsidiaries’ internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neogen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Neogen Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Neogen Corporation and Subsidiaries as of May 31, 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended May 31, 2014 and our report dated July 30, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

July 30, 2014

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 proxy statement is incorporated herein by reference.

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

Name	Position with the Company	Year Joined the Company
Edward L. Bradley	Vice President, Food Safety	1995
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Jason W. Lilly, Ph.D., MBA	Vice President, Corporate Development	2005
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
Jennifer A. Rice, D.V.M, Ph.D.	Vice President & Senior Research Director	2008
Stephen K. Snyder (1)	President & Chief Operating Officer	2013

(1)	Mr. Snyder resigned from the Company, effective July 31, 2014.

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Edward L. Bradley, age 54, joined the Company in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was made a Vice President of Neogen. In June 2006, Mr. Bradley was named Vice President Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

James L. Herbert, age 74, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. He previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 57, joined Neogen in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, shipping and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to joining Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Jason W. Lilly, age 40, joined the Company in June 2005 as Market Development Manager for Food Safety. In June 2009, he began to work in the Corporate Development group. He was named Vice President of Corporate Development in December 2011. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation. Dr. Lilly holds his Ph.D. in Plant Breeding and Plant Genetics from the University of Wisconsin-Madison, and an MBA in Integrative Management from Michigan State University. Dr. Lilly’s technical knowledge and business acumen provides the Company with a strong combination of merger and acquisition skills.

Terri A. Morrical, age 49, joined Neogen on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She has directed most aspects of the Company’s Animal Safety operations since she joined Neogen and currently serves as Vice President in charge of all of the Company’s Animal Safety operations. From 1986 to 1991, she was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 58, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of GENE-TRAK Systems. He served in various technical and managerial positions at GENE-TRAK Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Steven J. Quinlan, age 51, joined Neogen in January 2011 as Vice President and Chief Financial Officer. Mr. Quinlan came to the Company following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was Corporate Controller at Detrex from 1998-2001, and was Divisional Controller for a number of Detrex operating businesses from 1992-1997. Prior to joining Detrex, Mr. Quinlan was employed by Ford Motor Company from 1989 through 1991 as a Cost Analyst. He was associated with the public accounting firm of Price Waterhouse from 1985-1989.

Dr. Jennifer A. Rice, age 53, joined the Company in February 2009 as Senior Scientific Officer. In October 2010, she was named Vice President and Senior Research Director and has responsibility to manage and lead Neogen’s R&D portfolio. Prior to joining Neogen, Dr. Rice served as Animal Health Global Product Development Leader at Dow AgroSciences. From 1996 to 2004, she held Research Director Positions at Biocor Animal Health (2001-2004) and Merial Animal Health (1996-2001). Dr. Rice’s strong background in leading large global Research and Development teams brings a key management skill to Neogen.

Stephen K. Snyder, age 50, joined the Company in June 2013 as President and Chief Operating Officer. He is responsible for all Company operations except research, Neogen Europe, GeneSeek and corporate development. Prior to joining Neogen, Mr. Snyder served in various commercial, sales and marketing leadership positions in nutrition-oriented food ingredients, high-intensity sweeteners and industrial products with privately-held Cargill based in Minneapolis, Minnesota, from 2001 to 2013. Prior to Cargill, Mr. Snyder was vice president of commercial development involved in the startup of Senomyx, in San Diego, California from 1999 to 2000. He served in a range of commercial and strategic planning roles in specialty chemicals and food ingredients at various locations with St. Louis, Missouri-based Monsanto from 1986 to 1999. Mr. Snyder resigned from Neogen, effective July 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2014.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Neogen’s proxy statement to be filed within 120 days of May 31, 2014.

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

Dated: July 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer, (Principal Executive Officer)	July 30, 2014

/s/ Stephen K. Snyder Stephen K. Snyder	President & Chief Operating Officer	July 30, 2014

/s/ Steven J. Quinlan Steven J. Quinlan	Vice President & Chief Financial Officer (Principal Accounting Officer)	July 30, 2014

* William T. Boehm	Director

* A. Charles Fischer	Director

* Richard T. Crowder	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter, Ph.D.	Director

*By:	/s/ James L. Herbert
	James L. Herbert, Attorney-in-fact	July 30, 2014

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2014

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation, as restated (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2011).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.1	Neogen Corporation 1997 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.2	Neogen Corporation 2007 Stock Option Plan as amended and restated (incorporated by reference to Exhibit A to the Registrant’s 2011 Proxy Statement August 31, 2011 filed September 1, 2011).

10.3	Line of Credit Note (Facility A) dated May 30, 2014 between Registrant and JPMorgan Chase N.A.

10.4	Fourth Amendment to Credit Agreement dated May 30, 2014 between Registrant and JPMorgan Chase N.A.

10.5	Stock Purchase agreement among Neogen Corporation, GeneSeek, Inc. and the Shareholders of GeneSeek dated March 31, 2010 (incorporated by reference to the Registrant’s Form 10-K filed August 16, 2010).

21.0	Listing of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP.

23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.1	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2014

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 31, 2014 and 2013

Consolidated Statements of Income—Years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income—Years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Equity— Years ended May 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows— Years ended May 31, 2014, 2013 and 2012

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Neogen Corporation

Lansing, Michigan

We have audited the accompanying consolidated balance sheet of Neogen Corporation and Subsidiaries (the Company) as of May 31, 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation at May 31, 2014, and the results of its operations and its cash flows for the year ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neogen Corporation and Subsidiaries’ internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 30, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

July 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated balance sheets of Neogen Corporation and Subsidiaries (the Company) as of May 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years ended May 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neogen Corporation and Subsidiaries at May 31, 2013, and the consolidated results of their operations and their cash flows for each of the years ended May 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Detroit Michigan

July 30, 2013

except for the effect of the stock split described in Note 1, as to which the date is

July 30, 2014

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Assets

(in thousands)

	May 31
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$40,675	$50,032
Marketable securities	35,821	35,337
Accounts receivable, less allowance of $1,200 and $900 at May 31, 2014 and 2013	51,901	38,737
Inventories	51,178	38,315
Deferred income taxes	1,710	1,462
Prepaid expenses and other current assets	7,461	4,564

Total Current Assets	188,746	168,447

Property and Equipment
Land and improvements	1,875	1,669
Buildings and improvements	26,456	22,779
Machinery and equipment	40,333	33,060
Furniture and fixtures	2,282	1,021
Construction in progress	1,659	1,561

	72,605	60,090
Less accumulated depreciation	30,656	25,745

Net Property and Equipment	41,949	34,345

Other Assets
Goodwill	68,190	59,491
Other non-amortizable intangible assets	9,682	6,660
Amortizable customer based intangible assets, net of accumulated amortization of $11,915 and $9,446 at May 31, 2014 and 2013	25,230	12,345
Other non-current assets, net of accumulated amortization of $5,494 and $4,222 at May 31, 2014 and 2013	11,504	9,270

Total Other Assets	114,606	87,766

	$345,301	$290,558

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Liabilities and Equity

(in thousands, except share and per share)

	May 31
	2014	2013
Liabilities and Equity

Current Liabilities
Accounts payable	$13,396	$9,212
Accruals
Compensation and benefits	4,357	3,227
Federal income taxes	0	165
Other	7,214	5,115

Total Current Liabilities	24,967	17,719

Deferred Income Taxes	12,155	12,449
Other Long-Term Liabilities	1,879	2,103

Total Liabilities	39,001	32,271

Commitments and Contingencies (note 7)

Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	0	0
Common stock, $0.16 par value - shares authorized 60,000,000; 36,732,313 and 36,084,021 shares issued and outstanding at May 31, 2014 and 2013	5,877	5,773
Additional paid-in capital	118,070	99,935
Accumulated other comprehensive income (loss)	371	(1,372)
Retained earnings	182,043	153,885

Total Neogen Corporation and Subsidiaries
Stockholders’ Equity	306,361	258,221

Noncontrolling interest	(61)	66

Total Equity	306,300	258,287

	$345,301	$290,558

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share)

	Year Ended May 31
	2014	2013	2012
Revenues
Product revenues	$219,734	$184,134	$164,910
Service revenues	27,671	23,394	19,136

Total Revenues	247,405	207,528	184,046

Cost of Revenues
Cost of product revenues	107,167	84,045	78,823
Cost of service revenues	17,640	13,989	12,798

Total Cost of Revenues	124,807	98,034	91,621

Gross Margin	122,598	109,494	92,425

Operating Expenses
Sales and marketing	46,432	40,791	35,026
General and administrative	24,449	20,216	17,024
Research and development	8,326	7,781	6,636

	79,207	68,788	58,686

Operating Income	43,391	40,706	33,739

Other Income (Expense)
Interest income	115	144	107
Royalty income	231	364	329
Change in purchase consideration	38	(14)	154
Other, net	(744)	(59)	(490)

	(360)	435	100

Income Before Income Taxes	43,031	41,141	33,839
Provision for Income Taxes	15,000	14,100	11,450

Net Income	28,031	27,041	22,389
Net Loss Attributable to Noncontrolling Interest	127	149	124

Net Income Attributable to Neogen	$28,158	$27,190	$22,513

Net Income Attributable to Neogen Per Share
Basic	$0.77	$0.76	$0.64

Diluted	$0.76	$0.75	$0.62

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share)

	Year Ended May 31
	2014	2013	2012

Net Income	$28,031	$27,041	$22,389
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	1,743	(145)	(833)

Other Comprehensive Income (Loss)	1,743	(145)	(833)

Comprehensive Income	29,774	26,896	21,556

Comprehensive Loss Attributable to Noncontrolling Interest	127	149	124

Comprehensive Income Attributable to Neogen Corporation	$29,901	$27,045	$21,680

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, May 31, 2011	34,935,905	$5,589	$79,386	$(394)	$104,182	$339	$189,102
Exercise of options and warrants, including share based compensation and $1,829 income tax benefit	472,520	76	7,811				7,887
Issuance of shares under Employee Stock Purchase Plan	21,216	3	506				509
Net income (loss) for 2012					22,513	(124)	22,389
Other comprehensive loss				(833)			(833)

Balance, May 31, 2012	35,429,641	5,668	87,703	(1,227)	126,695	215	219,054

Exercise of options and warrants, including share based compensation and $3,113 income tax benefit	631,992	101	11,700				11,801
Issuance of shares under Employee Stock Purchase Plan	22,388	4	532				536
Net income (loss) for 2013					27,190	(149)	27,041
Other comprehensive loss				(145)			(145)

Balance, May 31, 2013	36,084,021	5,773	99,935	(1,372)	153,885	66	258,287

Exercise of options and warrants, including share based compensation and $4,757 income tax benefit	629,826	101	17,522				17,623
Issuance of shares under Employee Stock Purchase Plan	18,466	3	613				616
Net income (loss) for 2014					28,158	(127)	28,031
Other comprehensive income				1,743			1,743

Balance, May 31, 2014	36,732,313	$5,877	$118,070	$371	$182,043	$(61)	$306,300

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended May 31
	2014	2013	2012
Net income	$28,031	$27,041	$22,389
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,180	7,411	6,173
Deferred income taxes	(542)	287	1,340
Share based compensation	3,686	3,064	2,455
Excess income tax benefit from the exercise of stock options	(4,757)	(3,113)	(1,829)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(10,602)	(2,674)	(7,204)
Inventories	(3,529)	(2,082)	(3,093)
Prepaid expenses and other current assets	(2,654)	(1,505)	1,497
Accounts payable	1,970	(1,417)	2,330
Accruals and other changes	885	(451)	(1,781)

Net Cash From Operating Activities	21,668	26,561	22,277

Cash Flows Used In Investing Activities
Purchases of property, equipment and other noncurrent assets	(11,543)	(8,897)	(12,413)
Proceeds from the sale of marketable securities	91,207	67,039	72,270
Purchases of marketable securities	(91,691)	(82,776)	(71,631)
Business acquisitions, net of cash acquired	(39,265)	(13,318)	(4,011)

Net Cash Used In Investing Activities	(51,292)	(37,952)	(15,785)
Cash Flows From Financing Activities
Exercise of stock options	14,851	9,533	5,797
Excess income tax benefit from the exercise of stock options	4,757	3,113	1,829
Decrease in other long-term liabilities	0	(155)	(750)

Net Cash From Financing Activities	19,608	12,491	6,876
Effect of Exchange Rate on Cash	659	(113)	(167)

Net Increase (Decrease) In Cash and Cash Equivalents	(9,357)	987	13,201
Cash And Cash Equivalents At Beginning of Year	50,032	49,045	35,844

Cash And Cash Equivalents At End of Year	$40,675	$50,032	$49,045

Supplementary Cash Flow Information
Income taxes paid, net of refunds	$9,956	$8,986	$6,445

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and markets a diverse line of products and services dedicated to food and animal safety.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V. and Neogen do Brasil, which are both 90% owned as of May 31, 2014. The Company made an additional capital contribution on December 31, 2013 which increased its ownership interest in Neogen Latinoamerica from 60% to 90%. Noncontrolling interest represents the noncontrolling owner’s proportionate share in the equity of the Company’s majority owned subsidiaries. The noncontrolling owner’s proportionate share in the income or losses of the Company’s majority owned subsidiaries is subtracted from or added to, net income to calculate the net income attributable to Neogen Corporation.

All intercompany accounts and transactions have been eliminated in consolidation.

Share and per share amounts reflect the October 30, 2013 3-for-2 stock split as if it took place at the beginning of the periods presented.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off to the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at May 31, 2014. The activity in the allowance for doubtful accounts was as follows:

	Year ended May 31
(In Thousands)	2014	2013	2012
Beginning Balance	$900	$800	$800
Provision	367	193	91
Recoveries	8	24	12
Write-offs	(75)	(117)	(103)

Ending Balance	$1,200	$900	$800

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents were $40,675,000 and $50,032,000 at May 31, 2014 and 2013, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and meet the Level 1 criteria.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of short-term domestic certificates of deposit of $17,576,000 and commercial paper rated at least A-2/P-2 with maturities between 91 days and one year of $18,245,000. Outstanding marketable securities at May 31, 2014 were $35,821,000; there were $35,337,000 marketable securities outstanding at May 31, 2013. These securities are classified as available for sale. The primary objective of the Company’s short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value (that approximate cost) based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within Other Income on the income statement.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31
(In thousands)	2014	2013
Raw materials	$21,515	$16,587
Work-in-process	3,681	3,583
Finished and purchased finished goods	25,982	18,145

	$51,178	$38,315

The Company’s inventories are analyzed for slow moving and obsolete items no less frequently than quarterly and the valuation allowance is adjusted as required. The valuation allowance for inventory was $1,425,000 and $1,250,000 at May 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements and three to ten years for furniture, fixtures, machinery and equipment. Depreciation expense was $5,383,000, $4,417,000 and $3,646,000 in fiscal years 2014, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over five to 20 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the Company’s qualitative assessment concludes that it is more likely than not that an impairment exists, or the Company skips the qualitative assessment, then the Company performs a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations. The remaining weighted-average amortization period for customer-based intangibles and other intangibles are both 12 years, respectively, at May 31, 2014 and May 31, 2013.

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

Reclassifications

Certain amounts in the fiscal 2013 and 2012 financial statements have been reclassified to conform to the fiscal 2014 presentation.

Stock Options

At May 31, 2014, the Company had stock option plans which are described more fully in Note 5.

The weighted-average fair value per share of stock options granted during fiscal years 2014, 2013 and 2012, estimated on the date of grant using the Black-Scholes option pricing model, was $9.87, $9.21 and $6.94, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2014	2013	2012
Risk-free interest rate	0.8%	1.2%	1.2%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	33.1%	39.2%	36.4%
Expected option life	4.0 years	4.0 years	4.0 years

The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. The Company recognizes the fair value of stock options using the accelerated method over their requisite service periods which the Company has determined to be the vesting periods.

Revenue Recognition

Revenue from products and services is recognized when the product has been shipped or the service has been performed, the sales price is fixed and determinable, and collection of any resulting receivable is probable. To the extent customer payment is received before all recognition criteria has been met, these revenues are initially deferred and later recognized in the period that all recognition criteria has been met. Where right of return exists, allowances are made at the time of sale to reflect expected returns based on historical experience.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by the Company are recorded in sales and marketing expense; these expenses totaled $7,472,000, $6,856,000 and $5,940,000 in fiscal years 2014, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and for tax credit carry forwards and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred income tax assets and liabilities during the year.

The Company’s foreign subsidiaries are comprised of Neogen Europe (wholly-owned subsidiary), Neogen Latinoamerica (90% owned subsidiary), Neogen do Brasil (90% owned subsidiary) and Neogen China (wholly-owned subsidiary). Based on historical experience, as well as the Company’s future plans, earnings from these subsidiaries are expected to be re-invested indefinitely for future expansion and working capital needs. Furthermore, the Company’s domestic operations have historically produced sufficient operating cash flow to mitigate the need to remit foreign earnings. On an annual basis, the Company evaluates the current business environment and whether any new events or other external changes might require a re-evaluation of the decision to indefinitely re-invest foreign earnings. At May 31, 2014, unremitted earnings of the foreign subsidiaries were $18,262,000.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,344,000, $1,055,000 and $1,001,000 in fiscal years 2014, 2013 and 2012, respectively.

Net Income Attributable to Neogen per Share

Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding. The Company’s dilutive potential common shares outstanding during the years result entirely from dilutive stock options. The following table presents the net income per share calculations:

	Year ended May 31
(in thousands, except per share)	2014	2013	2012
Numerator for basic and diluted net income per share - Net income attributable to Neogen	$28,158	$27,190	$22,513

Denominator - Denominator for basic net income per share weighted average shares	36,511	35,768	35,199
Effect of dilutive stock options	756	723	830

Denominator for diluted net income per share	37,267	36,491	36,029
Net income attributable to Neogen per share
Basic	$0.77	$0.76	$0.64
Diluted	$0.76	$0.75	$0.62

At May 31, 2014, 2013 and 2012, 48,716, 88,912 and 78,450 shares, respectively, were excluded from the computations of diluted net income per share, as the option exercise prices exceeded the average market price of the common shares.

On October 30, 2013, the Company paid a 3-for-2 stock split effected in the form of a dividend of its common stock. All share and per share amounts, with the exception of par value per share, have been adjusted to reflect the stock split as if it had taken place at the beginning of the period presented. The common stock and additional paid-in-capital accounts at May 31, 2013 and 2012 reflect the retroactive capitalization of the 3-for-2 stock split.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) further amended ASC 220, Comprehensive Income, with ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (amended ASC 220), which was designed to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to present the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines of net income. The impact of adopting amended ASC 220 did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

2.	Goodwill and Other Intangible Assets

Management has completed the annual impairment analysis of goodwill and intangible assets with indefinite lives using a quantitative assessment as of the first day of the fourth quarter of fiscal years 2014, 2013 and 2012, respectively, and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by reportable segment:

(In thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2012	$16,696	$36,356	$53,052
Goodwill acquired	0	6,439	6,439

Balance, May 31, 2013	$16,696	$42,795	$59,491
Goodwill acquired	0	8,699	8,699

Balance, May 31, 2014	$16,696	$51,494	$68,190

At May 31, 2014, non-amortizable intangible assets included licenses of $569,000, trademarks of $7,889,000 and other intangibles of $1,224,000. At May 31, 2013, non-amortizable intangible assets included licenses of $569,000, trademarks of $4,867,000 and other intangibles of $1,224,000.

Amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

(In thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$6,701	$1,873	$4,828
Covenants not to compete	474	256	218
Patents	5,990	2,746	3,244
Customer relationship intangibles	37,145	11,915	25,230
Other product and service related intangibles	3,833	619	3,214

Balance, May 31, 2014	$54,143	$17,409	$36,734

Licenses	$4,165	$1,409	$2,756
Covenants not to compete	334	186	148
Patents	5,184	2,363	2,821
Customer relationship intangibles	21,791	9,446	12,345
Other product and service-related intangibles	3,809	264	3,545

Balance, May 31, 2013	$35,283	$13,668	$21,615

Amortization expense for intangibles totaled $3,797,000, $2,994,000 and $2,527,000 in fiscal years 2014, 2013, and 2012, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows: $4,158,000 in 2015, $3,916,000 in 2016, $3,770,000 in 2017, $3,552,000 in 2018 and $2,955,000 in 2019. The amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 20 years for patents, and 12 to 20 years for customer relationship intangibles. All definite lived intangibles are amortized on a straight line basis with the exception of definite lived customer relationship intangibles and product and service-related intangibles which are amortized on an accelerated basis.

3.	Business Combinations

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the purchase method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

On June 21, 2011, the Company acquired the assets of VeroMara seafood testing laboratory for approximately $813,000 in cash and a potential contingent consideration payment of approximately $200,000 from its parent company, GlycoMar Ltd. Formerly based in Oban, Scotland, VeroMara offered commercial testing for the shellfish and salmon aquaculture industries, including tests for shellfish toxins, general foodborne pathogens, including E. coli, noroviruses, and salmon husbandry. The acquisition has been integrated into the Company’s Food Safety segment at its Ayr, Scotland location.

On May 1, 2012, the Company purchased the assets of the Igenity animal genomics business from Merial Limited. Consideration for the purchase was $3,200,000 in cash and included allocations of net current assets of $110,000, property and equipment of $340,000, $600,000 accrued for contingent consideration, intangible assets of $2,036,000 and the remainder to goodwill (deductible for tax purposes). During 2012, the Company paid $500,000 for data sets included in the contingent consideration. The allocation was generally based on the fair value of these assets determined using the income approach. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. In the past, GeneSeek Inc. (acquired by the Company in 2010) conducted the genetic testing of samples for Igenity, and Igenity used the information with its extensive bioinformatics system to identify the animal’s positive or negative traits. The Igenity business was moved to GeneSeek’s operations in Lincoln, Nebraska, and operates as part of Neogen’s GeneSeek subsidiary, within the Animal Safety segment. In May 2013, the Company reversed the remaining $100,000 of the contingent consideration accrual to Other Income, as the business did not attain the revenue level stipulated for that year.

On October 1, 2012, the Company acquired all of the stock of Macleod Pharmaceuticals Inc., of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for contingent consideration. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $353,000, inventory of $1,238,000, property and equipment of $300,000, current liabilities of $82,000, deferred tax liabilities of $2,054,000, contingent consideration payment liabilities of $100,000, intangible assets of $5,542,000 and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. Macleod operates as a subsidiary of Neogen Corporation, reporting within the Animal Safety segment. In October 2013, the Company paid $62,000 for contingent consideration; the remaining $38,000 of the accrual was reversed to Other Income.

On January 2, 2013, the Company acquired the assets of Scidera Genomics LLC, an animal genomics business based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performs parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The final purchase price allocation included current assets of $35,000, property and equipment of $246,000, intangible assets of $1,570,000 and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business was relocated to the Company’s GeneSeek operation in Lincoln, Nebraska in 2013, and reports within the Animal Safety segment.

On July 1, 2013, the Company acquired the assets of SyrVet Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with a strong presence in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and up to $1,500,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The Company has estimated the contingent consideration liability to be $930,000, based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $747,000, net inventory of $2,195,000, property and equipment of $556,000, current liabilities of $226,000, contingent consideration liabilities of $930,000, non-amortizable trademarks of $790,000, intangible assets of $4,810,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lexington, Kentucky and integrated with the Company’s current operations there, reporting within the Animal Safety segment.

On November 1, 2013, the Company acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of contingent consideration, due at the end of the first year, based on an excess net sales formula. The Company has estimated the contingent consideration liability to be $146,000 based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $963,000, net inventory of $2,796,000, property and equipment of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, contingent consideration liabilities of $146,000, non-amortizable trademarks of $1,500,000, intangible assets of $4,400,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment.

On January 2, 2014, the Company acquired all of the stock of Chem-Tech Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and up to $1,000,000 of a contingent consideration liability, due at the end of the first year, based on an excess sales formula. The Company has estimated the contingent consideration liability to be $400,000, based on forecasted sales. The preliminary purchase price allocation included accounts receivable of $380,000, net inventory of $4,096,000, prepaid assets of $225,000, property and equipment of $682,000, current liabilities of $184,000, contingent consideration liabilities of $400,000, non-amortizable trademarks of $662,000, intangible assets of $7,536,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment.

4.	Long-Term Debt

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of up to $12,000,000 which was amended on May 30, 2014, to extend the maturity from September 1, 2014 to September 1, 2017. There were no advances against this line of credit during fiscal years 2014, 2013 and 2012, and no balance outstanding at May 31, 2014 and 2013. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.15% at May 31, 2014). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at May 31, 2014 and May 31, 2013.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 805,000, 1,227,000 and 1,662,000 at May 31, 2014, 2013 and 2012, respectively. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years.

(Share in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2011 (764 exercisable)	2,361	$11.85	$3.81
Granted	474	23.06	6.94
Exercised	(480)	8.29	2.93
Forfeited	(41)	11.08	3.59

Outstanding at May 31, 2012 (863 exercisable)	2,314	14.89	4.63
Granted	459	28.67	9.21
Exercised	(657)	10.61	3.43
Forfeited	(24)	19.67	6.07

Outstanding at May 31, 2013 (749 exercisable)	2,092	19.21	6.00
Granted	512	36.44	9.87
Exercised	(643)	13.69	4.28
Forfeited	(92)	22.08	6.65

Outstanding at May 31, 2014 (577 exercisable)	1,869	25.69	7.62

The following is a summary of stock options outstanding at May 31, 2014:

(Options in thousands)
	Options Outstanding			Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.45 - $ 16.12	286	1.8	$11.70	201	$11.14
16.13 - 22.91	288	2.5	19.32	152	19.57
22.92 - 28.26	353	2.8	23.17	134	23.28
28.27 - 32.37	439	4.0	28.67	90	28.67
32.38 - 41.65	503	4.9	36.44	—	—

	1,869	3.4	25.69	577	18.91

The weighted average exercise price of shares that were exercisable at May 31, 2014 and 2013 was $18.91 and $14.21, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $22,751,000 and $10,984,000, respectively, at May 31, 2014, $35,778,000 and $16,557,000 respectively, at May 31, 2013 and $25,617,000 and $12,855,000 respectively, at May 31, 2012. The aggregate intrinsic value of options exercised during the year was $17,669,000 in fiscal 2014, $12,519,000 in fiscal 2013 and $8,226,000 in fiscal 2012. Remaining compensation cost to be expensed in future periods for non-vested options was $4,096,000 at May 31, 2013, with a weighted average expense recognition period of 3.2 years.

Common stock totaling 65,309 of the 337,500 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. An additional 375,000 shares are also reserved for issuance under the terms of the 2011 Employee Stock Purchase Plan. The plan gives eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees were 18,466, 22,388 and 21,216 in fiscal years 2014, 2013 and 2012, respectively.

6.	Income Taxes

Income before income taxes by source consists of the following amounts:

	Year ended May 31
(In thousands)	2014	2013	2012
U.S.	$37,568	$37,407	$31,775
Foreign	5,463	3,734	2,064

	$43,031	$41,141	$33,839

The provision for income taxes consisted of the following:

	Year ended May 31
(In thousands)	2014	2013	2012
Current:
U.S. Taxes	$14,442	$12,959	$9,520
Foreign	1,100	854	587
Deferred	(542)	287	1,343

	$15,000	$14,100	$11,450

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(In thousands)	2014	2013	2012
Tax at U.S. statutory rates	$15,061	$14,400	$11,900
Tax credits and other	(574)	(980)	(755)
Provisions for state income taxes, net of federal benefit	513	680	305

	$15,000	$14,100	$11,450

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31
(In thousands)	2014	2013
Deferred income tax liabilities
Indefinite and long-lived assets	$(13,759)	$(13,953)
Prepaids	(358)	(333)

	(14,117)	(14,286)
Deferred income tax assets
Inventories and accounts receivable	1,471	1,228
Accrued liabilities and other	2,201	2,071

	3,672	3,299

Net deferred income tax liabilities	$(10,445)	$(10,987)

At the end of fiscal 2011, the Company was under audit by the Internal Revenue Service for its fiscal 2009 year; in fiscal 2012 this audit was expanded to include the fiscal 2010 year as well. The audit concluded in late fiscal 2012 with a slight favorable adjustment; thus, amounts totaling $550,000 which had been reserved as uncertain tax positions were reversed in the fourth quarter of fiscal 2012, resulting in an effective tax rate of 33.7% for the year. Absent this adjustment, the Company’s fiscal 2012 tax rate would have been 35.5%, compared to 34.3% in fiscal 2013 and 34.9% in fiscal 2014.

The Company has no significant accrual for unrecognized tax benefits at May 31, 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2011.

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently paying annual costs of remediation which have ranged from $47,000 to $79,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at May 31, 2014 and 2013, measured on an undiscounted basis over an estimated period of 15 years; $50,000 of the liability is recorded within current liabilities and the remainder is recorded within other long term liabilities in the consolidated balance sheet.

The Company has agreements with unrelated third parties that provide for the payment of license fees and royalties on the sale of certain products. Royalty expense under the terms of these agreements was $2,278,000, $1,837,000 and $1,371,000 for fiscal years 2014, 2013 and 2012, respectively.

The Company has agreements with unrelated third parties that provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies, as follows: 2015—$658,000, 2016—$700,000, 2017—$669,000, and 2018—$769,000.

The Company leases office and manufacturing facilities under noncancelable operating leases. Rent expense for fiscal years 2014, 2013 and 2012 was $856,000, $657,000 and $495,000, respectively. Future fiscal year minimum rental payments for these leases over their remaining terms are as follows: 2015—$470,000, 2016—$324,000, 2017—$130,000, 2018—$74,000 and 2019 and later—$96,000.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer compensation up to IRS limits, with the Company matching 100% of the first 3% of deferred compensation and 50% of the next 2% deferred. The Company’s expense under this plan was $954,000, $863,000 and $760,000 in fiscal years 2014, 2013 and 2012, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genetic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants, and insecticides to assist in control of rodents, insects and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of each of the segments are the same as those described in Note 1.

Segment information is as follows:

(In thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Fiscal 2014
Product revenues to external customers	$111,545	$108,189	$0	$219,734
Service revenues to external customers	4,745	22,926	0	27,671

Total revenues to external customers	116,290	131,115	0	247,405
Operating income (loss)	28,009	18,571	(3,189)	43,391
Depreciation and amortization	4,181	4,999	0	9,180
Total assets	105,607	173,643	66,051	345,301
Expenditures for long-lived assets	5,999	5,544	0	11,543

Fiscal 2013
Product revenues to external customers	$102,971	$81,163	$0	$184,134
Service revenues to external customers	3,187	20,207	0	23,394

Total revenues to external customers	106,158	101,370	0	207,528
Operating income (loss)	27,366	15,858	(2,518)	40,706
Depreciation and amortization	3,874	3,537	0	7,411
Total assets	93,079	121,908	75,571	290,558
Expenditures for long-lived assets	6,046	2,851	0	8,897

Fiscal 2012
Product revenues to external customers	$90,460	$74,450	$0	$164,910
Service revenues to external customers	644	18,492	0	19,136

Total revenues to external customers	91,104	92,942	0	184,046
Operating income (loss)	23,932	12,039	(2,232)	33,739
Depreciation and amortization	3,500	2,673	0	6,173
Total assets	62,227	106,987	82,386	251,600
Expenditures for long-lived assets	4,633	7,780	0	12,413

(1)	Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

Revenues to customers located outside the United States amounted to $96,111,000 or 38.8% of consolidated revenues in fiscal 2014, $83,171,000 or 40.1% in fiscal 2013 and $76,672,000 or 41.7% in fiscal 2012 and were derived primarily in various countries throughout Europe, Canada, and the geographic areas of South and Central America and Asia. No customer represented revenues in excess of 10% of consolidated net sales in any of the three years. The United States based operations represent 95% of the Company’s long-lived assets as of May 31, 2014 and 95% as May 31, 2013.

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of May 31, 2014, 112,026 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal years 2014 or 2013. Shares purchased under the program were retired.

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
(In thousands, except per share)	August 2013	November 2013	February 2014	May 2014
Total revenues	$58,548	$59,599	$61,996	$67,262
Gross margin	30,364	29,491	30,705	32,038
Net income attributable to Neogen	7,839	6,207	6,575	7,537
Basic net income per share	0.22	0.17	0.18	0.20
Diluted net income per share	0.21	0.17	0.18	0.20

	Quarter Ended
(In thousands, except per share)	August 2012	November 2012	February 2013	May 2013
Total revenues	$49,729	$50,737	$51,055	$56,007
Gross margin	26,494	27,306	27,313	28,381
Net income attributable to Neogen	6,714	6,793	6,652	7,031
Basic net income per share	0.19	0.19	0.19	0.19
Diluted net income per share	0.19	0.18	0.19	0.19

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.