Form 10-Q
period 2014-08-31
NEOGEN CORP
filed 2014-09-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014.

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

As of August 31, 2014 there were 36,926,501 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	17

SIGNATURES	18

CEO Certification

CFO Certification

Section 906 Certification

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,457	$40,675
Marketable securities (at fair value, which approximates cost)	34,640	35,821
Accounts receivable, less allowance of $1,250 and $1,200	51,689	51,901
Inventories	55,087	51,178
Deferred income taxes	1,680	1,710
Prepaid expenses and other current assets	4,616	7,461

TOTAL CURRENT ASSETS	201,169	188,746
NET PROPERTY AND EQUIPMENT	42,700	41,949
OTHER ASSETS
Goodwill	68,190	68,190
Other non-amortizable intangible assets	9,682	9,682
Amortizable customer-based intangibles, net of accumulated amortization of $12,593 and $11,915 at August 31 and May 31, 2014	24,538	25,230
Other non-current assets, net of accumulated amortization of $5,467 and $5,494 at August 31 and May 31, 2014	11,383	11,504

	113,793	114,606

TOTAL ASSETS	$357,662	$345,301

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$13,002	$13,396
Accrued compensation	4,103	4,357
Income taxes	1,443	0
Other accruals	5,927	7,214

TOTAL CURRENT LIABILITIES	24,475	24,967
DEFERRED INCOME TAXES	12,290	12,155
OTHER LONG-TERM LIABILITIES	2,032	1,879

	14,322	14,034

TOTAL LIABILITIES	38,797	39,001
COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding		0
Common stock, $0.16 par value, 60,000,000 shares authorized, 36,926,501 and 36,732,313 shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively.	5,908	5,877
Additional paid-in capital	121,914	118,070
Accumulated other comprehensive income (loss)	152	371
Retained earnings	190,926	182,043

TOTAL NEOGEN CORPORATION AND SUBSIDIARIES STOCKHOLDER’S EQUITY	318,900	306,361
Noncontrolling interest	(35)	(61)

TOTAL EQUITY	318,865	306,300

TOTAL LIABILITIES AND EQUITY	$357,662	$345,301

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended August 31,
	2014	2013
REVENUES
Product revenues	$59,255	$51,346
Service revenues	8,344	7,202

Total Revenues	67,599	58,548
COST OF REVENUES
Cost of product revenues	28,280	23,510
Cost of service revenues	5,243	4,674

Total Cost of Revenues	33,523	28,184

GROSS MARGIN	34,076	30,364
OPERATING EXPENSES
Sales and marketing	12,220	10,324
General and administrative	6,013	5,536
Research and development	2,404	2,086

	20,637	17,946

OPERATING INCOME	13,439	12,418
OTHER INCOME (EXPENSE)
Interest income	45	31
Change in purchase consideration	241	0
Other income (expense)	(16)	(552)

	270	(521)
INCOME BEFORE INCOME TAXES	13,709	11,897
PROVISION FOR INCOME TAXES	4,800	4,200

NET INCOME	8,909	7,697
NET LOSS/(INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(26)	142

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$8,883	$7,839

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.24	$0.22

Diluted	$0.24	$0.21

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended August 31,
	2014	2013
Net Income	$8,909	$7,697
Other Comprehensive Income (Loss), Net of Tax:
Currency Translation Adjustments	(219)	330

Comprehensive Income	8,690	8,027
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(26)	142

Comprehensive Income Attributable to Neogen Corporation	$8,664	$8,169

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

			Additional	Accumulated Other		Non-
	Common Stock		Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	controlling Interest	Total
	Shares	Amount
Balance, June 1, 2014	36,732	$5,877	$118,070	$371	$182,043	($61)	$306,300
Issuance of shares of common stock under equity compensation plans, and share based compensation	186	30	3,521				3,551
Issuance of shares under employee stock purchase plan	9	1	323				324
Comprehensive income:
Net income (loss) for the three months ended August 31, 2014					8,883	26	8,909
Other comprehensive loss				(219)			($219)

Balance, August 31, 2014	36,927	$5,908	$121,914	$152	$190,926	($35)	$318,865

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,909	$7,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,515	2,029
Share based compensation	907	789
Excess income tax benefit from the exercise of stock options	(865)	(1,585)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	155	(4,069)
Inventories	(3,933)	(3,207)
Prepaid expenses and other current assets	2,843	(96)
Accounts payable, accruals and other	(106)	3,950

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,425	5,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other noncurrent assets	(2,511)	(2,041)
Proceeds from the sale of marketable securities	22,946	25,732
Purchases of marketable securities	(21,765)	(31,162)
Business acquisitions, net of cash acquired	0	(10,012)

NET CASH USED IN INVESTING ACTIVITIES	(1,330)	(17,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,933	3,806
Excess income tax benefit from the exercise of stock options	865	1,585
Increase in other long-term liabilities	0	56

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,798	5,447
EFFECT OF EXCHANGE RATE ON CASH	(111)	104
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,782	(6,424)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,675	50,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,457	$43,608

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2015. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2014 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2014.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2014	May 31, 2014
	(In thousands)
Raw Materials	$22,121	$21,515
Work-in-process	4,206	3,681
Finished and purchased goods	28,760	25,982

	$55,087	$51,178

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended August 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$8,883	$7,839
Denominator:
Denominator for basic net income per share:
Weighted average shares	36,776	36,159
Effect of dilutive stock options and warrants	514	858

Denominator for diluted net income per share	37,290	37,017
Net income attributable to Neogen Corporation per share:
Basic	$0.24	$0.22

Diluted	$0.24	$0.21

The Board of Directors declared a 3 for 2 stock split effective October 31, 2013. All share and per share amounts in this Form 10-Q reflect amounts as if the split took place at the beginning of the periods presented

4. SEGMENT INFORMATION

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

Segment information as of and for the three months ended August 31, 2014 and 2013 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)		Total
	(In thousands)
Fiscal 2015
Product revenues to external customers	$29,093	$30,162	$		$59,255
Service revenues to external customers	1,870	6,474		0	8,344

Total revenues to external customers	30,963	36,636		0	67,599
Operating income (loss)	7,515	6,705		(781)	13,439
Total assets	103,637	176,419		77,606	357,662

Fiscal 2014
Product revenues to external customers	$28,554	$22,792		$0	$51,346
Service revenues to external customers	1,444	5,758		0	7,202

Total revenues to external customers	29,998	28,550		0	58,548
Operating income (loss)	8,701	4,420		(703)	12,418
Total assets	98,062	136,687		73,388	308,137

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the three months ended August 31, 2014 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2014	1,869,000	$25.69
Granted	0	0
Exercised	191,000	14.85
Forfeited	27,000	33.95

Options outstanding at August 31, 2014	1,651,000	26.82

During the three month periods ended August 31, 2014 and 2013, the Company recorded $907,000 and $789,000 and of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2014, estimated on the date of grant using the Black-Scholes option pricing model was $9.87, per option. No options were granted in the first quarter of fiscal 2015. The fair value of stock options granted in fiscal 2014 was estimated using the following weighted-average assumptions.

FY2014
Risk-free interest rate	0.8%
Expected dividend yield	0%
Expected stock price volatility	33.1%
Expected option life	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB further amended ASC 220, Comprehensive Income, with ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (amended ASC 220), which was designed to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to present the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines of net income. The impact of adopting amended ASC 220 did not have a material impact on the consolidated financial statements and therefore has not been disclosed in the fiscal 2015 first quarter Form 10-Q.

7. BUSINESS AND PRODUCT LINE ACQUISITIONS

The consolidated statements of income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method.

On July 1, 2013, the Company acquired the assets of SyrVet Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with a strong presence in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and up to $1,500,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $747,000, net inventory of $2,195,000, property and equipment of $556,000, current liabilities of $226,000, contingent consideration liabilities of $930,000, non-amortizable trademarks of $790,000, intangible assets of $4,810,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lexington, Kentucky and integrated with the Company’s current operations there, reporting within the Animal Safety segment. In August 2014, the company paid $689,000 to the former owner for contingent consideration; the remaining $241,000 of the accrual was reversed to Other Income.

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

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2017. There were no advances against this line of credit during fiscal 2015 and fiscal 2014 and no balance outstanding at August 31, 2014. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.16% at August 31, 2014). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2014.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $47,000 to $79,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at August 31, 2014 and May 31, 2014, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of August 31, 2014, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2015 and there were none in fiscal 2014.

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

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Executive Overview

Neogen Corporation revenues for the quarter ended August 31, 2014 were $67.6 million, an increase of $9.1 million, or 15.5%, compared to the first quarter of the prior year. Net income attributable to Neogen for the first quarter increased 13.3% to $8.9 million, or $0.24 per fully diluted share, compared to $7.8 million, or $0.21 per fully diluted share, in the first quarter of fiscal 2014.

Food Safety revenues increased by 3.2% and Animal Safety revenues increased by 28.3%. Sales from recent acquisitions contributed $8.5 million towards revenues in the current quarter. These acquisitions were Syrvet in July 2013, Prima Tech in November 2013 and Chem-Tech in January 2014.

International sales were 37.0% of total sales in the first quarter, compared to 42.3% in the prior year. Revenues from Chem-Tech were all domestic sales, which contributed to the decline of international sales as a percentage of the total; there was also a shortfall in international sales of drug residue test kits due to order timing of a large international distributor. In the first quarter of fiscal 2014, Neogen Europe sales increased 8.6%, led by higher genomics and allergen sales, which more than offset lower sales of mycotoxin and speciation tests. Neogen Latinoamerica’s revenues increased 77.4%, led by higher sales of cleaners and disinfectants and veterinary instruments to customers in Mexico and Central America. Neogen do Brasil revenues decreased 9.0% in the first quarter of fiscal 2014 compared to the prior year. In Brazil, sales of Food Safety products increased 11.6%, but this was offset by declines in sales of cleaners and disinfectants, due to order timing, and genomics, due to a large one-time research project in the first quarter of the prior year.

Service revenue from DNA testing was $8.3 million, an increase of $1.1 million, or 15.9%, compared to the same period in the prior year. This increase resulted from strong sales to European customers, a significant chicken genotyping research project, and growth within the porcine market.

Consolidated gross margins were 50.4% in the first quarter of fiscal 2015, a decrease of 150 basis points compared to the same period in the prior fiscal year, but up 280 basis points over the last quarter of the 2014 fiscal year. The decline in gross margin compared to the prior year is primarily due to the shift in revenues from the Food Safety segment to the Animal Safety segment, which has lower gross margins. Animal Safety sales, as a percentage of the total, increased from 48.8% in the first quarter of fiscal 2014 to 54.2% in the current fiscal quarter. The gross margin improvement compared to the fourth quarter of fiscal 2014 was due to improved product mix and efficiencies within the Animal Safety segment.

Operating expenses increased 15.0% for the first quarter, in line with the revenue increase. Sales and marketing expenses rose by 18.4%, primarily reflecting the impact of new personnel additions in the past year, and increased shipping expenses. General and administrative expenses rose by 8.6%, due to higher amortization expenses resulting from the prior year’s acquisitions and increased stock option expense. Research and development expenses were up 15.2%, reflecting higher outside services and costs incurred in scaling up new products for manufacturing.

Other Income in the fiscal 2015 first quarter included $241,000 due to an overaccrual of contingent consideration related to the Syrvet acquisition. In the first quarter of fiscal 2014, $592,000 of expense related to currency translations was recorded in other income/expense.

Revenues

	Three Months ended August 31, 2014
	2014	2013	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$15,440	$15,875	$(435)	(2.7%)
Bacteria & General Sanitation	6,254	6,071	183	3.0%
Dehydrated Culture Media & Other	9,269	8,052	1,217	15.1%

	$30,963	$29,998	$965	3.2%
Animal Safety
Life Sciences	$2,345	$1,918	$427	22.3%
Veterinary Instruments & Disposables	7,520	4,832	2,688	55.6%
Animal Care & Other	7,589	8,335	(746)	(9.0%)
Rodenticides, Disinfectants & Insecticides	12,708	7,707	5,001	64.9%
DNA Testing Service	6,474	5,758	716	12.4%

	$36,636	$28,550	$8,086	28.3%

Total Revenues	$67,599	$58,548	$9,051	15.5%

The Company’s Food Safety segment revenues were $31.0 million for the first quarter ended August 31, 2014, an increase of 3.2% compared to the same period in the prior year. Natural Toxins, Allergens and Drug Residues revenues decreased 2.7%. Within this category, sales of natural toxins decreased 4.1%, caused by high demand in the prior year due to aflatoxin outbreaks, primarily in Eastern Europe. Crops in the current year have been relatively clean, with no spikes in testing. Drug Residues revenues are down 12.0% in the first quarter due to a combination of order timing by a large international distributor and lower sales to customers in Eastern Europe due to delays in the launch of a new product required by legislation in that region. Offsetting these decreases, sales of Allergens increased 11.5%, due to increased market demand, particularly for milk and gliadin (gluten) tests. Within this category, meat speciation kits declined against tough comparisons in the prior year created by the horse meat scandal in Europe, which was uncovered in January 2013.

Bacterial and General Sanitation sales increased 3.0% in the first quarter compared to the same period in the prior year. The increase in this category was led by sales of ampoule media and filters, as the Company continues to increase market share in this product line, particularly in the beverage industry. Dehydrated Culture Media and Other sales increased 15.1% over the prior year. This category was led by increases in genomics revenues to European customers and sales of animal safety products to customers in Mexico and Central America; a number of customers were transferred to Neogen Latinoamerica at the beginning of fiscal 2015 to more directly serve customers in those areas.

Animal Safety segment revenues were $36.6 million, an increase of 28.3% compared to the first quarter in the prior year. Life Sciences sales increased 22.3%, led by forensic kit sales to commercial testing labs to meet new testing requirements in Brazil for commercial drivers. Revenues of Veterinary Instruments and Disposables increased 55.6%, led by significant contributions from the Syrvet and Prima Tech acquisitions. Excluding those revenues, the increase in the first quarter compared to the same period in the prior year was 10.9%. Organic growth in this category was led by sales of detectable needles, which continue to be a strong product, and syringe and needle sales to new private label and OEM customers. This growth was partially offset by a decline in disposables sales, due to order timing, and the transfer of some customers to Neogen Latinoamerica.

Animal Care and Other sales decreased 9.0% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Within this category in the prior year, the Company recorded strong sales of a wound care product caused by a supply disruption in the market. This product was available for sale from all competitors in the current quarter. Additionally, a distributed antibiotic was discontinued by the manufacturer towards the end of fiscal 2014, so there are no comparable sales in the current quarter. Rodenticides, Insecticides and Disinfectants sales had an increase of 64.9% in the first quarter compared to the prior year, with a contribution of $5.1 million in revenues from Chem-Tech. Rodenticide sales increased 38.7% primarily due to a vole outbreak in the western U.S. Offsetting this increase, Cleaners & Disinfectants revenues decreased 31.0%. Order timing and strong prior year sales due to international disease outbreaks contributed to the decrease in the current quarter.

DNA Testing revenues increased by 12.4% for the quarter compared to the prior year. The increase was led by a significant chicken genotyping research project and strong sales into the porcine market.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $88,097,000 at August 31, 2014, compared to $76,496,000 at May 31, 2014. Approximately $10,425,000 in cash was generated from operations during the first three months of fiscal 2015. Net cash proceeds of $2,933,000 were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first three months of fiscal 2015. The Company spent $2,511,000 for property, equipment and other non-current assets in the first three months of fiscal 2015.

Accounts receivable decreased by $212,000 from May 31, 2014, while inventories rose by $3,909,000, or 7.6%, due primarily to increases in the Animal Safety distribution business. Company management has programs in place at each operation to improve the Company’s inventory turns during fiscal 2015.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2014, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2014 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended August 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 30, 2014

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: September 30, 2014

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)