Form 10-Q
period 2014-11-30
NEOGEN CORP
filed 2014-12-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014.

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

As of November 30, 2014 there were 36,957,613 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$49,058	$40,675
Marketable securities (at fair value, which approximates cost)	45,247	35,821
Accounts receivable, less allowance of $1,200 and $1,200 at November 30 and May 31, 2014	52,107	51,901
Inventories	53,497	51,178
Deferred income taxes	1,710	1,710
Prepaid expenses and other current assets	4,131	7,461

TOTAL CURRENT ASSETS	205,750	188,746
NET PROPERTY AND EQUIPMENT	43,106	41,949

OTHER ASSETS
Goodwill	70,402	68,190
Other non-amortizable intangible assets	9,682	9,682
Amortizable customer-based intangibles, net of accumulated amortization of $12,552 and $11,915 at November 30 and May 31, 2014	23,937	25,230
Other non-current assets, net of accumulated amortization of $6,573 and $5,494 at November 30 and May 31, 2014	13,040	11,504

	117,061	114,606

TOTAL ASSETS	$365,917	$345,301

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$11,307	$13,396
Accrued compensation	3,545	4,357
Income taxes	893	0
Other accruals	8,378	7,214

TOTAL CURRENT LIABILITIES	24,123	24,967
DEFERRED INCOME TAXES	12,935	12,155
OTHER LONG-TERM LIABILITIES	2,076	1,879

	15,011	14,034

TOTAL LIABILITIES	39,134	39,001

COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized, 36,957,613 and 36,732,313 shares issued and outstanding at November 30 and May 31, 2014, respectively.	5,913	5,877
Additional paid-in capital	123,639	118,070
Accumulated other comprehensive income (loss)	(1,486)	371
Retained earnings	198,732	182,043

TOTAL NEOGEN CORPORATION STOCKHOLDER’S EQUITY	326,798	306,361
Non-controlling interest	(15)	(61)

TOTAL EQUITY	326,783	306,300

TOTAL LIABILITIES AND EQUITY	$365,917	$345,301

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

REVENUES
Product revenues	$60,779	$53,228	$120,034	$104,575
Service revenues	7,676	6,371	16,020	13,572

Total Revenues	68,455	59,599	136,054	118,147
COST OF REVENUES
Cost of product revenues	29,514	25,792	57,794	49,302
Cost of service revenues	4,733	4,316	9,976	8,990

Total Cost of Revenues	34,247	30,108	67,770	58,292

GROSS MARGIN	34,208	29,491	68,284	59,855

OPERATING EXPENSES
Sales and marketing	12,743	11,219	24,963	21,543
General and administrative	6,094	6,280	12,107	11,815
Research and development	2,474	2,303	4,878	4,390

	21,311	19,802	41,948	37,748

OPERATING INCOME	12,897	9,689	26,336	22,107

OTHER INCOME (EXPENSE)
Interest income	47	28	92	59
Change in purchase consideration	(454)	0	(213)	0
Other income (expense)	(64)	11	(80)	(542)

	(471)	39	(201)	(483)

INCOME BEFORE INCOME TAXES	12,426	9,728	26,135	21,624
INCOME TAXES	4,600	3,500	9,400	7,700

NET INCOME	7,826	6,228	16,735	13,924

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(20)	(21)	(46)	121

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$7,806	$6,207	$16,689	$14,045

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.21	$0.17	$0.45	$0.39

Diluted	$0.21	$0.17	$0.45	$0.38

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

Net Income	$7,826	$6,228	$16,735	$13,924
Currency Translation Adjustments	(1,638)	882	(1,857)	1,212

Comprehensive Income	6,188	7,110	14,878	15,136

Comprehensive Loss (Income) attributable to non-controlling interest	(20)	(21)	(46)	121

Comprehensive Income attributable to Neogen Corporation	$6,168	$7,089	$14,832	$15,257

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total

Balance, May 31, 2014	36,732	$5,877	$118,070	$371	$182,043	($61)	$306,300
Issuance of shares of common stock under equity compensation plans, and share based compensation	217	35	5,246				5,281
Issuance of shares under employee stock purchase plan	9	1	323				324
Comprehensive income:
Net income for the six months ended November 30, 2014					16,689	46	16,735
Other comprehensive loss				(1,857)			(1,857)

Balance, November 30, 2014	36,958	$5,913	$123,639	$(1,486)	$198,732	$(15)	$326,783

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,735	$13,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,170	4,170
Share based compensation	1,959	1,695
Excess income tax benefit from the exercise of stock options	(1,132)	(2,107)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(91)	(5,001)
Inventories	(2,066)	(3,718)
Prepaid expenses and other current assets	3,368	(104)
Accounts payable, accruals and other	(576)	1,870

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,367	10,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(4,705)	(4,491)
Proceeds from the sale of marketable securities	42,342	52,083
Purchases of marketable securities	(51,768)	(52,225)
Payments for businesses	(4,514)	(22,080)

NET CASH USED IN INVESTING ACTIVITIES	(18,645)	(26,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other long-term liabilities	0	110
Net proceeds from issuance of common stock	3,248	6,871
Excess income tax benefit from the exercise of stock options	1,132	2,107

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,380	9,088

EFFECT OF EXCHANGE RATE ON CASH	(719)	477

INCREASE (DECREASE) IN CASH	8,383	(6,419)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,675	50,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,058	$43,613

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2015. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2014 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2014.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2014	May 31, 2014
	(In thousands)
Raw Materials	$21,332	$21,515
Work-in-process	4,469	3,681
Finished and purchased goods	27,696	25,982

	$53,497	$51,178

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$7,806	$6,207	$16,689	$14,045
Denominator:
Denominator for basic net income per share:
Weighted average shares	36,941	36,458	36,858	36,302
Effect of dilutive stock options and warrants	438	916	473	939

Denominator for diluted net income per share	37,379	37,374	37,331	37,241
Net income attributable to Neogen Corporation per share:
Basic	$0.21	$0.17	$0.45	$0.39

Diluted	$0.21	$0.17	$0.45	$0.38

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

Segment information as of and for the three months ended November 30, 2014 and 2013 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2015
Product revenues to external customers	$31,306	$29,473	$0	$60,779
Service revenues to external customers	1,649	6,027	0	7,676

Total revenues to external customers	32,955	35,500	0	68,455

Operating income (loss)	8,196	5,436	(735)	12,897
Total assets	107,777	175,038	83,102	365,917

Fiscal 2014
Product revenues to external customers	$27,578	$25,650	$0	$53,228
Service revenues to external customers	821	5,550	0	6,371

Total revenues to external customers	28,399	31,200	0	59,599

Operating income (loss)	6,286	4,157	(754)	9,689
Total assets	100,172	150,943	68,598	319,713

Segment information for the six months ended November 30, 2014 and 2013 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2015
Product revenues to external customers	$60,400	$59,634	$0	$120,034
Service revenues to external customers	3,518	12,502	0	16,020

Total revenues to external customers	63,918	72,136	0	136,054

Operating income (loss)	15,712	12,141	(1,517)	26,336

Fiscal 2014
Product revenues to external customers	$56,135	$48,440	$0	$104,575
Service revenues to external customers	2,263	11,309	0	13,572

Total revenues to external customers	58,398	59,749	0	118,147

Operating income (loss)	14,987	8,577	(1,457)	22,107

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the six months ended November 30, 2014 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2014	1,869,000	$25.69
Granted	516,000	39.69
Exercised	(221,000)	15.88
Forfeited	(29,000)	33.74

Options outstanding at November 30, 2014	2,135,000	29.99

During the three and six month periods ended November 30, 2014 and 2013, the Company recorded $1,053,000 and $906,000 and $1,959,000 and $1,695,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2015 and fiscal 2014, estimated on the date of grant using the Black-Scholes option pricing model was $11.88 and $9.87 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY2015	FY2014
Risk-free interest rate	1.2%	0.8%
Expected dividend yield	0%	0%
Expected stock price volatility	36.2%	33.1%
Expected option life	4.0 years	4.0 years

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

On July 1, 2013, the Company acquired the assets of SyrVet Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with a strong presence in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and up to $1,500,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $747,000, net inventory of $2,195,000, property and equipment of $556,000, current liabilities of $226,000, contingent consideration liabilities of $930,000, non-amortizable trademarks of $790,000, intangible assets of $4,810,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lexington, Kentucky and integrated with the Company’s current operations there, reporting within the Animal Safety segment. In August 2014, the Company paid $689,000 for contingent consideration; the remaining $241,000 of the accrual was reversed to Other Income.

On November 1, 2013, the Company acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of contingent consideration, due at the end of the first year, based on an excess net sales formula. The Company has estimated the contingent consideration liability to be $146,000 based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $963,000, net inventory of $2,796,000, property and equipment of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, contingent consideration liabilities of $146,000, non-amortizable trademarks of $1,500,000, intangible assets of $4,400,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment. In October 2014, the company accrued an additional $454,000 for contingent consideration, which was charged to Other Expense.

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

On October 1, 2014, the Company acquired all of the stock of Biolumix, Inc., a manufacturer and marketer of automated systems for the detection of microbial contaminants located in Ann Arbor, Michigan. Consideration for the purchase was $4,514,000 in cash. The preliminary purchase price allocation included accounts receivable of $499,000, net inventory of $421,000, prepaid assets of $48,000, property and equipment of $159,000, current liabilities of $130,000, a long-term deferred tax liability of $780,000, intangible assets of $2,109,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Food Safety segment.

On December 8, 2014, subsequent to the end of the second quarter, Neogen Corporation acquired the food safety and veterinary genomic assets of its Chinese distributer Beijing Anapure BioScientific Co., Ltd. Consideration for the purchase was $2,040,000. Due to the timing of the transaction, the preliminary allocation was not complete at the time of filing.

Goodwill recognized in the acquisitions discussed above relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2017. There were no advances against this line of credit during fiscal 2015 and fiscal 2014 and no balance outstanding at November 30, 2014. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.17% at November 30, 2014). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2014.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $47,000 to $79,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at November 30, 2014 and May 31, 2014, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of November 30, 2014, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2015 and there were none in fiscal 2014.

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

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report or Form 10-K for the fiscal year ended May 31, 2014.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Executive Overview

Neogen Corporation revenues for the second quarter ended November 30, 2014 were $68.5 million, an increase of $8.9 million, or 14.9%, compared to the same period in the prior year. For the year to date ended November 30, 2014, revenues were $136.1 million, an increase of $18.0 million, or 15.2%, compared to the prior year. Food Safety revenues increased by 16.0% and 9.5% for the comparative quarter and six-month periods ended November 30, 2014, respectively. Organic revenue growth for Food Safety was 13.0% for the quarter and 8.0% for the comparative year-to-date period; the Biolumix acquisition, which occurred on October 1, 2014, accounted for the difference. Animal Safety revenues increased by 13.8% and 20.7%, respectively, for the same comparative periods. Organic growth for the Animal Safety segment was 2.2% for the second quarter; year-to-date revenues were flat. The bulk of the growth for the comparative periods came from the following acquisitions: Syrvet (July 2013), Prima Tech (November 2013), and Chem-Tech (January 2014). Overall organic sales growth for the Company was 7.4% and 4.2% for the second quarter and six-month period ended November 30, 2014, respectively.

International sales were 40.3% of total sales in the second quarter, compared to 39.0% of total sales in the same period of the prior year. For the six months ended November 30, 2014, international sales were 38.6% of total sales compared to 40.7% of total sales for the same period in the prior year. Neogen Europe sales increased by 20.2% for the second quarter and were up 14.1% on a year-to-date basis. The revenue increase for the second quarter was primarily due to increased genomic services to European customers and increased sales of mycotoxin test kits, due to a DON outbreak in eastern Europe. Growth at Neogen Latinoamerica benefitted from the transfer of certain Animal Safety customers in Mexico and Central America, in an effort to better serve customers located in those countries. Excluding the impact of this transfer, organic sales growth would have been 7.2% for Food Safety and 7.6% for Animal Safety in the second quarter compared to the prior year. On a year-to-date basis, overall organic growth was 4.0% for Food Safety and 4.3% for Animal Safety. Revenues for Neogen do Brasil declined 4.1% for the quarter and 6.5% for the year-to-date, due primarily to drought conditions in Brazil, which have reduced sales of test kits for drug residues due to lower milk production.

Service revenue was $7.7 million in the second quarter, an increase of 20.5% compared to the same period of the prior year. For the six-month period, service revenue was $16.0 million, or 18.0% higher than the comparable prior year period. The increase for both periods was due to increased sales of new genomic custom chips developed primarily for the beef and dairy cattle and pork industries, for both domestic and international customers, particularly in Europe.

Gross margin was 50.0% for the second quarter, compared to 49.5% for the November 2013 quarter. The increase in margin percentage for the second quarter was due primarily to product mix shift and increased efficiencies within the Animal Safety segment. On a year-to-date basis, gross margin was 50.2% compared to 50.7% in the prior fiscal year. Gross margin in the first quarter of fiscal 2015 was 50.4%

Operating expenses increased by 7.6% for the second quarter of fiscal 2015, compared to the same quarter in the prior year. Sales and marketing expenses increased $1.5 million, or 13.6%, compared to the second quarter in the prior year, and increased 15.9% for the year-to-date period. Increases in each comparative period were primarily due to increased headcount, shipping and advertising. For the second quarter, general and administrative costs declined by $186,000, or 3.0%, due primarily to a decrease in legal fees, and one-time costs relating to prior year acquisitions which were not incurred this year. These declines were partially offset by increased amortization of certain intangible assets from recent acquisitions and higher stock option expenses. For the year to date, general and administrative expenses increased $292,000, or 2.5%, due to amortization and stock option expense increases. Research and development expenses were $2.5 million for the second quarter of fiscal 2015, up 7.4% over the same period a year ago, primarily due to increases in contracted services and project costs incurred in commercializing new products. Year-to-date research and development expenses were 11.1% higher than last year.

Operating margin was 18.8% for the second quarter, compared to 16.3% in the November 2013 quarter, due to the improved gross margin percentage and moderate growth in operating expenses. On a year-to-date basis, operating margin was 19.4% compared to 18.7% in the same period of the prior year.

During the second quarter of fiscal 2015, other expense includes $454,000 recorded to reflect additional contingent consideration related to the Prima Tech acquisition, due to sales exceeding projected levels. On a year-to-date basis, change in purchase consideration of $213,000 reflects the $454,000 recorded during the second quarter, offset by a $241,000 over accrual for contingent consideration related to the SyrVet acquisition recorded in the first quarter of fiscal 2015. The remainder is largely the result of currency losses recorded as the U.S. dollar strengthened during the first half of fiscal 2015. For the quarter ended November 30, 2013, currency losses were minimal; however, for the year-to-date period ended November 30, 2013, currency losses were $710,000.

Revenues

Three and six months ended November 30, 2014 and 2013:

	Three Months ended November 30,
	2014	2013	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$15,952	$14,952	$1,000	6.7%
Bacteria & General Sanitation	7,068	5,929	1,139	19.2%
Dehydrated Culture Media & Other	9,935	7,518	2,417	32.1%

	$32,955	$28,399	$4,556	16.0%

Animal Safety
Life Sciences	$2,261	$1,881	$380	20.2%
Veterinary Instruments & Disposables	8,556	6,328	2,228	35.2%
Animal Care & Other	8,746	8,687	59	0.7%
Rodenticides, Disinfectants & Insecticides	9,909	8,754	1,155	13.2%
DNA Testing Service	6,028	5,550	478	8.6%

	$35,500	$31,200	$4,300	13.8%

Total Revenues	$68,455	$59,599	$8,856	14.9%

	Six Months ended November 30,
	2014	2013	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$31,392	$30,837	$555	1.8%
Bacteria & General Sanitation	13,321	12,001	1,320	11.0%
Dehydrated Culture Media & Other	19,205	15,560	3,645	23.4%

	$63,918	$58,398	$5,520	9.5%

Animal Safety
Life Sciences	$4,606	$3,798	$808	21.3%
Veterinary Instruments & Disposables	16,076	11,160	4,916	44.1%
Animal Care & Other	16,335	17,022	(687)	(4.0%)
Rodenticides, Disinfectants & Insecticides	22,617	16,461	6,156	37.4%
DNA Testing Service	12,502	11,308	1,194	10.6%

	$72,136	$59,749	$12,387	20.7%

Total Revenues	$136,054	$118,147	$17,907	15.2%

The Company’s Food Safety segment revenues were $33.0 million in the second quarter of fiscal 2015, an increase of 16.0% compared to the same period in the prior year. On a year-to-date basis, Food Safety revenues were $63.9 million, 9.5% higher than the comparable period of the prior year. Sales from the Biolumix acquisition, which occurred October 1, 2014, contributed $852,000 to the growth for both the quarter and year-to-date periods. Natural Toxins, Allergens and Drug Residues increased 6.7% in the second quarter and 1.8% on a year-to-date basis, both compared to the same periods of the prior year. Increases in this category were driven by growth of allergen test kits, particularly for the detection of gluten, as demand continues to increase due to higher consumer awareness and increased recalls due to inadvertent allergenic contamination. Included within this category and partially offsetting these gains are the sales of meat speciation kits, which are down 41.9% for the quarter and 46.9% for the year, due to a decline in testing and competitor entry into the market. Overall allergen sales increased 10.6% for the quarter and 11.1% on a year-to-date basis. In the second quarter of fiscal 2015, natural toxin sales increased 9.5% led by sales of DON test kits due to outbreaks in eastern Europe and Canada. Natural toxin test kit sales also benefitted in the second quarter due to delayed harvests in the U.S caused by the harsh weather last spring which resulted in late crop plantings. On a year-to-date basis, natural toxin revenues increased 2.7%. The lower growth for the year-to-date period is due to a difficult comparison in the first quarter of the prior year caused by high demand due to aflatoxin outbreaks, primarily in eastern Europe. Sales of drug residue test kits are down 2.2% in the second quarter and 7.7% on a year-to-date basis, both as compared to the same period in the prior year. Currency translation and lower sales to customers in eastern Europe due to delays in the launch of a new product in that region contributed to the decline.

Bacterial and General Sanitation revenues rose 19.2% in the second quarter of fiscal 2015; for the year-to-date period, sales increased 11.0%. Sales from the October Biolumix acquisition contributed $852,000 towards the growth. Without these sales, the increase in this category would have been 4.8% for the second quarter of fiscal 2015 and 3.9% for the year to date. The organic increase in this category was led by sales of ampoule media and filters, as the Company continues to increase market share in this product line, particularly in the beverage industry. The second quarter of fiscal 2015 also benefitted from additional sales of Listeria test kits, due to increased penetration into the commercial lab market, and Soleris consumables.

Dry Culture Media and Other sales increased 32.1% for the quarter and 23.4% for the six-month periods ended November 30, 2014, as compared to the same periods in the prior year. Genomics sales to European customers had strong growth for both the quarter and year-to-date periods due to increased market share for services and the sale of new product offerings. Also within this category, Acumedia sales were flat for the second quarter and decreased 2.3% on a year-to-date basis, both as compared to the prior year. While sales of Acumedia products to food safety customers increased, this was offset by a decrease in sales to the traditional media market due to continued credit issues with one large customer and lower volumes at another significant customer. Also included within this category were sales of Animal Safety products to customers in Mexico and Central America which were transferred to the Company’s Neogen Latinoamerica subsidiary.

Animal Safety segment revenues were $35.5 million for the quarter ended November 30, 2014, a 13.8% increase, and year-to-date revenues were $72.1 million, a 20.7% increase, both compared to the same period in the prior year. Life Sciences sales increased 20.2% for the quarter and 21.3% on a year-to-date basis, led by forensic kit sales to commercial testing labs to meet new testing requirements in Brazil for commercial drivers. Revenues of Veterinary Instruments and Disposables increased 35.2% in the second quarter and 44.1% for the year to date. This category benefitted from the Prima Tech and Syrvet acquisitions. On an organic basis, sales increased 14.5% for the quarter and 12.2% for the year-to-date period, due to targeted marketing programs.

Animal Care and Other sales were $8.7 million and $16.3 million for the quarter-to-date and year-to-date periods, respectively. Sales for the quarter were flat while sales for the six-month period were down 4.0%. Within this category in the prior year, the Company recorded strong sales of a wound care product caused by a supply disruption in the market. This product was available for sale from all competitors in the current fiscal year. Additionally, a distributed antibiotic was discontinued by the manufacturer towards the end of fiscal 2014, so there are no comparable sales in the current fiscal year. Offsetting these losses were higher sales of small animal supplements due to distributor order timing. Rodenticides, Insecticides and Disinfectants revenues increased 13.2% for the quarter and 10.6% on a year-to-date basis, primarily due to the Chem-Tech acquisition in January, 2014.

DNA Testing Services revenues increased 8.6% in the second quarter and 10.6% for the year-to-date period, both compared to the same period in the prior year. For both periods, improvements to a number of proprietary service offerings has helped the Company to increase sales to existing customers and gain market share.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $94,305,000 at November 30, 2014, compared to $76,496,000 at May 31, 2014. Approximately $23,367,000 in cash was generated from operations during the first six months of fiscal 2015. Net cash proceeds of $3,248,000 were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first six months of fiscal 2015. The Company spent $4,705,000 for property, equipment and other non-current assets in the first half of fiscal 2015, and $4,514,000 to purchase Biolumix, Inc. on October 1, 2014.

Accounts receivable were essentially flat compared to May 31, 2014 balances, despite the increase in revenues. Inventory levels declined by $1,590,000 from August 31, 2014, as the Company works to reduce inventories acquired in recent acquisitions, and as a result of programs instituted at each operation to improve the Company’s inventory turns during fiscal 2015. Despite the improvement in the second quarter, for the year to date, inventories have increased $2,319,000, or 4.5%, due primarily to increases in the Animal Safety distribution business.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2014, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, Brazil, Mexico and China, where the functional currency is the British Pound Sterling, Brazilian Real, Mexican Peso and Chinese Yuan, respectively. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2014 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended November 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: December 30, 2014

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: December 30, 2014

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)