Form 10-Q
period 2015-02-28
NEOGEN CORP
filed 2015-04-01
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015.

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

As of February 28, 2015, there were 37,042,058 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	February 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,484	$40,675
Marketable securities (at fair value, which approximates cost)	44,664	35,821
Accounts receivable, less allowance of $1,200 and $1,200	52,887	51,901
Inventories	55,096	51,178
Deferred income taxes	1,680	1,710
Prepaid expenses and other current assets	5,535	7,461

TOTAL CURRENT ASSETS	217,346	188,746
NET PROPERTY AND EQUIPMENT	43,543	41,949

OTHER ASSETS
Goodwill	70,119	68,190
Other non-amortizable intangible assets	9,020	9,682
Customer based intangibles, net of accumulated amortization of $13,036 and $11,915 at February 28, 2015 and May 31, 2014	21,853	25,230
Other non-current assets, net of accumulated amortization of $6,955 and $5,494 at February 28, 2015 and May 31, 2014	16,554	11,504

	117,546	114,606

TOTAL ASSETS	$378,435	$345,301

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$10,592	$13,396
Accrued compensation	3,528	4,357
Income taxes	4,862	0
Other accruals	7,569	7,214

TOTAL CURRENT LIABILITIES	26,551	24,967

DEFERRED INCOME TAXES	13,071	12,155
OTHER LONG-TERM LIABILITIES	2,100	1,879

	15,171	14,034

TOTAL LIABILITIES	41,722	39,001

COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized 37,042,058 and 36,732,313 shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively.	5,927	5,877
Additional paid-in capital	126,795	118,070
Accumulated other comprehensive income (loss)	(2,134)	371
Retained earnings	206,185	182,043

TOTAL NEOGEN CORPORATION STOCKHOLDERS’ EQUITY	336,773	306,361
Non-controlling interest	(60)	(61)

TOTAL EQUITY	336,713	306,300

TOTAL LIABILITIES AND EQUITY	$378,435	$345,301

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
REVENUES
Product revenues	$59,172	$54,623	$179,206	$159,198
Service revenues	9,237	7,373	25,257	20,945

Total Revenues	68,409	61,996	204,463	180,143
COST OF REVENUES
Cost of product revenues	29,133	26,933	86,927	76,234
Cost of service revenues	5,573	4,358	15,549	13,349

Total Cost of Revenues	34,706	31,291	102,476	89,583

GROSS MARGIN	33,703	30,705	101,987	90,560

OPERATING EXPENSES
Sales and marketing	12,655	11,986	37,617	33,529
General and administrative	6,522	6,320	18,629	18,135
Research and development	2,366	2,106	7,245	6,496

	21,543	20,412	63,491	58,160

OPERATING INCOME	12,160	10,293	38,496	32,400

OTHER INCOME (EXPENSE)
Interest income	66	28	158	88
Change in purchase consideration	(84)	0	(297)	0
Other income (expense)	(508)	(68)	(589)	(610)

	(526)	(40)	(728)	(522)

INCOME BEFORE INCOME TAXES	11,634	10,253	37,768	31,878
INCOME TAXES	4,225	3,700	13,625	11,400

NET INCOME	7,409	6,553	24,143	20,478

NET LOSS/(INCOME) ATTRIBUTABLE TO NON- CONTROLLING INTEREST	45	22	(1)	143

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$7,454	$6,575	$24,142	$20,621

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.20	$0.18	$0.65	$0.57

Diluted	$0.20	$0.18	$0.65	$0.56

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Net Income	$7,409	$6,553	$24,143	$20,478
Currency Translation Adjustments	(648)	497	(2,505)	1,708

Comprehensive Income	6,761	7,050	21,638	22,186

Comprehensive Loss (Income) attributable to non-controlling interest	45	22	(1)	143

Comprehensive Income attributable to Neogen Corporation	$6,806	$7,072	$21,637	$22,329

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Non-controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2014	36,732	$5,877	$118,070	$371	$182,043	$(61)	$306,300
Issuance of shares of common stock under equity compensation plans, and share based compensation	290	47	8,004				8,051
Issuance of shares under employee stock purchase plan	20	3	721				724
Comprehensive income:
Net income for the nine months ended February 28, 2015					24,142	1	24,143
Other comprehensive loss				(2,505)			(2,505)

Balance, February 28, 2015	37,042	$5,927	$126,795	$(2,134)	$206,185	$(60)	$336,713

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,143	$20,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,852	6,641
Share based compensation	3,187	2,689
Excess income tax benefit from the exercise of stock options	(1,672)	(3,948)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(884)	(6,789)
Inventories	(3,171)	(4,060)
Prepaid expenses and other current assets	1,956	(963)
Accounts payable, accruals and other	2,060	3,114

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,471	17,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and other assets	(6,861)	(7,347)
Proceeds from the sale of marketable securities	67,419	76,996
Purchases of marketable securities	(76,262)	(67,192)
Payments for businesses	(6,554)	(39,265)

NET CASH USED IN INVESTING ACTIVITIES	(22,258)	(36,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in other long-term liabilities	0	168
Net proceeds from issuance of common stock	4,809	8,112
Excess income tax benefit from the exercise of stock options	1,672	3,948

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,481	12,228

EFFECT OF EXCHANGE RATE ON CASH	(885)	662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,809	(6,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,675	50,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,484	$43,277

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2015. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2014 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2014.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2015	May 31, 2014
	(In thousands)
Raw Materials	$23,178	$21,515
Work-in-process	4,363	3,681
Finished and purchased goods	27,555	25,982

	$55,096	$51,178

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$7,454	$6,575	$24,142	$20,621
Denominator:
Denominator for basic net income per share:
Weighted average shares	37,006	36,613	36,907	36,471
Effect of dilutive stock options and warrants	530	620	492	678

Denominator for diluted net income per share	37,536	37,233	37,399	37,149
Net income attributable to Neogen Corporation per share:
Basic	$0.20	$0.18	$0.65	$0.57

Diluted	$0.20	$0.18	$0.65	$0.56

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

Segment information as of and for the three months ended February 28, 2015 and 2014 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2015
Product revenues to external customers	$30,454	$28,718	$0	$59,172
Service revenues to external customers	1,511	7,726	0	9,237

Total revenues to external customers	31,965	36,444	0	68,409

Operating income (loss)	6,976	6,087	(903)	12,160
Total assets	108,993	178,685	90,757	378,435

Fiscal 2014
Product revenues to external customers	$26,627	$27,996	$0	$54,623
Service revenues to external customers	1,393	5,980	0	7,373

Total revenues to external customers	28,020	33,976	0	61,996
Operating income (loss)	5,969	5,169	(845)	10,293
Total assets	110,038	149,202	71,110	330,350

Segment information for the nine months ended February 28, 2015 and 2014 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2015
Product revenues to external customers	$90,853	$88,353	$0	$179,206
Service revenues to external customers	5,030	20,227	0	25,257

Total revenues to external customers	95,883	108,580	0	204,463

Operating income (loss)	22,688	18,228	(2,420)	38,496

Fiscal 2014
Product revenues to external customers	$82,761	$76,437	$0	$159,198
Service revenues to external customers	3,656	17,289	0	20,945

Total revenues to external customers	86,417	93,726	0	180,143

Operating income (loss)	20,956	13,746	(2,302)	32,400

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the nine months ended February 28, 2015 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2014	1,869,000	$25.69
Granted	530,000	39.79
Exercised	(295,000)	17.04
Forfeited	(28,000)	33.74

Options outstanding at February 28, 2015	2,076,000	30.41

During the three and nine month periods ended February 28, 2015 and 2014, the Company recorded $1,228,000 and $993,000 and $3,187,000 and $2,198,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2015 and fiscal 2014, estimated on the date of grant using the Black-Scholes option pricing model was $11.91 and $9.87 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

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

On November 1, 2013, the Company acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of contingent consideration, due at the end of the first year, based on an excess net sales formula. The Company has estimated the contingent consideration liability to be $146,000 based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $963,000, net inventory of $2,796,000, property and equipment of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, contingent consideration liabilities of $146,000, non-amortizable trademarks of $1,500,000, intangible assets of $4,400,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment. In October 2014, the Company recorded an additional $454,000 for contingent consideration, which was charged to Other Expense.

On January 2, 2014, the Company acquired all of the stock of Chem-Tech Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and up to $1,000,000 of a contingent consideration liability, due at the end of the first year, based on an excess sales formula. The Company has estimated the contingent consideration liability to be $390,000, based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $380,000, net inventory of $4,184,000, prepaid assets of $100,000, property and equipment of $807,000, current liabilities of $184,000, contingent consideration liabilities of $390,000, intangible assets of $8,327,000 (with an estimated life of 5-25 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment. In February 2015, the Company recorded on additional $84,000 for contingent consideration, which was charged to Other Expense.

On October 1, 2014, the Company acquired all of the stock of BioLumix, Inc., a manufacturer and marketer of automated systems for the detection of microbial contaminants located in Ann Arbor, Michigan. Consideration for the purchase was $4,514,000 in cash. The preliminary purchase price allocation included accounts receivable of $499,000, other receivable of $178,000, net inventory of $421,000, prepaid assets of $48,000, property and equipment of $159,000, current liabilities of $130,000, long-term liabilities of $813,000, intangible assets of $2,109,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Food Safety segment.

On December 8, 2014, the Company acquired the food safety and veterinary genomic assets of its Chinese distributor Beijing Anapure BioScientific Co., Ltd. Consideration for the purchase was $2,040,000 in cash. The preliminary purchase allocation included inventory of $525,000, property and equipment of $64,000, intangible assets of $20,000 (with an estimated life of five years) and the remainder to goodwill. These are Level 3 fair value measurements. This business has been integrated into the Company’s subsidiary in China and reports within the Food Safety segment.

Goodwill recognized in the acquisitions discussed above relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2017. There were no advances against this line of credit during fiscal 2015 and fiscal 2014 and no balance outstanding at February 28, 2015. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.17% at February 28, 2015). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2015.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $47,000 to $79,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at February 28, 2015 and May 31, 2014, measured on an undiscounted basis over an estimated period of 15 years, is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of February 28, 2015, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2015 and there were none in fiscal 2014.

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

Executive Overview

Revenues for the Company for the third quarter ended February 28, 2015 were $68.4 million, an increase of $6.4 million, or 10.3%, compared to the same period in the prior year. For the year-to-date period ended February 28, 2015, revenues were $204.5 million, an increase of $24.4 million, or 13.5%, compared to the prior year. Food Safety revenues increased by 14.1% and 11.0%, respectively, for the comparative three and nine-month periods ended February 28, 2015. Animal Safety revenues rose by 7.3% and 15.8%, respectively, for the same comparative periods. Recent acquisitions contributed $2.3 million of revenue for the third quarter, and $15.3 million for the year-to-date period. Overall organic sales growth was 6.7% for the third quarter and 5.0% for the year to date, each compared to the same period in the prior year. Revenues and operating results were adversely impacted by the effects of currency movements in the quarter, as the U.S. dollar strengthened against the currencies in the countries we operate in (U.K. pound sterling, the euro, the Mexican peso, and the Brazilian real); revenues in these countries were reduced when translated into the dollar. On a constant currency basis, revenues would have been $1.5 million, or 2.4%, higher in the third quarter and $1.1 million higher, or 0.6%, for the year-to-date period.

International sales were $24.9 million, or 36.4% of total sales, in the third quarter, compared to $22.6 million, or 36.4% of total sales, in the prior year. For the nine months ended February 28, 2015, international sales were 37.9% of total sales compared to 39.2% of total sales for the same period in the prior year. Revenues at Neogen Europe increased 4.3% for the third quarter (11.8% in local currency) and 10.9% (9.6% in local currency) for the year-to-date period. Neogen do Brasil revenues increased 2.2% in the third quarter (16.4% in local currency). On a year-to-date basis, Neogen do Brasil sales declined 3.7% (increased 4.0% in local currency). Neogen Latinoamerica was up 114.6% for the third quarter, and 122.2% for the year to date, with revenues benefitting from the transfer of certain Animal Safety customers in Mexico and Central America, in an effort to better serve customers located in those countries. After adjusting for the impact of the revenue transfer from Animal Safety to Food Safety at Neogen Latinoamerica, overall organic sales growth would have been 4.0% for Food Safety and 8.9% for Animal Safety in the third quarter compared to the prior year. On a year-to-date basis, overall adjusted organic growth was 4.1% for Food Safety and 5.9% for Animal Safety.

Service revenue was $9.2 million in the third quarter, an increase of 25.3% compared to the prior year. For the nine-month period, service revenue was $25.3 million, or 20.6% higher than the comparable prior year period. The increase for both periods was due to increased sales of new genomic proprietary service offerings developed primarily for the beef and dairy cattle and pork industries for both domestic and international customers, particularly in Europe. The third quarter of fiscal 2015 also benefitted from new ongoing business with a large customer in the poultry industry.

Gross margin was 49.3% for the third quarter compared to 49.5% for the February 2014 quarter. The decrease in gross margin percentage for the comparative quarter was due to the negative impact of the currency movements during the quarter. On a year-to-date basis, gross margin was 49.9%, compared to 50.3% in the prior fiscal year. The decrease in gross margin on a year-to-date basis is due to a shift in the mix of total revenues towards Animal Safety products, and the negative impact of the currency movements during the period.

Sales and marketing expenses were $12.7 million for the quarter ended February 28, 2015, an increase of $0.7 million, or 5.6%, compared to the third quarter last year, and increased 12.2% for the year-to-date period. Increases in this category were primarily due to increased headcount, shipping, advertising and other marketing support costs. General and administrative costs were $6.5 million for the quarter, an increase of $0.2 million, or 3.2%, and were up 2.7% for the year-to-date period. Increases in amortization of certain intangible assets from recent acquisitions, higher compensation and stock option expenses were almost entirely offset by lower legal expenditures for the quarter and year-to-date periods resulting from the settlement of a lawsuit earlier in the year. Research and development expenses were $2.4 million for the third quarter of fiscal 2015, an increase of 12.4% over the same period a year ago. For the year-to-date period, research and development expenses were 11.5% higher than last year, primarily due to expenditures for numerous product development and improvement projects. Expressed as a percentage of sales, overall operating expenses were less than the prior year for the quarter and year-to-date periods, respectively.

Operating margin was 17.8% in the February 2015 quarter, compared to 16.6% in the February 2014 quarter. On a year-to-date basis, operating margin was 18.8% compared to 18.0% in the same period of the prior year. For each comparative period, the improvement in operating margin was due to the revenue increase and moderate growth in operating expenses, which offset the slight decline in gross margin percentage.

For the third quarter of 2015, other expense of $526,000 was largely the result of currency losses recorded at foreign subsidiaries as the U.S. dollar strengthened significantly against the pound sterling, euro, real and peso during the quarter. Included in other expense was an $84,000 charge for additional contingent consideration payment to the former owner of Chem-Tech as sales for that business during the earnout period were higher than the threshold level. For the quarter ended February 28, 2014, currency losses were minimal. For the year to date ended February 28, 2015, other expense of $728,000 primarily reflects $454,000 recorded during the second quarter for additional contingent consideration for the Prima Tech acquisition, $84,000 for Chem-Tech contingent consideration, and currency losses, offset by $241,000 of income recorded in the first quarter related to an overaccrual of contingent consideration for the SyrVet acquisition.

The effective income tax rate for the third quarter of fiscal 2015 was 36.3%, compared to 36.1% in the prior year third quarter. For the year to date, the effective tax rate was 36.1%, compared to 35.8% for the same period last year.

Revenues

Three and nine months ended February 28, 2015 and 2014:

	Three Months ended February 28,
	2015	2014	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$14,514	$13,921	$593	4.3%
Bacteria & General Sanitation	7,912	6,312	1,600	25.3%
Dehydrated Culture Media & Other	9,539	7,787	1,752	22.5%

	$31,965	$28,020	$3,945	14.1%

Animal Safety
Life Sciences	$1,837	$1,650	$187	11.3%
Veterinary Instruments & Disposables	8,013	8,655	(642)	-7.4%
Animal Care & Other	8,437	9,654	(1,217)	-12.6%
Rodenticides, Disinfectants & Insecticides	10,431	8,037	2,394	29.8%
DNA Testing Service	7,726	5,980	1,746	29.2%

	$36,444	$33,976	$2,468	7.3%

Total Revenues	$68,409	$61,996	$6,413	10.3%

	Nine Months ended February 28,
	2015	2014	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$45,906	$44,758	$1,148	2.6%
Bacteria & General Sanitation	21,234	18,313	2,921	16.0%
Dehydrated Culture Media & Other	28,743	23,346	5,397	23.1%

	$95,883	$86,417	$9,466	11.0%

Animal Safety
Life Sciences	$6,443	$5,448	$995	18.3%
Veterinary Instruments & Disposables	24,089	19,815	4,274	21.6%
Animal Care & Other	24,772	26,676	(1,904)	-7.1%
Rodenticides, Disinfectants & Insecticides	33,049	24,498	8,551	34.9%
DNA Testing Service	20,227	17,289	2,938	17.0%

	$108,580	$93,726	$14,854	15.8%

Total Revenues	$204,463	$180,143	$24,320	13.5%

The Company’s Food Safety segment revenues were $32.0 million in the third quarter of fiscal 2015, 14.1% higher than the same period in the prior year. On a year-to-date basis, Food Safety revenues were $95.9 million, 11.0% higher than the comparable period of the prior year. Natural Toxins, Allergens and Drug Residues increased 4.3% in the third quarter and 2.6% on a year-to-date basis, both compared to the same periods of the prior year. Allergen sales increased 15.2% and 12.4% for the quarter and year-to-date periods, respectively, as demand continues to increase due to higher consumer awareness and increased recalls due to inadvertent allergenic contamination. Included within this category and partially offsetting these gains are the sales of meat speciation kits, which are down 32.0% for the quarter and 41.9% for the year to date, due to a decline in testing and competitor entry into the market. Sales of natural toxin test kits increased 6.1% in the third quarter, as compared to the same period in the prior year, led by sales of DON kits due to minor outbreaks in eastern Europe and Canada. On a year-to-date basis, natural toxin revenues increased 3.7%. The lower growth for the year-to-date period is due to a difficult comparison in the first quarter of the prior year caused by high demand due to aflatoxin outbreaks, primarily in eastern Europe. Drug Residues sales were down 8.0% for the third quarter and 7.8% for the year-to-date period, both compared to the prior year. Currency translation and lower sales to customers in eastern Europe due to delays in the launch of a new product in that region contributed to the decline.

Bacteria and General Sanitation revenues increased 25.3% for the quarter and 16.0% for the year, both compared to the same period in the prior year. The BioLumix acquisition completed October 1, 2014 contributed significantly towards this growth; excluding this acquisition, the growth for these products was 3.6% and 3.8%, respectively, for the three and nine-month periods. The Soleris consumable product line had sales growth of 11.3% for the quarter and 11.7% for the year while the AccuPoint line increased 12.4% and 5.7% for the same periods. Sales of ampoule media and filters increased 10.3% and 15.1% as the Company continues to increase market share in the beverage industry. Partially offsetting these gains was a decrease in Soleris equipment sales of 45.9% for the quarter and 42.8% for the year-to-date periods, each due in part to difficult comparisons caused by a successful marketing program in the prior year and international placements which did not repeat in the current fiscal year.

The Dehydrated Culture Media and Other category increased 22.5% in the third quarter and 23.1% for the year-to-date period. Genomics sales to European customers, included in this product group, had strong growth, particularly in the first six months of the year, due to increased market share for services and the sale of new proprietary product offerings. Also within this category, Acumedia sales increased 2.9% for the third quarter of fiscal 2015, but decreased 0.6% for the year-to-date period, both compared to the same periods in the prior year. While sales of Acumedia products to food safety customers increased, this was offset by a decrease in sales to the traditional market due to continued credit issues with one large customer and lower volumes at another significant customer. Also included within this category were sales of Animal Safety products to customers in Mexico and Central America which were transferred to the Company’s Neogen Latinoamerica subsidiary to better serve those customers.

The Company’s Animal Safety segment revenues were $36.4 million, an increase of $2.5 million, or 7.3% for the quarter ended February 28, 2015, compared to the same period in the prior year. On a year-to-date basis, Animal Safety revenues were $108.6 million, 15.8% higher than the comparable period of the prior year. Life Sciences sales increased 11.3% for the quarter and 18.3% on a year-to-date basis, led by forensic kit sales to commercial testing labs to meet new testing requirements in Brazil for commercial drivers. Revenues of Veterinary Instruments and Disposables decreased 7.4% for the three month period but increased 21.6% for the nine month period, both ended February 28, 2015, as compared to the same periods in the prior year. All sales in the quarter for this product category were organic; for the year-to-date period, organic sales growth was 3.6%. Sales within this category declined in the third quarter due to a large amount of backordered product at the end of the quarter, the result of port slowdowns on the west coast of the U.S., which have since been resolved.

Animal Care and Other revenues decreased 12.6% in the third quarter and 7.1% on a year-to-date basis, each as compared to the same periods in the prior year. Within this category in the prior year, the Company recorded strong sales of a wound care product caused by a supply disruption in the market. This product was available for sale from all competitors in the current fiscal year. Additionally, a distributed antibiotic was discontinued by the manufacturer towards the end of fiscal 2014, so there are no comparable sales of this product in the current fiscal year. Sales of Rodenticides, Insecticides and Disinfectants increased 29.8% for the quarter and 34.9% for the year-to-date periods. Excluding the revenue contribution of the Chem-Tech acquisition (January 2014), the increase was 18.6% and 3.4% for the quarter and year to date, respectively. The quarter benefitted from vole infestations in the western US and the capture of new business.

DNA Testing Service revenue increased 29.2% in the third quarter and 17.0% for the year-to-date period, each compared to the same period in the prior year. For both periods, improvements to a number of proprietary service offerings, primarily targeted at dairy and beef cattle markets, has helped the Company increase sales to existing customers and gain market share.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities positions of the Company were $102.1 million at February 28, 2015 compared to $76.5 million at May 31, 2014. Approximately $33.5 million of cash was generated from operating activities during the first nine months of fiscal 2015. Net cash proceeds of $4.8 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first nine months of fiscal 2015. The Company completed asset purchases totaling $6.6 million in the first nine months of the year for two acquisitions (see Note 7 in the notes to Interim Consolidated Financial Statements). The Company also spent $6.9 million for property, equipment and other non-current assets in the first nine months of 2015.

Accounts receivable increased by $1.0 million, or 1.9%, for the first nine months of the year, due primarily to the increase in revenues. Inventories increased by $3.9 million, or 7.7%, compared to May 31, 2014 levels, and were $1.6 million higher than November 30 levels, primarily the result of volume purchases made at calendar year end to meet purchase commitments and secure favorable pricing. The Company has programs in place at each operating unit which are focused on minimizing inventory levels and increasing inventory turns.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at February 28, 2015, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. The Company also could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. Dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar, the British pound sterling, the euro, the Mexican peso, and the Brazilian real. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, Brazil, Mexico, and China, where the functional currency is the British pound sterling, Brazilian real, Mexican peso, and Chinese yuan, respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2015 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended February 28, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: April 1, 2015

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: April 1, 2015

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)