Form 10-K
period 2015-05-31
NEOGEN CORP
filed 2015-07-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price on November 30, 2014 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,638,000,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 37,134,369 on June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 1, 2015 annual meeting of shareholders is incorporated by reference into part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management’s expectations regarding new product introductions; the adequacy of the Company’s sources for certain components, raw materials and finished products; and the Company’s ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in ITEM 1A. RISK FACTORS and under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, and Future Operating Results.

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

Neogen Corporation and its subsidiaries (Neogen or the Company) develop, manufacture and market a diverse line of products dedicated to food and animal safety. The Company’s Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., dehydrated culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The diagnostic test kits are generally less expensive, easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the tests are disposable, single-use, immunoassay and DNA detection products that rely on the Company’s proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. The Company’s expanding line of food safety products also includes bioluminescence-based diagnostic technology.

Neogen’s Animal Safety segment is engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals, diagnostic products and genomic testing services for the worldwide animal safety market. The majority of these consumable products are marketed through a network of national and international distributors, as well as a number of large farm supply retail chains in the United States and Canada. The Company’s USDA-licensed facility in Lansing, Michigan, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. The Company’s line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products.

Neogen’s products are marketed by Company sales personnel in North America, the United Kingdom and other parts of Europe, Mexico, Brazil and China, and by distributors throughout the rest of the world.

Management’s vision is for Neogen to become a world leader in the development and marketing of products dedicated to food and animal safety. To meet this vision, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and product lines; (iii) expanding international sales; and (iv) acquiring businesses and forming strategic alliances. While each of the elements of the strategy is important over the long term, the Company has been historically successful at acquiring products and/or businesses; accordingly the Company maintains an active acquisition program to identify and capitalize on opportunities as they arise.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include: Corporate: Neogen®, Neogen flask logo®, Food Safety: AccuClean®, AccuPoint®, AccuScan®, Acumedia®, Agri-Screen®, Alert®, ANSR®, BetaStar®, BioLumix®, Centrus®, F.A.S.T. ®, GeneQuence®, GENE-TRAK®, ISO-GRID®, NeoCare™, NeoColumn™, NeoFilm®, NeoSeek™, NEO-GRID®, Penzyme®, Reveal®, Revive®, Soleris®, Veratox®, Simple. Accurate. Supported. Food Safety SolutionsSM; Life Sciences: Alert®, K-Blue®, K-Blue Substrate®, K-Gold®, NeoSal™; Animal Safety: Aero-ssault™, Ag-Tek®, AluShield™, BotVax®, BreederSleeve®, Calf Eze™, Chem-Tech, Ltd™, Chem-Tech’s CT logo™, Cowboy Syringe®, CT-511®, Cykill™, D3™, DC&R®, DeciMax®, Di-Kill®, Dr. Frank’s®, Dy-Fly®, ElectroJac®, ELISA Technologies®, EqStim®, EquiSleeve®, E-Z Bond™, E-Z Catch®, Final-Fly-T®, Fly-Die Defense™, Fura-Zone®, Gold Nugget®, Horse Sense®, Ideal®, ImmunoRegulin®, Insectrin®, Insight™, Jolt®, LD-44®, LD-44T™, MaxiSleeve®, MegaShot™, MycAseptic™, NeedleGard™, NFZ™, One Bad Cat®, PanaKare™, Parvosol®, PolyPetite™, PolyShield™, PolySleeve®, Poridon®, Prima®, Prima Marc™, Prima Tech®, Prima Tech logo®, Pro-Fix®, Pro-Flex®, Pro-Shot™, PRO-TECT 6 MIL®, PRO-TECT 6 MIL logo®, Prozap®, Prozap stylized mark™, PY-75™, Ramik®, RenaKare™, Rodent Elimination Station™, Rodex™, Rot-Not™, Safe-T-Flex™, Spectrasol™, Spec-Tuss™, Squire®, Stress-Dex®, SureBond®, SureKill®, SyrVet®, SyrVet logo®, ThyroKare™, TopHoof™, Tri-Hist®, Tri-Seal™, Tryad®, Turbocide®, Turbocide Gold®, Udder Shield®, Uniprim®, UriCon®, UriKare™, VAP-5™, VAP-20™, Vet-Tie™, Vita-15™, War Paint®, We keep ‘em movin’®, Zipcide®; BioSentry Brands: Acid-A-Foam™, AquaPrime®, BioCres™, BioPhene™, BioQuat™, Chlor-A-Foam™, GenQuat™, X-185™; Agrigenomics: GeneSeek®, Genomic Profiler™, Genomic Solutions for Food Security®, Igenity®, Igenity logo®, SeekGain™, SeekSire™, SeekTrace™; Logotypes: BioSentry barn logo®, BioSentry chicken logo®, BioSentry pig logo®, SyrVet circular design®, TurboCide®.

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

The majority of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. The Company’s ability to produce high quality antibodies sets its products apart from immunoassay test kits produced and sold by other companies. The Company’s kits are available in microwell formats, which allow for automated and rapid processing of a large number of samples, and lateral flow and other similar devices that provide distinct visual results. Typically, test kits use antibody-coated test devices and chemical reagents to indicate a positive or negative result for the presence of a target substance in a test sample; the simplicity of the tests makes them accessible to all levels of food producers, processors and handlers.

The Company’s kits are generally based on internally developed technology, licensed technology, or technology that is acquired in connection with acquisitions. In fiscal 2015, the Food Safety segment incurred royalty expense totaling $1,276,000 for licenses and royalties for technology used in the Company’s products, including expense of $359,000 for licenses related to the dairy antibiotics product line, $608,000 for allergen products and $123,000 for the pathogen product line. Generally, the Company’s royalty rates are in the range of 2% to 10% of revenues on products containing the licensed technology. Some licenses involve technology that is exclusive to Neogen’s use while others are nonexclusive and involve technology licensed to multiple licensees.

Neogen’s test kits are used to detect potential hazards in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies.

Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of Neogen’s ANSR and Reveal tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Grain producers and processors of all types and sizes use the Company’s Veratox, Agri-Screen, Reveal and Reveal Q+ tests for mycotoxins, including aflatoxin, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2/HT-2 toxin, to help ensure product safety and quality. The world’s largest producers of cookies, crackers, candy, ice cream, and many other foods, use the Company’s Veratox, Alert, Reveal, Reveal 3-D and BioKits testing products for food allergens to help protect their food-allergic customers from the inadvertent contamination of products with food allergens, such as peanut, milk, egg, almond, gliadin (gluten), soy, and hazelnut residues.

Dairies are the primary users of Neogen’s BetaStar, BetaStar Combo, BetaStar 4D and Penzyme diagnostic tests to detect the presence of beta-lactam and tetracycline antibiotics in milk. The presence of these drugs in milk is a public health hazard and an economic risk to processors as it limits the milk’s further processing.

Neogen’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; chloramphenicol, a banned antibiotic in most of the world, but still used by some shrimp farmers to improve the yield of their product; sulfite, an effective but potentially allergenic shrimp preservative; and shellfish toxins.

Neogen also offers other test methods and products to complement its immunoassay tests. Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method which exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s pathogen detection method provides DNA-definitive results in a fraction of the time of other molecular detection methods on the market today. ANSR is designed for use in food and pet food production facilities, and laboratories that serve those industries.

Neogen’s Soleris and BioLumix products are used by food processors to identify the presence of spoilage organisms (e.g., yeast and mold) and other microbiological contamination.

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

Revenues from Neogen’s Food Safety segment accounted for 46.5%, 47.0% and 51.2% of the Company’s total revenues for fiscal years ended May 31, 2015, 2014 and 2013, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s Animal Safety segment is primarily engaged in the development, manufacture and marketing of pharmaceuticals, rodenticides, disinfectants, vaccines, veterinary instruments, topicals, diagnostic products and genomics services.

Animal Safety’s NeogenVet product line provides innovative, value-added, high quality products to the veterinary market. Top NeogenVet products include PanaKare, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; and RenaKare, a supplement for potassium deficiency in cats and dogs. Other products sold under the NeogenVet brand include Vita-15 and Liver 7, which are used in the treatment and prevention of nutritional deficiencies in horses. The Company also manufactures Uniprim, a leading veterinary antibiotic, which was purchased in fiscal 2013.

Neogen manufactures and markets a comprehensive line of agricultural biosecurity products, including the brands Ramik and Havoc rodenticides, and cleaners and disinfectants used in animal and food production facilities, including DC&R, 904 Disinfectant, Acid-A-Foam, and FarmFluid S. The products also have potential for use in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi and viruses.

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

Neogen markets a broad line of veterinary instruments and animal health delivery systems under the Ideal brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s patented detectable needle product lines are stronger than conventional veterinary needles, and are uniquely detectable by common meat processing facility metal detectors — a big market advantage in the safety-conscious beef and swine industries.

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

In July 2013, Neogen acquired the assets of SyrVet Inc., a veterinary instrument business and important supplier to farmers, ranchers and veterinarians in more than 30 countries worldwide. SyrVet’s product line ranges from animal handling products to sophisticated supplies for artificial insemination, and it has significant shelf space in major farm store suppliers throughout the U.S. The majority of SyrVet’s products are used in the production of food animals; however, its Horse Sense product line provides a wide array of tack products to the professional equine market.

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

Neogen also has several products used by researchers for the detection of biologically active substances. These products include tests for cyclic nucleotides, hormones, leukotrienes, prostaglandins and steroids. Marketed under the trademarks of K-Blue and K-Gold, Neogen offers proprietary substrates that it uses in its own testing products, and that are sold to other diagnostic test kit manufacturers.

Neogen’s GeneSeek agricultural genomics testing laboratory employs high-resolution DNA genotyping for identity and trait analysis in a variety of important animal and agricultural plant species. Through the use of single nucleotide polymorphism (SNP) discovery and analysis, GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases, primarily in large-herd beef and dairy cattle, swine, poultry and sheep producers. The Company’s Igenity bioinformatics system identifies the animal’s positive or negative traits.

Many of the genomics services use licensed technology. Animal Safety incurred royalty expense totaling $913,000 for licenses and royalties in fiscal 2015 for technology used in the segment’s products and services, including expense of $589,000 for licenses related to the genomics services line.

Revenues from Neogen’s Animal Safety segment accounted for 53.5%, 53.0% and 48.8% of the Company’s total revenues for fiscal years ended May 31, 2015, 2014 and 2013, respectively.

GENERAL SALES AND MARKETING

Neogen is organized under two segments — Food Safety and Animal Safety. Within these segments, the Company’s sales efforts are generally organized by specific markets, rather than by products or geography. During the fiscal year that ended May 31, 2015, the Company had approximately 20,000 customers for its products. Since many customers for animal safety products are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of the Company’s products is considerably greater than 20,000. As of May 31, 2015, a total of 272 employees were assigned to sales and marketing functions within the Company, compared to 255 at the end of May 2014. During the years ended May 31, 2015, 2014 and 2013, no single customer or distributor accounted for 10% or more of the Company’s revenues.

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

ANIMAL SAFETY

Neogen markets a broad range of pharmaceuticals, vitamin injectables, wound care products, topicals, instruments, genomics services and biologicals to the ethical veterinary market. The product range is focused on the food (e.g., cattle, swine and poultry) and companion (e.g., horses, dogs and cats) animal markets. Neogen’s sales group works directly with veterinarians, clinics and universities and markets through established ethical distributors by supporting the efforts of over 1,000 domestic distributor sales representatives calling on 35,000 plus veterinarians. Neogen further supports its veterinary distribution channel through product training, field support, promotions and technical service.

The Company believes the OTC animal health market offers growth opportunities for Neogen and its products. Neogen offers a broad range of products including well-recognized brands of rodenticides, disinfectants, insecticides, instruments and horse care products. To reach the OTC market, Neogen’s sales team works with a large network of animal health distributors including marketing groups, traditional two-step distributors, catalogers and large retail chains. Support includes product training, field support, planogram solutions, promotions and advertising. The Company’s agricultural genomics laboratory, GeneSeek, provides commercial lab services direct to large-herd beef and dairy cattle, swine, poultry and sheep producers, universities and other research organizations, and various livestock and canine breed associations.

INTERNATIONAL SALES AND MARKETING

Neogen maintains five Company-owned locations outside of the United States and Canada to provide a direct presence in regions of particular importance to the Company, and maintains an extensive network of distributors to reach countries where the Company does not have a direct presence.

Neogen Europe, Ltd., located in Ayr, Scotland, provides the Company access to the European Union (E.U.), and sells products and services to its network of customers and distributors throughout the E.U. Customers in the United Kingdom, France, Germany and the Netherlands are served by Company employees. Other European region customers are generally serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s research and development continue to be a strong asset in the development of products tailored to meet the unique requirements of the European market.

The Company’s subsidiary in Mexico, Neogen Latinoamérica, is headquartered in Mexico City and distributes Neogen’s products throughout Mexico and Central America. Neogen Latinoamérica manages the Company’s business activities throughout the region to animal and crop producers, and food processors.

Neogen’s subsidiary in Brazil, Neogen do Brasil (Neogen of Brazil), is headquartered near São Paulo, and distributes Neogen’s products throughout Brazil. Brazil is one of the world leaders in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar, and orange juice, and this operation gives the Company direct sales representation to these important markets.

In December 2014, Neogen acquired the food safety and veterinary genomic assets of its Chinese distributor, Beijing Anapure BioScientific Co., Ltd. (Anapure). Anapure had been a distributor of Neogen’s food safety products for more than 10 years, and had also offered Neogen’s veterinary genomic services. China’s burgeoning middle class, with its rapidly growing demand for higher quality meat and dairy products, makes the country a substantial growth opportunity for Neogen products — both for animal production on the country’s farms, and in processing plants throughout China’s food processing and distribution industry. Neogen will continue to operate from its existing administrative office in Shanghai, while also maintaining a sales office and lab space in Beijing.

In June 2015, Neogen acquired the assets of Sterling Test House, a leading commercial food testing laboratory based in southwest India, to serve as a base for the Company’s new operations in India. Sterling Test House was incorporated in 1990, and its business has grown to include virtually all of the food safety and water quality testing for major hotels and restaurants in its home region, as well as safety and quality analysis for the country’s expanding nutraceutical market, and growing food export businesses. The laboratory is located in Cochin in the state of Kerala, which is India’s leading region for the export of spices, tea, and fresh fruits and vegetables.

Neogen’s dairy antibiotics diagnostic products are distributed outside of North America, Brazil and China by Denmark based Chr. Hansen, an international supplier of natural ingredient solutions for the food, health and nutritional industries.

Animal Safety has a strong presence in several key international markets with rodenticides, disinfectants, instruments, diagnostics and veterinary products. Utilizing Company personnel in Brazil, Mexico and China as well as in-country distributors and U.S.-based exporters, these markets include Canada, Mexico and Central America, South America, the Caribbean, Australia, Europe and Asia.

Outside of the Company locations mentioned above, Neogen uses its own sales managers to work closely with and coordinate the efforts of a network of approximately 120 distributors in more than 100 countries. The distributors provide local training and technical support, perform market research, and promote Company products within designated countries around the world.

GENERAL:

Sales to customers outside the United States accounted for 36.7%, 38.8% and 40.1% of the Company’s total revenues for fiscal years ended May 31, 2015, 2014 and 2013, respectively.

Some risks associated with export sales and foreign operations include the need for regulatory approvals, possible disruptions of product delivery, the differing product needs of foreign customers, dependence on distributors to support customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

RESEARCH AND DEVELOPMENT

Management maintains a strong commitment to Neogen’s research and development activities. The Company’s product development efforts are focused on the enhancement of existing product lines and in the development of new products that fit its business strategy. As of May 31, 2015, the Company employed 75 individuals in its worldwide research and development group, including immunologists, chemists and microbiologists. Research and development costs were approximately $9.6 million, $8.3 million and $7.8 million representing 3.4%, 3.4% and 3.7% of total revenues in fiscal years 2015, 2014 and 2013, respectively. Management currently expects the Company’s future research and development expenditures to approximate 3% to 5% of total revenues.

Neogen has ongoing development projects for new diagnostic tests and other complementary products for both the food safety and animal safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2016 to 2018.

Portions of certain technologies utilized in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with affiliated partnerships, independent scientists, governmental units, universities and other third parties. The Company has entered into agreements with these parties that provide for the payment of license fees and royalties based upon sales of products that utilize the pertinent technology. License fees and royalties expensed under these agreements amounted to $2,189,000, $2,278,000 and $1,837,000 in fiscal years 2015, 2014 and 2013, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Neogen uses trade secrets as proprietary protection in many of its food and animal safety products. In many cases, the Company has developed unique antibodies capable of detecting microorganisms and residues at minute levels. The proprietary nature of these antibodies may offer better protection than the filing of patents. Such proprietary reagents are maintained in secure facilities and stored in more than one location to reduce exposure to complete destruction by natural disaster or other means.

Patent and trademark applications are submitted whenever appropriate. Since its inception, Neogen has acquired and received numerous patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 24 years.

A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens & Drug Residues	2	41	2018-2038
Bacterial & General Sanitation	19	10	2016-2028
Life Science	0	7	2024
Vaccine	2	0	2018-2028
Veterinary Instruments & Other	12	34	2015-2039
Genomics	8	1	2016-2029

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

Neogen utilizes third-party validations on many of its disposable test kits as a marketing tool to provide its customers with the proper assurances. These include validation by the AOAC International, independently administered third-party, multi-laboratory collaborative studies and approvals by the U.S. Federal Grain Inspection Service and the USDA Food Safety Inspection Service for the use of Company products in their operations.

PRODUCTION AND SUPPLY

Neogen manufactures its products in Michigan, Kentucky, Wisconsin, North Carolina, Iowa and Scotland and provides genomic services in Nebraska. As of May 31, 2015, there were approximately 486 full-time employees assigned to manufacturing and providing of services in these locations, operating on one or two shifts; with occasional 24/7 production during high demand periods. Future demand increases could be accommodated by adding shifts. Management believes it could increase the current output of its primary product lines by more than 50% using the current space available; to do so could require investment in additional capital equipment.

Manufacturing of diagnostic tests for detection of natural toxins, pathogens, food allergens, spoilage organisms and pesticides, final kit assembly, quality assurance and shipping all take place in the Company’s facilities in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in the Company’s immunology laboratories in Lansing. Manufacturing of diagnostic tests for the presence of dairy antibiotics in milk is completed in the Company’s Lansing facilities. Generally, final assembly and shipment of diagnostic test kits to customers in Europe are performed in the Company’s Ayr, Scotland facility.

Assembly and shipment of electronic readers and disposable single-use samplers takes place in the Company’s facilities in Lansing. Soleris instrument readers are produced by third party vendors, quality tested in Lansing, and then shipped to customers.

Dehydrated culture media products are manufactured in a FDA-registered facility in Lansing. Products are blended following strict formulations or custom blended to customer specification and shipped directly to customers from Lansing.

Manufacturing of animal health products, pharmacological diagnostic test kits and test kits for drug residues takes place in the Company’s FDA-registered facilities in Lexington, Kentucky. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products and veterinary instruments that are purchased finished or that are toll manufactured by third party vendors are warehoused and shipped from the Company’s Lexington facility. Other veterinary instruments are produced in the Company’s facilities in Lansing, and are generally then shipped to Lexington, for distribution to customers.

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

Neogen offers agricultural genomics laboratory services and bioinformatics at its GeneSeek location in Lincoln, Nebraska. Through its laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep, poultry, horses and dogs), GeneSeek empowers its customers to speed genetic improvement efforts, as well as identify economically important diseases. The Company purchased and renovated a building during fiscal 2014 to meet its current and future needs.

Products acquired in the November 2013 acquisition of Prima Tech continue to be manufactured in a facility in Kenansville, North Carolina. These include devices used for animal injections, topical applications and oral administration.

Chem-Tech Ltd. manufactures insecticides and other pesticides at its facility in Pleasantville, Iowa.

Neogen purchases component parts and raw materials from more than 700 suppliers. Though many of these supplies are purchased from a single source in order to achieve the greatest volume discounts, the Company believes it has identified acceptable alternative suppliers for most of its key components and raw materials where it is economically feasible to do so. There can be no assurance that the Company would avoid a disruption of supply in the event a supplier discontinues shipment of product. Shipments of products are generally accomplished within a 48-hour turnaround time. As a result of this quick response time, Neogen’s backlog of unshipped orders at any given time has historically not been significant.

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

FOOD SAFETY:

With a large professional sales organization offering a comprehensive catalog of food safety solutions, management believes the Company maintains a general competitive advantage over competitors offering only limited product lines. In most cases, Neogen sales and technical service personnel can offer unique insight into a customer’s numerous safety and quality challenges, and offer testing and other solutions to help the customer overcome those challenges.

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

Besides its extensive product offerings and robust distribution network, the Company focuses its competitive advantage in the areas of customer service, product performance and speed and ease of use of its products. Additionally, by aggressively maintaining itself as a low-cost producer, Neogen believes that it can be competitive with new market entrants that may choose a low pricing strategy in an attempt to gain market share.

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

Within the insecticide market, Chem-Tech products specifically focus on the area of insect control for food and animal safety applications. There are several competitors offering similar products, however, the Company has a proprietary formulation chemistry that optimizes the delivery and safe application of insecticides at the customer’s location. These products are currently only sold in the U.S. through a combination of direct sales and distributors.

Several companies compete for sales in the cleaner and disinfectant product segment. Neogen’s products are sold through its distributor network around the world, primarily to assist in the cleaning and disinfecting of animal production facilities.

In addition to the Company’s extensive portfolio of Animal Safety products, Neogen also competes in the retail market by providing solutions to common retail problems, such as stock outs, wasted floor space and inconsistent brand identity. The Company offers planograms and reordering systems to maximize turns and profitability for its retail customers.

GeneSeek, the leading commercial agricultural genomics laboratory in the U.S., employs cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through selective breeding of traits such as disease resistance and meat quality. Competition comes mainly from service providers whose primary focus is the human and pharmaceutical industries, as well as several smaller companies offering genomics services. GeneSeek is not involved in cloning or the development of transgenic animals.

GOVERNMENT REGULATION

A significant portion of Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture, the Environmental Protection Agency, and the U.S. Food and Drug Administration. Changes in these regulations could affect revenues and/or costs of production and distribution.

Neogen’s development and manufacturing processes involve the use of certain hazardous materials, chemicals and compounds. Management believes that the Company’s safety procedures for handling and disposing of such commodities comply with the standards prescribed by local, state and federal regulations; however, changes in such regulations or rules could involve significant costs to the Company and could be materially adverse to its business.

The rodenticides, insecticides, cleaners, disinfectants and sanitizers manufactured and distributed by Neogen are subject to Environmental Protection Agency and various state regulations. In general, any international sale of the product must also comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements (e.g., label in the language of the importing country). To the best of the Company’s knowledge, Neogen products are in compliance with applicable regulations in the countries where such products are sold.

Dairy products used in National Conference on Interstate Milk Shipments (NCIMS) and other milk monitoring programs are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with the FDA approved protocol administered by AOAC Research Institute (AOAC RI). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. The Company’s BetaStar U.S. dairy antibiotic residue testing product has been approved by the FDA, NCIMS, and AOAC RI. While some foreign countries accept AOAC RI approval as part of their regulatory approval processes, many countries have their own regulatory processes.

Many of the food safety diagnostic products to detect allergens and spoilage organisms do not require direct government approval. However, the Company has pursued AOAC approval for many of the products to enhance their marketability. Products for mycotoxin detection, which are used by federal inspectors, must be approved by the USDA. Neogen has obtained and retained the necessary approvals to conduct its current operations.

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

EMPLOYEES

As of May 31, 2015, the Company employed 1,062 full-time persons worldwide. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems, and management believes that its relationship with its employees is generally good. Employees having access to proprietary information have executed confidentiality agreements with the Company.

ITEM 1A.	RISK FACTORS

An investment in Neogen Corporation’s common shares involves a high degree of risk. The risks described below are not the only ones that an investor faces. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.

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

In addition, if we continue to experience growth in our business, such growth could place a significant strain on our management, customer service, operations, sales and administrative personnel, and other resources. To serve the needs of our existing and future customers we will be required to recruit, train, motivate and manage qualified employees. We have incurred and will continue to incur significant costs to retain qualified management, sales and marketing, engineering, production, manufacturing and administrative personnel, as well as expenses for marketing and promotional activities. Our ability to manage our planned growth depends upon our success in expanding our operating, management, information and financial systems, which might significantly increase our operating expenses.

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

We manufacture our products at several manufacturing facilities located in Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Kenansville, North Carolina; Pleasantville, Iowa; and Ayr, Scotland. We offer genomics services from a facility located in Lincoln, Nebraska. These facilities and our distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at greater risk that our operations will be harmed by a catastrophic loss.

Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results.

We rely on third party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. In addition, we currently purchase some raw materials and products from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. Problems with suppliers could negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs or damage our reputation with our customers.

We rely heavily on third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies, such as Federal Express, UPS and DHL. We also ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If one or more of these third party package delivery providers were to experience a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of our third party package delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

Our business sells many products through distributors, which presents risks that could negatively affect our operating results.

We sell many of our products outside of the U.S. through distributors. As a result, we are dependent on these distributors to sell our products and assist us in promoting and creating a demand for our products outside the U.S. Our distributors sometimes offer products from several different companies, and certain of our distributors may carry our competitors’ products and promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling and supporting our products. We cannot assure that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell and support our products effectively. We may rely on one or more key distributors for a product or region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. In addition, violations of anti-corruption laws or similar laws by our distributors could have a material impact on our business, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failing to manage the risks associated with our use of distributors outside of the U.S. may reduce sales, increase expenses and weaken our competitive position, which could have a negative effect on our operating results.

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

In fiscal 2015, sales to customers outside of the United States accounted for 36.7% of the Company’s total revenue. We expect that our international business will continue to account for a significant portion of our total revenue. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which the Company’s current products do not comply. Our potential inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to our sales to customers outside of the United States include possible disruptions in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, changes in import duties and quotas and unexpected economic and political changes in foreign markets. These factors could adversely affect international sales and our overall financial performance.

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

Our primary customers are in the agricultural and food production industries. Economic conditions affecting agricultural industries are cyclical and are dependent upon many factors outside our control, including weather conditions or changes in consumption patterns or commodity prices. Any of these factors in the agricultural marketplace could affect our sales and overall financial performance.

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

A portion of our products and facilities are regulated by various domestic and foreign government agencies, including the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Environmental Protection Agency. Although less than 10% of our revenue is currently derived from products requiring government approval prior to sale, a significant portion of our revenue is derived from products used to monitor and detect the presence of residues that are regulated by various government agencies. Furthermore, the Company’s growth may be adversely affected by the implementation of new regulations. The Company is not aware of any failures to comply with applicable laws and regulations although there can be no assurance that the costs of compliance or failure to comply with any obligations would not impact the business negatively.

We are dependent on key employees.

Our success depends, in large part, on members of our management team. Our loss of any of these, or other, key employees could have a material adverse effect on the Company. We maintain certain incentive plans for key employees, and most of these employees have been with the Company in excess of five years. However, we have not executed long-term employment agreements with any of these employees and do not expect to do so in the foreseeable future. Our success also depends, significantly, on our ability to continue to attract such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

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

Neogen owns fifteen separate buildings located throughout Lansing, Michigan, totaling 275,500 square feet. These buildings are used for corporate offices, including accounting and human resources, manufacturing and warehousing of food safety products, food safety sales and marketing, and research and development. Two of the buildings are recent purchases that are currently being remodeled to support future expansion.

Animal Safety sales and marketing, diagnostic test kit manufacturing, warehousing and distribution of certain Animal Safety products takes place from an 82,000 square foot Company owned facility at 944 Nandino Drive in Lexington, Kentucky. In addition, the Company owns a 128,000 square foot office, manufacturing and warehouse facility located at 1847 Mercer Road in Lexington, utilized for its Animal Safety operations. Animal Safety currently occupies approximately 118,000 square foot of the facility; the remainder is occupied by a tenant who will be vacating the building by the end of the first quarter of fiscal 2016.

The Company rents 26,000 square feet at a manufacturing facility in Kenansville, North Carolina at a monthly cost of $4,240. The lease automatically renews annually but can be terminated with six months’ notice. The Company manufactures veterinary devices and warehouses product at this location.

The Company manufactured Uniprim, a veterinary antibiotic, in rented space in Fort Collins, Colorado, since the product was acquired in October 2013. During the fall of 2014, manufacturing operations were moved to the Company’s FDA-registered facility in Lexington and the Fort Collins lease was terminated in December 2014.

Food Safety researchers occupy 7,000 square feet of space in St. Joseph, Michigan. Originally occupied by International Diagnostics Systems Inc., this space now houses research and development labs at a monthly cost of $6,500. The lease extends through May 2016.

Neogen Europe Ltd. operations take place in a 38,000 square foot facility in Ayr, Scotland, which the Company purchased in 2010. The facility is adjacent to the campus of the Scottish Agricultural College. In fiscal 2013, the Company purchased an additional 36,000 square foot facility that is adjacent to the existing operations.

Rodenticide and disinfectant manufacturing and warehousing is conducted in 113,000 square feet of Company owned buildings at 110 Hopkins Drive in Randolph, Wisconsin.

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

Neogen do Brasil rents 11,000 square feet of office and warehouse space near Sao Paulo, Brazil at a cost of approximately $2,500 per month. The lease extends to May 2021.

Neogen Latinoamerica rents 27,000 square feet of office and warehouse space in Mexico City, Mexico for approximately $11,000 per month. The lease extends to November 1, 2018.

Neogen China rents 700 square feet of office and warehouse space in Shanghai at a cost of $2,200 per month. The lease extends to April 2016. Neogen China also rents 350 square feet of office and lab space in Beijing at a cost of $1,200 per month. The lease extends to May 2016.

Neogen occupied 7,000 square feet in Ann Arbor, Michigan beginning in October 2014, effective with the BioLumix acquisition. The rent for this office and manufacturing space was $5,700 per month. Manufacturing and sales functions were moved to Lansing in May and this lease was terminated effective June 15, 2015.

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

	HIGH	LOW

YEAR ENDED MAY 31, 2015

First Quarter	$45.06	$36.78
Second Quarter	$44.65	$39.23
Third Quarter	$51.63	$43.08
Fourth Quarter	$51.21	$42.37

YEAR ENDED MAY 31, 2014

First Quarter	$39.44	$35.25
Second Quarter	$50.87	$36.13
Third Quarter	$50.88	$39.44
Fourth Quarter	$47.08	$36.31

HOLDERS:

As of July 30, 2015, there were approximately 298 stockholders of record of Common Stock that management believes represents a total of approximately 11,000 beneficial holders.

DIVIDENDS:

Neogen has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

The graph below matches Neogen Corporation’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2010 to May 31, 2015.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	5/10	5/11	5/12	5/13	5/14	5/15
Neogen Corporation	100.00	174.41	151.46	211.86	220.48	272.70
NASDAQ Composite	100.00	126.79	129.65	161.38	201.71	241.78
Nasdaq Medical Equipment	100.00	120.79	122.48	136.73	144.44	179.99

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In December 2008, the Board of Directors authorized management to repurchase up to a total of 1,125,000 shares of its common stock in open market transactions. The Company made no purchases of common stock in fiscal 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Neogen for each of the five fiscal years ended May 31, 2015. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	Years Ended May 31
(In thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement Data:
Food Safety Revenues	$131,479	$116,290	$106,158	$91,104	$85,514
Animal Safety Revenues	151,595	131,115	101,370	92,942	87,169

Total Revenues	283,074	247,405	207,528	184,046	172,683
Cost of Revenues	143,389	124,807	98,034	91,621	84,891
Sales and Marketing	51,757	46,432	40,791	35,026	30,020
General and Administrative	25,233	24,449	20,216	17,024	15,112
Research and Development	9,577	8,326	7,781	6,636	6,825

Operating Income	53,118	43,391	40,706	33,739	35,835
Other Income (Expense)	(1,042)	(360)	435	100	(640)

Income Before Income Taxes	52,076	43,031	41,141	33,839	35,195
Provision for Income Taxes	18,500	15,000	14,100	11,450	12,400

Net Income	33,576	28,031	27,041	22,389	22,795
Net (Income) Loss Attributable to Noncontrolling Interest	(49)	127	149	124	44

Net Income Attributable to Neogen	$33,527	$28,158	$27,190	$22,513	$22,839

Net Income per Share (basic)(1)	$0.91	$0.77	$0.76	$0.64	$0.66
Net Income per Share (diluted)(1)	$0.90	$0.76	$0.75	$0.62	$0.64
Weighted Average Shares Outstanding (diluted)(1)	37,444	37,267	36,491	36,029	35,687

	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and Cash Equivalents and Marketable Securities	$114,164	$76,496	$85,369	$68,645	$56,083
Working Capital(2)	205,739	163,779	150,728	123,962	104,705
Total Assets	392,181	345,301	290,558	251,600	219,662
Long-Term Debt	0	0	0	0	0
Total Equity	350,963	306,300	258,287	219,054	188,978

(1)	On October 30, 2013, the Company paid a 3-for-2 stock split affected in the form of a dividend of its common stock. All share and per share amounts have been adjusted to reflect the stock split as if it had taken place at the beginning of the period presented.

(2)	Defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

Revenue from products and services is recognized when the product has been shipped or the service performed, the sales price is fixed and determinable, and collection of any receivable is probable. To the extent that customer payment has been received before all recognition criteria are met, these revenues are initially deferred and later recognized in the period that all recognition criteria have been met. Customer credits for sales returns, pricing and other disputes, and other related matters (including volume rebates offered to certain distributors as marketing support) represent approximately 3% of reported net revenue for each period presented.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over 5 to 25 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the Company’s qualitative assessment concludes that it is more likely than not that an impairment exists, or the Company skips the qualitative assessment, then the Company performs a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset indicate that the carrying amount of the asset may not be recoverable. In such an event, fair value is determined using discounted cash flows and if lower than the carrying value, impairment is recognized through a charge to operations.

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

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model applied by the Company is able to handle some of the specific features included in the options granted, which is the reason for its use. If a different model were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model applied and the inputs used. Further information on the Company’s equity compensation plans, including inputs used to determine fair value of options, is disclosed in Notes 1 and 5 to the consolidated financial statements.

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

The Company’s foreign subsidiaries are comprised of Neogen Europe (wholly-owned subsidiary), Neogen Latinoamerica (90% owned subsidiary), Neogen do Brasil (90% owned subsidiary) and Neogen China (wholly-owned subsidiary). Based on historical experience, as well as the Company’s future plans, earnings from these subsidiaries are expected to be re-invested indefinitely for future expansion and working capital needs. Furthermore, the Company’s domestic operations have historically produced sufficient operating cash flow to mitigate the need to remit foreign earnings. On an annual basis, the Company evaluates the current business environment and whether any new events or other external changes might require a re-evaluation of the decision to indefinitely re-invest foreign earnings. At May 31, 2015, unremitted earnings of the foreign subsidiaries were $24,423,000.

RESULTS OF OPERATIONS

Executive Overview

Neogen Corporation had total revenue of $283.1 million in fiscal 2015, a 14% increase compared to fiscal 2014 revenues of $247.4 million. Net income attributable to Neogen increased 19% to $33.5 million, or $0.90 per fully diluted share, compared to $28.2 million, or $0.76 per fully diluted share, in fiscal 2014. Cash flow from operations for fiscal 2015 was $43.8 million compared to $21.7 million in fiscal 2014.

The Company’s Food Safety segment revenues were $131.5 million in fiscal 2015, a 13% increase compared to the prior fiscal year. Animal Safety segment revenues increased $20.5 million, or 16%, to $151.6 million in fiscal 2015 as compared to fiscal 2014. Revenue increases were aided by recent acquisitions the Company completed in fiscal 2014 and fiscal 2015, which added revenue totaling $17.1 million during the fiscal 2015 year. Prior fiscal year acquisitions include SyrVet in July 2013, Prima Tech in November 2013, and Chem-Tech in January 2014. In fiscal 2015, the Company acquired BioLumix (October 2014), a manufacturer and marketer of products to detect spoilage organisms in dietary supplements, nutraceuticals and cosmetics. These products are complementary to the Company’s existing Soleris product line. Excluding revenues from these acquisitions, organic sales growth for fiscal 2015 was 10% for the Food Safety segment and 6% for the Animal Safety segment, each compared to the prior fiscal year.

International sales were $103.9 million in fiscal 2015, an increase of 8% compared to the prior fiscal year. Sales growth in the Company’s international operations was tempered due to the strength of the U.S. dollar, which rose during the year against all of the currencies in which the Company conducts business. Neogen Europe had an increase of 9% for fiscal 2015 (11% in local currency), compared to the prior year, while Neogen do Brasil revenues declined 3% for the year (but increased 12% in local currency). Neogen China increased revenues significantly in fiscal 2015, albeit off of a small base. Neogen Latinoamerica recorded a revenue increase of 151% for the year (175% in local currency), benefitting from the transfer of certain Animal Safety customers and revenues in Mexico and Central America from the Company’s sales personnel based in the U.S., in an effort to better serve customers located in those geographic areas. After adjusting for the impact of the revenue transfer from Animal Safety to Food Safety at Neogen Latinoamerica, overall organic sales growth for fiscal 2015 was 4% for the Food Safety segment and 10% for the Animal Safety segment.

Expressed as a percentage of total sales, international sales in fiscal 2015 were 36.7% compared to 38.8% in fiscal 2014. This decline as a percentage of sales was due in part to the strength of the U.S. dollar, which reduced comparative revenues in the local currency when converted to dollars; international sales were negatively impacted by $3.6 million for fiscal 2015. The Chem-Tech acquisition, which was entirely domestic sales, and lower volumes of drug residue test kits into Eastern Europe due to product launch delays, also reduced the overall proportion of international revenues.

Service revenue was $35.1 million in fiscal 2015, an increase of 27% compared to prior year revenues of $27.7 million. The increase for the year was primarily due to increased sales of new proprietary genomic offerings developed for the beef and dairy cattle and pork industries for both domestic and international customers, with particular strength in Europe. GeneSeek also benefitted from new ongoing business with a large customer in the poultry industry and one-time research work in the canine industry.

Gross margins were 49.4% in fiscal 2015, versus 49.6% in fiscal 2014. The slight decrease was the result of lower margins on certain international sales in the Food Safety segment resulting from adverse currency impacts caused by the strong U.S. dollar and product mix changes within Food Safety, offset partially by improved product mix and efficiency gains in the Animal Safety segment. Operating expenses rose 9% in fiscal 2015 compared to 2014; expressed as a percentage of revenues operating expenses decreased from 32.0% in fiscal 2014 to 30.6% in fiscal 2015, as the Company controlled its expense growth and continued to achieve efficiencies and savings with the successful integration of recent acquisitions into its operations.

REVENUES

	Year Ended
(dollars in thousands)	May 31, 2015	Increase/ (Decrease)		May 31, 2014	Increase/ (Decrease)		May 31, 2013
Food Safety:

Natural Toxins, Allergens & Drug Residues	$60,561	0%		$60,358	5%		$57,413
Bacterial & General Sanitation	29,784	20%		24,866	13%		21,954
Dehydrated Culture Media & Other	41,134	32%		31,066	16%		26,791

	131,479	13%		116,290	10%		106,158

Animal Safety:

Life Sciences	8,715	16%		7,528	(3%	)	7,739
Veterinary Instruments & Disposables	34,293	21%		28,412	70%		16,682
Animal Care & Other	35,053	(1%	)	35,547	20%		29,612
Rodenticides, Insecticides & Disinfectants	45,857	25%		36,702	35%		27,130
DNA Testing	27,677	21%		22,926	14%		20,207

	151,595	16%		131,115	29%		101,370

Total Revenue	$283,074	14%		$247,405	19%		$207,528

Year Ended May 31, 2015 Compared to Year Ended May 31, 2014

The Company’s Food Safety segment revenues were $131.5 million in fiscal 2015, a 13% increase compared to the prior year. Sales of Natural Toxins, Allergens and Drug Residues were flat in fiscal 2015 as compared to the prior year. Natural toxin sales increased 5%, with strong sales of DON test kits, up 28% due to outbreaks of this toxin in crops in Eastern Europe, Canada and the U.S. This increase was offset by a 15% decline in aflatoxin test kits due to a difficult comparison to the prior year caused by high demand from aflatoxin outbreaks in Eastern Europe, and relatively clean crops in the current fiscal year relative to that toxin.

Revenues for the Company’s test kits to detect allergens such as milk, gluten, soy, peanut, and egg, among others, in processed foods rose 18%, the result of higher demand resulting from increased recalls due to inadvertent allergenic contamination and higher consumer awareness of the risks of ingesting foods with allergenic components. Included within this category and partially offsetting the gains from allergen products were decreased sales of meat speciation test kits, which declined 40% in fiscal 2015, due to lower levels of testing during the year and competitor entry into the market. Sales of drug residue test kits were down 16% this year, primarily due to currency conversion and lower test kit volumes to customers in Eastern Europe due to delays in the launch of a new product in that region.

Bacterial and General Sanitation revenues increased 20% in fiscal 2015, aided by $4.0 million in revenues from the October 1, 2014 BioLumix acquisition. Excluding BioLumix sales, the increase was 4% over the prior year. The Soleris consumable product line, which consists primarily of reagent vials used to detect spoilage organisms such as yeast and molds in foods, increased 10%, while sales of the recently-launched next generation AccuPoint environmental reader increased 35%. Ampoule media and filter sales increased 14% compared to the prior fiscal year; the Company continues to gain new customers and market share, primarily in the beverage industry. Partially offsetting these gains was a 43% decline in Soleris equipment sales due to difficult comparisons caused by prior year international placements, which did not repeat in the current fiscal year.

Dehydrated Culture Media and Other sales increased 32% in the current fiscal year. Within this product category, Acumedia sales increased 5% in fiscal 2015. While sales of Acumedia products to food safety customers increased 10%, this was offset by flat sales to the traditional media market due to lower demand and continuing credit issues at some significant customers. Sales in this category were led by genomics revenues to European customers (included as Other revenues), which increased 57% due to market share gains for services and the sale of new proprietary product offerings. Also included in this category were sales of Animal Safety products to customers in Mexico and Central America, transferred to the Company’s Neogen Latinoamerica subsidiary which reports in through the Food Safety segment, to better serve customers in those locations.

The Company’s Animal Safety segment revenues were $151.6 million in fiscal 2015, a 16% increase over fiscal 2014. Life Sciences sales increased 16% in fiscal 2015 compared to the prior year, led by forensic kit sales to commercial labs to meet new testing requirements in Brazil for commercial drivers. For the year, revenues of Veterinary Instruments and Disposables increased 21%. This product category benefitted from revenues from the SyrVet and Prima Tech acquisitions from fiscal 2014; these product lines were almost entirely veterinary instruments. Excluding these revenues, organic growth in this category was 8% for fiscal 2015, led by sales of detectable needles, which continued to be a strong product line with growth of 29% in fiscal 2015. Partially offsetting some of this growth was the transfer of customers and revenue in Mexico and Central America to Neogen Latinoamerica, in order to more directly serve those customers.

Sales of Animal Care and Other products were relatively flat in fiscal 2015; on an organic basis, these sales were down 6%, partially due to the transfer of some customers to Neogen Latinoamerica. Within this category in fiscal 2014, the Company recorded strong sales of a wound care product caused by a supply disruption in the market. This product was available for sale from all competitors in fiscal 2015, and revenues for this product declined. Additionally, sales of a distributed antibiotic declined due to supplier discontinuance of the product. Small animal supplements rose by $1.7 million in fiscal 2015, due to strong sales of the Company’s thyroid replacement offering for the canine market.

Rodenticides, Insecticides and Disinfectants sales increased 25% in fiscal 2015, largely the result of revenues gained from the Chem-Tech insecticide business acquisition in January 2014. Excluding the contribution from this acquisition, the organic increase in this category was 4%. Rodenticide sales increased 21%, primarily due to rodent infestations in the northwestern US and the capture of new business. Partially offsetting this growth was a 12% decrease in sales of cleaners and disinfectants, due to unusually high sales in the prior year caused by the porcine virus outbreak, primarily in international markets.

DNA Testing revenues, excluding sales through Neogen Europe, Neogen do Brasil and Neogen China, which are reported elsewhere, increased 21% in fiscal 2015 as compared to the prior year. Continuing improvements to a number of proprietary service offerings, primarily targeted at dairy and beef cattle markets, helped the Company increase sales to existing customers and gain market share. Additionally, there were strong sales to a new poultry customer in the current fiscal year.

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

Dehydrated Culture Media and Other revenues increased 16% over the prior year. Genomics service revenues and life sciences products sold through Neogen Europe to European customers led the growth in this category. Sales of dehydrated culture media to Food Safety customers increased by 20% compared to the prior year, led by strong performance in the U.S. commercial labs market as the Company secured new business at the corporate level with several large labs. However, sales of Acumedia products to international distributors and domestic industrial customers only increased 2%, with both sales groups having large revenue increases in the prior year.

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

DNA Testing revenues, excluding sales through Neogen Europe and Neogen do Brasil, increased 14% in fiscal 2014 compared to fiscal 2013, due primarily to continued strength in products introduced in the latter half of fiscal 2013, and new products for the detection of developmental defects in cattle, introduced in fiscal 2014. The customizable nature of the new proprietary offerings allowed the Company to expand market share with beef breed associations. Additionally, revenues for canine genotyping increased $660,000 in fiscal 2014, primarily due to the Company’s relationship with a number of canine associations.

COST OF REVENUES

(dollars in thousands)	2015	Increase	2014	Increase	2013
Cost of Revenues	$143,389	15%	$124,807	27%	$98,034

Cost of revenues increased 15% in fiscal 2015 and 27% in fiscal 2014 in comparison with the prior years. This compares with revenue increases of 14% and 19%, respectively. Expressed as a percentage of revenues, cost of revenues was 51%, 50% and 47% in fiscal years 2015, 2014 and 2013, respectively. For fiscal 2015, the strength of the U.S. dollar, which adversely impacted top line revenue with no corresponding decline in product cost, had the largest impact on the slight decline in gross margins. For fiscal year 2014, the increase in cost of revenues, expressed as a percentage of sales, and the corresponding decline in gross margin percentage was due to the overall shift in revenues towards Animal Safety products and product mix shifts within each segment.

Food Safety gross margins were 60%, 63% and 64% in fiscal years 2015, 2014 and 2013, respectively. In fiscal 2015, the lower gross margins were primarily due to the strength in the U.S. dollar, which resulted in lower revenues and gross margins when international sales in Europe, Mexico and Brazil were converted from local currencies to the dollar. All currencies the Company operates in weakened against the dollar in fiscal 2015, and pressured margins. Additionally, a mix shift, the result of transferring revenues of lower gross margin Animal Safety products for customers in Mexico and Central America to Neogen Latinoamerica, negatively impacted gross margins in Food Safety. In fiscal 2014, gross margins declined due to a product mix shift, primarily the result of lower sales of mycotoxin test kits due to crops that were largely free of the natural toxins aflatoxin and deoxynivalenol, which had contributed to strong sales of the Company’s mycotoxin test kits in fiscal 2013. The lower mycotoxin revenues in fiscal 2014 were replaced with higher revenues in other product lines, such as dehydrated culture media, which had lower gross margins.

Animal Safety gross margins were 40%, 38% and 41% in fiscal years 2015, 2014 and 2013, respectively. The improved margins in fiscal 2015 compared to fiscal 2014 reflect a mix shift towards higher margin products and efficiency gains made in a number of the segment’s operating units. Rodenticides, which have higher than average gross margins within the segment, had a sales increase of 21% due to rodent infestation in the northwest U.S., and the Company’s small animal supplements product line experienced an increase of 23%, due to higher sales of the Company’s higher margin thyroid replacement product. The decline in gross margins in 2014 compared to 2013 was largely the result of product mix shifts within the segment during the year, and the impact from three acquisitions the Company made in 2014, which had gross margins which were lower than the segment average.

OPERATING EXPENSES

(dollars in thousands)	2015	Increase	2014	Increase	2013
Sales and Marketing	$51,757	11%	$46,432	14%	$40,791
General and Administrative	25,233	3%	24,449	21%	20,216
Research and Development	9,577	15%	8,326	7%	7,781

Sales and marketing expenses increased by 11% in fiscal 2015 and 14% in fiscal 2014, each compared with the prior year. As a percentage of sales, sales and marketing expense was 18%, 19% and 20% in fiscal years 2015, 2014 and 2013, respectively. The Company continued to invest in sales and marketing personnel in fiscal 2015; however, efficiencies of scale were achieved with the integration of recent acquisitions, resulting in a lower rate of increase in expense than the increase in revenues. Salaries and commission expense were the largest increase in this category at 15% in fiscal 2015 and 11% in fiscal 2014, reflecting the increase in personnel and revenue. Other significant increases were shipping expense, which was 15% higher and was commensurate with the increase in revenues, and other personnel-related expenses, such as fringe benefits and travel.

General and administrative expenses increased 3% in fiscal 2015 compared to fiscal 2014 and by 21% in fiscal 2014 compared to fiscal 2013. The increases in fiscal years 2015 and 2014, respectively, are primarily due to higher stock option expense and increased amortization of intangible assets resulting from the Company’s recent acquisitions. Also contributing to the fiscal 2014 increase were increased salary and other personnel-related expenses, primarily due to the integration of acquisitions from fiscal years 2013 and 2014. A $1.2 million, or 73%, decrease in legal expenses, primarily related to a lawsuit that was settled in October 2014, partially offset the increase in this category for fiscal 2015.

Research and development expenses increased 15% in fiscal 2015 compared to fiscal 2014 and 7% in fiscal 2014 compared to fiscal 2013. In fiscal 2015, the increase in expense was primarily due to higher salaries, resulting from increased headcount needed to support the Company’s efforts, and outside services and lab supplies, due to higher levels of commercialization activities. As a percentage of revenue, these expenses were 3% in fiscal years 2015 and 2014 and 4% in fiscal 2013. The decline in expenditures, expressed as a percentage of revenue, is attributable to acquisitions the Company completed in fiscal year 2014 with products which generally require relatively less investment in research and development. For those products requiring support by research and development, which are primarily Food Safety diagnostics products, the Company estimates that it spends 8-10% of revenues in its research and development efforts. On a consolidated basis, the Company expects to continue to spend 3% to 5% of total revenue on research and development annually.

OPERATING INCOME

(dollars in thousands)	2015	Increase	2014	Increase	2013
Operating Income	$53,118	22%	$43,391	7%	$40,706

The Company’s operating income increased by 22% in fiscal 2015 compared to fiscal 2014, and by 7% in fiscal 2014 compared to fiscal 2013. Expressed as a percentage of revenues, it was 19%, 18% and 20% in fiscal years 2015, 2014 and 2013, respectively.

In fiscal 2015, the 22% increase in operating income was due to the 14% increase in revenues and lower increases in sales and marketing and general and administrative expenses, partially offset by the slight reduction in gross margin expressed as a percentage of revenues. The Company was able to increase revenues at a faster rate than expenses in these categories due to efficiencies of scale gained from recent acquisitions.

The increase in operating income of 7% in fiscal 2014 was largely the result of the 19% increase in revenues; however, product mix shifts within both the Food Safety and Animal Safety segments towards lower margin products, and the lower gross margins from the three acquisitions, resulted in a 320 basis point reduction in the overall gross margin percentage, and was the primary reason operating income as a percentage of revenues declined from 20% in fiscal 2013 to 18% in fiscal 2014.

OTHER INCOME (EXPENSE)

(dollars in thousands)	2015	Increase/ (Decrease)		2014	Increase/ (Decrease)		2013
Other Income (Expense)	$(1,042)	(189%	)	$(360)	(183%	)	$435

Other Income (Expense) consists principally of royalty income, interest income from investing the Company’s excess cash balances, the impact of foreign currency transactions, adjustments to contingent considerations, and other miscellaneous items.

In fiscal 2015, Other Income (Expense) primarily consisted of losses on foreign currency translations of $1,124,000, the result of the stronger U.S. dollar during the year. In addition, the Company recognized interest income of $228,000, royalty income of $150,000 and net expense of $297,000 resulting from contingent consideration payments made during the year for prior year acquisitions. The contingent consideration adjustments consisted of $241,000 of income for SyrVet, $454,000 of expense for Prima Tech, and $84,000 of expense for Chem-Tech; these adjustments were the difference between the liability recorded at the initial purchase of each business and the actual payment made to the former owners, and were based on the achievement of sales goals for the first twelve months of the Company’s ownership.

In fiscal 2014, Other Income (Expense) consisted primarily of losses on foreign currency translations of $717,000, partially offset by $231,000 in royalty income and $115,000 in interest income.

In fiscal 2013, Other Income (Expense) primarily consisted of royalty income totaling $364,000, interest income of $144,000 and $100,000 for the reversal of the contingent consideration obligation relating to the Igenity acquisition, due to lower than projected sales for the first year. This was offset by $114,000 of contingent consideration expense for the final year relating to the GeneSeek acquisition and losses on foreign currency translations totaling $166,000.

PROVISION FOR INCOME TAXES

(dollars in thousands)	2015	Increase	2014	Increase	2013
Provision for Income Taxes	$18,500	23%	$15,000	6%	$14,100

The effective tax rate was 36% of pretax income in fiscal 2015, 35% in fiscal 2014 and 34% in fiscal 2013. Differences in the tax rate from the 35% statutory corporate rate were primarily due to the provision for state taxes, offset by tax credits related to manufacturing and research and development activities. The effective tax rate increased slightly in 2015 due to the Company’s presence in additional states due to recent acquisitions and a valuation allowance for deferred tax assets at Neogen do Brasil. The effective tax rate for fiscal 2014 was slightly higher than fiscal 2013 due to the expiration of the credit for research and development activities as of December 31, 2013. This credit was eventually extended and was included in the fiscal 2015 provision, however, the Company qualified for a lower credit than in previous years due to the addition of revenues from several acquisitions with very little research and development expense.

NET INCOME AND NET INCOME PER SHARE

(dollars in thousands-except per share data)	2015	Increase	2014	Increase	2013
Net Income Attributable to Neogen	$33,526	19%	$28,158	4%	$27,190
Net Income Per Share-Basic	$0.91		$0.77		$0.76
Net Income Per Share-Diluted	$0.90		$0.76		$0.75

Net income increased by 19% in fiscal 2015 and increased by 4% in fiscal 2014, each in comparison with the prior year. As a percentage of revenue, net income was 12% in fiscal 2015, 11% in fiscal 2014 and 13% in fiscal 2013.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 31, 2015, the Company had $66.1 million in cash and cash equivalents, $48.1 million in marketable securities and working capital of $205.7 million. For the year ended May 31, 2015, cash generated from operating activities was $43.8 million, double the $21.7 million generated in fiscal 2014; proceeds from stock option exercises provided an additional $8.6 million of cash. For the same period, additions to property and equipment and business acquisitions used cash of $9.6 million and $6.6 million, respectively. The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12.0 million, which expires on September 1, 2017. There were no advances against this line of credit during fiscal years 2015, 2014 and 2013, and no balance outstanding at May 31, 2015 and 2014.

Accounts receivable at May 31, 2015 increased $7.3 million, or 14%, compared to May 31, 2014, primarily due to the increase in revenues. Days sales outstanding, a measurement of the time it takes to collect receivables, decreased slightly from 64 days at May 31, 2014 to 63 days at May 31, 2015. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Inventory levels increased by $0.4 million or 1%, in fiscal 2015 compared to May 31, 2014. Throughout fiscal 2015, the Company focused on reducing inventory levels and improving inventory turnover, while identifying and rationalizing redundant product lines resulting from recent acquisitions. Inventory turnover improved from 3.0 to 3.2 times per year.

Neogen has been profitable from operations for its last 89 quarters and has generated positive cash flow from operations during this period. However, the Company’s cash on hand and current borrowing availability may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its potential plans to acquire additional businesses, technology and products that fit within the Company’s strategic plan. Accordingly, the Company may be required, or may choose, to issue equity securities or enter into other financing arrangements for a portion of the its future capital needs.

The Company is subject to certain legal and other proceedings in the normal course of business that have not had, and, in the opinion of management, are not expected to have, a material effect on its results of operations or financial position.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations due by period:

(in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$0	$0	$0	$0	$0
Operating Leases	894	424	322	148	0
Unconditional Purchase Obligations	49,390	49,390	0	0	0

	$50,284	$49,814	$322	$148	$0

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has interest rate and foreign exchange rate risk exposure and no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at May 31, 2015) and short-term investments.

Because Neogen markets and sells its products throughout the world, it could be affected by weak economic conditions in foreign markets that could reduce the demand for its products. Sales in certain foreign countries as well as certain expenses related to those sales are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar, the British pound sterling and the euro, the Mexican peso, the Brazilian real and the Chinese yuan. When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, Brazil, Mexico, and China, where the functional currency is the British pound sterling, Brazilian real, Mexican peso, and Chinese yuan, respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—NONE

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2015. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13-a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2015. The effectiveness of internal control over financial reporting as of May 31, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Neogen Corporation

Lansing, Michigan

We have audited Neogen Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Neogen Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neogen Corporation and Subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended, and our report dated July 30, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

July 30, 2015

ITEM 9B.	OTHER INFORMATION – NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors”, “Audit Committee”, and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 proxy statement is incorporated herein by reference.

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

Name	Position with the Company	Year Joined the Company
Edward L. Bradley	Vice President, Food Safety	1995
Richard E. Calk, Jr.	President & Chief Operating Officer	2014
Joseph A. Corbett	Vice President, Animal Safety Sales & Operations	1993
James L. Herbert	Chairman of the Board & Chief Executive Officer	1982
Kenneth V. Kodilla	Vice President, Manufacturing	2003
Jason W. Lilly, Ph.D.	Vice President, Corporate Development	2005
Terri A. Morrical	Vice President, Animal Safety	1992
Mark A. Mozola, Ph.D.	Vice President, Research & Development	2001
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
Jennifer A. Rice, D.V.M, Ph.D.	Vice President & Senior Research Director	2008
Dwight E. Schroedter	Vice President, Animal Safety Manufacturing	1995

There are no family relationships among officers. Information concerning the executive officers of Neogen follows:

Edward L. Bradley, age 55, joined the Company in February 1995 as Vice President of Sales and Marketing for AMPCOR Diagnostics, Inc. In June 1996, he was named a Vice President of Neogen. In June 2006, Mr. Bradley was named Vice President, Food Safety. From 1988 to 1995, Mr. Bradley served in several sales and marketing capacities for Mallinckrodt Animal Health, including the position of National Sales Manager responsible for 40 employees in its Food Animal Products Division. Prior to joining Mallinckrodt, he held several sales and marketing positions for Stauffer Chemical Company.

Richard E. Calk, Jr., age 52, joined the Company as President and Chief Operating Officer in December 2014. During his career in the food and chemical industries, Mr. Calk has held senior leadership positions in a number of large, international companies including Kelco, Roquette America, and DSM Food Specialties. Mr. Calk has extensive experience in sales and marketing and he has managed the development of a number of new food and agriculture related products. His experience also includes the establishment of new operations throughout Asia, Europe, North and South America. Prior to joining Neogen, he was employed at Nexeo Solutions from 2013 to 2014, and held the position of Vice President Chemicals. From 2009 to 2013, he was Vice President of Commercial Operations at Solutia Inc.

Joseph A. Corbett, age 46, joined Neogen in December 1993 as a sales representative in the Animal Safety operation based in Lexington, Kentucky. Prior to Neogen, he worked for the Marriott Corporation in sales and operations. He has served in various sales, marketing and operational roles within the Neogen Animal Safety group. Most recently, Mr. Corbett was Senior Director of Sales & Operations, Animal Safety and was responsible for all Animal Safety revenues excluding GeneSeek and Life Sciences. He was named Vice President, Animal Safety Sales and Operations in October 2014.

James L. Herbert, age 75, has been Chief Executive Officer and a director of the Company since he joined Neogen in June 1982. He served as President from June 1982 through June 2006. From 1999 to 2001 he was Chairman of the Company’s Board; and was again named Chairman in June 2006. Mr. Herbert previously held the position of Corporate Vice President of DeKalb Ag Research, a major agricultural genetics and energy company. He has management experience in animal biologics, specialized chemical research, medical instruments, aquaculture, animal nutrition, and poultry and livestock breeding and production.

Kenneth V. Kodilla, age 58, joined Neogen in November 2003 as Vice President of Manufacturing. He has responsibility for all manufacturing, inventory management, distribution and quality system operations for the Company’s Food Safety Division in Lansing, Michigan. Prior to joining Neogen, Mr. Kodilla served as plant manager for Facet Technologies in Atlanta, Georgia from 2001, as Manufacturing Manager for Becton Dickinson and Difco Laboratories from 1988, and as Quality Manager for Lee Laboratories from 1984. Mr. Kodilla’s manufacturing and regulatory experience includes FDA/ISO regulated Class and diagnostic reagents and devices, high volume automated assembly and packaging, materials management and plant operations.

Dr. Jason W. Lilly, age 41, joined the Company in June 2005 as Market Development Manager for Food Safety. In June 2009, he began to work in the Corporate Development group. He was named Vice President of Corporate Development in December 2011. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation. Dr. Lilly’s technical knowledge and business acumen provides the Company with a strong combination of merger and acquisition skills.

Terri A. Morrical, age 50, joined Neogen on September 1, 1992 as part of the Company’s acquisition of WTT, Incorporated. She has directed most aspects of the Company’s Animal Safety operations since she joined Neogen and currently serves as Vice President in charge of all of the Company’s Animal Safety operations excluding GeneSeek. From 1986 to 1991, Ms. Morrical was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.

Dr. Mark A. Mozola, age 59, became Neogen’s Vice President of Research and Development in 2001 following the Company’s acquisition of Gene-Trak Systems. He served in various technical and managerial positions at Gene-Trak Systems for 16 years, most recently as General Manager. He has also served as a Laboratory Director for Silliker Laboratories. Dr. Mozola’s particular technical expertise is in the area of development of modern, rapid methods for the detection of foodborne pathogens.

Steven J. Quinlan, age 52, joined Neogen in January 2011 as Vice President and Chief Financial Officer. Mr. Quinlan came to the Company following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was Corporate Controller at Detrex from 1998-2001, and was Divisional Controller for a number of Detrex operating businesses from 1992-1997. Prior to joining Detrex, Mr. Quinlan was employed by Ford Motor Company from 1989 through 1991 as a Cost Analyst. He was associated with the public accounting firm of Price Waterhouse from 1985-1989.

Dr. Jennifer A. Rice, age 54, joined the Company in February 2009 as Senior Scientific Officer. In October 2010, she was named Vice President and Senior Research Director and has responsibility to manage and lead Neogen’s research and development portfolio. Prior to joining Neogen, Dr. Rice served as Animal Health Global Product Development Leader at Dow AgroSciences. From 1996 to 2004, she held Research Director Positions at Biocor Animal Health (2001-2004) and Merial Animal Health (1996-2001). Dr. Rice’s strong background in leading large global research and development teams brings a key management skill to Neogen.

Dwight E. Schroedter, age 58, joined Neogen in January 1995 as the Research and Development Manager of the Animal Safety Division based in Lexington, Kentucky. He has served in a variety of technical, operational and sales roles as part of the Animal Safety Division and was named Vice President, Animal Safety Manufacturing in October 2014. Prior to joining Neogen, Mr. Schroedter managed the antibody development laboratory for the Ames Division of Miles, Incorporated.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2015.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Neogen’s Proxy Statement to be filed within 120 days of May 31, 2015.

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

Dated: July 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Herbert James L. Herbert	Chairman of the Board of Directors & Chief Executive Officer (Principal Executive Officer)	July 30, 2015

/s/ Richard E. Calk, Jr. Richard E. Calk, Jr.	President & Chief Operating Officer	July 30, 2015

/s/ Steven J. Quinlan Steven J. Quinlan	Vice President & Chief Financial Officer (Principal Accounting Officer)	July 30, 2015

* William T. Boehm	Director

* Richard T. Crowder	Director

* A. Charles Fischer	Director

* Ronald D. Green	Director

* G. Bruce Papesh	Director

* Jack C. Parnell	Director

* Thomas H. Reed	Director

* Clayton K. Yeutter	Director

*By:	/s/ James L. Herbert
	James L. Herbert, Attorney-in-fact	July 30, 2015

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2015

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation, as restated (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2011).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2000).

10.1	Neogen Corporation 1997 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-122110) filed January 18, 2005).

10.2	Neogen Corporation 2007 Stock Option Plan as amended and restated (incorporated by reference to Exhibit A to the Registrant’s 2011 Proxy Statement August 31, 2011 filed September 1, 2011).

10.3	Line of Credit Note (Facility A) dated May 30, 2014 between Registrant and JPMorgan Chase N.A. (incorporated by reference to exhibit 10.3 to the registrant’s form 10-K filed in July 2014).

10.4	Fourth Amendment to Credit Agreement dated May 30, 2014 between Registrant and JPMorgan Chase N.A.. (incorporated by reference to exhibit 10.3 to the registrant’s form 10-K filed in July 2014).

21	Listing of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP.

23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

24.1	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(2) (3) (a) and (c)

LIST OF FINANCIAL STATEMENTS, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2015

NEOGEN CORPORATION

LANSING, MICHIGAN

FORM 10-K—ITEM 15(a)(1) AND (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Neogen Corporation and subsidiaries are included in ITEM 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 31, 2015 and 2014

Consolidated Statements of Income—Years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income—Years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Equity— Years ended May 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows— Years ended May 31, 2015, 2014 and 2013

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Neogen Corporation and Subsidiaries

Lansing, Michigan

We have audited the accompanying consolidated balance sheets of Neogen Corporation and Subsidiaries (the Company) as of May 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neogen Corporation and Subsidiaries at May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neogen Corporation and Subsidiaries’ internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 30, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan

July 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Neogen Corporation

We have audited the accompanying consolidated statement of income, comprehensive income, equity, and cash flows for the year ended May 31, 2013 of Neogen Corporation and Subsidiaries (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Neogen Corporation and Subsidiaries for the year ended May 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Detroit Michigan

July 30, 2013

except for the stock split information presented in Note 1, as to which the date is

July 30, 2014

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Assets

(in thousands)

	May 31
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$66,061	$40,675
Marketable securities	48,103	35,821
Accounts receivable, less allowance of $1,300 and $1,200 at May 31, 2015 and 2014	59,208	51,901
Inventories	51,601	51,178
Deferred income taxes	1,991	1,710
Prepaid expenses and other current assets	4,231	7,461

Total Current Assets	231,195	188,746

Property and Equipment
Land and improvements	2,296	1,875
Buildings and improvements	26,925	26,456
Machinery and equipment	46,794	40,333
Furniture and fixtures	2,691	2,282
Construction in progress	783	1,659

	79,489	72,605
Less accumulated depreciation	35,016	30,656

Net Property and Equipment	44,473	41,949

Other Assets
Goodwill	70,119	68,190
Other non-amortizable intangible assets	9,020	9,682
Amortizable customer based intangible assets, net of accumulated amortization of $14,446 and $11,915 at May 31, 2015 and 2014	24,170	25,230
Other non-current assets, net of accumulated amortization of $7,191 and $5,494 at May 31, 2015 and 2014	13,204	11,504

Total Other Assets	116,513	114,606

	$392,181	$345,301

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets – Liabilities and Equity

(in thousands, except share and per share)

	May 31
	2015	2014
Liabilities and Equity

Current Liabilities
Accounts payable	$13,691	$13,396
Accruals
Compensation and benefits	4,142	4,357
Federal income taxes	1,275	0
Other	6,348	7,214

Total Current Liabilities	25,456	24,967

Deferred Income Taxes	13,711	12,155
Other Long-Term Liabilities	2,051	1,879

Total Liabilities	41,218	39,001

Commitments and Contingencies (note 7)

Equity
Preferred stock, $1.00 par value - shares authorized 100,000; none issued and outstanding	0	0
Common stock, $0.16 par value - shares authorized 60,000,000; 37,128,269 and 36,732,313 shares issued and outstanding at May 31, 2015 and 2014	5,941	5,877
Additional paid-in capital	131,906	118,070
Accumulated other comprehensive income (loss)	(2,442)	371
Retained earnings	215,569	182,043

Total Neogen Corporation and Subsidiaries
Stockholders’ Equity	350,974	306,361
Noncontrolling interest	(11)	(61)

Total Equity	350,963	306,300

	$392,181	$345,301

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share)

	Year Ended May 31
	2015	2014	2013
Revenues
Product revenues	$247,940	$219,734	$184,134
Service revenues	35,134	27,671	23,394

Total Revenues	283,074	247,405	207,528

Cost of Revenues
Cost of product revenues	121,455	107,167	84,045
Cost of service revenues	21,934	17,640	13,989

Total Cost of Revenues	143,389	124,807	98,034

Gross Margin	139,685	122,598	109,494

Operating Expenses
Sales and marketing	51,757	46,432	40,791
General and administrative	25,233	24,449	20,216
Research and development	9,577	8,326	7,781

	86,567	79,207	68,788

Operating Income	53,118	43,391	40,706

Other Income (Expense)
Interest income	228	115	144
Royalty income	150	231	364
Change in purchase consideration	(297)	38	(14)
Other, net	(1,123)	(744)	(59)

	(1,042)	(360)	435

Income Before Income Taxes	52,076	43,031	41,141
Provision for Income Taxes	18,500	15,000	14,100

Net Income	33,576	28,031	27,041
Net (Income) Loss Attributable to Noncontrolling Interest	(50)	127	149

Net Income Attributable to Neogen	$33,526	$28,158	$27,190

Net Income Attributable to Neogen Per Share
Basic	$0.91	$0.77	$0.76

Diluted	$0.90	$0.76	$0.75

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share)

	Year Ended May 31
	2015	2014	2013
Net Income Other Comprehensive Income (Loss), Net of Tax:	$33,576	$28,031	$27,041
Currency Translation Adjustments	(2,813)	1,743	(145)

Other Comprehensive Income (Loss)	(2,813)	1,743	(145)

Comprehensive Income	30,763	29,774	26,896

Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(50)	127	149

Comprehensive Income Attributable to Neogen Corporation	$30,713	$29,901	$27,045

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Equity

(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, May 31, 2012	35,429,641	$5,668	$87,703	$(1,227)	$126,695	$215	$219,054
Exercise of options and warrants, including share based compensation and $3,113 income tax benefit	631,992	101	11,700				11,801
Issuance of shares under Employee Stock Purchase Plan	22,388	4	532				536
Net income (loss) for 2013					27,190	(149)	27,041
Other comprehensive loss				(145)			(145)

Balance, May 31, 2013	36,084,021	5,773	99,935	(1,372)	153,885	66	258,287

Exercise of options and warrants, including share based compensation and $4,757 income tax benefit	629,826	101	17,522				17,623
Issuance of shares under Employee Stock Purchase Plan	18,466	3	613				616
Net income (loss) for 2014					28,158	(127)	28,031
Other comprehensive income				1,743			1,743

Balance, May 31, 2014	36,732,313	5,877	118,070	371	182,043	(61)	306,300

Exercise of options and warrants, including share based compensation and $2,475 income tax benefit	376,364	61	13,115				13,176
Issuance of shares under Employee Stock Purchase Plan	19,592	3	721				724
Net income for 2015					33,526	50	33,576
Other comprehensive loss				(2,813)			(2,813)

Balance, May 31, 2015	37,128,269	$5,941	$131,906	$(2,442)	$215,569	$(11)	$350,963

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended May 31
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$33,576	$28,031	$27,041
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	10,649	9,180	7,411
Deferred income taxes	496	(542)	287
Share based compensation	4,450	3,686	3,064
Excess income tax benefit from the exercise of stock options	(2,475)	(4,757)	(3,113)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,252)	(10,602)	(2,674)
Inventories	319	(3,529)	(2,082)
Prepaid expenses and other current assets	3,264	(2,654)	(1,505)
Accounts payable	412	1,970	(1,417)
Accruals and other changes	353	885	(451)

Net Cash From Operating Activities	43,792	21,668	26,561

Cash Flows For Investing Activities
Purchases of property, equipment and other noncurrent assets	(9,619)	(11,543)	(8,897)
Proceeds from the sale of marketable securities	93,662	91,207	67,039
Purchases of marketable securities	(105,944)	(91,691)	(82,776)
Business acquisitions, net of cash acquired	(6,554)	(39,265)	(13,318)

Net Cash For Investing Activities	(28,455)	(51,292)	(37,952)
Cash Flows From Financing Activities
Exercise of stock options	8,558	14,851	9,533
Excess income tax benefit from the exercise of stock options	2,475	4,757	3,113
Decrease in other long-term liabilities	0	0	(155)

Net Cash From Financing Activities	11,033	19,608	12,491
Effect of Exchange Rate on Cash	(984)	659	(113)

Net Increase (Decrease) In Cash and Cash Equivalents	25,386	(9,357)	987
Cash And Cash Equivalents At Beginning of Year	40,675	50,032	49,045

Cash And Cash Equivalents At End of Year	$66,061	$40,675	$50,032

Supplementary Cash Flow Information
Income taxes paid, net of refunds	$10,454	$9,956	$8,986

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Neogen Corporation develops, manufactures, and markets a diverse line of products and services dedicated to food and animal safety.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries (collectively, the Company), all of which are wholly owned, with the exception of Neogen Latinoamerica S.A.P.I. DE C.V. and Neogen do Brasil, which are each 90% owned as of May 31, 2015 and 2014. The Company made an additional capital contribution on December 31, 2013 which increased its ownership interest in Neogen Latinoamerica from 60% to 90%. Noncontrolling interest represents the noncontrolling owner’s proportionate share in the equity of the Company’s majority owned subsidiaries. The noncontrolling owner’s proportionate share in the income or losses of the Company’s majority owned subsidiaries is subtracted from, or added to, net income to calculate the net income attributable to Neogen Corporation.

All intercompany accounts and transactions have been eliminated in consolidation.

Share and per share amounts reflect the October 30, 2013 3-for-2 stock split as if it took place at the beginning of the period presented.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is written off to the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at May 31, 2015. The activity in the allowance for doubtful accounts was as follows:

	Year ended May 31
(in thousands)	2015	2014	2013
Beginning Balance	$1,200	$900	$800
Provision	337	367	193
Recoveries	92	8	24
Write-offs	(329)	(75)	(117)

Ending Balance	$1,300	$1,200	$900

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents were $66,061,000 and $40,675,000 at May 31, 2015 and 2014, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and meet the Level 1 criteria. Cash held at foreign subsidiaries was $13,277,000 and $10,234,000 at May 31, 2015 and 2014, respectively.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of short-term domestic certificates of deposit of $26,109,000 and commercial paper rated at least A-2/P-2 with maturities between 91 days and one year of $21,994,000. Outstanding marketable securities at May 31, 2015 were $48,103,000; there were $35,821,000 marketable securities outstanding at May 31, 2014. These securities are classified as available for sale. The primary objective of the Company’s short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value (that approximates cost) based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within Other Income on the income statement.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories were as follows:

	May 31
(in thousands)	2015	2014
Raw materials	$21,605	$21,515
Work-in-process	3,972	3,681
Finished and purchased finished goods	26,024	25,982

	$51,601	$51,178

The Company’s inventories are analyzed for slow moving, expired and obsolete items no less frequently than quarterly and the valuation allowance is adjusted as required. The valuation allowance for inventory was $1,550,000 and $1,425,000 at May 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements and three to ten years for furniture, fixtures, machinery and equipment. Depreciation expense was $6,318,000, $5,383,000 and $4,417,000 in fiscal years 2015, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis over 5 to 25 years. The Company reviews the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the Company’s qualitative assessment concludes that it is more likely than not that an impairment exists, or the Company skips the qualitative assessment, then the Company performs a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable earnings multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations. The remaining weighted-average amortization period for customer-based intangibles and other intangibles are both 12 years, respectively, at May 31, 2015 and May 31, 2014.

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

Reclassifications

Certain amounts in the fiscal 2014 and 2013 financial statements have been reclassified to conform to the fiscal 2015 presentation.

Stock Options

At May 31, 2015, the Company had stock option plans which are described more fully in Note 5.

The weighted-average fair value per share of stock options granted during fiscal years 2015, 2014 and 2013, estimated on the date of grant using the Black-Scholes option pricing model, was $11.91, $9.87 and $9.21, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2015	2014	2013
Risk-free interest rate	1.2%	0.8%	1.2%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	36.2%	33.1%	39.2%
Expected option life	4.0 years	4.0 years	4.0 years

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

Revenue Recognition

Revenue from products and services is recognized when the product has been shipped or the service performed, the sales price is fixed and determinable, and collection of any receivable is probable. To the extent that customer payment has been received before all recognition criteria are met, these revenues are initially deferred and later recognized in the period that all recognition criteria have been met. Customer credits for sales returns, pricing and other disputes, and other related matters (including volume rebates offered to certain distributors as marketing support) represent approximately 3% of reported net revenue for each period presented.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by the Company are recorded in sales and marketing expense; these expenses totaled $8,648,000, $7,497,000 and $6,856,000 in fiscal years 2015, 2014 and 2013, respectively.

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

The Company’s foreign subsidiaries are comprised of Neogen Europe (wholly-owned subsidiary), Neogen Latinoamerica (90% owned subsidiary), Neogen do Brasil (90% owned subsidiary) and Neogen China (wholly-owned subsidiary). Based on historical experience, as well as the Company’s future plans, earnings from these subsidiaries are expected to be re-invested indefinitely for future expansion and working capital needs. Furthermore, the Company’s domestic operations have historically produced sufficient operating cash flow to mitigate the need to remit foreign earnings. On an annual basis, the Company evaluates the current business environment and whether any new events or other external changes might require a re-evaluation of the decision to indefinitely re-invest foreign earnings. At May 31, 2015, unremitted earnings of the foreign subsidiaries were $24,423,000.

Research and Development Costs

Research and development costs, which consist primarily of compensation costs, administrative expenses and new product development, among other items, are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,371,000, $1,344,000 and $1,055,000 in fiscal years 2015, 2014 and 2013, respectively.

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

	Year ended May 31
(in thousands, except per share)	2015	2014	2013
Numerator for basic and diluted net income per share - Net income attributable to Neogen	$33,526	$28,158	$27,190

Denominator - Denominator for basic net income per share weighted average shares	36,953	36,511	35,768
Effect of dilutive stock options	491	756	723

Denominator for diluted net income per share	37,444	37,267	36,491
Net income attributable to Neogen per share
Basic	$0.91	$0.77	$0.76
Diluted	$0.90	$0.76	$0.75

At May 31, 2014 and 2013, 48,716 and 88,912 shares, respectively, were excluded from the computations of diluted net income per share, as the option exercise prices exceeded the average market price of the common shares. At May 31, 2015, the market price of the common stock exceeded the option exercise price for all outstanding options; therefore, no shares were excluded from the computation.

On October 30, 2013, the Company paid a 3-for-2 stock split effected in the form of a dividend of its common stock. All share and per share amounts, with the exception of par value per share, have been adjusted to reflect the stock split as if it had taken place at the beginning of the period presented. The common stock and additional paid-in capital accounts at May 31, 2013 reflect the retroactive capitalization of the 3-for-2 stock split.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

2.	Goodwill and Other Intangible Assets

Management has completed the annual impairment analysis of goodwill and intangible assets with indefinite lives using a quantitative assessment as of the first day of the fourth quarter of fiscal years 2015, 2014 and 2013, respectively, and determined that recorded amounts were not impaired and that no write-down was necessary.

The following table summarizes goodwill by reportable segment:

(in thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2013	$16,696	$42,795	$59,491
Goodwill acquired and/or adjusted	0	8,699	8,699

Balance, May 31, 2014	16,696	51,494	68,190
Goodwill acquired and/or adjusted	2,110	(181)	1,929

Balance, May 31, 2015	$18,806	$51,313	$70,119

At May 31, 2015, non-amortizable intangible assets included licenses of $569,000, trademarks of $7,227,000 and other intangibles of $1,224,000. At May 31, 2014, non-amortizable intangible assets included licenses of $569,000, trademarks of $7,889,000 and other intangibles of $1,224,000. The decrease in trademark values and goodwill in the Animal Safety segment from fiscal 2014 to fiscal 2015 was due to final valuation adjustments from the Chem-Tech acquisition.

Amortizable intangible assets consisted of the following and are included in customer based intangible and other noncurrent assets within the consolidated balance sheets:

(in thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$4,919	$1,630	$3,289
Covenants not to compete	428	124	304
Patents	7,701	3,087	4,614
Customer relationship intangibles	38,616	14,446	24,170
Other product and service related intangibles	6,233	1,236	4,997

Balance, May 31, 2015	$57,897	$20,523	$37,374

Licenses	$6,701	$1,873	$4,828
Covenants not to compete	474	256	218
Patents	5,990	2,746	3,244
Customer relationship intangibles	37,145	11,915	25,230
Other product and service-related intangibles	3,833	619	3,214

Balance, May 31, 2014	$54,143	$17,409	$36,734

Amortization expense for intangibles totaled $4,331,000, $3,797,000 and $2,994,000 in fiscal years 2015, 2014, and 2013, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows: $4,323,000 in 2016, $4,186,000 in 2017, $3,949,000 in 2018, $3,329,000 in 2019 and $3,061,000 in 2020. The amortizable intangible assets useful lives are 5 to 20 years for licenses, 5 years for covenants not to compete, 5 to 25 years for patents, 10 to 20 years for customer relationship intangibles and 5 to 20 years for other product and service related intangibles, which primarily consist of product formulations. All definite lived intangibles are amortized on a straight line basis with the exception of definite lived customer relationship intangibles and product and service-related intangibles which are amortized on an accelerated basis.

3.	Business Combinations

The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions described below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

On October 1, 2012, the Company acquired all of the stock of Macleod Pharmaceuticals Inc., of Fort Collins, Colorado. Macleod is the manufacturer of Uniprim, a leading veterinary antibiotic. The product is widely distributed throughout the U.S., and is also available in Canada through an exclusive distribution agreement. Consideration for the purchase was $9,918,000 in net cash and $100,000 accrued for contingent consideration. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $353,000, inventory of $1,238,000, property and equipment of $300,000, current liabilities of $82,000, deferred tax liabilities of $2,054,000, contingent consideration payment liabilities of

$100,000, intangible assets of $5,542,000 and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business was relocated to Lexington, Kentucky in December 2014 and integrated with the Company’s operations there, reporting within the Animal Safety segment. In October 2013, the Company paid $62,000 for contingent consideration; the remaining $38,000 of the accrual was reversed to Other Income.

On January 2, 2013, the Company acquired the assets of Scidera Genomics LLC, an animal genomics business formerly based in Davis, California. The company, formerly operated as MetaMorphix, Inc., or MMI Genomics, performed parentage testing and trait analysis primarily for the cattle and canine industries. Consideration for the purchase was $3,400,000 in cash. The final purchase price allocation included current assets of $35,000, property and equipment of $246,000, intangible assets of $1,570,000 and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business was relocated to the Company’s GeneSeek operation in Lincoln, Nebraska in 2013, and reports within the Animal Safety segment.

On July 1, 2013, the Company acquired the assets of SyrVet Inc., a veterinary business based in Waukee, Iowa. SyrVet offered a product line similar to Neogen’s Ideal Instruments line of veterinary instruments with a strong presence in Mexico and Latin America. Consideration for the purchase was $10,012,000 in cash and up to $1,500,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $930,000, based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $747,000, net inventory of $2,195,000, property and equipment of $556,000, current liabilities of $226,000, contingent consideration liabilities of $930,000, non-amortizable trademarks of $790,000, intangible assets of $4,810,000 (with an estimated life of 15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lexington, Kentucky and integrated with the Company’s current operations there, reporting within the Animal Safety segment. In August 2014, the Company paid $689,000 to the former owner for contingent consideration based upon the level of achievement of sales targets; the remaining $241,000 of the accrual was reversed to Other Income.

On November 1, 2013, the Company acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of contingent consideration, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $146,000 based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $963,000, net inventory of $2,796,000, property and equipment of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, contingent consideration liabilities of $146,000, non-amortizable trademarks of $1,500,000, intangible assets of $4,400,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment. In October 2014, the Company paid the former owners $600,000 and recorded an additional $454,000 for contingent consideration, based on achievement of defined sales targets, which was charged to Other Expense.

On January 2, 2014, the Company acquired all of the stock of Chem-Tech Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and up to $1,000,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $390,000, based on forecasted sales. The final purchase price allocation included accounts receivable of $380,000, net inventory of $4,184,000, prepaid assets of $100,000, property and equipment of $807,000, current liabilities of $184,000, contingent consideration liabilities of $390,000, intangible assets of $8,327,000 (with an estimated life of 5-25 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment. In February 2015, the Company paid the former owners $474,000 and recorded an additional $84,000 for contingent consideration, based upon achievement of sales targets, which was charged to Other Expense.

On October 1, 2014, the Company acquired all of the stock of BioLumix, Inc., a manufacturer and marketer of automated systems for the detection of microbial contaminants located in Ann Arbor, Michigan. Consideration for the purchase was $4,514,000 in cash. The preliminary purchase price allocation included accounts receivable of $499,000, other receivable of $178,000, net inventory of $421,000, prepaid assets of $48,000, property and equipment of $159,000, current liabilities of $130,000, long-term liabilities of $813,000, intangible assets of $2,109,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lansing, Michigan and integrated with the Company’s operations there, reporting within the Food Safety segment.

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

On June 1, 2015, subsequent to the end of the fiscal year, Neogen acquired the assets of Sterling Test House, a commercial food testing laboratory based in India. Consideration for the purchase was $1,100,000 in cash. Due to the timing of the transaction, the preliminary allocation was not complete at the time of filing.

4.	Long-Term Debt

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of up to $12,000,000, which expires on September 1, 2017. There were no advances against this line of credit during fiscal years 2015, 2014 and 2013, and no balance outstanding at May 31, 2015, 2014 and 2013. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.19% at May 31, 2015). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at May 31, 2015 and May 31, 2014.

5.	Equity Compensation Plans

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 306,000, 805,000 and 1,227,000 at May 31, 2015, 2014 and 2013, respectively. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years.

(Shares in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2012 (863 exercisable)	2,314	$14.89	$4.63
Granted	459	28.67	9.21
Exercised	(657)	10.61	3.43
Forfeited	(24)	19.67	6.07

Outstanding at May 31, 2013 (749 exercisable)	2,092	19.21	6.00
Granted	512	36.44	9.87
Exercised	(643)	13.69	4.28
Forfeited	(92)	22.08	6.65

Outstanding at May 31, 2014 (577 exercisable)	1,869	25.69	7.62
Granted	536	39.79	11.91
Exercised	(380)	16.69	5.17
Forfeited	(37)	33.55	9.45

Outstanding at May 31, 2015 (639 exercisable)	1,988	31.04	9.20

The following is a summary of stock options outstanding at May 31, 2015:

(Options in thousands)
	Options Outstanding			Options Exercisable
Range of Exercise price	Number	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.45 - $ 22.91	261	2.4	$17.10	198	$16.58
22.92 - 28.26	321	1.8	23.17	184	23.22
28.27 - 32.37	411	3.0	28.67	164	28.67
32.38 - 38.03	432	3.6	36.07	81	36.07
38.04 - 43.67	563	5.1	39.90	12	41.60

	1,988	3.5	31.04	639	24.50

The weighted average exercise price of shares that were exercisable at May 31, 2015 and 2014 was $24.50 and $18.91, respectively.

The aggregate intrinsic value of options outstanding and options exercisable was $31,204,000 and $14,201,000, respectively, at May 31, 2015, $22,751,000 and $10,984,000 respectively, at May 31, 2014 and $35,778,000 and $16,557,000 respectively, at May 31, 2013. The aggregate intrinsic value of options exercised during the year was $10,690,000 in fiscal 2015, $17,669,000 in fiscal 2014 and $12,519,000 in fiscal 2013. Remaining compensation cost to be expensed in future periods for non-vested options was $13,567,000 at May 31, 2015, with a weighted average expense recognition period of 2.9 years.

Common stock totaling 45,717 of the 337,500 originally authorized shares are reserved for issuance under the terms of the 2002 Employee Stock Purchase Plan. An additional 375,000 shares are also reserved for issuance under the terms of the 2011 Employee Stock Purchase Plan. The plans give eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees were 19,592, 18,466 and 22,388 in fiscal years 2015, 2014 and 2013, respectively.

6.	Income Taxes

Income before income taxes by source consists of the following amounts:

	Year ended May 31
(in thousands)	2015	2014	2013
U.S.	$45,156	$37,568	$37,407
Foreign	6,920	5,463	3,734

	$52,076	$43,031	$41,141

The provision for income taxes consisted of the following:

	Year ended May 31
(in thousands)	2015	2014	2013
Current:
U.S. Taxes	$15,269	$14,442	$12,959
Foreign	1,364	1,100	854
Deferred	1,867	(542)	287

	$18,500	$15,000	$14,100

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(in thousands)	2015	2014	2013
Tax at U.S. statutory rates	$18,227	$15,061	$14,400
Tax credits and other	(581)	(574)	(980)
Provisions for state income taxes, net of federal benefit	854	513	680

	$18,500	$15,000	$14,100

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	May 31
(in thousands)	2015	2014
Deferred income tax liabilities
Indefinite and long-lived assets	$(15,906)	$(13,759)
Prepaid expenses	(431)	(358)

	(16,337)	(14,117)
Deferred income tax assets
Inventories and accounts receivable	1,809	1,471
Accrued expenses and other	2,808	2,201

	4,617	3,672

Net deferred income tax liabilities	$(11,720)	$(10,445)

The Company has no significant accrual for unrecognized tax benefits at May 31, 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, such accruals will be reflected within income tax accounts. For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, State and local or non U.S. income tax examinations by tax authorities for fiscal years before 2011.

7.	Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $47,000 to $56,000 per year over the past five years. The Company’s estimated liability for these costs is $916,000 at May 31, 2015 and 2014, measured on an undiscounted basis over an estimated period of 15 years; $50,000 of the liability is recorded within current liabilities and the remainder is recorded within other long term liabilities in the consolidated balance sheet.

The Company has agreements with unrelated third parties that provide for the payment of license fees and royalties on the sale of certain products. Royalty expense under the terms of these agreements was $2,189,000, $2,278,000 and $1,837,000 for fiscal years 2015, 2014 and 2013, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2016—$643,000, 2017—$634,000, 2018—$659,000, and 2019—$659,000.

The Company leases office and manufacturing facilities under non-cancelable operating leases. Rent expense for fiscal years 2015, 2014 and 2013 was $736,000, $856,000 and $657,000, respectively. Future fiscal year minimum rental payments for these leases over their remaining terms are as follows: 2016—$424,000, 2017—$161,000, 2018—$161,000, 2019—$85,200, and 2020 and later—$62,400.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all employees. Employees are permitted to defer compensation up to IRS limits, with the Company matching 100% of the first 3% of deferred compensation and 50% of the next 2% deferred. The Company’s expense under this plan was $1,051,000, $954,000 and $863,000 in fiscal years 2015, 2014 and 2013, respectively.

9.	Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants, and insecticides to assist in control of rodents, insects and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of each of the segments are the same as those described in Note 1.

Segment information is as follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Fiscal 2015
Product revenues to external customers	$124,021	$123,919	$0	$247,940
Service revenues to external customers	7,458	27,676	0	35,134

Total revenues to external customers	131,479	151,595	0	283,074
Operating income (loss)	30,265	26,034	(3,181)	53,118
Depreciation and amortization	4,620	6,029	0	10,649
Total assets	145,576	144,161	102,444	392,181
Expenditures for long-lived assets	4,216	5,403	0	9,619

Fiscal 2014
Product revenues to external customers	$111,545	$108,189	$0	$219,734
Service revenues to external customers	4,745	22,926	0	27,671

Total revenues to external customers	116,290	131,115	0	247,405
Operating income (loss)	28,009	18,571	(3,189)	43,391
Depreciation and amortization	4,181	4,999	0	9,180
Total assets	105,607	173,643	66,051	345,301
Expenditures for long-lived assets	5,999	5,544	0	11,543

Fiscal 2013
Product revenues to external customers	$102,971	$81,163	$0	$184,134
Service revenues to external customers	3,187	20,207	0	23,394

Total revenues to external customers	106,158	101,370	0	207,528
Operating income (loss)	27,366	15,858	(2,518)	40,706
Depreciation and amortization	3,874	3,537	0	7,411
Total assets	93,079	121,908	75,571	290,558
Expenditures for long-lived assets	6,046	2,851	0	8,897

(1)	Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and noncontrolling interests.

Revenues to customers located outside the United States amounted to $103,867,000 or 36.7% of consolidated revenues in fiscal 2015, $96,111,000 or 38.8 % in fiscal 2014 and $83,171,000 or 40.1% in fiscal 2013 and were derived primarily in various countries throughout Europe, Canada, and the geographic areas of South and Central America and Asia. No customer represented revenues in excess of 10% of consolidated net sales in any of the three years. The United States based operations represent 95% of the Company’s long-lived assets as of May 31, 2015 and 95% as of May 31, 2014.

10.	Stock Repurchase

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of May 31, 2015, 112,026 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal years 2015 or 2014. Shares purchased under the program were retired.

11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
(in thousands, except per share)	August 2014	November 2014	February 2015	May 2015
Total revenues	$67,599	$68,455	$68,409	$78,611
Gross margin	34,076	34,208	33,703	37,698
Net income attributable to Neogen	8,883	7,806	7,454	9,384
Basic net income per share	0.24	0.21	0.20	0.26
Diluted net income per share	0.24	0.21	0.20	0.25

	Quarter Ended
(in thousands, except per share)	August 2013	November 2013	February 2014	May 2014
Total revenues	$58,548	$59,599	$61,996	$67,262
Gross margin	30,364	29,491	30,705	32,038
Net income attributable to Neogen	7,839	6,207	6,575	7,537
Basic net income per share	0.22	0.17	0.18	0.20
Diluted net income per share	0.21	0.17	0.18	0.20

Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options for the specific period, and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.