Form 10-Q
period 2015-08-31
NEOGEN CORP
filed 2015-09-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015.

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

As of August 31, 2015, there were 37,372,476 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	August 31, 2015	May 31, 2015
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$42,326	$66,061
Marketable securities (at fair value, which approximates cost)	68,629	48,103
Accounts receivable, less allowance of $1,350 and $1,300	59,041	59,208
Inventories	56,107	51,601
Deferred income taxes	2,300	1,991
Prepaid expenses and other current assets	6,958	4,231

TOTAL CURRENT ASSETS	235,361	231,195
NET PROPERTY AND EQUIPMENT	49,294	44,473

OTHER ASSETS
Goodwill	75,292	70,119
Other non-amortizable intangible assets	9,020	9,020
Customer-based intangibles, net of accumulated amortization of $14,385 and $14,446 at August 31 and May 31, 2015	24,875	24,170
Other non-current assets, net of accumulated amortization of $6,689 and $7,191	15,544	13,204

	124,731	116,513

TOTAL ASSETS	$409,386	$392,181

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$14,762	$13,691
Accrued compensation	3,898	4,142
Income taxes	2,292	1,275
Other accruals	5,947	6,348

TOTAL CURRENT LIABILITIES	26,899	25,456

DEFERRED INCOME TAXES	14,495	13,711
OTHER LONG-TERM LIABILITIES	2,086	2,051

	16,581	15,762

TOTAL LIABILITIES	43,480	41,218

COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized; 37,372,476 and 37,128,269 shares issued and outstanding at August 31 and May 31, 2015, respectively	5,980	5,941
Additional paid-in capital	138,234	131,906
Accumulated other comprehensive income (loss)	(3,155)	(2,442)
Retained earnings	224,892	215,569

TOTAL NEOGEN CORPORATION AND SUBSIDIARIES STOCKHOLDERS’ EQUITY	365,951	350,974
Non-controlling interest	(45)	(11)

TOTAL EQUITY	365,906	350,963

TOTAL LIABILITIES AND EQUITY	$409,386	$392,181

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended August 31,
	2015	2014

REVENUES
Product revenues	$65,036	$58,224
Service revenues	9,824	9,375

Total Revenues	74,860	67,599
COST OF REVENUES
Cost of product revenues	30,630	27,976
Cost of service revenues	6,438	5,547

Total Cost of Revenues	37,068	33,523

GROSS MARGIN	37,792	34,076

OPERATING EXPENSES
Sales and marketing	13,571	12,220
General and administrative	6,753	6,013
Research and development	2,573	2,404

	22,897	20,637

OPERATING INCOME	14,895	13,439

OTHER INCOME (EXPENSE)
Interest income	68	45
Change in purchase consideration	0	241
Other income (expense)	(524)	(16)

	(456)	270

INCOME BEFORE INCOME TAXES	14,439	13,709
INCOME TAXES	5,150	4,800

NET INCOME	9,289	8,909

NET LOSS/(INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	34	(26)

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$9,323	$8,883

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.25	$0.24

Diluted	$0.25	$0.24

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended August 31,
	2015	2014

Net Income	$9,289	$8,909

Other Comprehensive Income (Loss), Net of Tax: Currency Translation Adjustments	(713)	(219)

Comprehensive Income	8,576	8,690

Comprehensive Loss (Income) attributable to non-controlling interest	34	(26)

Comprehensive Income attributable to Neogen Corporation	$8,610	$8,664

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest

Balance, May 31, 2015	37,128	$5,941	$131,906	$(2,442)	$215,569	$(11)	$350,963
Issuance of shares of common stock under equity compensation plans, and share based compensation	235	38	5,969				6,007
Issuance of shares under employee stock purchase plan	9	1	359				360
Comprehensive income:
Net income (loss) for the three months ended August 31, 2015					9,323	(34)	9,289
Other comprehensive loss				(713)			(713)

Balance, August 31, 2015	37,372	$5,980	$138,234	$(3,155)	$224,892	$(45)	$365,906

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,289	$8,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,704	2,515
Share based compensation	1,297	907
Excess income tax benefit from the exercise of stock options	(1,880)	(865)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,209	155
Inventories	(3,310)	(3,933)
Prepaid expenses and other current assets	(2,725)	2,843
Accounts payable, accruals and other	16	(106)

NET CASH FROM OPERATING ACTIVITIES	6,600	10,425

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchases of property, equipment and other noncurrent assets	(2,821)	(2,511)
Proceeds from the sale of marketable securities	28,648	22,946
Purchases of marketable securities	(49,174)	(21,765)
Business acquisitions, net of cash acquired	(13,126)	0

NET CASH FOR INVESTING ACTIVITIES	(36,473)	(1,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,293	2,933
Excess income tax benefit from the exercise of stock options	1,880	865
Increase (decrease) in other long-term liabilities	0	0

NET CASH FROM BY FINANCING ACTIVITIES	6,173	3,798

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(35)	(111)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,735)	12,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,061	40,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,326	$53,457

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the fiscal 2015 statements have been reclassified to conform to the fiscal 2016 presentation. The results of operations for the three month period ended August 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2016. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2015 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2015.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2015	May 31, 2015
	(In thousands)
Raw Materials	$24,211	$21,605

Work-in-process	4,025	3,972
Finished and purchased goods	27,871	26,024

	$56,107	$51,601

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended August 31,
	2015	2014
	(In thousands, except per share amounts)

Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$9,323	$8,883
Denominator:
Denominator for basic net income per share:
Weighted average shares	37,213	36,776
Effect of dilutive stock options and warrants	542	514
Denominator for diluted net income per share	37,755	37,290
Net income attributable to Neogen Corporation per share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.24

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

Segment information as of and for the three months ended August 31, 2015 and 2014 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)		Total
	(In thousands)
Fiscal 2016
Product revenues to external customers	$32,051	$32,985	$		$65,036
Service revenues to external customers	2,408	7,416		0	9,824

Total revenues to external customers	34,459	40,401		0	74,860

Operating income (loss)	8,421	7,340		(866)	14,895
Total assets	132,115	179,453		97,818	409,386

Fiscal 2015
Product revenues to external customers	$28,062	$30,162		$0	$58,224
Service revenues to external customers	2,901	6,474		0	9,375

Total revenues to external customers	30,963	36,636		0	67,599

Operating income (loss)	7,515	6,705		(781)	13,439
Total assets	103,637	176,419		77,606	357,662

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the three months ended August 31, 2015 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2015	1,988,000	$31.04
Granted	0	0
Exercised	(245,000)	21.08
Forfeited	0	0

Options outstanding at August 31, 2015	1,743,000	32.44

During the three month periods ended August 31, 2015 and 2014, the Company recorded $1,297,000 and $907,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2015, estimated on the date of grant using the Black-Scholes option pricing model was $11.91, per option. No options were granted in the first quarter of fiscal 2016. The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY 2015
Risk-free interest rate	1.2%
Expected dividend yield	0%
Expected stock price volatility	36.2%
Expected option life	4.0 years

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

On November 1, 2013, the Company acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of contingent consideration, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $146,000 based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $963,000, net inventory of $2,796,000, property and equipment of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, contingent consideration liabilities of $146,000, non-amortizable trademarks of $1,500,000, intangible assets of $4,400,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Animal Safety segment. In October 2014, the Company paid the former owners $600,000 and recorded an additional $454,000 for contingent consideration, charged to Other Expense, based on achievement of defined sales targets.

On January 2, 2014, the Company acquired all of the stock of Chem-Tech Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and up to $1,000,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $390,000, based on forecasted sales. The final purchase price allocation included accounts receivable of $380,000, net inventory of $4,184,000, prepaid assets of $100,000, property and equipment of $807,000, current liabilities of $184,000, contingent consideration liabilities of $390,000, intangible assets of $8,327,000 (with an estimated life of 5-25 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Animal Safety segment. In February 2015, the Company paid the former owners $474,000 and recorded an additional $84,000 for contingent consideration, charged to Other Expense, based upon achievement of sales targets.

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

On June 1, 2015, Neogen acquired the assets of Sterling Test House, a commercial food testing laboratory based in India. Consideration for the purchase was $1,118,000 in cash. The purchase price allocation included accounts receivable of $43,000, net inventory of $14,000, property and equipment of $141,000 and the remainder to goodwill and other intangible assets. These are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Animal Safety segment.

On August 26, 2015, the Company acquired all of the stock of Lab M Holdings, a developer, manufacturer and supplier of microbiological culture media and diagnostic systems located in the United Kingdom. Consideration for the purchase was $12,436,000 in cash. The preliminary purchase allocation included cash of $285,000, accounts receivable of $975,000, net inventory of $1,169,000, property and equipment of $3,337,000, other current assets of $596,000, current liabilities of $1,350,000, long-term deferred tax liability of $784,000, intangible assets of $3,918,000 (with an estimated life of 3-15 years) and the remainder to goodwill. These are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Food Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2017. There were no advances against this line of credit during fiscal 2016 and fiscal 2015 and no balance outstanding at August 31, 2015. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.20% at August 31, 2015). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2015.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $47,000 to $56,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at August 31 and May 31, 2015, measured on an undiscounted basis over an estimated period of 15 years; $50,000 of the liability is recorded within current liabilities and the remainder is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of August 31, 2015, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2016 and there were none in fiscal 2015.

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

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Executive Overview

Neogen Corporation revenues for the quarter ended August 31, 2015 were $74.9 million, an increase of $7.3 million, or 10.7%, compared to revenues of $67.6 million in the first quarter of the prior fiscal year. Net income attributable to Neogen for the first quarter increased 5.0% to $9.3 million, or $0.25 per fully diluted share, compared to $8.9 million, or $0.24 per fully diluted share, in the first quarter of fiscal 2015.

Food Safety revenues increased by 11.3% for the first quarter, and Animal Safety revenues increased by 10.3%, both compared to the same period in the prior year. During the quarter, the Company recorded revenues of $1.3 million from the BioLumix acquisition in October 2014, which reports within Food Safety, and revenues of $152,000 from the Sterling Test House acquisition in June 2015, which reports within Animal Safety.

The strength of the U.S. dollar had a negative impact on comparative revenues for the Company’s international operations. The dollar was higher in the current quarter against all the currencies in which the Company conducts business, compared to the first quarter last fiscal year, which resulted in lower sales when those currencies were converted to dollars. Additionally, sales in local currency were down 4.5% at Neogen Europe, based in Ayr, Scotland, due to a large genomics order and equipment placements from the prior year quarter, which were not repeated in the current year. Despite the difficult comparative currency situation, Neogen Latinoamerica, based in Mexico City, increased revenues 25.7% (53.2% in local currency) due to market share increases across most product lines and, to a lesser extent, the transfer of some customers located in Central America. These customers, previously served by sales and technical service personnel in Lansing, Michigan, were transferred in order to be better served by local sales staff. Neogen do Brasil, based near Sao Paolo, Brazil, increased revenues 16.1% (70.1% in local currency), led by increases in sales of dehydrated culture media, dairy antibiotics test kits and biosecurity products. Neogen China had a large increase off a small prior year base, on market share gains after the December acquisition of its former distributor in China. Total international sales were 32.7% of total sales in the first quarter, compared to 36.8% in the same period of the prior year.

Service revenue was $9.8 million in the first quarter, an increase of 4.8% compared to the same quarter in the prior year. This increase is due primarily to increases at the Company’s commercial agrigenomics laboratory located in Lincoln, Nebraska, which recorded an increase of 12.0%, due to incremental business from a large poultry producer and increases in services to beef and dairy cattle producers. Offsetting this increase were lower genomics revenues at Neogen Europe, due to a large order in the first quarter of fiscal 2015, which did not repeat in this year’s first quarter.

Consolidated gross margins were 50.5% in the first quarter of fiscal 2016, compared to 50.4% in the same period in the prior fiscal year. Food Safety gross margin had a 30 basis point improvement while Animal Safety gross margin declined 20 basis points, each as compared to the same period in the prior year. Slight changes in product mix within each segment resulted in the comparative variances.

Overall operating expenses increased 11.0% for the first quarter, compared to the same period a year ago. Sales and marketing expense rose 11.1%. Increases in personnel related expenses such as salaries, benefits and travel, reflecting the increased headcount from the prior year, account for the majority of the increase. Other increases were shipping expense, and higher advertising and promotion costs. General and administrative expense rose by 12.3%, due to higher stock-based compensation and salary expenses, as well as higher depreciation and license expenses, primarily related to the Company’s information technology infrastructure. Research and development expense increased 7.0%, reflecting higher levels of development activity and increases in personnel related expenses.

Operating income was 19.9% of sales in the first quarters of both fiscal 2016 and 2015. Other expense was $456,000 in the first quarter of fiscal 2016, compared to other income of $270, 000 in the same period last year. Components of other income/expense in the fiscal 2016 first quarter included $605,000 of expense related to currency translations. Partially offsetting this was $54,000 of royalty income and $68,000 of interest income. The first quarter of fiscal 2015 included $241,000 of income recorded on the settlement of contingent consideration related to the SyrVet acquisition and $45,000 of interest income, partially offset by $55,000 of expense related to currency translations.

The provision for income taxes was 35.7% of income before tax, higher than the 35.0% recorded in the first quarter of fiscal 2015, and similar to the 35.5% recorded for the full fiscal year of 2015.

Revenues

	Three Months ended August 31, 2015
	2015	2014	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$16,382	$15,440	$942	6.1%
Bacterial & General Sanitation	8,076	6,134	1,942	31.7%
Dehydrated Culture Media & Other	10,001	9,389	612	6.5%

	$34,459	$30,963	$3,496	11.3%

Animal Safety
Life Sciences	$1,699	$2,345	$(646)	(27.5%)
Veterinary Instruments & Disposables	10,167	9,400	767	8.2%
Animal Care & Other	8,158	5,709	2,449	42.9%
Rodenticides, Insecticides & Disinfectants	13,125	12,708	417	3.3%
DNA Testing Service	7,252	6,474	778	12.0%

	$40,401	$36,636	$3,765	10.3%

Total Revenues	$74,860	$67,599	$7,261	10.7%

The Company’s Food Safety segment revenues were $34.5 million for the first quarter ended August 31, 2015, an increase of 11.3% compared to the same period in the prior year. Organic growth for the segment was 7.0%. Natural Toxins, Allergens and Drug Residues revenues increased 6.1%. Within this category, sales of natural toxins rose 11.7%, the result of minor DON outbreaks in the midwestern U.S. and Europe. Allergen test kit revenues rose 16.9%, led by increased market demand for the Company’s peanut, gluten, and soy detection products, and incremental sales from the Company’s recently introduced product to detect the presence of treenuts. Partially offsetting these increases was an 11.4% decrease in Drug Residues revenues. These products are primarily sold in Europe, and although volume rose slightly, the decline in the average value of the euro resulted in the comparative revenue decline.

Bacterial and General Sanitation sales increased 31.7% in the first quarter compared to the same period in the prior year, aided significantly by $1.3 million in revenue from the October 2014 acquisition of BioLumix. The existing Soleris consumable products, which consist primarily of reagent vials used to detect spoilage organisms, such as yeast and molds, rose 23.8%, and equipment sales also increased, up 14.5%. General Sanitation revenues increased 11.9%, as the Company recently introduced its next generation Accupoint system to monitor environmental sanitation. Dehydrated Culture Media and Other sales increased 6.5% over the prior year. This increase was driven by a large sale of media to a customer as part of a research product; the duration of this project is not yet known. Partially offsetting the media increase were lower genomics revenues at Neogen Europe due to a significant order in the first quarter of the prior fiscal year, which did not repeat in the current year quarter.

Animal Safety segment revenues were $40.4 million for the first quarter of fiscal 2016, an increase of 10.3% compared to the first quarter in the prior year. The growth was led by strong increases in the Animal Care & Other product line, up 42.9% compared to the prior year. Within this category, small animal supplements increased 53.3% as the Company benefitted from incremental business for a canine thyroid replacement therapy resulting from a supply disruption in the market; additionally, sales of an equine supplement rose significantly, as a key raw material became available, and the Company was able to fulfill outstanding open orders. Dairy supplies revenues also increased, due to a new distribution agreement with a large manufacturer of dairy equipment to supply their dealers.

Life Sciences revenues declined 27.5% for the comparative quarter, as a large order of forensic kits to commercial testing labs in the first quarter of the prior fiscal year did not repeat this year due to delays in the effective date of new laws governing drug testing of commercial drivers in Brazil. Revenues for Veterinary Instruments and Disposables rose 8.2% in the first quarter, due primarily to increases in disposable syringes, up 37.5%, and broad based increases across the instrument product line. Rodenticides, Insecticides and Disinfectants increased by 3.3% for the quarter, as compared to the same period in the prior year. Rodent control revenues increased 39.2% due to incremental revenues from a contract manufacturing relationship with a large marketer of residential rodenticides, and continuing revenues relating to the vole outbreak in the northwestern U.S. Offsetting this increase, Insecticides declined 22.1% during the first quarter, the result of a spring booking program offered to distributors in the second half of fiscal 2015, which pulled sales out of the first quarter of fiscal 2016, and moved them into the third and fourth quarters of fiscal 2015.

DNA Testing revenues, excluding sales through international subsidiaries, increased by 12.0% for the quarter compared to the prior year. The increase resulted from incremental business with a large poultry producer and increased demand for services, primarily from the beef and dairy cattle market.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $111.0 million at August 31, 2015, compared to $114.2 million at May 31, 2015. Approximately $6.6 million in cash was generated from operations during the first three months of fiscal 2016. Net cash proceeds of $4.3 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first three months of fiscal 2016. In the first quarter of the fiscal year, the Company spent a net of $13.1 million on its acquisitions of Sterling Test House and Lab M and $2.8 million for property, equipment and other non-current assets.

Accounts receivable balances were $59.0 million at August 31, 2015, essentially flat compared to the $59.2 million balance at May 31, 2015; all customer accounts are actively managed, with particular attention given to accounts in international markets, due to the volatility and uncertainty in these markets. Inventory levels increased by $4.5 million, or 8.7%, compared to May 31, 2015. The increase is due primarily to the timing of receipts of international orders, increases in stocking levels of identified key products to ensure availability, and inventories purchased in the acquisitions.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2015, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. The Company also could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar, the British pound sterling, the euro, the Mexican peso, the Brazilian real and the Chinese yuan. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues can be affected positively or negatively by changes in exchange rates in the course of collection. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, Brazil, Mexico, China and India, where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Chinese yuan and Indian rupee, respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2015 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended August 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 30, 2015

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: September 30, 2015

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)