Form 10-Q
period 2015-11-30
NEOGEN CORP
filed 2016-01-08
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015.

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

As of November 30, 2015, there were 37,443,771 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	November 30, 2015	May 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,378	$66,061
Marketable securities (at fair value, which approximates cost)	51,640	48,103
Accounts receivable, less allowance of $1,400 and $1,300	57,604	59,208
Inventories	61,485	51,601
Deferred income taxes	2,293	1,991
Prepaid expenses and other current assets	6,077	4,231

TOTAL CURRENT ASSETS	250,477	231,195
NET PROPERTY AND EQUIPMENT	51,865	44,473

OTHER ASSETS
Goodwill	75,147	70,119
Other non-amortizable intangible assets	9,020	9,020
Customer based intangibles, net of accumulated amortization of $15,069 and $14,446 at November 30, 2015 and May 31, 2015	23,571	24,170
Other non-current assets, net of accumulated amortization of $7,630 and $7,191 at November 30, 2015 and May 31, 2015	15,703	13,204

	123,441	116,513

TOTAL ASSETS	$425,783	$392,181

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$20,682	$13,691
Accrued compensation	4,246	4,142
Income taxes	289	1,275
Other accruals	6,010	6,348

TOTAL CURRENT LIABILITIES	31,227	25,456

DEFERRED INCOME TAXES	14,478	13,711
OTHER LONG-TERM LIABILITIES	2,176	2,051

	16,654	15,762

TOTAL LIABILITIES	47,881	41,218

COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized 37,443,771 and 37,128,269 shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively	5,991	5,941
Additional paid-in capital	141,371	131,906
Accumulated other comprehensive loss	(3,449)	(2,442)
Retained earnings	233,965	215,569

TOTAL NEOGEN CORPORATION STOCKHOLDERS’ EQUITY	377,878	350,974
Non-controlling interest	24	(11)

TOTAL EQUITY	377,902	350,963

TOTAL LIABILITIES AND EQUITY	$425,783	$392,181

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
REVENUES
Product revenues	$68,717	$59,824	$133,754	$118,048
Service revenues	10,893	8,631	20,717	18,006

Total Revenues	79,610	68,455	154,471	136,054
COST OF REVENUES
Cost of product revenues	34,006	29,258	64,637	57,234
Cost of service revenues	7,380	4,989	13,818	10,536

Total Cost of Revenues	41,386	34,247	78,455	67,770

GROSS MARGIN	38,224	34,208	76,016	68,284

OPERATING EXPENSES
Sales and marketing	14,203	12,743	27,774	24,963
General and administrative	6,791	6,094	13,543	12,107
Research and development	2,618	2,474	5,192	4,878

	23,612	21,311	46,509	41,948

OPERATING INCOME	14,612	12,897	29,507	26,336

OTHER INCOME (EXPENSE)
Interest income	51	47	119	92
Change in purchase consideration	0	(454)	0	(213)
Other expense	(471)	(64)	(995)	(80)

	(420)	(471)	(876)	(201)
INCOME BEFORE INCOME TAXES	14,192	12,426	28,631	26,135
INCOME TAXES	5,050	4,600	10,200	9,400

NET INCOME	9,142	7,826	18,431	16,735
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(69)	(20)	(35)	(46)

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION	$9,073	$7,806	$18,396	$16,689

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.24	$0.21	$0.49	$0.45

Diluted	$0.24	$0.21	$0.49	$0.45

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Net Income	$9,142	$7,826	$18,431	$16,735
Other Comprehensive Loss, Net of Tax: Currency Translation Adjustments	(294)	(1,638)	(1,007)	(1,857)

Comprehensive Income	8,848	6,188	17,424	14,878
Comprehensive Income attributable to non-controlling interest	(69)	(20)	(35)	(46)

Comprehensive Income attributable to Neogen Corporation	$8,779	$6,168	$17,389	$14,832

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non-controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2015	37,128	$5,941	$131,906	$(2,442)	$215,569	$(11)	$350,963
Issuance of shares of common stock under equity compensation plans, and share based compensation	307	49	9,106				9,155
Issuance of shares under employee stock purchase plan	9	1	359				360
Comprehensive income:
Net income for the six months ended November 30, 2015					18,396	35	18,431
Other comprehensive loss				(1,007)			(1,007)

Balance, November 30, 2015	37,444	$5,991	$141,371	$(3,449)	$233,965	$24	$377,902

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,431	$16,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,680	5,170
Share based compensation	2,545	1,959
Excess income tax benefit from the exercise of stock options	(2,443)	(1,132)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	2,514	(91)
Inventories	(8,784)	(2,066)
Prepaid expenses and other current assets	(1,858)	3,368
Accounts payable, accruals and other	4,776	(576)

NET CASH FROM OPERATING ACTIVITIES	20,861	23,367
CASH FLOWS FOR INVESTING ACTIVITIES:
Purchases of property and equipment and other noncurrent assets	(7,815)	(4,705)
Proceeds from the sale of marketable securities	80,379	42,342
Purchases of marketable securities	(83,916)	(51,768)
Business acquisitions, net of cash required	(13,554)	(4,514)

NET CASH FOR INVESTING ACTIVITIES	(24,906)	(18,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	6,611	3,248
Excess income tax benefit from the exercise of stock options	2,443	1,132
Increase in other long-term liabilities	0	0

NET CASH FROM FINANCING ACTIVITIES	9,054	4,380
EFFECT OF EXCHANGE RATE ON CASH	308	(719)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,317	8,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,061	40,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,378	$49,058

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended November 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2016. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2015 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2015.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30, 2015	May 31, 2015
	(In thousands)
Raw Materials	$26,574	$21,605
Work-in-process	4,219	3,972
Finished and purchased goods	30,692	26,024

	$61,485	$51,601

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$9,073	$7,806	$18,396	$16,689
Denominator:
Denominator for basic net income per share:
Weighted average shares	37,390	36,941	37,301	36,858
Effect of dilutive stock options and warrants	478	438	509	473

Denominator for diluted net income per share	37,868	37,379	37,810	37,331
Net income attributable to Neogen Corporation per share:
Basic	$0.24	$0.21	$0.49	$0.45

Diluted	$0.24	$0.21	$0.49	$0.45

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

Segment information as of and for the three months ended November 30, 2015 and 2014 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Three months ended November 30, 2015
Product revenues to external customers	$34,682	$34,035	$0	$68,717
Service revenues to external customers	2,572	8,321	0	10,893

Total revenues to external customers	37,254	42,356	0	79,610
Operating income (loss)	7,687	7,833	(908)	14,612
Total assets	132,472	182,478	110,833	425,783

Three months ended November 30, 2014
Product revenues to external customers	$30,351	$29,473	$0	$59,824
Service revenues to external customers	2,604	6,027	0	8,631

Total revenues to external customers	32,955	35,500	0	68,455
Operating income (loss)	8,196	5,436	(735)	12,897
Total assets	107,777	175,038	83,102	365,917

Segment information for the six months ended November 30, 2015 and 2014 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Six months ended November 30, 2015
Product revenues to external customers	$66,733	$67,021	$0	$133,754
Service revenues to external customers	4,981	15,736	0	20,717

Total revenues to external customers	71,714	82,757	0	154,471
Operating income (loss)	16,108	15,173	(1,774)	29,507

Six months ended November 30, 2014
Product revenues to external customers	$58,414	$59,634	$0	$118,048
Service revenues to external customers	5,504	12,502	0	18,006

Total revenues to external customers	63,918	72,136	0	136,054
Operating income (loss)	15,712	12,141	(1,517)	26,336

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the six months ended November 30, 2015 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2015	1,988,000	$31.04
Granted	549,000	46.98
Exercised	(315,000)	22.09
Forfeited	(15,000)	35.58

Options outstanding at November 30, 2015	2,207,000	36.26

During the three and six month periods ended November 30, 2015 and 2014, the Company recorded $1,248,000 and $1,053,000 and $2,545,000 and $1,959,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2016 and fiscal 2015, estimated on the date of grant using the Black-Scholes option pricing model was $13.11 and $11.88 respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY2016	FY2015
Risk-free interest rate	1.2%	1.2%
Expected dividend yield	0%	0%
Expected stock price volatility	33.3%	36.2%
Expected option life	4.0 years	4.0 years

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

On November 1, 2013, the Company acquired the assets of Prima Tech Incorporated, a veterinary instrument company based in Kenansville, North Carolina. Prima Tech manufactures devices used by farmers, ranchers, and veterinarians to inject animals, provide topical applications, and to use for oral administration. Prima Tech is also a supplier of products used in artificial insemination in the swine industry. Consideration for the purchase was $12,068,000 in cash and up to $600,000 of contingent consideration, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $146,000 based on forecasted sales. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included accounts receivable of $963,000, net inventory of $2,796,000, property and equipment of $1,653,000, prepaid assets of $8,000, current liabilities of $1,840,000, contingent consideration liabilities of $146,000, non-amortizable trademarks of $1,500,000, intangible assets of $4,400,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Animal Safety segment. In October 2014, the Company paid the former owners $600,000 for contingent consideration based on achievement of defined sales targets, recording an additional $454,000 charge to other expense.

On January 2, 2014, the Company acquired all of the stock of Chem-Tech Ltd., a pest control manufacturing and distribution business located in Pleasantville, Iowa. Consideration for the purchase was $17,185,000 in cash and up to $1,000,000 of a contingent consideration liability, due at the end of the first year, based on an excess net sales formula. The Company estimated the contingent consideration liability to be $390,000, based on forecasted sales. The final purchase price allocation included accounts receivable of $380,000, net inventory of $4,184,000, prepaid assets of $100,000, property and equipment of $807,000, current liabilities of $184,000, contingent consideration liabilities of $390,000, intangible assets of $8,327,000 (with an estimated life of 5-25 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Animal Safety segment. In February 2015, the Company paid the former owners $474,000 for contingent consideration based upon achievement of sales targets, recording an additional $84,000 charge to other expense.

On October 1, 2014, the Company acquired all of the stock of BioLumix, Inc., a manufacturer and marketer of automated systems for the detection of microbial contaminants located in Ann Arbor, Michigan. Consideration for the purchase was $4,514,000 in cash. The final purchase price allocation included accounts receivable of $499,000, other receivable of $178,000, net inventory of $421,000 prepaid assets of $48,000, property and equipment of $159,000, current liabilities of $155,000, long-term liabilities of $780,000, intangible assets of $2,090,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business has been relocated to Lansing, Michigan and integrated with the Company’s operations there, reporting within the Food Safety segment.

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

On December 22, 2015, the Company acquired the rodenticide assets of Virbaq Corporation, the North American affiliate of the France-based Virbac group, a global animal health company. The acquired assets include a rodenticide active ingredient that complements Neogen’s existing active ingredients, and more than 40 regulatory approvals for a variety of formulations in the United States, Canada and Mexico. The acquired assets also include a large retail and OEM customer base. Consideration for the purchase was $3,525,000 in cash and up to $300,000 of contingent consideration. The products will be manufactured at the Company’s current production facility in Randolph, Wisconsin and will report through Animal Safety. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2017. There were no advances against this line of credit during fiscal 2016 and fiscal 2015 and no balance outstanding at November 30, 2015. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.23% at November 30, 2015). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2015.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $47,000 to $56,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at November 30, 2015 and May 31, 2015, measured on an undiscounted basis over an estimated period of 15 years; $50,000 of the liability is recorded within current liabilities and the remainder is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of November 30, 2015, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2016 and there were none in fiscal 2015.

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

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report or Form 10-K for the fiscal year ended May 31, 2015.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Executive Overview

Neogen Corporation revenues for the quarter ended November 30, 2015 were $79.6 million, an increase of $11.1 million, or 16.3%, compared to revenues of $68.5 million in the second quarter of the prior fiscal year. For the year-to-date period ended November 30, 2015, revenues were $154.5 million, an increase of $18.4 million, or 13.5%, compared to the same period in the prior year. Net income attributable to Neogen for the second quarter increased 16.2% to $9.1 million, or $0.24 per fully diluted share, compared to $7.8 million, or $0.21 per fully diluted share, in the second quarter of fiscal 2015. For the year-to-date period, net income was $18.4 million, or $0.49 per fully diluted share, an increase of 10.2% compared to fiscal 2015 year-to-date net income of $16.7 million, or $0.45 per fully diluted share.

Food Safety revenues increased 13.0% for the second quarter, and Animal Safety revenues increased 19.3%, each compared to the same period in the prior year. For the year-to-date period, Food Safety revenues increased 12.2% and Animal Safety revenues increased 14.7%. In the current fiscal year, the Company benefitted from sales resulting from the Lab M, BioLumix and, to a lesser extent, Sterling Test House acquisitions. Overall organic sales growth was 12.8% in the second quarter and 10.5% for the year-to-date period. For the second quarter, organic sales increased 6.1% in the Food Safety division and 19.0% in the Animal Safety division. For the six month period, organic sales increased 6.5% in the Food Safety division and 14.1% in the Animal Safety division.

The strength of the U.S. dollar and difficult prior year comparisons at Neogen Europe continued to have a negative impact on comparative revenues for the Company’s international operations for both the second quarter and six month periods. The dollar was higher in the current year to date against all currencies in which the Company conducts business, compared to the same period in the prior year. Neogen Europe sales were down 10.3% in the second quarter, 5.9% in local currency, due to non-recurring genomics projects and lower mycotoxin revenues resulting from prior year outbreaks which did not recur; for the year to date, revenues were down 11.2% (5.2% in local currency) due to non-recurring genomics projects, lower mycotoxin revenues, and equipment placements from the prior year, which did not repeat in the current year.

Despite the difficult comparative currency situation, Neogen Latinoamerica, based in Mexico City, increased revenues 27.8% (58.5% in local currency) in the second quarter due to market share increases across most product lines and, to a lesser extent, the transfer of some customers located in Central America. These customers, previously served by sales and technical service personnel in Lansing, Michigan, were transferred to Neogen Latinoamerica in order to be better served by local sales staff. On a year-to-date basis, revenues increased 27.0% in U.S. dollars and 56.5% in local currency. Neogen do Brasil sales decreased 12.0% in the second quarter, when translated from the real to the U.S. dollar, but increased 38.4% in local currency in a difficult economic environment, led by increases in sales of dehydrated culture media, dairy antibiotic test kits and Soleris equipment. For the six month period, sales increased 1.1% in U.S. dollars and 52.4% in local currency, led by the previously mentioned product lines and an increase in sales of biosecurity products in the first quarter. Neogen China had a significant revenue increase for both the quarter and year-to-date periods, albeit off a small prior year base, on market share gains after the December 2014 acquisition of a former distributor in China.

Expressed as a percentage of total sales, international sales in the second quarter of fiscal 2016 were 36.0%, compared to 40.4% in the same period of the prior year. For the six month period, international sales were 34.4% of total sales, compared to 38.6% in the prior year. This decline as a percentage of sales was due in part to the strength of the U.S. dollar, which reduced comparative revenues in the local currency of our international locations when converted to dollars. Revenues were negatively impacted by currency translations of $2.3 million in the second quarter and $4.5 million for the six month period. Excluding this decrease, international sales as a percentage of total sales would have been 38.9% for the second quarter and 37.3% for the year-to-date period.

Service revenue was $10.9 million in the second quarter, an increase of $2.3 million, or 26.2%, compared to the same quarter in the prior year. On a year-to-date basis, service revenue increased 15.1% from $18.0 million in the prior year to $20.7 million. For both the quarter and year-to-date periods, the increase is due primarily to increases at GeneSeek, the Company’s commercial agrigenomics laboratory located in Lincoln, Nebraska. Sales recorded at GeneSeek increased 34.6% in the second quarter and 22.9% for the six month period, both compared to the same periods in the prior year, due to incremental business from a large poultry producer and increased penetration in services to the porcine market.

Consolidated gross margins were 48.0% in the second quarter of fiscal 2016 compared to 50.0% in the same period in the prior fiscal year. Year-to-date gross margins were 49.2% compared to 50.2% in the prior year. For the second quarter of the current fiscal year, Food Safety gross margins declined 450 basis points, the result of mix changes on existing product lines and lower margin acquired Lab M products, while Animal Safety gross margins improved 80 basis points, due to favorable product mix. For the year-to-date period, Food Safety gross margins were 220 basis points lower than the same period a year ago and Animal Safety gross margins improved by 40 basis points. Changes in product mix within each segment and the increase in Animal Safety sales as a percentage of total sales also contributed to the comparative variances.

Overall operating expenses increased 10.8% for the second quarter and 10.9% for the six months, both compared to the same periods in the prior year. Sales and marketing expense increased 11.5% in the second quarter and 11.3% on a year-to-date basis. Increases in personnel related expenses such as salaries, benefits and travel, reflecting increased headcount, represent the majority of the increase. Other increases were shipping expense and higher advertising and promotion costs. General and administrative expense rose by 11.4% in the second quarter and was up 11.9% for the year-to-date period. The increase in both periods was due to higher stock-based compensation, the result of increased value per share from option grants, salary expenses due to increased headcount, and increased depreciation and license expenses, primarily related to the Company’s information technology infrastructure. Research and development expense increased 5.8% in the second quarter and 6.4% on a year-to-date basis. The increases in both periods reflect higher levels of development activity and increases in personnel related expenses.

Operating income was 18.4% of sales in the second quarter of fiscal 2016, compared to 18.8% in the same quarter of the prior year. For the six month period ended November 30, 2015, operating income was 19.1% of sales compared to 19.4% in the prior year.

Other expense was $420,000 in the second quarter compared to $471,000 in the same period in the prior year. Components of other income/expense in the fiscal 2016 second quarter included $562,000 of expense related to currency translations. Partially offsetting this was $74,000 of royalty income and $51,000 of interest income. During the second quarter of fiscal 2015, other expense of $454,000 was recorded to reflect additional contingent consideration related to the Prima Tech acquisition. The total amount from the second quarter of fiscal 2015 also includes expense from currency translations of $164,000, royalty income of $85,000 and interest income of $47,000.

Year to date, other expense was $876,000; expense due to currency translations for the six month period was $1,167,000, offset by $109,000 of royalty income and $118,000 of interest income. For the year to date in the prior year, other expense of $202,000 reflects the $454,000 Prima Tech charge recorded during the second quarter and expense from currency translations of $220,000, offset by a $241,000 over accrual for contingent consideration related to the SyrVet acquisition recorded in the first quarter of fiscal 2015, royalty income of $85,000 and interest income of $92,000.

The provision for income taxes was 35.6% of income before tax, compared to 37.0% recorded in the prior year second quarter. The prior year second quarter included an adjustment to deferred tax assets related to Neogen do Brasil. On a year-to-date basis, the provision was 35.6% compared to 36.0% in the prior year.

Revenues

Three and six months ended November 30, 2015 and 2014:

	Three Months ended November 30,
	2015	2014	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$16,409	$15,952	$457	2.9%
Bacterial & General Sanitation	8,495	7,017	1,478	21.1%
Dehydrated Culture Media & Other	12,350	9,986	2,364	23.7%

	$37,254	$32,955	$4,299	13.0%
Animal Safety
Life Sciences	$1,960	$2,261	$(301)	-13.3%
Veterinary Instruments & Disposables	10,411	10,242	169	1.7%
Animal Care & Other	9,870	7,060	2,810	39.8%
Rodenticides, Insecticides & Disinfectants	11,912	9,909	2,003	20.2%
DNA Testing Service	8,203	6,028	2,175	36.1%

	$42,356	$35,500	$6,856	19.3%

Total Revenues	$79,610	$68,455	$11,155	16.3%

	Six Months ended November 30,
	2015	2014	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$32,792	$31,392	$1,400	4.5%
Bacterial & General Sanitation	16,571	13,151	3,420	26.0%
Dehydrated Culture Media & Other	22,351	19,375	2,976	15.4%

	$71,714	$63,918	$7,796	12.2%
Animal Safety
Life Sciences	$3,659	$4,606	$(947)	-20.6%
Veterinary Instruments & Disposables	20,578	19,642	936	4.8%
Animal Care & Other	18,028	12,769	5,259	41.2%
Rodenticides, Insecticides & Disinfectants	25,037	22,617	2,420	10.7%
DNA Testing Service	15,455	12,502	2,953	23.6%

	$82,757	$72,136	$10,621	14.7%

Total Revenues	$154,471	$136,054	$18,417	13.5%

Revenues for the Company’s Food Safety segment were $37.3 million in the second quarter of fiscal 2016, an increase of 13.0% compared to the same period in the prior year. On a year-to-date basis, Food Safety revenues were $71.7 million, 12.2% higher than the comparable period of the prior year. Sales from the BioLumix (October 1, 2014) and Lab M (August 26, 2015) acquisitions contributed $2.3 million and $3.6 million to the growth for the respective quarter and year-to-date periods. Natural Toxins, Allergens and Drug Residues increased 2.9% in the second quarter and rose 4.5% on a year-to-date basis, each compared to the same periods of the prior year. Increases in this category were driven by continued strong growth of allergen test kits, particularly for the detection of gluten, soy, and peanut, as demand for this product line continues to increase due to higher consumer awareness and increased recalls due to allergenic contamination. Overall allergen sales increased 21.1% for the quarter and 17.9% on a year-to-date basis. Natural toxin sales decreased 5.3% for the second quarter of fiscal 2016, the result of relatively clean crops in both North America and Europe; in the same period in the prior year, there were DON outbreaks in Eastern Europe and Canada which did not recur. On a year-to-date basis, natural toxin revenues increased 2.6%, primarily the result of higher first quarter DON revenues due to isolated outbreaks in the Midwestern U.S. and Europe. Drug residue test kit revenues were flat compared to last year’s second quarter and were down 6.4% on a year-to-date basis, primarily due to currency translation and delays in the launch of a new product required by legislation in Eastern Europe.

Bacterial and General Sanitation revenues rose 21.1% in the second quarter of fiscal 2016 and increased 26.0% for the year-to-date period, each compared to the same period a year ago. Growth in the Soleris and BioLumix product lines, which increased 28.4% overall for the quarter (5.5% on an organic basis) and 60.1% for the year to date (11.8% organic) contributed significantly to the increase in this category, with growth in both equipment and disposable vials. The AccuPoint sanitation monitoring product line rose 24.6% in the second quarter and increased 18.3% for the year-to-date period, due to the successful introduction of an improved, next generation product line. Additionally, pathogen kit sales increased 11.2% for the quarter and rose 4.4% for the year-to-date period, due primarily to increases in sales of listeria test kits to the commercial lab market.

Dehydrated Culture Media and Other sales increased 23.7% for the quarter and 15.4% for the year-to-date period ended November 30, 2015, each as compared to the same period in the prior year. The Lab M acquisition, which closed on August 26, 2015, added $1.8 million in revenue in the second quarter. Other increases in this category for both the three and six month periods were sales of Animal Safety products to customers in Central America which were transferred to the Company’s Neogen Latinoamerica subsidiary in order to better serve them, and increases in Acumedia sales to the traditional media market. Genomics revenues in Europe, Brazil, China and Mexico, which are recorded as Food Safety revenues in these countries, were 7.7% lower than the prior year for the three month period, and 19.5% lower for the six month period, due in large part to revenues in Europe in each quarter in the prior year which did not recur.

Animal Safety segment revenues were $42.4 million for the quarter ended November 30, 2015, a 19.3% increase, and year-to-date revenues were $82.8 million, a 14.7% increase, each compared to the same period in the prior year. The growth was led by strong increases in the Animal Care and Other product line, up 39.8% in the quarter and 41.2% for the year to date. The increase in the three and six month periods was primarily from a recently executed distribution agreement with a large manufacturer and supplier of dairy equipment and strength in the Company’s line of wound care products. In addition, during the second quarter of fiscal 2016, revenues for the Company’s veterinary antibiotic line increased 55.6%, due to focused marketing efforts and a major competitor exiting the business. For the year-to-date period, small animal supplements were up 21.6%, due to strong sales of the Company’s line of thyroid replacement therapy for companion animals resulting from a supply disruption in the market in the first quarter.

Life Sciences sales decreased 13.3% for the quarter, and 20.6% on a year-to-date basis, due to delayed implementation of new testing requirements in Brazil for commercial drivers until spring of 2016, which has resulted in lower sales of the company’s forensic kit sales to commercial labs in these markets. The prior year comparative periods included sales of those forensic kits, which were made prior to the delay in effective date. Revenues of Veterinary Instruments and Disposables rose 1.7% for the quarter and 4.8% for the year to date; increase in syringes used to deliver medications and animal marking products were the primary contributors to this growth. Lower sales of detectable needles and hoof and leg care products in the second quarter partially offset the growth in this product category.

Rodenticides, Insecticides and Disinfectants revenues increased 20.2% for the quarter and 10.7% on a year-to-date basis, primarily due to an increase in rodenticide revenues of 69.4% for the quarter and 54.0% for the six months. The increase in rodenticides for both periods resulted from a contract manufacturing relationship with a large marketer of residential rodenticides, increases in retail market share, and continuing revenues relating to a vole outbreak in the northwestern U.S. Insecticide revenues recovered from a weak first quarter to record revenue increases of 24.8% in the second quarter, although for the year to date, they were down 10.1%. Partially offsetting these increases were lower revenues of cleaners and disinfectants, down 31.1% in the second quarter and down 17.7% for the six months, primarily due to the lack of availability of a key technical raw material.

DNA Testing Services revenues increased 36.1% in the second quarter and 23.6% for the year-to-date period, each compared to the same period in the prior year. For each comparative period, incremental business with a large poultry producer led the growth. Additionally, in the second quarter of fiscal 2016, revenues increased due to market penetration in the porcine market. For the comparative year-to-date period, revenues from a number of proprietary service offerings has helped the Company to increase sales with existing customers and gain market share.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $123.0 million at November 30, 2015, compared to $114.2 million at May 31, 2015. Approximately $20.9 million was generated from operations during the first six months of fiscal 2016. Net cash proceeds of $6.6 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first six months of fiscal 2016. The Company spent $7.8 million for property, equipment and other non-current assets and $13.6 million for its Lab M and Sterling Test House acquisitions in the first half of fiscal 2016.

Accounts receivable balances were $57.6 million at November 30, 2015, a decline of $1.6 million, or 2.7%, compared to $59.2 million at May 31, 2015. Average days’ sales outstanding improved from 63 at May 31, 2015 to 62 at November 30, 2015. Inventory levels rose by $9.9 million, or 19.2%, compared to May 31, 2015. The increase is due primarily to the timing of receipts of international orders, planned increases in stocking levels of identified key products to ensure availability, and inventories acquired as a result of business acquisitions.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2015, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. The Company also could be affected by weak economic conditions in foreign markets that could reduce demand for its products. Additionally, revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar, the British pound sterling, the euro, the Mexican peso, the Brazilian real, and the Chinese yuan. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, Brazil, Mexico, China, India, and Canada where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Chinese yuan, Indian rupee, and Canadian dollar respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2015 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended November 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: January 8, 2016

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: January 8, 2016

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)