Form 10-Q
period 2016-02-29
NEOGEN CORP
filed 2016-03-31
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016.

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

As of February 29, 2016, there were 37,523,740 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and

per share amounts)

	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,862	$66,061
Marketable securities (at fair value, which approximates cost)	58,296	48,103
Accounts receivable, less allowance of $1,450 and $1,300	56,156	59,208
Inventories	65,448	51,601
Deferred income taxes	2,293	1,991
Prepaid expenses and other current assets	5,885	4,231

TOTAL CURRENT ASSETS	254,940	231,195
NET PROPERTY AND EQUIPMENT	51,901	44,473
OTHER ASSETS
Goodwill	75,978	70,119
Other non-amortizable intangible assets	9,170	9,020
Customer based intangibles, net of accumulated amortization of $15,794 and $14,446 at February 29, 2016 and May 31, 2015	23,065	24,170
Other non-current assets, net of accumulated amortization of $8,187 and $7,191 at February 29, 2016 and May 31, 2015	17,187	13,204

	125,400	116,513

TOTAL ASSETS	$432,241	$392,181

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$15,403	$13,691
Accrued compensation	4,121	4,142
Income taxes	3,002	1,275
Other accruals	5,256	6,348

TOTAL CURRENT LIABILITIES	27,782	25,456
DEFERRED INCOME TAXES	14,478	13,711
OTHER LONG-TERM LIABILITIES	2,107	2,051

	16,585	15,762

TOTAL LIABILITIES	44,367	41,218
COMMITMENTS AND CONTINGENCIES (note 7)	0	0
EQUITY
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized 37,523,740 and 37,128,269 shares issued and outstanding at February 29, 2016 and May 31, 2015, respectively.	6,004	5,941
Additional paid-in capital	145,287	131,906
Accumulated other comprehensive loss	(5,694)	(2,442)
Retained earnings	242,276	215,569

TOTAL NEOGEN CORPORATION STOCKHOLDERS’ EQUITY	387,873	350,974
Non-controlling interest	1	(11)

TOTAL EQUITY	387,874	350,963

TOTAL LIABILITIES AND EQUITY	$432,241	$392,181

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended February 29/28,		Nine Months Ended February29/28,
	2016	2015	2016	2015
REVENUES
Product revenues	$64,377	$58,066	$198,131	$176,114
Service revenues	12,348	10,343	33,065	28,349

Total Revenues	76,725	68,409	231,196	204,463
COST OF REVENUES
Cost of product revenues	32,920	28,879	97,558	86,113
Cost of service revenues	8,609	5,827	22,427	16,363

Total Cost of Revenues	41,529	34,706	119,985	102,476

GROSS MARGIN	35,196	33,703	111,211	101,987
OPERATING EXPENSES
Sales and marketing	13,953	12,655	41,727	37,617
General and administrative	7,538	6,522	21,081	18,629
Research and development	2,451	2,366	7,642	7,245

	23,942	21,543	70,450	63,491

OPERATING INCOME	11,254	12,160	40,761	38,496
OTHER INCOME (EXPENSE)
Interest income	120	66	238	158
Change in purchase consideration	0	(84)	0	(297)
Other income (expense)	265	(508)	(730)	(589)

	385	(526)	(492)	(728)
INCOME BEFORE INCOME TAXES	11,639	11,634	40,269	37,768
INCOME TAXES	3,350	4,225	13,550	13,625

NET INCOME	8,289	7,409	26,719	24,143
NET LOSS INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	22	45	(12)	(1)

NET LOSS (INCOME) ATTRIBUTABLE TO NEOGEN CORPORATION	$8,311	$7,454	$26,707	$24,142

NET INCOME ATTRIBUTABLE TO NEOGEN CORPORATION PER SHARE
Basic	$0.22	$0.20	$0.71	$0.65

Diluted	$0.22	$0.20	$0.71	$0.65

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2016	2015	2016	2015
Net income	$8,289	$7,409	$26,719	$24,143
Other comprehensive loss, net of tax: currency translation adjustments	(2,245)	(648)	(3,252)	(2,505)

Comprehensive income	6,044	6,761	23,467	21,638
Comprehensive loss (income) attributable to non-controlling interest	22	45	(12)	(1)

Comprehensive income attributable to Neogen Corporation	$6,066	$6,806	$23,455	$21,637

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest
	Shares	Amount					Total
Balance, May 31, 2015	37,128	$5,941	$131,906	$(2,442)	$215,569	$(11)	$350,963
Issuance of shares of common stock under equity compensation plans, and share based compensation	377	60	12,598				12,658
Issuance of shares under employee stock purchase plan	19	3	783				786
Comprehensive income:
Net income for the nine months ended February 29, 2016					26,707	12	26,719
Other comprehensive loss				(3,252)			(3,252)

Balance, February 29, 2016	37,524	$6,004	$145,287	$(5,694)	$242,276	$1	$387,874

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended February 29/28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,719	$24,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,829	7,852
Share based compensation	4,007	3,187
Excess income tax benefit from the exercise of stock options	(2,690)	(1,672)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,512	(884)
Inventories	(12,770)	(3,171)
Prepaid expenses and other current assets	(1,699)	1,956
Accounts payable, accruals and other	2,104	(2,060)

NET CASH FROM OPERATING ACTIVITIES	28,012	33,471
CASH FLOWS FOR INVESTING ACTIVITIES:
Purchases of property and equipment and other noncurrent assets	(11,145)	(6,861)
Proceeds from the sale of marketable securities	113,069	67,419
Purchases of marketable securities	(123,262)	(76,262)
Business acquisitions, net of cash required	(16,615)	(6,554)

NET CASH FOR INVESTING ACTIVITIES	(37,953)	(22,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	8,344	4,809
Excess income tax benefit from the exercise of stock options	2,690	1,672

NET CASH FROM FINANCING ACTIVITIES	11,034	6,481
EFFECT OF EXCHANGE RATE ON CASH	(292)	(885)
NET INCREASE IN CASH AND CASH EQUIVALENTS	801	16,809
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	66,061	40,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,862	$57,484

See notes to interim consolidated financial statements

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 29, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2016. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2015 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2015.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 29, 2016	May 31, 2015
	(In thousands)
Raw Materials	$27,874	$21,605
Work-in-process	5,019	3,972
Finished and purchased goods	32,555	26,024

	$65,448	$51,601

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net Income attributable to Neogen shareholders	$8,311	$7,454	$26,707	$24,142
Denominator:
Denominator for basic net income per share:
Weighted average shares	37,473	37,006	37,358	36,907
Effect of dilutive stock options and warrants	485	530	500	492

Denominator for diluted net income per share	37,958	37,536	37,858	37,399
Net income attributable to Neogen Corporation per share:
Basic	$0.22	$0.20	$0.71	$0.65

Diluted	$0.22	$0.20	$0.71	$0.65

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

Segment information as of and for the three months ended February 29/28, 2016 and 2015 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2016
Product revenues to external customers	$31,975	$32,402	$0	$64,377
Service revenues to external customers	2,623	9,725	0	12,348

Total revenues to external customers	34,598	42,127	0	76,725
Operating income (loss)	6,114	6,149	(1,009)	11,254
Total assets	130,077	189,191	112,973	432,241
Fiscal 2015
Product revenues to external customers	$29,348	$28,718	$0	$58,066
Service revenues to external customers	2,617	7,726	0	10,343

Total revenues to external customers	31,965	36,444	0	68,409
Operating income (loss)	6,976	6,087	(903)	12,160
Total assets	108,993	178,685	90,757	378,435

Segment information for the nine months ended February 29/28, 2016 and 2015 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(In thousands)
Fiscal 2016
Product revenues to external customers	$98,708	$99,423	$0	$198,131
Service revenues to external customers	7,604	25,461	0	33,065

Total revenues to external customers	106,312	124,884	0	231,196
Operating income (loss)	22,222	21,322	(2,783)	40,761
Fiscal 2015
Product revenues to external customers	$87,761	$88,353	$0	$176,114
Service revenues to external customers	8,122	20,227	0	28,349

Total revenues to external customers	95,883	108,580	0	204,463
Operating income (loss)	22,688	18,228	(2,420)	38,496

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, deferred assets and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Options are generally granted under the employee and director stock option plan for five-year periods and become exercisable in equal annual installments during that period. Certain non-qualified options are granted for ten-year periods. A summary of stock option activity during the nine months ended February 29, 2016 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2015	1,988,000	$31.04
Granted	549,000	46.98
Exercised	(385,000)	23.45
Forfeited	(19,000)	36.62

Options outstanding at February 29, 2016	2,133,000	36.47

During the three and nine month periods ended February 29/28, 2016 and 2015 the Company recorded $1,462,000 and $1,228,000 and $4,007,000 and $3,187,000 of compensation expense related to its share-based awards.

The weighted-average fair value of stock options granted during fiscal 2016 and fiscal 2015, estimated on the date of grant using the Black-Scholes option pricing model was $13.11 and $11.91, respectively, per option. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY2016	FY2015
Risk-free interest rate	1.2%	1.2%
Expected dividend yield	0%	0%
Expected stock price volatility	33.3%	36.2%
Expected option life	4.0 years	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

The FASB recently issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. It takes effect in 2017 for public companies and early adoption is permitted.

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

On December 8, 2014, the Company acquired the food safety and veterinary genomic assets of its Chinese distributor Beijing Anapure BioScientific Co., Ltd. Consideration for the purchase was $2,040,000 in cash. The final purchase price allocation included inventory of $525,000, property and equipment of $64,000, intangible assets of $422,000 (with an estimated life of 5-15 years) and the remainder to goodwill. These values are Level 3 fair value measurements. This business has been integrated into the Company’s subsidiary in China and reports within the Food Safety segment.

On June 1, 2015, Neogen acquired the assets of Sterling Test House, a commercial food testing laboratory based in India. Consideration for the purchase was $1,118,000 in cash and approximately $150,000 of a contingent consideration liability, due in installments on the first two anniversary dates, based on an excess sales formula. The preliminary purchase price allocation included accounts receivable of $43,000, net inventory of $14,000, property and equipment of $141,000 and the remainder to goodwill and other intangible assets. These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Animal Safety segment.

On August 26, 2015, the Company acquired all of the stock of Lab M Holdings, a developer, manufacturer and supplier of microbiological culture media and diagnostic systems located in the United Kingdom. Consideration for the purchase was $12,436,000 in cash. The preliminary purchase price allocation included cash of $285,000, accounts receivable of $975,000, net inventory of $1,169,000, property and equipment of $3,337,000, other current assets of $596,000, current liabilities of $1,350,000, long-term deferred tax liability of $784,000, intangible assets of $3,918,000 (with an estimated life of 3-15 years) and the remainder to goodwill. These values are Level 3 fair value measurements. This business will continue to operate in its current location and reports within the Food Safety segment.

On December 22, 2015, the Company acquired the rodenticide assets of Virbac Corporation, the North American affiliate of the France-based Virbac group, a global animal health company. The acquired assets include a rodenticide active ingredient that complements Neogen’s existing active ingredients, and more than 40 regulatory approvals for a variety of formulations in the United States, Canada and Mexico. The acquired assets also include a large retail and OEM customer base. Consideration for the purchase was $3,525,000 in cash and up to $300,000 of contingent consideration. The preliminary purchase price allocation included inventory of $317,000, property and equipment of $60,000, intangible assets of $2,545,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The products will be manufactured at the Company’s current production facility in Randolph, Wisconsin and will report through Animal Safety.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $12,000,000, which matures on September 1, 2017. There were no advances against this line of credit during fiscal 2016 and fiscal 2015 and no balance outstanding at February 29, 2016. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.18% at February 29, 2016). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 29, 2016.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company is currently expensing annual costs of remediation, which have ranged from $47,000 to $56,000 per year over the past five years. The Company’s estimated liability for these costs of $916,000 at February 29, 2016 and May 31, 2015, measured on an undiscounted basis over an estimated period of 15 years; $50,000 of the liability is recorded within current liabilities and the remainder is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

In December 2008, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of February 29, 2016, 112,026 cumulative shares had been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. Shares purchased under the program were retired. There have been no purchases in fiscal 2016 and there were none in fiscal 2015.

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

Executive Overview

Revenues for the Company for the third quarter ended February 29, 2016 were $76.7 million, an increase of $8.3 million, or 12.2%, compared to the same period in the prior year. For the year-to-date period ended February 29, 2016, revenues were $231.2 million, an increase of $26.7 million, or 13.1%, compared to the prior year. Food Safety segment revenues increased by 8.2% and 10.9%, respectively, for the comparative three and nine-month periods ended February 29, 2016, while Animal Safety segment revenues rose by 15.6% and 15.0%, respectively, for the same comparative periods. Recent acquisitions contributed $1.5 million of revenue for the third quarter, and $5.5 million for the year-to-date period. Overall organic sales growth was 10.0% for the third quarter and 10.4% for the year to date, each compared to the same period in the prior year. Revenues and operating results continued to be adversely impacted by the effects of currency movements for the comparative quarters, as the U.S. dollar strengthened against the currencies in the countries in which we operate, primarily the U.K. pound sterling, the euro, the Mexican peso, and the Brazilian real. Revenues in these countries were reduced when translated into the dollar as compared to the prior year conversion. On a constant currency basis, revenues would have been $1.8 million, or 2.4%, higher in the third quarter and $6.3 million, or 2.7%, higher for the year-to-date period.

International sales were $25.5 million, or 33.3% of total sales, in the third quarter, compared to $24.9 million, or 36.4% of total sales, in the prior year. For the nine months ended February 29, 2016, international sales were 34.0% of total sales compared to 37.9% of total sales for the same period in the prior year. Revenues at Neogen Europe declined 1.3% for the third quarter (4.3% increase in local currency) and 8.2% (2.2% decrease in local currency) for the year-to-date period. Neogen do Brasil revenues increased 0.3% in the third quarter (47.6% increase in local currency), and rose 0.8% (increased 50.6% in local currency) for the year to date. Revenues for Neogen Latinoamerica increased 6.7% for the third quarter, and 19.5% for the year to date (increased 28.3% for the quarter and 45.4% year to date in local currencies, respectively).

Service revenue was $12.3 million in the third quarter ended February 29, 2016, an increase of 19.1% compared to the prior year. For the nine-month period, service revenue was $33.0 million, or 16.6% higher than the comparable prior year period. The increase for both periods was due primarily to incremental genomics business with a large poultry producer and increased sales in the porcine and canine markets.

Gross margin was 45.9% for the third quarter ended February 29, 2016 compared to 49.3% for the third quarter in the prior year. The decrease in gross margin percentage for the comparative quarter was due to adverse product mix toward products and services with lower gross margins within each segment, the negative impact of currency movements during the quarter, a shift in the proportion of Animal Safety segment revenues (which have lower than average gross margins) to the overall total revenues, and standard cost adjustments at our Mexican operations. On a year-to-date basis, gross margin was 48.1%, compared to 49.9% in the prior fiscal year. The decrease in gross margin percentage for the year to date was due primarily to the negative impact of currency movements, mix shift toward products and services with lower gross margins and the shift in the proportion of total revenues towards Animal Safety products.

Sales and marketing expenses were $14.0 million for the quarter ended February 29, 2016, an increase of $1.3 million, or 10.3%, compared to the third quarter last year, and increased 10.9% for the year-to-date period. Increases in this category for each comparative period were from higher personnel related costs resulting from increased headcount and higher revenues, shipping, advertising and other marketing support costs. General and administrative costs were $7.5 million for the quarter, an increase of $1.0 million, or 15.6%, and were up 13.2% for the year-to-date period. For each comparative period, higher salary and stock based compensation expenses, and amortization of intangible assets and legal expenses from recent acquisitions drove the increase. Research and development expenses were $2.5 million for the third quarter of fiscal 2016, an increase of 3.6% over the same period a year ago. For the year-to-date period, research and development expenses were 5.5% higher than last year, primarily due to increased headcount and higher expenditures for product improvement and development projects. Expressed as a percentage of sales, overall operating expenses were less than the prior year for both the quarter and year-to-date periods.

Operating income was $11.3 million, or 14.7% of revenues, in the February 2016 quarter, compared to $12.2 million, or 17.8% of revenues, in the February 2015 quarter, and for the year-to-date period was 17.6% compared to 18.8% in the same period in the prior year. For each comparative period, the percentage decline is due primarily to the lower gross margin percentages recorded for the respective periods.

For the third quarter of fiscal 2016, the Company recorded $385,000 of other income, comprised of $120,000 in interest income, $43,000 in royalty income, and $182,000 in net currency gains, including hedges put in place to protect the Company from the strengthening U.S. dollar, partially offset by currency losses recorded at foreign subsidiaries. In the third quarter of fiscal 2015,

$526,000 was recorded to other expense including $470,000 of currency losses, and an $84,000 charge for additional contingent consideration payment to the former owner of Chem-Tech as sales for that business during the earnout period were higher than the threshold level. For the nine month period ended February 29, 2016, net other expense of $492,000 is comprised of currency losses totaling $986,000, partially offset by interest income of $238,000 and royalty income of $151,000. For the same period in the prior year, other expense of $728,000 is comprised of a charge of $454,000 recorded for additional contingent consideration for the Prima Tech acquisition, an $84,000 charge for Chem-Tech contingent consideration, and currency losses, offset by $241,000 of income recorded for an overaccrual of contingent consideration for the SyrVet acquisition.

The effective income tax rate for the third quarter of fiscal 2016 was 28.8%, compared to 36.3% in the prior year third quarter. For the year to date, the effective tax rate was 33.6%, compared to 36.1% for the same period last year. During the quarter, the Company completed a review of its calculations for research and development tax credits and domestic production activity deductions claimed on company tax filings; the lower effective rate recorded in the third quarter of fiscal 2016 reflects the lower expected tax provision for fiscal 2016 as well as the filing of an amended return for the Company’s fiscal year ending May 31, 2012 and a return to provision adjustment for the fiscal 2015 return. The Company will file amended tax returns for fiscal years 2013 and 2014 in the fourth quarter of fiscal 2016. We expect our effective tax rate to return to the historical average of approximately 36% in fiscal 2017.

Revenues

Three and nine months ended February 29/28, 2016 and 2015:

	Three Months ended February 29/28,
	2016	2015	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$14,892	$14,514	$378	2.6%
Bacterial & General Sanitation	8,243	7,824	419	5.4%
Dehydrated Culture Media & Other	11,463	9,627	1,836	19.1%

	$34,598	$31,965	$2,633	8.2%
Animal Safety
Life Sciences	$1,731	$1,837	$(106)	-5.8%
Veterinary Instruments & Disposables	9,076	9,920	(844)	-8.5%
Animal Care & Other	8,368	6,530	1,838	28.1%
Rodenticides, Insecticides & Disinfectants	13,338	10,431	2,907	27.9%
DNA Testing Service	9,614	7,726	1,888	24.4%

	$42,127	$36,444	$5,683	15.6%

Total Revenues	$76,725	$68,409	$8,316	12.2%

	Nine Months ended February 29/28,
	2016	2015	Increase/ (Decrease)%
	(In thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$47,684	$45,906	$1,778	3.9%
Bacterial & General Sanitation	24,815	20,975	3,840	18.3%
Dehydrated Culture Media & Other	33,813	29,002	4,811	16.6%

	$106,312	$95,883	$10,429	10.9%
Animal Safety
Life Sciences	$5,390	$6,443	$(1,053)	-16.3%
Veterinary Instruments & Disposables	29,655	29,562	93	0.3%
Animal Care & Other	26,396	19,299	7,097	36.8%
Rodenticides, Insecticides & Disinfectants	38,375	33,049	5,326	16.1%
DNA Testing Service	25,068	20,227	4,841	23.9%

	$124,884	$108,580	$16,304	15.0%

Total Revenues	$231,196	$204,463	$26,733	13.1%

Revenues for the Company’s Food Safety segment were $34.6 million in the third quarter of fiscal 2016, 8.2% higher than the same period of the prior year. On a year-to-date basis, Food Safety revenues were $106.3 million, 10.9% higher than the comparable period of fiscal 2015. Sales from the acquisition of Lab M, completed on August 26, 2015, contributed $1.3 million to the growth in the third quarter. For the nine months ended February 29, 2016, Lab M provided $3.0 million of sales and BioLumix, an acquisition the Company completed on October 1, 2014, contributed an additional $1.9 million to the overall growth.

Natural Toxins, Allergens and Drug Residues increased 2.6% in the third quarter and rose 3.9% on a year-to-date basis, each compared to the same periods of the prior year. Sales of allergen test kits rose 19.1% in the third quarter and 20.0% for the year to date, as demand for this product line continued to increase due to higher consumer awareness and increased recalls due to allergenic contamination. Partially offsetting the third quarter increase, sales of natural toxin test kits decreased 3.6% in the third quarter, due to higher sales of kits to detect deoxynivalenol (DON) in the same quarter of the prior year, a result of outbreaks in Eastern Europe and Canada which did not recur this year. Despite the third quarter decline, Natural Toxin sales increased slightly on a year-to-date basis, primarily the result of higher first quarter fiscal 2016 DON revenues due to isolated outbreaks in the Midwestern U.S. and Europe.

Drug residue test kit revenues were down 5.5% in the third quarter and decreased 6.5% on a year-to-date basis, primarily due to currency translation.

Bacterial and General Sanitation revenues increased 5.4% in the third quarter and 18.3% for the year to date, each compared to the same period a year ago. Excluding the BioLumix acquisition, year-to-date sales in this category rose 9.4%. The AccuPoint sanitation monitoring product line recorded increases of 13.7% for the quarter and 16.7% for the year-to-date period, due to the continued successful introduction of an improved, next generation product line. Sales of the Soleris and BioLumix product lines, which detect spoilage organisms, declined 1.2% in the third quarter, due to significant equipment placements in the third quarter of fiscal 2015 which did not recur in this year’s third quarter; disposable vial sales increased 7.3% for the quarter. On a year-to-date basis, this product line recorded revenue increases of 33.2% (6.1% organic), with increases in both equipment and disposable vials. Pathogen test kit sales increased 4.8% for the quarter and 4.5% for the year-to-date period, primarily due to increases in sales of Listeria test kits to the commercial lab market.

Dehydrated Culture Media and Other sales increased 19.1% for the third quarter and 16.6% for the year-to-date period ended February 29, 2016, each compared to the same period in the prior year. Excluding the Lab M acquisition, which closed on August 26, 2015, sales increased 6.1% in the third quarter and 6.2% for the year-to-date period. Organic increases in this category for both the three and nine month periods were led by Acumedia dehydrated culture media sales to the traditional media market. Genomics revenues in Europe, Brazil, China and Mexico, which are recorded as Food Safety revenues in these countries, were flat in the third quarter and down 13.6% on a year-to-date basis, due in large part to prior year chip revenues in Europe which have not recurred in the current year. Additionally, sales of Animal Safety products to customers in Mexico, which are also reported in this category, decreased 20.0% in the third quarter primarily due to order timing from large distributors, and were flat on a year-to-date basis.

Animal Safety segment revenues were $42.1 million for the quarter ended February 29, 2016, a 15.6% increase and year-to-date revenues were $124.9 million, up 15.0%, each compared to the same period in the prior year. The growth was led by strong increases in the Animal Care and Other product line, up 28.1% in the third quarter and 36.8% for the year to date. The increase in both the three and nine month periods was primarily from revenues resulting from a new distribution agreement with a large manufacturer and supplier of dairy equipment and strong sales of the Company’s line of thyroid replacement therapy for companion animals. Also contributing to the growth on a year-to-date basis were increased sales of wound care products and veterinary antibiotics, the latter due to focused marketing efforts and a competitor exiting the business.

Life Sciences sales decreased 5.8% for the quarter, and were 16.3% lower on a year-to-date basis, primarily due to lower sales of the Company’s forensic kit sales to commercial labs in Brazil, the result of delayed implementation of new testing requirements in that country for commercial drivers until spring of 2016. The prior year comparative periods included sales of forensic kits to those labs, made prior to the delayed implementation date. Revenues of Veterinary Instruments and Disposables decreased 8.5% for the quarter and were flat for the year-to-date period, as sales of instruments to a large distributor decreased in the third quarter due to order timing.

Rodenticides, Insecticides and Disinfectants revenues increased 27.9% for the quarter and 16.1% on a year-to-date basis, with minimal impact from the Company’s acquisition of the Virbac line of rodenticides in December 2015. Sales of rodenticides increased 60.2% in the third quarter and 55.9% for the year to date; contributing factors include the expansion of a contract manufacturing relationship with a large marketer of residential rodenticides, increases in retail market share, and continued demand relating to a vole outbreak in the northwestern U.S. Insecticide sales rose 30.0% in the third quarter, the result of strong acceptance of a spring booking marketing program and, to a lesser extent, sales of a new product. For the comparative year-to-date period, insecticide sales increased 4.0%, with third quarter gains somewhat offset by weak first quarter sales. Sales of cleaners and disinfectants declined 10.2% in the third quarter and were 15.4% lower on a year-to-date basis, primarily due to the strength of the U.S. dollar, which has made the Company’s products less competitive.

DNA Testing Services revenues increased 24.4% in the third quarter and 23.9% for the year-to-date period, each compared to the same period in the prior year. For each comparative period, incremental business with a large poultry producer drove the growth. Sales to the porcine and canine markets also increased in both periods due to higher sample volume from large customers.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $125.2 million at February 29, 2016, compared to $114.2 million at May 31, 2015. Approximately $28.0 million was generated from operations during the first nine months of fiscal 2016. Net cash proceeds of $8.3 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first nine months of fiscal 2016. The Company spent $11.1 million for property, equipment and other non-current assets and $16.6 million for its Lab M, Virbac and Sterling Test House acquisitions in the first nine months of fiscal 2016.

Accounts receivable balances were $56.2 million at February 29, 2016, a decline of $3.1 million, or 5.2%, compared to $59.2 million at May 31, 2015. Average days’ sales outstanding improved from 63 at May 31, 2015 to 61 at February 29, 2016. Inventory levels rose by $13.8 million, or 26.8%, compared to May 31, 2015. The increase is due primarily to a concerted effort by the Company to improve service levels to the customer and reduce backorders. The timing of receipts of large international and bulk orders, stocking requirements for new business, and inventories acquired as a result of business acquisitions also contributed to the increase.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at February 29, 2016 along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2016 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There was no change to the Company’s internal control over financial reporting during the quarter ended February 29, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: March 31, 2016

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2016

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)