Form 10-Q
period 2016-08-31
NEOGEN CORP
filed 2016-09-30
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016.

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

As of August 31, 2016, there were 37,709,433 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	August 31, 2016	May 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$76,187	$55,257
Marketable securities (at fair value, which approximates cost)	53,039	52,539
Accounts receivable, less allowance of $1,500 and $1,500	59,354	67,652
Inventories	69,839	64,371
Deferred income taxes	1,756	1,775
Prepaid expenses and other current assets	8,432	8,407

Total Current Assets	268,607	250,001

Net Property and Equipment	54,739	54,683

Other Assets
Goodwill	88,215	88,506
Other non-amortizable intangible assets	9,170	9,170
Amortizable customer-based intangibles, net of accumulated amortization of $17,300 and $17,277 at August 31, 2016 and May 31, 2016	28,877	30,909
Other non-current assets, net of accumulated amortization of $8,879 and $7,530 at August 31, 2016 and May 31, 2016	19,007	18,446

Total Assets	$468,615	$451,715

Liabilities and Equity
Current Liabilities
Accounts payable	$17,966	$15,800
Accrued compensation	4,938	4,986
Income taxes	1,821	0
Other accruals	7,913	7,812

Total Current Liabilities	32,638	28,598

Deferred Income Taxes	16,533	16,533
Other Long-Term Liabilities	2,224	2,423

Total Liabilities	51,395	47,554

Commitments and Contingencies (note 7)	0	0
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.16 par value, 60,000,000 shares authorized 37,709,433 and 37,567,689 shares issued and outstanding at August 31, 2016 and May 31, 2016, respectively	6,033	6,011
Additional paid-in capital	155,681	150,000
Accumulated other comprehensive loss	(6,524)	(3,946)
Retained earnings	262,014	252,133

Total Neogen Corporation Stockholders’ Equity	417,204	404,198
Non-controlling interest	16	(37)

Total Equity	417,220	404,161

Total Liabilities and Equity	$468,615	$451,715

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended August 31,
	2016	2015

Revenues
Product revenues	$72,245	$65,036
Service revenues	11,400	9,824

Total Revenues	83,645	74,860
Cost of Revenues
Cost of product revenues	35,535	30,630
Cost of service revenues	7,631	6,438

Total Cost of Revenues	43,166	37,068

Gross Margin	40,479	37,792

Operating Expenses
Sales and marketing	14,797	13,571
General and administrative	8,262	6,753
Research and development	2,678	2,573

Total Operating Expenses	25,737	22,897

Operating Income	14,742	14,895

Other Income (Expense)
Interest income	123	68
Other income (expense)	369	(524)

Total Other Income (Expense)	492	(456)

Income Before Taxes	15,234	14,439
Provision for Income Taxes	5,300	5,150

Net Income	9,934	9,289

Net (Income) Loss Attributable to Non-controlling Interest	(53)	34

Net Income Attributable to Neogen	$9,881	$9,323

Net Income Attributable to Neogen Per Share
Basic	$0.26	$0.25

Diluted	$0.26	$0.25

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended August 31,
	2016	2015

Net income	$9,934	$9,289
Other comprehensive income (loss), net of tax: currency translation adjustments	(2,578)	(713)

Comprehensive income	7,356	8,576

Comprehensive (income) loss attributable to non-controlling interest	(53)	34

Comprehensive income attributable to Neogen Corporation	$7,303	$8,610

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands, except shares)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total

	Common Stock
	Shares	Amount
Balance, May 31, 2016	37,567,689	$6,011	$150,000	$(3,946)	$252,133	$(37)	$404,161
Exercise of options, share based compensation and $728,000 income tax benefit	132,956	21	5,254				5,275
Issuance of shares under employee stock purchase plan	8,788	1	427				428
Net income (loss) for the three months ended August 31, 2016					9,881	53	9,934
Other comprehensive loss				(2,578)			(2,578)

Balance, August 31, 2016	37,709,433	$6,033	$155,681	$(6,524)	$262,014	$16	$417,220

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended August 31,
	2016	2015
Cash Flows From Operating Activities
Net Income	$9,934	$9,289
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	3,476	2,704
Share based compensation	1,516	1,297
Excess income tax benefit from the exercise of stock options	(728)	(1,880)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,684	1,209
Inventories	(5,910)	(3,310)
Prepaid expenses and other current assets	42	(2,725)
Accounts payable, accruals and other changes	4,262	16

Net Cash From Operating Activities	20,276	6,600
Cash Flows Used In Investing Activities
Purchases of property, equipment and other non-current intangible assets	(3,446)	(2,821)
Proceeds from the sale of marketable securities	28,116	28,648
Purchases of marketable securities	(28,616)	(49,174)
Business acquisitions, net of cash required	0	(13,126)

Net Cash Used In Investing Activities	(3,946)	(36,473)

Cash Flows From Financing Activities
Exercise of stock options	4,053	4,293
Excess income tax benefit from the exercise of stock options	728	1,880

Net Cash From Financing Activities	4,781	6,173

Effect Of Exchange Rate On Cash	(181)	(35)

Net Increase (Decrease) In Cash And Cash Equivalents	20,930	(23,735)
Cash And Cash Equivalents At Beginning Of Period	55,257	66,061

Cash And Cash Equivalents At End Of Period	$76,187	$42,326

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended August 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2017. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2016 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2016.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	August 31, 2016	May 31, 2016
	(in thousands)
Raw Materials	$31,208	$29,501
Work-in-process	5,168	4,498
Finished and purchased goods	33,463	30,372

	$69,839	$64,371

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended August 31,
	2016	2015
	(in thousands, except per share amounts)

Numerator for basic and diluted net income per share -
Net income attributable to Neogen	$9,881	$9,323

Denominator for basic net income per share –Weighted average shares	37,615	37,213
Effect of dilutive stock options	550	542

Denominator for diluted net income per share	38,165	37,755
Net income attributable to Neogen per share:

Basic	$0.26	$0.25

Diluted	$0.26	$0.25

4. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, dehydrated culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants and insecticides to assist in control of rodents, insects and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of each of the segments are the same as those described in Note 1.

Segment information as of and for the three months ended August 31, 2016 and 2015 follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
Fiscal 2017
Product revenues to external customers	$35,642	$36,603	$0	$72,245
Service revenues to external customers	3,361	8,039	0	11,400

Total revenues to external customers	39,003	44,642	0	83,645

Operating income (loss)	8,083	7,696	(1,037)	14,742
Total assets	142,339	211,827	114,449	468,615

Fiscal 2016
Product revenues to external customers	$32,051	$32,985	$0	$65,036
Service revenues to external customers	2,408	7,416	0	9,824

Total revenues to external customers	34,459	40,401	0	74,860
Operating income (loss)	8,421	7,340	(866)	14,895
Total assets	132,115	179,453	97,818	409,386

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the

Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2016 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding at June 1, 2016	2,081,000	$36.71
Granted	0	0
Exercised	(136,000)	28.93
Forfeited	(3,000)	39.14

Options outstanding at August 31, 2016	1,942,000	37.25

During the three month periods ended August 31, 2016 and 2015 the Company recorded $1,516,000 and $1,297,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value per share of stock options granted during fiscal 2016, estimated on the date of grant using the Black-Scholes option pricing model was $13.11. No options have yet been granted in fiscal 2017. The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY2016
Risk-free interest rate	1.2%
Expected dividend yield	0%
Expected stock price volatility	33.3%
Expected option life	4.0 years

The Company has an Employee Stock Purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10— Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11—Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial condition and results of operations.

In September 2015, the FASB issued ASU 2015-16—Simplifying the Accounting for Measurement - Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for public companies for fiscal years beginning after December 15, 2015. The Company has adopted this standard, which does not have a material impact on its consolidated financial condition and results of operations.

The FASB recently issued ASU No. 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 for public companies. Early adoption is permitted. The Company does not believe that adoption of this standard will have a material impact on its consolidated financial condition.

In February 2016, the FASB issued ASU No. 2016-02—Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09 — Compensation-Stock Compensation (Topic 718): Improvements to Employee

Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2016-09 on its consolidated financial condition and results of operations.

In August, 2016, the FASB issued ASU No. 2016-15— Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this update and is currently evaluating the impact of ASU No. 2016-15 on its consolidated financial statements.

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

On October 1, 2014, the Company acquired all of the stock of BioLumix, Inc., a manufacturer and marketer of automated systems for the detection of microbial contaminants located in Ann Arbor, Michigan. Consideration for the purchase was $4,514,000 in cash. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $499,000, other receivable of $178,000, net inventory of $421,000, prepaid assets of $48,000, property and equipment of $159,000, current liabilities of $155,000, long-term liabilities of $780,000, intangible assets of $2,090,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business was relocated to Lansing, Michigan and integrated with the Company’s operations there, reporting within the Food Safety segment.

On December 8, 2014, the Company acquired the food safety and veterinary genomic assets of its Chinese distributor Beijing Anapure BioScientific Co., Ltd. Consideration for the purchase was $2,040,000 in cash. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $525,000, property and equipment of $64,000, intangible assets of $422,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business was integrated into the Company’s subsidiary in China and reports within the Food Safety segment.

On June 1, 2015, the Company acquired the assets of Sterling Test House, a commercial food testing laboratory based in India. Consideration for the purchase was $1,118,000 in cash and approximately $102,000 of a contingent consideration liability, due in installments on the first two anniversary dates, based on an excess sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $43,000, inventory of

$14,000, property and equipment of $141,000, contingent consideration accrual of $102,000, intangible assets of $345,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Animal Safety segment. In July 2016, the Company paid the former owner $70,000 for contingent consideration based on the achievement of sales targets, and reduced the recorded liability by a corresponding amount.

On August 26, 2015, the Company acquired all of the stock of Lab M Holdings, a developer, manufacturer and supplier of microbiological culture media and diagnostic systems located in the United Kingdom. Consideration for the purchase was $12,436,000 in cash. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included cash of $285,000, accounts receivable of $975,000, inventory of $1,169,000, property and equipment of $3,337,000, other current assets of $309,000, current liabilities of $948,000, long-term deferred tax liability of $784,000, intangible assets of $3,611,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Food Safety segment.

On December 22, 2015, the Company acquired the rodenticide assets of Virbac Corporation, the North American affiliate of the France-based Virbac group, a global animal health company. The acquired assets include a rodenticide active ingredient that complements Neogen’s existing active ingredients, and more than 40 regulatory approvals for a variety of formulations in the United States, Canada and Mexico. The acquired assets also include a large retail and OEM customer base. Consideration for the purchase was $3,525,000 in cash and up to $300,000 of contingent consideration. The preliminary purchase price allocation included inventory of $317,000, property and equipment of $60,000, intangible assets of $2,545,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The products are manufactured at the Company’s production facility in Randolph, Wisconsin and reports within the Animal Safety segment.

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

On May 1, 2016, the Company acquired the stock of Preserve International and its sister company, Tetradyne LLC., manufacturers and marketers of cleaners, disinfectants and associated products to the swine, poultry, food processing and dairy markets. Preserve and Tetradyne have manufacturing locations in Memphis, Tennessee and Turlock, California. Consideration for the purchase was

$24,086,000 in cash. The preliminary purchase price allocation included accounts receivable of $1,629,000, inventory of $1,964,000, other current assets of $269,000, land, property and equipment of $1,625,000, current liabilities of $868,000, long-term liabilities of

$660,000, intangible assets of $10,590,000 (with an estimated life of 5-15 years) and the remainder to goodwill (partially deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current locations and reports within the Animal Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of up to $12,000,000, which expires on September 1, 2017. There were no advances against this line of credit in fiscal year 2016 and there have been none thus far in fiscal 2017, and there is no balance outstanding at August 31, 2016. Interest is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.66% at August 31, 2016). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2016.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $47,000 to $57,000 per year over the past five years. The Company’s estimated liability for these costs is $916,000 at August 31, 2016 and May 31, 2016, measured on an undiscounted basis over an estimated period of 15 years; $60,000 of the liability is recorded within current liabilities and the remainder is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

The Company has a stock repurchase program, authorized by the Board of Directors in calendar year 2008, to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of August 31, 2016, 1,012,974 shares are available to be repurchased under the program. There were no purchases in fiscal year 2016 and there have been none thus far in fiscal 2017.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including, but not limited to, those related to receivable allowances, inventories, accruals, goodwill and other intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Executive Overview

Revenues for the Company for the first quarter ended August 31, 2016 were $83.6 million, an increase of 12%, or $8.8 million, compared to the same period in the prior year. Net income attributable to Neogen for the first quarter of fiscal year 2017 increased 6% to $9.9 million, or $0.26 per fully diluted share, compared to $9.3 million, or $0.25 per fully diluted share, in the first quarter of fiscal 2016.

For the first quarter, Food Safety revenues increased 13% and Animal Safety revenues increased 10%, each compared to the same period in the prior year. The overall organic sales increase for the Company was 3%; organic growth in the Food Safety segment was 9% while the Animal Safety segment declined 1%. The acquisitions of Lab M (August 2015), Virbac (December 2015), Deoxi (April 2016) and Preserve/Tetradyne (May 2016) contributed $6.2 million to the overall revenue growth. The decline in organic revenue for the Animal Safety segment was the result of the Company losing the ability to sell its popular canine thyroid replacement product after the FDA approved a new drug application for a competitor. This approval gave the competitor exclusive marketing rights to the product, effective during the first quarter of fiscal 2017. The Company had no sales of the product and issued credits totaling $1.1 million in the first quarter as it removed the product from its distribution channel, per its agreement with the FDA. The Company will be unable to sell this product until similar regulatory approval is granted; this approval is not expected in the current fiscal year. Sales of this product were $6.6 million in fiscal 2016.

International sales were $29.0 million, or 34.7% of total sales, in the first quarter of fiscal 2017 compared to $24.5 million, or 32.7% of total sales, in the same period of the prior year. Currency translations had an adverse impact of approximately $1.9 million on consolidated revenues, primarily due to the devaluation of the pound sterling following the Brexit vote in June. Despite this, Neogen Europe recorded a revenue increase of 24% in U.S. dollars in the first quarter, with strong sales of deoxynivalenol (DON) test kits, due to DON outbreaks in France and Germany, and increased genomics revenues, the result of adding an in-house lab at Neogen Europe during fiscal 2016. Neogen Latinoamerica recorded a sales increase of 28% in U.S. dollars due to strong sales of cleaners, disinfectants and rodenticides within Mexico. Neogen do Brasil revenues increased 43% in U.S. dollars on increased sales of the Company’s Acumedia line of dehydrated culture media and forensic test kits, sold to commercial labs for drug testing of commercial truck drivers in Brazil. Neogen China sales increased 21% in U.S. dollars in the first quarter of the current fiscal year compared to the first quarter a year ago, led by sales of BioLumix equipment, marking products and genomics.

Service revenue was $11.4 million in the quarter ended August 31, 2016, an increase of $1.6 million, or 16%, compared to $9.8 million in the first quarter of the prior fiscal year. The growth was led by a $1.4 million increase of sales to the poultry market as the Company continued to increase business with a large customer in this industry. Sales to porcine customers also increased 50%, as the Company increased business with existing customers. Partially offsetting these increases was a decline in custom research projects from the prior year that were non-recurring.

Gross margin was 48.4% in the first quarter of fiscal 2017 compared to 50.5% in the same quarter a year ago. This is primarily due to the impact from the two largest acquisitions in the prior year, Lab M and Preserve/Tetradyne, both of which have gross margins that are lower than the historical average for the Company. Excluding these acquisitions, the gross margin in the current year would have been approximately 130 basis points higher. Also contributing to the decline was the $2.9 million decrease in sales of the previously mentioned thyroid replacement product, which has a higher gross margin than the historical average for the Animal Safety segment. The impact of this was approximately 70 basis points. The negative impact of currency translations also contributed, to a lesser extent, to the lower gross margins.

Total operating expense increased $2.8 million in the first quarter, or 12%, consistent with the increase in revenues. Sales and marketing expense increased $1.2 million, or 9%, primarily due to increases in salaries and commissions. As a percentage of revenue, sales and marketing expense improved to 17.7% in the first quarter of fiscal 2017 compared to 18.1% in in the prior year first quarter. General and administrative expense increased $1.5 million, or 22%; $700,000 of this increase is directly attributable to recent acquisitions. Additional increases were for stock options and other compensation related expenses. Research and development expense increased 4% in the first quarter over the same period in the prior year. Operating income was $14.7 million for the quarter, compared to $14.9 million in last year’s first quarter. The decline was primarily due to the 210 basis point reduction in gross margin and increased operating expenses.

Other income in the first quarter of fiscal 2017 was $492,000 compared to other expense of $456,000 in the first quarter of fiscal 2016. The gain on currency exchange was $246,000 in the current quarter compared to a loss of $605,000 in the prior year. The Company also recorded $123,000 of interest income, compared to $68,000 in the first quarter of the prior year, and $45,000 of royalty income, compared to $54,000 in the prior year. The Company’s effective income tax rate in the first quarter of fiscal 2017 was 34.8% compared to 35.7% in the first quarter of the prior year. Net income attributable to Neogen increased $558,000, or 6%, in the first quarter of 2017.

Revenues

	Three Months ended August 31,
	2016	2015	Increase/ (Decrease)%
	(in thousands)

Food Safety
Natural Toxins, Allergens & Drug Residues	$17,603	$16,382	$1,221	7.5%
Bacterial & General Sanitation	8,566	8,076	490	6.1%
Dehydrated Culture Media & Other	12,834	10,001	2,833	28.3%

	$39,003	$34,459	$4,544	13.2%

Animal Safety
Life Sciences	$2,255	$1,699	$556	32.7%
Veterinary Instruments & Disposables	9,632	10,167	(535)	-5.3%
Animal Care & Other	7,137	8,158	(1,021)	-12.5%
Rodenticides, Insecticides & Disinfectants	17,681	13,125	4,556	34.7%
DNA Testing Service	7,937	7,252	685	9.4%

	$44,642	$40,401	$4,241	10.5%

Total Revenues	$83,645	$74,860	$8,785	11.7%

The Company’s Food Safety segment revenues were $39.0 million in the quarter ended August 31, 2016, an increase of 13% compared to the same period in the prior year. Organic growth for the segment was 9%, with the acquisitions of Lab M on August 26, 2015 and Deoxi on April 26, 2016 contributing the remainder of growth. Natural Toxins, Allergens & Drug Residues sales increased 7% in the first quarter over the same period in the prior year. Within this category, sales of allergen test kits rose 17% as increased consumer awareness regarding allergenic contamination of food continues to expand the market. Sales of test kits to detect the presence of drug residues increased 7% and sales of natural toxins test kits increased 2%.

Bacterial & General Sanitation revenues increased 6% in the first quarter of fiscal 2017, led by a 55% increase in Soleris and Biolumix equipment sales. Sales of the corresponding consumable products, used to detect spoilage organisms, decreased 3%. The Company’s AccuPoint sanitation monitoring product line increased 9%, while sales of test kits to detect pathogens increased 5%. Dehydrated Culture Media & Other revenues increased 28% over the prior year; the organic sales increase in this category was 14%. Genomics revenue, recorded within Other, increased 86%, due primarily to the transfer of certain genomics revenues from GeneSeek to Neogen Europe as the Ayr, Scotland based operation added genomics testing capabilities to better serve the growing European market. Partially offsetting this increase was a 36% decrease in sales of the Company’s Acumedia line of dehydrated culture media sold into traditional domestic media markets due to a large sale in the first quarter of the prior year for a customer’s research project which did not recur in the current year quarter.

Sales of the Company’s Animal Safety segment increased 10% in the first quarter compared to the same period in the prior year. Revenues from the acquisitions of Preserve/Tetradyne on May 1, 2016 and Virbac on December 22, 2015 were the primary drivers of the overall increases in sales in the Animal Safety segment. Organic sales decreased 1%, the result of the Company losing the rights to sell its popular canine thyroid replacement product after the FDA approved a new drug application for a competitor. This approval gave the competitor exclusive marketing rights to the product, effective during the first quarter of fiscal 2017. The Company had no sales of the product and issued credits totaling $1.1 million in the first quarter as it removed the product from its distribution channel. Sales of Life Sciences products increased 33%, primarily the result of increased volume from commercial labs to meet new requirements for drug testing of commercial truck drivers in Brazil.

Veterinary Instruments & Disposables sales decreased 5% in the first quarter of fiscal 2017. This was primarily due to lower sales of disposable syringes because a competitor was on backorder in the first quarter of the prior year. Additionally, animal marking product sales are down due to order timing from distributors; this product line posted a 35% increase in the prior sequential quarter. Animal Care & Other sales decreased $1.0 million, or 13%, due to the Company being prohibited from selling its canine thyroid replacement product in the U.S., as described earlier. Partially offsetting these lost revenues were strong sales resulting from a distribution agreement for dairy supplies that went into effect in the first quarter of the prior fiscal year. The Company also achieved a 60% increase in sales of vitamin injectables as a competitor’s product became unavailable, and an 18% increase in antibiotics sales due to higher levels of sales of equine antibiotics and a new contract manufacturing agreement.

Rodenticides, Insecticides & Disinfectants revenues increased 35% in the first quarter; organic sales in this line declined 1%. Sales of rodenticides grew 17%, led by incremental revenues from contract manufacturing agreements and continued penetration of the retail agricultural market. Organic cleaner and disinfectant revenues were down 25% due to weak demand in international markets as the continued strong U.S. dollar made the Company’s products less competitive in those markets. However, the Preserve/Tetradyne acquisition, completed on May 1, 2016, added $4.5 million of cleaner and disinfectant sales, primarily to domestic swine, poultry, dairy and food processing markets.

DNA Testing revenues reported within the Animal Safety segment increased 9% in the quarter ended August 31, 2016 compared to the same period in the prior year. During the second quarter of the prior fiscal year, the Company installed equipment and laboratory facilities and began processing genomics samples at its Neogen Europe location which reports through the Food Safety segment. Neogen Europe recorded approximately $800,000 of revenues in the first quarter that would have been reported through this line in the prior year. Sales to the poultry market increased 42%, as the Company continued to gain new business with a large customer. Overall, DNA testing revenues rose 21% worldwide in the quarter compared to the same period last year.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $129.2 million at August 31, 2016, compared to $107.8 million at May 31, 2016. Approximately $20.3 million was generated from operations during the first three months of fiscal 2017. Net cash proceeds of $4.1 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first three months of fiscal 2017. The Company spent $3.4 million for property, equipment and other non-current assets first three months of fiscal 2017.

Accounts receivable balances were $59.4 million at August 31, 2016, a decline of $8.3 million, or 12%, compared to $67.7 million at May 31, 2016. Average days’ sales outstanding were 63 at August 31, 2016, compared to 61 at May 31, 2016. Inventory levels were $69.8 million at August 31, 2016, an increase of 8% compared to May 31, 2016 levels of $64.4 million. The Company actively monitors its inventory levels, and balances the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels.

Inflation and changing prices have not had, and are not expected to have, a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2016, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at August 31, 2016) and short-term investments.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2016 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Dated: September 30, 2016

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: September 30, 2016

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)