Form 10-Q
period 2016-11-30
NEOGEN CORP
filed 2016-12-29
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016.

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

As of November 30, 2016, there were 37,970,778 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	November 30, 2016	May 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$86,297	$55,257
Marketable securities (at fair value, which approximates cost)	55,809	52,539
Accounts receivable, less allowance of $1,650 and $1,500	64,902	67,652
Inventories	71,683	64,371
Deferred income taxes	1,748	1,775
Prepaid expenses and other current assets	7,962	8,407

Total Current Assets	288,401	250,001
Net Property and Equipment	55,533	54,683
Other Assets
Goodwill	87,581	88,506
Other non-amortizable intangible assets	9,370	9,170
Amortizable customer-based intangibles, net of accumulated amortization of $18,186 and $17,277 at November 30, 2016 and May 31, 2016	27,271	30,909
Other non-current assets, net of accumulated amortization of $9,768 and $7,530 at November 30, 2016 and May 31, 2016	19,155	18,446

Total Assets	$487,311	$451,715

Liabilities and Equity
Current Liabilities
Accounts payable	17,287	15,800
Accrued compensation	4,442	4,986
Income taxes	1,383	—
Other accruals	10,757	7,812

Total Current Liabilities	33,869	28,598
Deferred Income Taxes	16,418	16,533
Other Long-Term Liabilities	2,251	2,423

Total Liabilities	52,538	47,554
Commitments and Contingencies (note 7)	—	—
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 37,970,778 and 37,567,689 shares issued and outstanding at November 30, 2016 and May 31, 2016, respectively	6,076	6,011
Additional paid-in capital	163,626	150,000
Accumulated other comprehensive loss	(8,130)	(3,946)
Retained earnings	273,165	252,133

Total Neogen Corporation Stockholders’ Equity	434,737	404,198
Non-controlling interest	36	(37)

Total Equity	434,773	404,161

Total Liabilities and Equity	$487,311	$451,715

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Revenues
Product revenues	$76,961	$68,717	$149,206	$133,754
Service revenues	13,756	10,893	25,156	20,717

Total Revenues	90,717	79,610	174,362	154,471
Cost of Revenues
Cost of product revenues	38,890	34,006	74,425	64,637
Cost of service revenues	8,236	7,380	15,867	13,818

Total Cost of Revenues	47,126	41,386	90,292	78,455

Gross Margin	43,591	38,224	84,070	76,016
Operating Expenses
Sales and marketing	15,687	14,203	30,484	27,774
General and administrative	8,284	6,791	16,546	13,543
Research and development	2,768	2,618	5,446	5,192

Total Operating Expenses	26,739	23,612	52,476	46,509

Operating Income	16,852	14,612	31,594	29,507
Other Income (Expense)
Interest income	296	51	419	119
Other income (expense)	(377)	(471)	(8)	(995)

Total Other Income (Expense)	(81)	(420)	411	(876)
Income Before Taxes	16,771	14,192	32,005	28,631
Provision for Income Taxes	5,600	5,050	10,900	10,200

Net Income	11,171	9,142	21,105	18,431
Net (Income) Loss Attributable to Non-Controlling Interest	(20)	(69)	(73)	(35)

Net Income Attributable to Neogen	$11,151	$9,073	$21,032	$18,396

Net Income Attributable to Neogen Per Share
Basic	$0.29	$0.24	$0.56	$0.49

Dilluted	$0.29	$0.24	$0.55	$0.49

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Net income	$11,171	$9,142	$21,105	$18,431
Other comprehensive income (loss), net of tax: currency translation adjustments	(1,606)	(294)	(4,184)	(1,007)

Comprehensive income	9,565	8,848	16,921	17,424
Comprehensive (income) loss attributable to non-controlling interest	(20)	(69)	(73)	(35)

Comprehensive income attributable to Neogen Corporation	$9,545	$8,779	$16,848	$17,389

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2016	37,568	$6,011	$150,000	$(3,946)	$252,133	$(37)	$404,161
Exercise of options, share based compensation and $2,476 income tax benefit	394	64	13,199				13,263
Issuance of shares under employee stock purchase plan	9	1	427				428
Net income for the six months ended November 30, 2016					21,032	73	21,105
Other comprehensive loss				(4,184)			(4,184)

Balance November 30, 2016	37,971	$6,076	$163,626	$(8,130)	$273,165	$36	$434,773

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	November 30,
	2016	2015
Cash Flows From Operating Activities
Net Income	$21,105	$18,431
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,038	5,680
Share based compensation	2,734	2,545
Excess income tax benefit from the exercise of stock options	(2,476)	(2,443)
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,847	2,514
Inventories	(7,963)	(8,784)
Prepaid expenses and other current assets	428	(1,858)
Accounts payable, accruals and other changes	6,836	4,776

Net Cash From Operating Activities	29,549	20,861
Cash Flows Used In Investing Activities
Purchases of property, equipment and other non-current intangible assets	(6,238)	(7,815)
Proceeds from the sale of marketable securities	64,522	80,379
Purchases of marketable securities	(67,792)	(83,916)
Business acquisitions, net of cash acquired	(437)	(13,554)

Net Cash Used In Investing Activities	(9,945)	(24,906)
Cash Flows From Financing Activities
Exercise of stock options	10,345	6,611
Excess income tax benefit from the exercise of stock options	2,476	2,443

Net Cash From Financing Activities	12,821	9,054
Effect of Exchange Rate on Cash	(1,385)	308
Net Increase In Cash and Cash Equivalents	31,040	5,317
Cash And Cash Equivalents At Beginning Of Period	55,257	66,061

Cash And Cash Equivalents At End Of Period	$86,297	$71,378

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended November 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2017. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2016 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2016.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	November 30,	May 31,
	2016	2016
	(in thousands)
Raw Materials	$31,881	$29,501
Work-in-process	5,588	4,498
Finished and purchased goods	34,214	30,372

	$71,683	$64,371

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share-
Net income attributable to Neogen	$11,151	$9,073	$21,032	$18,396
Denominator for basic net income per share-
Weighted average shares	37,816	37,390	37,715	37,301
Effect of dilutive stock options	446	478	468	509

Denominator for diluted net income per share	38,262	37,868	38,183	37,810
Net income attributable to Neogen per share:
Basic	$0.29	$0.24	$0.56	$0.49

Diluted	$0.29	$0.24	$0.55	$0.49

4. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, dehydrated culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

These segments are managed separately because they represent strategic business units that offer different products and require different marketing strategies. The Company evaluates performance based on total sales and operating income of the respective segments. The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

			Corporate and
	Food	Animal	Eliminations
	Safety	Safety	(1)	Total
	(in thousands)
As of and for the three months ended November 30, 2016
Product revenues to external customers	$37,279	$39,682	$—	$76,961
Service revenues to external customers	3,482	10,274	—	13,756

Total revenues to external customers	40,761	49,956	—	90,717
Operating income (loss)	8,979	8,998	(1,125)	16,852
Total assets	142,303	217,572	127,436	487,311
As of and for the three months ended November 30, 2015
Product revenues to external customers	$34,682	$34,035	$—	$68,717
Service revenues to external customers	2,572	8,321	—	10,893

Total revenues to external customers	37,254	42,356	—	79,610
Operating income (loss)	7,687	7,833	(908)	14,612
Total assets	132,472	182,478	110,833	425,783

			Corporate and
	Food	Animal	Eliminations
	Safety	Safety	(1)	Total
	(in thousands)
For the six months ended November 30, 2016
Product revenues to external customers	$72,921	$76,285	$—	$149,206
Service revenues to external customers	6,843	18,313	—	25,156

Total revenues to external customers	79,764	94,598	—	174,362
Operating income (loss)	17,062	16,694	(2,162)	31,594
For the six months ended November 30, 2015
Product revenues to external customers	$66,733	$67,021	$—	$133,754
Service revenues to external customers	4,981	15,736	—	20,717

Total revenues to external customers	71,714	82,757	—	154,471
Operating income (loss)	16,108	15,173	(1,774)	29,507

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the six months ended November 30, 2016 follows:

		Weighted-
		Average
	Shares	Exercise Price
Options outstanding June 1, 2016	2,081,000	$36.71
Granted	607,000	53.99
Exercised	(403,000)	28.21
Forfeited	(33,000)	40.84

Options outstanding November 30, 2016	2,252,000	42.83

During the three and six month periods ended November 30, 2016 and 2015 the Company recorded $1,218,000 and $1,248,000 and $2,734,000 and $2,545,000, respectively, of compensation expense related to its share based awards.

The weighted-average fair value per share of stock options granted during fiscal 2017 and fiscal 2016, estimated on the date of grant using the Black-Scholes option pricing model was $15.79 and $13.11, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY2017	FY2016
Risk-free interest rate	1.2%	1.2%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	35.2%	33.3%
Expected option life	4.0 years	4.0 years

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

In February 2016, the FASB issued ASU No. 2016-02—Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2016-02 on its consolidated financial condition and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15— Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this update and is currently evaluating the impact of ASU No. 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 — Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory which requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs. This is a change from current GAAP, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e. depreciation, amortization, impaired). ASU 2016-16 will still require companies to defer the income tax effects of intercompany inventory transactions. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the impact of ASU No. 2016-16 on its consolidated financial statements.

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

On April 26, 2016, the Company acquired the stock of Deoxi Biotecnologia Ltda., an animal genomics laboratory located in Aracatuba, Brazil. Deoxi was a competitor of Neogen’s in the livestock genomics market and this acquisition is intended to help accelerate the growth of Neogen’s animal genomics services in Brazil. Consideration for the purchase was $1,549,000 in cash and up to $2,552,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $132,000, inventory of $89,000, other current assets of $9,000, property and equipment of $232,000, current liabilities of $266,000, contingent consideration liabilities of $453,000, non-amortizable trademarks of $193,000, intangible assets of $350,000 (with an estimated life of 5-10 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and reports within the Food Safety segment.

On May 1, 2016, the Company acquired the stock of Preserve International and its sister company, Tetradyne LLC, manufacturers and marketers of cleaners, disinfectants and associated products to the swine, poultry, food processing and dairy markets. Preserve and Tetradyne have manufacturing locations in Memphis, Tennessee and Turlock, California. Consideration for the purchase was

$24,086,000 in cash. The preliminary purchase price allocation included accounts receivable of $1,629,000, inventory of $1,964,000, other current assets of $269,000, land, property and equipment of $1,625,000, current liabilities of $868,000, long-term liabilities of

$660,000, intangible assets of $10,590,000 (with an estimated life of 5-15 years) and the remainder to goodwill (partially deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current locations and reports within the Animal Safety segment.

On December 1, 2016 subsequent to the end of the second quarter, Neogen acquired the stock of Quat-Chem Ltd., a chemical company that manufactures biosecurity products, based in Rochdale, England. Consideration for the purchase was $20,500,000 in cash. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing.

On December 27, 2016 subsequent to the end of the second quarter, Neogen completed the acquisition of the stock of Rogama Industria e Comercio, Ltda., a company that develops and manufactures rodenticides and insecticides, based near Sao Paulo, Brazil. Consideration for the purchase was $13 million in cash. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit, which was amended on November 30, 2016 to increase the line from $12,000,000 to $15,000,000, and extend the maturity from September 1, 2017 to September 30, 2019. There were no advances against the line of credit during fiscal 2016 and there have been none thus far in fiscal 2017; there is no balance outstanding at November 30, 2016. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.77% at November 30, 2016). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2016.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $47,000 to $57,000 per year over the past five years. The Company’s estimated liability for these costs is $916,000 at November 30, 2016 and May 31, 2016, measured on an undiscounted basis over an estimated period of 15 years; $60,000 of the liability is recorded within current liabilities and the remainder is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

The Company has a stock repurchase program, authorized by the Board of Directors in calendar year 2008, to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of November 30, 2016, 1,012,974 shares are available to be repurchased under the program. There were no purchases in fiscal year 2016 and there have been none thus far in fiscal 2017.

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

Executive Overview

Revenues for the Company for the second quarter ended November 30, 2016 were $90.7 million, an increase of 14%, or $11.1 million, compared to revenues of $79.6 million for the same period in the prior year. For the year to date period, revenues were $174.4 million, an increase of 13%, or $19.9 million, compared to revenues of $154.5 million in the first six months of fiscal 2016. Net income attributable to Neogen for the second quarter of fiscal 2017 increased 23% to $11.2 million, or $0.29 per fully diluted share, compared to $9.1 million, or $0.24, in the second quarter of the prior fiscal year. For the first six months of the current fiscal year, net income attributable to Neogen increased 14% to $21.0 million, or $0.55 per fully diluted share, compared to $18.4 million, or $0.49, in the same period in fiscal 2016.

For the three month period ended November 30, 2016, Food Safety revenues increased 9% and Animal Safety revenues increased 18%, each compared to the same period in the prior year. For the quarter, the overall organic sales increase was 7%; organic growth in the Food Safety segment was 8% while the Animal Safety segment had organic growth of 5%. The acquisitions of Virbac (December 2015), Deoxi (April 2016) and Preserve/Tetradyne (May 2016) contributed $5.9 million to the overall revenue growth in the quarter. For the first six months of fiscal 2017, Food Safety revenues increased 11% and Animal Safety revenues increased 14%, each compared to the same period in the prior fiscal year. Overall organic sales increased 5% for the year to date period; the organic increases were 9% for the Food Safety segment and 2% for the Animal Safety segment. Lab M (August 2015) and the previously mentioned acquisitions contributed $12.1 million to the overall revenue growth in the first six months of fiscal 2017. In the first quarter of fiscal 2017, the Company lost the ability to sell its popular canine thyroid replacement product after the FDA approved a new drug application for a competitor, which gave the competitor exclusive marketing rights to the product. The Company will be unable to sell this product, which had sales of $6.6 million for the full 2016 fiscal year, in the U.S. until similar regulatory approval is granted; the Company does not expect that this approval will occur in the current fiscal year. Excluding the impact of the loss of revenues of this product and adverse currency translations, primarily due to the devaluation of the pound sterling and the Mexican peso, overall organic sales growth would have been 11% for both the second quarter and year to date periods.

International sales were $31.2 million in the second quarter, an increase of 9% compared to the prior year. Expressed as a percentage of total sales, international sales were 34.4% compared to 36.0% in the second quarter of the prior year. For the six month period, international sales were $60.3 million, an increase of 13%; international sales were 34.6% of total sales in the current year to date period and 34.4% in the prior year. Currency translations had an adverse effect of approximately $2.1 million on international revenue in the second quarter and $4.0 million for the year to date.

Neogen Europe, based in Ayr, Scotland, recorded sales increases of 33% in its local currency, the pound sterling, in the second quarter; this increase was reduced to 10% when these revenues were translated to U.S. dollars. For the six month period, revenues increased 38% in pound sterling, which was reduced to a 17% increase when translated to dollars. Strong sales of deoxynivalenol (DON) test kits, due to outbreaks of contaminated corn crops in western Europe, and increases in genomics revenues resulting from the addition of an in-house genomics lab in Ayr, led the growth at the Company’s European subsidiary for both the second quarter and year to date periods.

Neogen do Brasil recorded an increase of 64% in its local currency, the real, in the second quarter. The Company benefitted from favorable currency conditions as the real strengthened during the quarter, resulting in a 93% revenue increase when translated to U.S. dollars. For the year to date period, revenues increased 54% in local currency and 66% in dollars. For both periods, the increase was led by sales of forensic test kits, sold to testing labs in Brazil for drug testing of commercial truck drivers, and sales of the Company’s Acumedia line of dehydrated culture media as the subsidiary recorded market share gains. The Company’s Mexico-based subsidiary recorded an increase of 3% in its local currency, the peso, which was reduced to an 11% decrease when translated to U.S. dollars, for the second quarter. The peso declined 10% in early November following the results of the U.S. presidential election. For the six month period, Neogen Latinoamerica sales increased 20% in pesos and 4% after translating to dollars. The lower 3% growth rate in the second quarter was primarily due to delays in order timing for several customers.

Service revenue was $13.8 million for the quarter ended November 30, 2016, an increase of $2.9 million, or 26%, compared to the same quarter in the prior year. For the year to date period, service revenue increased 21%, from $20.7 million in the prior year to $25.2 million in fiscal 2017. For both the second quarter and year to date periods, the growth was led by increased genomics revenues, the result of additional business with a large customer in the poultry market, custom research work, and increased sales to the bovine market.

Gross margin was 48.1% in the second quarter of fiscal 2017 compared to 48.0% in the same period a year ago. Favorable product mix in the quarter, led by strong sales of DON test kits, forensic test kits and rodenticides, offset the lower margin impact of the recent Lab M and Preserve/Tetradyne acquisitions, the loss of the high margin thyroid replacement product and the negative impact of currency translations. For the six-month period, gross margin was 48.2% compared to 49.2% in the prior year. On a year to date basis, the loss of the thyroid replacement product lowered gross margin by approximately 60 basis points in the current year; adverse currency translations and product mix also negatively impacted gross margins.

Total operating expenses increased 13% for both the quarter and year to date periods. Sales and marketing expense increased $1.5 million in the second quarter and $2.7 million for the six month period; each period represented a 10% increase over the same period in the prior year. The largest increases for both the quarter and year to date were commissions, shipping and royalties, all of which are based on the revenue increase, and higher salaries, the result of increased staffing and compensation increases. General and administrative expense increased $1.5 million in the quarter and $3.0 million for the year to date; each increased 22% compared to the same periods in the prior year. Recent acquisitions contributed $1.4 million of the increase year to date, with half of that in the second quarter. Additional increases were for personnel related expenditures, and higher depreciation on information technology equipment and software. Research and development expense increased $150,000, or 6%, in the second quarter and rose $254,000, or 5%, for the six months, and reflect continued investment in product improvement and development, primarily in the Food Safety segment.

Operating income was $16.9 million for the second quarter of fiscal 2017, an increase of 15%, from $14.6 million recorded in last year’s second quarter. Expressed as a percentage of revenue, operating income was 18.6%, compared to 18.4% for the same period in the prior year. The increase in operating margin was due to the slight improvement in gross margin and operating expenses that rose less than the increase in revenues. For the six month period, operating income was $31.6 million, or 18.1% of sales, compared to $29.5 million, or 19.1% of sales, in the same period of the prior year. The decline in operating margin, as a percentage of revenues, on a year to date basis is due to the decrease in gross margin percentage, which resulted from the loss of the thyroid replacement product, adverse currency translations and product mix.

Other expense in the second quarter of fiscal 2017 was $81,000 compared to expense of $420,000 in the prior year. Currency loss of $424,000 was offset by royalty income of $22,000 and interest income of $296,000. The increase in interest income for the quarter was due to interest received on funds on deposit in Brazil; the approximate annual interest rate in Brazil is 14%. In the second quarter of the prior year, currency loss was $562,000, partially offset by interest income of $51,000 and royalty income of $67,000. For the first six months of fiscal 2017, other income was $412,000, comprised primarily of interest income of $420,000 and royalty income of $67,000, offset by currency loss of $178,000. For the year to date period in the prior year, other expense of $876,000 includes currency loss of $1,167,000, interest income of $119,000 and royalty income of $109,000.

The Company’s effective tax rate in the second quarter was 33.4% compared to 35.6% in the prior year. The current year provision includes a tax credit for research and development; this was not recorded in last year’s second quarter as the credit had not yet been approved by the U.S. Congress. For the year to date period, the effective tax rate was 34.1% compared to 35.6% in the prior year. Net income attributable to Neogen increased $2.1 million, or 23%, for the second quarter of fiscal 2017 and $2.6 million, or 14%, for the six month period, each compared to the same period in the prior year.

Revenues

	Three Months ended November 30,
	2016	2015	Increase/ (Decrease)%
		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,030	$16,409	$2,621	16.0%
Bacterial & General Sanitation	8,429	8,495	(66)	-0.8%
Dehydrated Culture Media & Other	13,302	12,350	952	7.7%

	$40,761	$37,254	$3,507	9.4%
Animal Safety
Life Sciences	$2,674	$1,960	$714	36.4%
Veterinary Instruments & Disposables	9,649	10,411	(762)	-7.3%
Animal Care & Other	8,468	9,870	(1,402)	-14.2%
Rodenticides, Insecticides & Disinfectants	19,004	11,912	7,092	59.5%
DNA Testing Service	10,161	8,203	1,958	23.9%

	$49,956	$42,356	$7,600	17.9%

Total Revenues	$90,717	$79,610	$11,107	14.0%

	Six Months ended November 30,
	2016	2015	Increase/ (Decrease)%
		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$36,637	$32,792	$3,845	11.7%
Bacterial & General Sanitation	16,992	16,571	421	2.5%
Dehydrated Culture Media & Other	26,135	22,351	3,784	16.9%

	$79,764	$71,714	$8,050	11.2%
Animal Safety
Life Sciences	$4,929	$3,659	$1,270	34.7%
Veterinary Instruments & Disposables	19,281	20,578	(1,297)	-6.3%
Animal Care & Other	15,605	18,028	(2,423)	-13.4%
Rodenticides, Insecticides & Disinfectants	36,685	25,037	11,648	46.5%
DNA Testing Service	18,098	15,455	2,643	17.1%

	$94,598	$82,757	$11,841	14.3%

Total Revenues	$174,362	$154,471	$19,891	12.9%

The Company’s Food Safety segment revenues were $40.8 million in the quarter ended November 30, 2016, an increase of 9% compared to the same period in the prior year. For the six month period, Food Safety revenues increased 11% to $79.8 million. Organic growth for the segment was 8% for the quarter and 9% for the year to date period, with the acquisitions of Lab M on August 26, 2015 and Deoxi on April 26, 2016 contributing the remainder of growth. Adverse currency translations, resulting from the strength of the U.S. dollar, reduced both overall segment growth and organic growth for both periods. In a neutral currency environment, Food Safety growth was 15% for the second quarter of fiscal 2017, with organic growth of 14%; year to date, the overall increase was 17% and organic growth was 14%.

Natural Toxins, Allergens & Drug Residues sales increased 16% in the second quarter and 12% for the first six months of fiscal 2017. For the second quarter, sales of natural toxins increased 27%, led by sales of DON test kits and related equipment due to outbreaks of DON in corn crops in the Midwest U.S., Canada and Europe; overall sales of this product line have risen 14% for the year to date period. Allergen test kit revenues rose 20% in the quarter and 18% for the six month period, as increased consumer awareness and recalls relating to allergenic contamination of food continues to expand the market. Sales of test kits to detect the presence of drug residues, primarily in dairy milk, were down 8% in the quarter, due in large part to order timing from a large distributor and market losses in Europe; sales of these kits were flat for the year to date period.

Sales of Bacterial & General Sanitation products decreased 1% in the second quarter but rose 3% for the year to date. For the quarter, sales of Salmonella test kits increased 18%; this increase was offset by a 24% decline in sales of Listeria test kits, due to a research project in the prior year which did not recur, and an 18% decrease in sales of Soleris and BioLumix equipment, due to difficult comparisons to a strong prior year quarter. For the six month period, sales of Salmonella test kits increased 14% and the Company’s AccuPoint sanitation monitoring product line rose 5%, while Listeria test kit sales recorded an 8% decline.

Dehydrated Culture Media & Other increased 8% in the second quarter and 17% for the year to date period, each compared to the same periods a year ago, aided in part by the acquisitions of Lab M and Deoxi. Organic growth was 4% and 8% for the quarter and year to date periods, respectively. Genomics revenue, which is reported in the Other category in the Food Safety segment, increased 70% for the quarter and 78% for the six months, due primarily to the transfer of certain genomics revenues from GeneSeek to Neogen Europe as the Ayr, Scotland based operation added genomics testing capabilities to better serve the growing European market. Partially offsetting this was a 15% decrease in sales of the Company’s Acumedia line of dehydrated culture media sold into traditional domestic media markets; the prior year had strong sales resulting from a customer’s research project which did not recur; this resulted in a 28% decline for the six month period.

The Company’s Animal Safety segment revenues were $50.0 million, an increase of 18% compared to the same quarter in the prior year. Organic growth for the segment was 5% for the quarter and 2% for the year to date period, with the acquisitions of Virbac on December 22, 2015 and Preserve/Tetradyne on May 1, 2016 contributing the remainder of growth. Revenues for the six month period increased 14% to $94.6 million from $82.8 million in the prior year. Excluding the loss of the previously discussed thyroid replacement product, this segment had overall organic growth of 9% for the second quarter and 7% for the year to date period. Currency translations had minimal effect on revenues in this segment.

Life Sciences sales increased 36% for the second quarter and 35% for the year to date period, each compared to the prior year, the result of increased volume from testing labs to meet new requirements for drug testing of commercial truck drivers in Brazil. Sales of Veterinary Instruments & Disposables products were down 7% for the quarter and 6% for the year to date. In the second quarter, decreases in disposable syringes, which had increased sales in the prior year due to a competitor’s backorder situation, and marking products were partially offset by a 19% increase in detectable needles, with particularly strong sales to international customers.

Animal Care & Other sales decreased 14% in the quarter ended November 30, 2016 and year to date sales decreased 13%. The decrease is due to the loss of the ability to sell the Company’s popular thyroid replacement product; the decrease was $1.4 million in the second quarter and $4.4 million for the first six months of the fiscal year. Partially offsetting this decline was an increase in sales of vitamin injectables due to a marketing program in the second quarter.

Rodenticides, Insecticides & Disinfectants sales increased 60% in the second quarter and 47% for the six month period, each compared to the same periods in the prior year. Organic growth in this category was 14% for the quarter and 6% for the year to date. In the second quarter, the Preserve/Tetradyne acquisition added $5.2 million of cleaner and disinfectant sales, primarily to domestic swine, poultry, dairy and food processing markets; year to date sales were $9.7 million. Rodenticide sales increased 16% for both the three and six month periods, led by incremental revenues from contract manufacturing agreements and continued penetration of the retail agricultural market, and partially offset by a decline in sales to the northwest U.S. resulting from strong sales in the prior year due to a rodent outbreak which moderated in the current year. Cleaner and disinfectant sales increased 13% on an organic basis for the quarter, led by increases in international markets; year to date sales are down 7% due primarily to weak demand in international markets in the first quarter. Chem-Tech revenues increased 22% in the quarter and 7% for the six months due to timing of distributor orders of insecticides.

DNA Testing revenues reported within the Animal Safety segment increased 24% in the second quarter of fiscal 2017 and were up 17% for the six month period. The increase for the quarter was due to significant research projects with two universities and continued new business with a large customer in the poultry market. In the third quarter of fiscal 2016, the Company began processing genomic samples at its Neogen Europe location after expanding its genomic laboratory capabilities. Neogen Europe reports through the Food Safety segment and recorded approximately $800,000 of revenues in each of the first two quarters that would have been reported through this product line in the prior year. Overall, DNA testing revenues rose 31% worldwide in the quarter and 26% year to date compared to the same periods last year.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $142.1 million at November 30, 2016, compared to $107.8 million at May 31, 2016. Approximately $29.5 million was generated from operations during the first six months of fiscal 2017. Net cash proceeds of $10.3 million were realized from the exercise of stock options and issuance of shares under the Company’s employee stock purchase plan during the same period. The Company spent $6.2 million for property, equipment and other non-current assets in the first half of fiscal 2017.

Accounts receivable balances were $64.9 million at November 30, 2016, a decline of $2.8 million, or 4%, compared to $67.7 million at May 31, 2016. Average days’ sales outstanding was 63 days at November 30, 2016, compared to 61 days at May 31, 2016. Inventory levels rose by $7.3 million, or 11%, compared to May 31, 2016. The increase is due primarily to the timing of receipts of orders and planned increases in stocking levels of identified key products to ensure availability and improve service levels.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2016, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at November 30, 2016) and short-term investments.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Mexican peso, the Brazilian real, the Chinese yuan, and to a lesser extent, the Indian rupee and the Canadian dollar. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company uses derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2016 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on its future results of operations or financial position.

Item 6. Exhibits

(a) Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: December 29, 2016

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: December 29, 2016

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)