Form 10-Q
period 2017-02-28
NEOGEN CORP
filed 2017-03-31
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017.

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

As of February 28, 2017, there were 38,119,486 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	February 28, 2017	May 31, 2016
	(Unaudited)	(Audited)

Assets
Current Assets
Cash and cash equivalents	$59,883	$55,257
Marketable securities (at fair value, which approximates cost)	64,699	52,539
Accounts receivable, less allowance of $1,750 and $1,500	67,367	67,652
Inventories	75,396	64,371
Deferred income taxes	1,747	1,775
Prepaid expenses and other current assets	7,678	8,407

Total Current Assets	276,770	250,001
Net Property and Equipment	60,975	54,683
Other Assets
Goodwill	104,080	88,506
Other non-amortizable intangible assets	11,699	9,170
Amortizable customer-based intangibles, net of accumulated amortization of $19,782 and $17,277 at February 28, 2017 and May 31, 2016	35,508	30,909
Other non-current assets, net of accumulated amortization of $9,449 and $7,530 at February 28, 2017 and May 31, 2016	18,266	18,446

Total Assets	$507,298	$451,715

Liabilities and Equity
Current Liabilities
Accounts payable	$17,072	$15,800
Accrued compensation	4,393	4,986
Income taxes	2,179	—
Other accruals	11,079	7,812

Total Current Liabilities	34,723	28,598
Deferred Income Taxes	17,692	16,533
Other Long-Term Liabilities	3,227	2,423

Total Liabilities	55,642	47,554
Commitments and Contingencies (note 9)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 38,119,486 and 37,567,689 shares issued and outstanding at February 28, 2017 and May 31, 2016, respectively	6,099	6,011
Additional paid-in capital	169,667	150,000
Accumulated other comprehensive loss	(7,689)	(3,946)
Retained earnings	283,453	252,133

Total Neogen Corporation Stockholders’ Equity	451,530	404,198
Non-controlling interest	126	(37)

Total Equity	451,656	404,161

Total Liabilities and Equity	$507,298	$451,715

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2017	2016	2017	2016
Revenues
Product revenues	$73,964	$64,377	$223,170	$198,131
Service revenues	14,421	12,348	39,577	33,065

Total Revenues	88,385	76,725	262,747	231,196
Cost of Revenues
Cost of product revenues	38,816	32,920	113,241	97,558
Cost of service revenues	8,689	8,609	24,556	22,427

Total Cost of Revenues	47,505	41,529	137,797	119,985

Gross Margin	40,880	35,196	124,950	111,211

Operating Expenses
Sales and marketing	15,340	13,953	45,824	41,727
General and administrative	8,548	7,538	25,094	21,081
Research and development	2,641	2,451	8,087	7,642

Total Operating Expenses	26,529	23,942	79,005	70,450

Operating Income	14,351	11,254	45,945	40,761

Other Income (Expense)
Interest income	271	120	690	238
Other income (expense)	1,105	265	1,098	(730)

Total Other Income (Expense)	1,376	385	1,788	(492)

Income Before Taxes	15,727	11,639	47,733	40,269
Provision for Income Taxes	5,350	3,350	16,250	13,550

Net Income	10,377	8,289	31,483	26,719
Net (Income) Loss Attributable to Non-Controlling Interest	(90)	22	(163)	(12)

Net Income Attributable to Neogen	$10,287	$8,311	$31,320	$26,707

Net Income Attributable to Neogen Per Share
Basic	$0.27	$0.22	$0.83	$0.71

Diluted	$0.27	$0.22	$0.82	$0.71

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2017	2016	2017	2016

Net income	$10,377	$8,289	$31,483	$26,719
Other comprehensive income (loss), net of tax: currency translation adjustments	441	(2,245)	(3,743)	(3,252)

Comprehensive income	10,818	6,044	27,740	23,467

Comprehensive (income) loss attributable to non-controlling interest	(90)	22	(163)	(12)

Comprehensive income attributable to Neogen Corporation	$10,728	$6,066	$27,577	$23,455

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

			Additional	Accumulated Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2016	37,568	$6,011	$150,000	$(3,946)	$252,133	$(37)	$404,161
Issuance of shares under share-based compensation plan and $3,671 income tax benefit	533	85	18,745				18,830
Issuance of shares under employee stock purchase plan	18	3	922				925
Net income for the nine months ended February 28, 2017					31,320	163	31,483
Other comprehensive loss				(3,743)			(3,743)

Balance February 28, 2017	38,119	$6,099	$169,667	$(7,689)	$283,453	$126	$451,656

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended February 28/29,
	2017	2016
Cash Flows From Operating Activities
Net Income	$31,483	$26,719
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	10,691	8,829
Share-based compensation	3,932	4,007
Excess income tax benefit from the exercise of stock options	(3,671)	(2,690)
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	5,916	3,512
Inventories	(9,460)	(12,770)
Prepaid expenses and other current assets	717	(1,699)
Accounts payable, accruals and other changes	5,580	2,104

Net Cash From Operating Activities	45,188	28,012

Cash Flows Used In Investing Activities
Purchases of property, equipment and other non-current intangible assets	(13,002)	(11,145)
Proceeds from the sale of marketable securities	102,957	113,069
Purchases of marketable securities	(115,117)	(123,262)
Business acquisitions, net of cash acquired	(34,027)	(16,615)

Net Cash Used In Investing Activities	(59,189)	(37,953)

Cash Flows From Financing Activities
Exercise of stock options	15,844	8,344
Excess income tax benefit from the exercise of stock options	3,671	2,690

Net Cash From Financing Activities	19,515	11,034

Effect of Exchange Rate on Cash	(888)	(292)

Net Increase In Cash and Cash Equivalents	4,626	801
Cash And Cash Equivalents At Beginning Of Period	55,257	66,061

Cash And Cash Equivalents At End Of Period	$59,883	$66,862

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended February 28, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2017. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2016 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2016.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. The components of inventories follow:

	February 28, 2017	May 31, 2016
	(in thousands)
Raw materials	$33,375	$29,501
Work-in-process	5,588	4,498
Finished and purchased goods	36,433	30,372

	$75,396	$64,371

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$10,287	$8,311	$31,320	$26,707

Denominator for basic net income per share:
Weighted average shares	38,059	37,473	37,829	37,358
Effect of dilutive stock options	475	485	542	500

Denominator for diluted net income per share	38,534	37,958	38,371	37,858

Net income attributable to Neogen per share:
Basic	$0.27	$0.22	$0.83	$0.71

Diluted	$0.27	$0.22	$0.82	$0.71

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

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended February 28, 2017
Product revenues to external customers	$39,318	$34,646	$—	$73,964
Service revenues to external customers	3,631	10,790	—	14,421

Total revenues to external customers	42,949	45,436	—	88,385
Operating income (loss)	7,403	7,743	(795)	14,351
Total assets	183,419	215,243	108,636	507,298

As of and for the three months ended February 29, 2016
Product revenues to external customers	$31,975	$32,402	$—	$64,377
Service revenues to external customers	2,735	9,613	—	12,348

Total revenues to external customers	34,710	42,015	—	76,725
Operating income (loss)	6,091	6,172	(1,009)	11,254
Total assets	130,077	189,191	112,973	432,241

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
For the nine months ended February 28, 2017
Product revenues to external customers	$112,592	$110,578	$—	$223,170
Service revenues to external customers	10,475	29,102	—	39,577

Total revenues to external customers	123,067	139,680	—	262,747
Operating income (loss)	24,286	24,616	(2,957)	45,945

For the nine months ended February 29, 2016
Product revenues to external customers	$98,708	$99,423	$—	$198,131
Service revenues to external customers	7,998	25,067	—	33,065

Total revenues to external customers	106,706	124,490	—	231,196
Operating income (loss)	22,216	21,328	(2,783)	40,761

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the

Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the nine months ended February 28, 2017 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2016	2,081,000	$36.71
Granted	618,000	54.19
Exercised	(542,000)	29.04
Forfeited	(49,000)	42.72

Options outstanding February 28, 2017	2,108,000	43.66

During the three and nine month periods ended February 28/29, 2017 and 2016, the Company recorded $1,198,000 and $1,462,000 and $3,932,000 and $4,007,000, respectively, of compensation expense related to its share-based awards.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10— Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is not permitted. The guidance permits two methods of adoption; a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11—Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory methods to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt this standard at the start of its next fiscal year beginning on June 1, 2017 and does not expect the adoption will have a material impact on its consolidated financial condition and results of operations.

In September 2015, the FASB issued ASU 2015-16—Simplifying the Accounting for Measurement—Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for public companies for fiscal years beginning after December 15, 2015. The Company has adopted this standard; the adoption has not had a material impact on its consolidated financial condition and results of operations.

The FASB recently issued ASU No. 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax assets and liabilities between current and non-current amounts in a classified balance sheet. Rather, deferred taxes will be presented as non-current under the new standard. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 for public companies. Early adoption is permitted. As of February 28, 2017, the Company had $1.7 million of current deferred tax assets that would be reclassified to net against non-current deferred tax liabilities according to the new standard. The Company currently expects to adopt this standard as of May 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02—Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is permitted with certain practical expedients. Early adoption is permitted. The Company is in the process of evaluating its lessee and lessor arrangements to determine the impact of this amendment on its consolidated financial condition and results of operations. This evaluation includes a review of revenue through leasing arrangements as well as lease expenses, which are primarily through operating lease arrangements at most of the Company’s facilities.

In March 2016, the FASB issued ASU No. 2016-09 — Compensation-Stock Compensation (Topic 718): Improvements to Employee

Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company expects to adopt this standard effective June 1, 2017 and currently believes that tax benefits related to share-based payments will result in a lower effective tax rate in fiscal 2018.

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

In January 2017, the FASB issued ASU 2017-04 — Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe that adoption of this amendment will have a material impact on its consolidated financial statements.

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

On December 22, 2015, the Company acquired the rodenticide assets of Virbac Corporation, the North American affiliate of the France-based Virbac group, a global animal health company. The acquired assets include a rodenticide active ingredient that complements Neogen’s existing active ingredients, and more than 40 regulatory approvals for a variety of formulations in the United States, Canada and Mexico. The acquired assets also include a large retail and OEM customer base. Consideration for the purchase was $3,525,000 in cash and up to $300,000 of contingent consideration. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $317,000, property and equipment of $60,000, current liabilities of $300,000, intangible assets of $1,759,000 (with an estimated life of 5-15 years), non-amortizable trademarks of $200,000 and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The products are manufactured at the Company’s production facility in Randolph, Wisconsin, and report within the Animal Safety segment. In fiscal 2016, the Company paid the former owner $300,000 of contingent consideration based on the achievement of specific objectives, and reduced the recorded liability by a corresponding amount.

On April 26, 2016, the Company acquired the stock of Deoxi Biotecnologia Ltda., an animal genomics laboratory located in

Aracatuba, Brazil. This acquisition is intended to help accelerate the growth of Neogen’s animal genomics services in Brazil. Consideration for the purchase was $1,549,000 in cash and up to $2,552,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $132,000, inventory of $89,000, other current assets of $9,000, property and equipment of $232,000, current liabilities of $266,000, contingent consideration accrual of $453,000, non-amortizable trademarks of $193,000, intangible assets of $350,000 (with an estimated life of 5-10 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and is managed by Neogen do Brasil, reporting within the Food Safety segment.

On May 1, 2016, the Company acquired the stock of Preserve International and its sister company, Tetradyne LLC, manufacturers and marketers of cleaners, disinfectants and associated products to the swine, poultry, food processing and dairy markets. Preserve and Tetradyne have manufacturing locations in Memphis, Tennessee, and Turlock, California. Consideration for the purchase was $24,086,000 in cash. The preliminary purchase price allocation included accounts receivable of $1,629,000, inventory of $1,964,000, other current assets of $269,000, land, property and equipment of $1,625,000, current liabilities of $868,000, long-term liabilities of $660,000, intangible assets of $10,590,000 (with an estimated life of 5-15 years) and the remainder to goodwill (partially deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current locations and reports within the Animal Safety segment.

On December 1, 2016, the Company acquired the stock of Quat-Chem Ltd., a chemical company that manufactures biosecurity products, based in Rochdale, England. Consideration for the purchase was $21,606,000 in cash and up to $3,778,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The preliminary purchase price allocation included accounts receivable of $4,684,000, inventory of $1,243,000, land, property and equipment of $2,715,000, accounts payable of $2,197,000, deferred tax liability of $1,133,000, contingent consideration accrual of $1,105,000, other current liabilities of $604,000, non-amortizable intangible assets of $1,637,000, intangible assets of $5,682,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and is managed by Neogen Europe, reporting within the Food Safety segment.

On December 27, 2016, the Company acquired the stock of Rogama Industria e Comercio, Ltda., a company that develops and manufactures rodenticides and insecticides, based near Sao Paulo, Brazil. Consideration for the purchase was $12,423,000 in cash and up to $2,069,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The preliminary purchase price allocation included accounts receivable of $1,863,000, inventory of $1,026,000, property and equipment of $1,840,000, current liabilities of $177,000, contingent consideration accrual of $430,000, non-amortizable intangible assets of $591,000, intangible assets of $3,252,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and is managed by Neogen do Brasil, reporting within the Food Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit, which was amended on November 30, 2016 to increase the line from $12,000,000 to $15,000,000, and extend the maturity from September 1, 2017 to September 30, 2019. There were no advances against the line of credit during fiscal 2016 and there have been none thus far in fiscal 2017; there was no balance outstanding at February 28, 2017. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.92% at February 28, 2017). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2017.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin, manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $47,000 to $57,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at February 28, 2017 and May 31, 2016, measured on an undiscounted basis over an estimated period of 15 years; $60,000 of the liability is recorded within current liabilities and the remainder is recorded within other long-term liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

The Company has a stock repurchase program, authorized by the Board of Directors in calendar year 2008, to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of February 28, 2017, 1,012,974 shares were available to be repurchased under the program. There were no purchases in fiscal year 2016 and there have been none thus far in fiscal 2017.

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

There were no significant changes to the contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Executive Overview

Revenues for the Company for the third quarter ended February 28, 2017 were $88.4 million, an increase of $11.7 million, or 15%, compared to the same period in the prior year. For the year-to-date period ended February 28, 2017, revenues were $262.7 million, an increase of $31.5 million, or 14%, compared to the prior year. Food Safety revenues increased by 24% and 15%, respectively, for the comparative three and nine-month periods ended February 28, 2017. Animal Safety revenues rose by 8% and 12%, respectively, for the same comparative periods. Recent acquisitions of Virbac (December 2015), Deoxi (April 2016), Preserve (May 2016), Quat-Chem (December 2016) and Rogama (December 2016) contributed $7.8 million of revenue for the third quarter; Lab M (August 2015) and the previously listed acquisitions contributed $19.9 million for the year-to-date period. Overall organic sales growth was 5% for both the third quarter and year to date, each compared to the same period in the prior year. Revenues and operating results for the third quarter of fiscal 2017 continued to be adversely impacted by the strength of the U.S. dollar relative to the British pound sterling, the euro, and the Mexican peso. The Brazilian real strengthened versus the dollar during the quarter, somewhat offsetting the negative effects of the other currency movements. On a constant currency basis, overall revenues would have been $1.7 million higher for the third quarter, and $5.7 million higher for the year-to-date period.

International sales were $32.1 million, or 36.3% of total sales, in the third quarter of fiscal 2017, compared to $25.5 million, or 33.3% of total sales, in the same period a year earlier. For the nine months ended February 28, 2017, international sales were $92.3 million, or 35.1% of total sales, compared to $78.7 million, or 34.0% of total sales, for the same period in the prior year. The increase in international sales as a percentage of total sales for each comparative period was due to recent acquisitions and strength in the pre-existing international operations. Revenues at Neogen Europe increased 12% for the third quarter (31% increase in local currency) and 15% for the year-to-date period (36% increase in local currency). Strong sales of deoxynivalenol (DON) test kits, due to outbreaks of contaminated corn crops in western Europe, and increases in genomics revenues resulting from the addition of an in-house genomics lab in Ayr, led the growth at the Company’s European subsidiary for both the third quarter and year-to-date periods. Neogen do Brasil revenues increased 81% in the third quarter (47% increase in local currency), and rose 71% year to date (51% increase in local currency) for both periods; sales of forensic and diagnostic test kits led the increase. Revenues at Neogen Latinoamerica declined by 2% in U.S. dollars in the third quarter (15% increase in local currency); for the year to date, revenues were up 2% (19% increase in local currency).

Service revenue was $14.4 million in the third quarter of fiscal 2017, an increase of 17% compared to the prior year. For the nine-month period, service revenue was $39.6 million, or 20% higher than the comparable prior year period. The increase for both periods was due to continued market penetration in the U.S. beef and dairy cattle markets, additional capacity resulting from laboratory facilities constructed at our Scotland-based genomics operation, and incremental ongoing business with a large customer in the poultry industry. Revenues were also enhanced, to a lesser extent, by the April 2016 acquisition of Deoxi Laboratories, an agricultural genomics lab in Brazil.

Gross margin was 46.3% for the third quarter of fiscal 2017, compared to 45.9% for the same period a year ago. The increase in gross margin percentage for the comparative quarter was primarily the result of higher margins in the genomics business and a favorable shift in product mix, offset somewhat by incremental revenues from acquisitions which had lower gross margins than the Company’s historical average and adverse currency translations. On a year-to-date basis, gross margin was 47.6%, compared to 48.1% in the prior fiscal year. The decrease in gross margin on a year-to-date basis is the result of incremental revenues from acquisitions which had lower gross margins than the Company’s historical average and the negative impact of currency movements, partially offset by a favorable shift in product mix between segments.

Sales and marketing expenses were $15.3 million for the quarter ended February 28, 2017, an increase of $1.4 million, and $45.8 million, an increase of $4.1 million, for the year-to-date period, both an increase of 10% compared to the same periods a year ago. Increases in this category were primarily the result of increased personnel related costs such as salaries, commissions, and travel; shipping and royalty expenses also rose due to increased volume. General and administrative costs were $8.5 million for the quarter, an increase of $1.0 million, or 13%, and were up 19% for the comparative year-to-date period. Incremental ongoing operating expenses resulting from the most recent four acquisitions, which continued to operate from their existing locations, accounted for the majority of the increases for the quarter and year-to-date periods. Research and development expenses were $2.6 million for the third quarter of fiscal 2017, an increase of 8% over the same period a year ago; for the year-to-date period, these expenses were 6% higher than last year. For each comparative period, the increases were due primarily to increased compensation related expenses resulting from increased headcount and higher salaries, and new product development activities.

Operating margin was 16.2% in the February 2017 quarter, compared to 14.7% in the February 2016 quarter. The improvement in operating margin for the quarter was due to the revenue and gross margin increases and moderate growth in operating expenses. On a year-to-date basis, operating margin was 17.5% compared to 17.6% in the same period of the prior year.

For the third quarter of 2017, other income of $1,376,000 was comprised of a $660,000 gain recorded as the result of the settlement of a licensing agreement, currency exchange gains of $442,000, primarily in the U.K., where a significant portion of sales are recorded in dollars, and Brazil, as the Brazilian real strengthened against the dollar during the quarter, and interest income of $271,000. In the third quarter of fiscal 2016, the Company recorded $385,000 in other income, primarily from currency exchange gains of $182,000 and interest income of $120,000. For the nine-month period, other income of $1,788,000 was comprised of a $660,000 gain for the settlement of a licensing agreement, $690,000 of interest income, $263,000 of currency exchange gains and $79,000 of royalty income. For the year-to-date period in fiscal 2016, other loss of $492,000 was comprised of currency exchange losses of $986,000, due primarily to losses recorded at the Company’s Brazilian and Mexican subsidiaries, partially offset by interest income of $238,000 and royalty income of $151,000.

The effective income tax rate for the third quarter of fiscal 2017 was 34.0%, compared to 28.8% in the same period in the prior fiscal year. In last year’s third quarter, the Company completed a review of its calculations for research and development tax credits and domestic production activity deductions claimed on company tax filings; the lower effective rate recorded in that quarter reflects the filing of an amended return for the Company’s fiscal year ending May 31, 2012 and a return to provision adjustment for the fiscal 2015 return, each claiming higher research and development credits. For the year to date the effective tax rate, using the same methodology and calculations derived in the prior year, was 34.0%; the effective tax rate was 33.6% for the same period in the prior year.

Revenues

	Three Months ended February 28/29,
			Increase/
	2017	2016	(Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$16,453	$14,892	$1,561	10%
Bacterial & General Sanitation	8,348	8,243	105	1%
Dehydrated Culture Media & Other	18,148	11,575	6,573	57%

	$42,949	$34,710	$8,239	24%

Animal Safety
Life Sciences	$2,332	$1,731	$601	35%
Veterinary Instruments & Disposables	10,000	9,076	924	10%
Animal Care & Other	6,311	8,256	(1,945)	-24%
Rodenticides, Insecticides & Disinfectants	16,111	13,338	2,773	21%
DNA Testing Service	10,682	9,614	1,068	11%

	$45,436	$42,015	$3,421	8%

Total Revenues	$88,385	$76,725	$11,660	15%

	Nine Months ended February 28/29,
			Increase/
	2017	2016	(Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$53,090	$47,684	$5,406	11%
Bacterial & General Sanitation	25,340	24,815	525	2%
Dehydrated Culture Media & Other	44,637	34,207	10,430	30%

	$123,067	$106,706	$16,361	15%

Animal Safety
Life Sciences	$7,261	$5,390	$1,871	35%
Veterinary Instruments & Disposables	29,281	29,655	(374)	-1%
Animal Care & Other	21,563	26,002	(4,439)	-17%
Rodenticides, Insecticides & Disinfectants	52,796	38,375	14,421	38%
DNA Testing Service	28,779	25,068	3,711	15%

	$139,680	$124,490	$15,190	12%

Total Revenues	$262,747	$231,196	$31,551	14%

The Company’s Food Safety segment revenues in the third quarter were $42.9 million, an increase of 24%, compared to $34.7 million in the same period of the prior year. Revenues for the year-to-date period increased 15% to $123.1 million. Organic growth for the segment was 12% for the quarter and 10% for the nine-month period, with the acquisitions of Lab M (August 2015), Deoxi (April 2016), Quat-Chem (December 2016) and Rogama (December 2016) contributing the remainder of the growth. Adverse currency conditions, resulting from the strength of the U.S. dollar, reduced overall growth and organic growth within the segment for both periods. In a neutral currency environment, Food Safety growth was 29% for the third quarter of fiscal 2017, with organic growth of 16%; year to date, the overall neutral currency increase was 21% and organic growth was 15%.

Natural Toxins, Allergens & Drug Residues sales increased by 10% in the third quarter and 11% for the year to date. In the third quarter, sales of natural toxins products increased 29%, led by sales of test kits to detect deoxynivalenol (DON) and related equipment due to outbreaks of DON in corn crops in the midwest U.S., Canada and Europe; sales of this product line have increased

18% for the year-to-date period. Allergen test kit revenues rose 14% in the quarter and 17% for the nine-month period, as increases in product recalls relating to allergenic contamination of food continues to expand the market. The largest increases in this product line were test kits to detect peanut, milk and tree nut contamination. Sales of test kits to detect the presence of drug residues, primarily in dairy milk, were down 21% in the third quarter and 7% for the year to date, due primarily to market losses in Europe caused by delays in the launch of new products. The new products are expected to be available for sale in the first half of fiscal year 2018.

Sales of Bacterial & General Sanitation products increased 1% in the third quarter and 2% for the nine-month period. In the quarter, sales of the Company’s automated spoilage microorganism (e.g., yeast and mold) equipment and consumable vials increased 12%, with vial usage continuing to increase as equipment is placed with customers. This increase was partially offset by lower sales of a distributed product. For the year to date, the aforementioned equipment and consumable vial sales rose 6% and sales of Salmonella test kits increased 11%; partially offsetting the increase were lower sales of a distributed product.

Dehydrated Culture Media & Other sales rose 57% in the third quarter and 30% for the year to date, each compared to the same periods a year ago, aided in part by the acquisitions of Lab M, Deoxi, Quat-Chem and Rogama. Organic growth in this category was 20% and 13% for the quarter and year-to-date periods, respectively. Genomics revenue for the international operations, which is reported in the Other category within the Food Safety segment, increased 79% for the quarter and 78% for the nine months, as the Ayr, Scotland-based operation added genomics testing capabilities in the third quarter of the prior fiscal year to better serve the growing European market. This category also includes a large amount of forensic test kit sales through the Company’s Brazilian subsidiary. Demand for these kits from customers located in Brazil has increased dramatically due to a new requirement for drug testing of commercial truck drivers. Partially offsetting this increase for the year-to-date period is an 18% decrease in sales of the Company’s Acumedia line of dehydrated culture media sold into traditional domestic markets; the first half of the prior year had strong sales resulting from a customer’s research project, which did not recur.

The Company’s third quarter Animal Safety segment revenues were $45.4 million, an increase of 8%, compared to $42.0 million in the same quarter of the prior year. Revenues for the nine-month period increased 12% from $124.5 million to $139.7 million. Organic growth for the segment was flat for the quarter and 1% for the year-to-date period, with the acquisitions of Virbac on December 22, 2015 and Preserve/Tetradyne on May 1, 2016 contributing to the growth. In the first quarter of fiscal 2017, the Company lost the ability to sell its popular canine thyroid replacement product after the FDA approved a new drug application for a competitor, which gave the competitor exclusive marketing rights to the product. The Company will be unable to sell this product, which had sales of $6.6 million for the full 2016 fiscal year, in the U.S. until similar regulatory approval is granted; this approval will not occur in the current fiscal year. Excluding the loss of the thyroid replacement product, this segment had overall organic growth of 3% in the third quarter and 6% for the year-to-date period. Currency translations had minimal effect on revenues in this segment.

Life Sciences sales increased 35% for both the third quarter and year-to-date periods, each compared to the prior year. The increase was primarily the result of increased volume to U.S. commercial labs to meet new requirements for drug testing of commercial truck drivers in Brazil. Veterinary Instruments & Disposables sales increased 10% for the three-month period but decreased 1% for the year to date. The increase in the third quarter was led by increases in sales of durable speed syringes, from strong demand by domestic customers, and gloves, due to market share gains. The year-to-date revenue decrease of 1% is due to lower sales in the first six months of disposable syringes, which had increased sales in the prior year due to a competitor’s backorder situation, and marking products. Animal Care & Other revenues decreased 24% in the third quarter and 17% for the year to date. The decrease is due to the loss of the ability to sell the Company’s popular thyroid replacement product; sales of this product were $1.5 million in the third quarter of last year and $4.8 million for the first nine months of fiscal 2016. Partially offsetting this was an increase in revenues for wound care products due to increased market share and price increases.

Rodenticides, Insecticides & Disinfectants sales increased 21% in the third quarter of fiscal 2017 and 38% for the year-to-date period, both compared to the same periods in the prior year. Excluding revenues from the Virbac and Preserve/Tetradyne acquisitions, sales were down 6% for the three-month period but increased 2% for the year to date. In the third quarter, the Preserve/Tetradyne acquisition added $3.5 million of cleaner and disinfectant sales, primarily to domestic swine, poultry, dairy and food processing markets; year-to-date sales were $13.2 million. Rodenticide sales were down 18% in the quarter, due primarily to a difficult comparison to the prior year resulting from a rodent outbreak in the northwest U.S. that has since subsided in the current year. Partially offsetting the decrease for the quarter was a 14% increase in organic cleaner and disinfectant sales led by increases in international markets. For the nine-month period, the organic growth was led by a 3% increase in rodenticide sales due to incremental revenues from contract manufacturing agreements and continued penetration of the retail agricultural market.

DNA Testing Service revenues reported within the Animal Safety segment increased 11% in the third quarter and 15% for the year-to-date period, both compared to the same period in the prior year. The increase in the quarter and year to date was due to increased market share in the beef and dairy markets from new product offerings. Also contributing to the increase for the nine-month period was continued new business with a large customer in the poultry market and significant research projects with two universities. In the third quarter of fiscal 2016, the Company began processing genomic samples at its Neogen Europe location after expanding its genomic laboratory capabilities. Neogen Europe recorded approximately $2.5 million of incremental revenues year to date. Overall, worldwide DNA testing revenues rose 20% and 24% for the quarter and year-to-date periods, respectively, compared to the same periods last year.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $124.6 million at February 28, 2017, compared to $107.8 million at May 31, 2016. Approximately $45.2 million was generated from operations during the first nine months of fiscal 2017. Net cash proceeds of $15.8 million were realized from the exercise of stock options and issuance of shares under the Company’s employee stock purchase plan during the same period. The Company spent $13.0 million for property, equipment and other non-current assets during the first nine months of fiscal 2017.

Accounts receivable balances were $67.4 million at February 28, 2017, a decline of $0.3 million compared to $67.7 million at May 31, 2016. Average days’ sales outstanding was 63 days at February 28, 2017, compared to 61 days at May 31, 2016. Inventory levels rose by $11.0 million, or 17%, compared to May 31, 2016. The increase is due primarily to timing of receipts of orders and planned increases in stocking levels of identified key products to ensure availability and improve service levels, and to a lesser extent, inventories purchased as part of the business acquisitions.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at February 28, 2017, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at February 28, 2017) and short-term investments.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Brazilian real, the Mexican peso, the Chinese yuan, and to a lesser extent, the Indian rupee and the Canadian dollar. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company enters into forward contracts to help mitigate the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2017 was carried out under the supervision and with the participation of the Company’s management, including the Chairman & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Dated: March 31, 2017

/s/ James L. Herbert
James L. Herbert
Chairman & Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2017

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)