Form 10-Q
period 2017-08-31
NEOGEN CORP
filed 2017-09-29
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017.

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

As of August 31, 2017 there were 38,233,260 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and

per share amounts)

	August 31,	May 31,
	2017	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$58,456	$77,567
Marketable securities (at fair value, which approximates cost)	101,534	66,068
Accounts receivable, less allowance of $1,900 and $2,000	66,341	68,576
Inventories	73,413	73,144
Prepaid expenses and other current assets	11,190	7,606

Total Current Assets	310,934	292,961
Net Property and Equipment	63,285	61,748
Other Assets
Goodwill	105,073	104,759
Other non-amortizable intangible assets	14,346	14,323
Amortizable customer-based intangibles, net of accumulated amortization of $21,931 and $20,846 at August 31, 2017 and May 31, 2017	35,011	35,983
Other non-current assets, net of accumulated amortization of $10,167 and $9,931 at August 31, 2017 and May 31, 2017	18,685	18,635

Total Assets	$547,334	$528,409

Liabilities and Equity
Current Liabilities
Accounts payable	$16,665	$16,244
Accrued compensation	5,079	5,002
Income taxes	6,032	936
Other accruals	10,546	13,820

Total Current Liabilities	38,322	36,002
Deferred Income Taxes	16,917	17,048
Other Non-Current Liabilities	4,842	3,602

Total Liabilities	60,081	56,652
Commitments and Contingencies (note 9)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 38,233,260 and 38,199,367 shares issued and outstanding at August 31, 2017 and May 31, 2017, respectively	6,117	6,112
Additional paid-in capital	180,131	176,779
Accumulated other comprehensive loss	(7,000)	(7,203)
Retained earnings	307,773	295,926

Total Neogen Corporation Stockholders’ Equity	487,021	471,614
Non-controlling interest	232	143

Total Equity	487,253	471,757

Total Liabilities and Equity	$547,334	$528,409

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	August 31,
	2017	2016
Revenues
Product revenues	$80,567	$72,245
Service revenues	14,689	11,400

Total Revenues	95,256	83,645
Cost of Revenues
Cost of product revenues	41,084	35,535
Cost of service revenues	8,301	7,631

Total Cost of Revenues	49,385	43,166

Gross Margin	45,871	40,479
Operating Expenses
Sales and marketing	17,024	14,797
General and administrative	9,325	8,262
Research and development	3,098	2,678

Total Operating Expenses	29,447	25,737

Operating Income	16,424	14,742
Other Income
Interest income	369	123
Other income	443	369

Total Other Income	812	492

Income Before Taxes	17,236	15,234
Provision for Income Taxes	5,300	5,300

Net Income	11,936	9,934
Net (Income) Attributable to Non-Controlling Interest	(22)	(53)

Net Income Attributable to Neogen	$11,914	$9,881

Net Income Attributable to Neogen Per Share
Basic	$0.31	$0.26

Diluted	$0.31	$0.26

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended
	August 31,
	2017	2016
Net income	$11,936	$9,934
Other comprehensive income (loss), net of tax: currency translation adjustments	203	(2,578)

Comprehensive income	12,139	7,356
Comprehensive (income) attributable to non-controlling interest	(22)	(53)

Comprehensive income attributable to Neogen Corporation	$12,117	$7,303

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2017	38,199	$6,112	$176,779	$(7,203)	$295,926	$143	471,757
Issuance of shares under share-based compensation plan	26	4	2,868	—	—	—	2,872
Issuance of shares under employee stock purchase plan	8	1	484	—	—	—	485
Conversion of minority interest purchase to retained earnings	—	—	—	—	(67)	67	—
Net income for the three months ended August 31, 2017	—	—	—	—	11,914	22	11,936
Other comprehensive income	—	—	—	203	—	—	203

Balance August 31, 2017	38,233	$6,117	$180,131	$(7,000)	$307,773	$232	$487,253

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	August 31,
	2017	2016
Cash Flows From Operating Activities
Net Income	$11,936	$9,934
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	3,993	3,476
Share-based compensation	1,401	1,516
Excess income tax benefit from the exercise of stock options (see note 5)	—	(728)
Change in operating assets and liabilities:
Accounts receivable	2,227	7,684
Inventories	(276)	(5,910)
Prepaid expenses and other current assets	(3,590)	42
Accounts payable, accruals and other changes	2,980	4,262

Net Cash From Operating Activities	18,671	20,276
Cash Flows Used In Investing Activities
Purchases of property, equipment and other non-current intangible assets	(4,415)	(3,446)
Proceeds from the sale of marketable securities	44,502	28,116
Purchases of marketable securities	(79,968)	(28,616)

Net Cash Used In Investing Activities	(39,881)	(3,946)
Cash Flows From Financing Activities
Exercise of stock options	1,956	4,053
Excess income tax benefit from the exercise of stock options (see note 5)	—	728

Net Cash From Financing Activities	1,956	4,781
Effect of Exchange Rate on Cash	143	(181)

Net Increase In Cash and Cash Equivalents	(19,111)	20,930
Cash And Cash Equivalents At Beginning Of Period	77,567	55,257

Cash And Cash Equivalents At End Of Period	$58,456	$76,187

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended August 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2018. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2017 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2017.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. The components of inventories follow:

	August 31,	May 31,
	2017	2017
	(in thousands)
Raw materials	$34,364	$33,190
Work-in-process	5,185	4,831
Finished and purchased goods	33,864	35,123

	$73,413	$73,144

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended
	August 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$11,914	$9,881
Denominator for basic net income per share:
Weighted average shares	38,211	37,615
Effect of dilutive stock options	465	550

Denominator for diluted net income per share	38,676	38,165
Net income attributable to Neogen per share:
Basic	$0.31	$0.26

Diluted	$0.31	$0.26

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

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

			Corporate and
	Food	Animal	Eliminations
	Safety	Safety	(1)	Total
	(in thousands)
As of and for the three months ended August 31, 2017
Product revenues to external customers	$42,282	$38,285	$—	$80,567
Service revenues to external customers	4,452	10,237	—	14,689

Total revenues to external customers	46,734	48,522	—	95,256
Operating income (loss)	8,777	8,669	(1,022)	16,424
Total assets	194,857	209,404	143,073	547,334
As of and for the three months ended August 31, 2016
Product revenues to external customers	$35,693	$36,552	$—	$72,245
Service revenues to external customers	3,464	7,936	—	11,400

Total revenues to external customers	39,157	44,488	—	83,645
Operating income (loss)	7,999	7,780	(1,037)	14,742
Total assets	143,990	210,176	114,449	468,615

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2017 follows:

		Weighted-
		Average
	Shares	Exercise Price
Options outstanding June 1, 2017	2,031,000	$43.84
Granted	75,000	63.95
Exercised	(46,000)	31.66
Forfeited	—

Options outstanding August 31, 2017	2,060,000	44.85

During the three month period ended August 31, 2017 and 2016, the Company recorded $1,401,000 and $1,516,000, respectively, of compensation expense related to its share-based awards. On June 1, 2017, the Company adopted ASU No. 2016-09, which simplifies the accounting for share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for a policy election to account for forfeitures as they occur, rather than on an estimated basis, and requires that excess tax benefits be classified as an operating activity on the Statement of Cash Flows. The Company has elected to account for forfeitures as they occur. The adoption of this ASU reduced income tax expense by $396,000 in the first quarter of fiscal 2018.

The weighted-average fair value per share of stock options granted during fiscal years 2018 and 2017, estimated on the date of grant using the Black-Scholes option pricing model, was $15.59 and $15.86, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY2018		FY2017
Risk-free interest rate	1.6%		1.2%
Expected dividend yield	0.0%		0.0%
Expected stock price volatility	27.2%		35.2%
Expected option life	4.0	years	4.0	years

The Company has an employee stock purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10—Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance permits two methods of adoption; a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company has formed an internal team to implement this ASU and is currently identifying revenue streams and evaluating the potential impact of each stream on its consolidated financial statements. The Company currently expects to adopt using the modified retrospective approach.

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

In March 2016, the FASB issued ASU No. 2016-09—Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company adopted this standard effective June 1, 2017; this resulted in a reduction of federal income tax expense of $396,000 in the first quarter of fiscal 2018. The Company believes that tax benefits related to share-based payments will result in a lower effective tax rate in fiscal 2018 and could increase earnings per share by between one to three cents per quarter for the remainder of the fiscal year.

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

Subsequent to the end of the quarter, on September 1, 2017, the Company acquired the assets of The University of Queensland Animal Genetics Laboratory (AGL), an animal genomics laboratory located near Brisbane, Australia. This acquisition is intended to accelerate the growth of the Company’s animal genomics business in Australia and New Zealand. Consideration for the purchase was $2,014,000 in cash. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit, which was amended on November 30, 2016 to increase the line from $12,000,000 to $15,000,000, and extend the maturity from September 1, 2017 to September 30, 2019. There were no advances against the line of credit during fiscal 2017 and there have been none thus far in fiscal 2018; there was no balance outstanding at August 31, 2017. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 2.28% at August 31, 2017). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2017.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin, manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $38,000 to $57,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at August 31, 2017 and May 31, 2017, measured on an undiscounted basis over an estimated period of 15 years; $54,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

The Company has a stock repurchase program, authorized by the Board of Directors in calendar year 2008, to purchase, subject to market conditions, up to 1,125,000 shares of the Company’s common stock. As of August 31, 2017, 1,012,974 shares were available to be repurchased under the program. There were no purchases in fiscal year 2017 and there have been none thus far in fiscal 2018.

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

There were no significant changes to the contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

The Company adopted ASU No. 2016-09 related to share based-compensation on June 1, 2017. There have been no other material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Executive Overview

Revenues for the Company for the first quarter ended August 31, 2017 were $95.3 million, an increase of 14%, or $11.6 million, compared to revenues of $83.6 million in the same period of the prior year. Net income attributable to Neogen for the first quarter of fiscal year 2018 increased 21% to $11.9 million, or $0.31 per fully diluted share, compared to $9.9 million, or $0.26 per fully diluted share, in the first quarter of fiscal 2017.

Food Safety revenues increased 19% and Animal Safety revenues increased 9%, each compared to the same period in the prior year. The overall organic sales increase for the Company was 9%; organic growth was also 9% for each segment. The acquisitions of Quat-Chem and Rogama, both occurring in December 2016 and reporting through Food Safety, contributed $4.2 million to the overall revenue growth.

International sales were $34.5 million, or 36.2% of total sales, in the first quarter of fiscal 2018 compared to $29.0 million, or 34.7% of total sales, in last year’s first quarter. Currency translations had an immaterial impact on comparative consolidated revenues for the quarter, due to the pound, euro, real and peso stabilizing against the dollar. Neogen Europe recorded a revenue increase of 1% in U.S. dollars in the first quarter, with a 19% increase in genomics revenues offset by lower mycotoxin sales, as last year’s deoxynivalenol (DON) outbreak in France and Germany did not repeat in the current year. Sales at Lab M, the Company’s subsidiary in England, increased 34% as its dehydrated culture media products were integrated into Neogen’s global sales and marketing efforts. Neogen Latinoamerica recorded a sales decrease of 2% in U.S. dollars, primarily due to lower sales of agricultural cleaners and disinfectants, the result of the termination of a distribution agreement earlier in the calendar year; revenues for the group’s food safety diagnostic products increased 25%. Neogen do Brasil revenues increased 39% in U.S. dollars on increased sales of mycotoxin and drug residue test kits. Neogen China sales increased 12% in U.S. dollars in the first quarter of the current fiscal year compared to the first quarter a year ago, led by sales of the Company’s Acumedia and Lab M brands of dehydrated culture media and genomics services.

Service revenue was $14.7 million in the quarter ended August 31, 2017, an increase of $3.3 million, or 29%, compared to $11.4 million in the first quarter of the prior fiscal year. The growth was led by increases in sales to the global cattle and companion animal markets. Sales of genomic testing in the poultry market also increased by approximately 25% as the Company continued to increase testing volumes with a large customer.

Gross margin was 48.2% in the first quarter of fiscal 2018 compared to 48.4% in the same quarter a year ago. This is primarily due to the impact from the two acquisitions in the prior year, Quat-Chem and Rogama, both of which have gross margins that are lower than the historical average for the Company. Excluding these acquisitions, the gross margin in the current year would have been approximately 110 basis points higher.

Total operating expense increased $3.7 million, or 14%, in the first quarter, consistent with the increase in revenues. Sales and marketing expense increased $2.2 million, or 15%, primarily due to increases in salaries and commissions and shipping expense. Approximately $500,000 of this increase is due to the recent acquisitions of Quat-Chem and Rogama. General and administrative expense increased $1.1 million, or 13%; $625,000 of this increase is directly attributable to the recent acquisitions and includes amortization expense of acquired intangible assets. Additional increases were for salaries and other compensation related expenses, and depreciation expense primarily from investment in information technology. Research and development expense increased 16% in the first quarter over the same period in the prior year, primarily from increases in personnel related expenses and contracted outside services related to new product development. Operating income was $16.4 million, or 17.2% of sales, for the quarter, compared to $14.7 million, or 17.6% of sales, in last year’s first quarter.

Other income in the first quarter of fiscal 2018 was $812,000 compared to other income of $492,000 in the first quarter of fiscal 2017. Gains on currency exchange totaled $465,000 in the current quarter compared to currency gains of $246,000 in the prior year. The Company also recorded $369,000 of interest income, compared to $123,000 in the first quarter of the prior year. The Company’s effective income tax rate in the first quarter of fiscal 2018 was 30.7% compared to 34.8% in the first quarter of the prior year. The calculation of the tax rate includes a credit of $396,000 recorded to federal income tax expense related to a new accounting standard regarding share-based compensation, which was adopted by the Company at the beginning of the current fiscal year; previously, excess gains on the exercise of stock options would have been recorded as a credit to shareholders’ equity on the balance sheet. Net income attributable to Neogen increased $2.0 million, or 21%, in the first quarter of 2018.

Revenues

	Three Months ended August 31,
			Increase/
	2017	2016	(Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,163	$17,597	$1,566	9%
Bacterial & General Sanitation	9,119	8,579	540	6%
Dehydrated Culture Media & Other	10,577	9,538	1,039	11%
Rodenticides, Insecticides & Disinfectants	4,690	996	3,694	371%
Genomics Services	3,185	2,446	739	30%

	$46,734	$39,156	$7,578	19%
Animal Safety
Life Sciences	$2,427	$2,255	$172	8%
Veterinary Instruments & Disposables	10,487	9,632	855	9%
Animal Care & Other	7,780	6,984	796	11%
Rodenticides, Insecticides & Disinfectants	17,591	17,681	(90)	(1)%
Genomics Services	10,237	7,937	2,300	29%

	$48,522	$44,489	$4,033	9%

Total Revenues	$95,256	$83,645	$11,611	14%

The Company’s Food Safety segment revenues were $46.7 million in the quarter ended August 31, 2017, an increase of 19% compared to the same period in the prior year. Organic growth for the segment was 9%, with the acquisitions of Quat-Chem and Rogama, both occurring in December 2016, contributing the remainder of the growth. Natural Toxins, Allergens & Drug Residues sales increased 9% in the first quarter over the same period in the prior year. Within this category, sales of allergen test kits rose 17%, with tests to detect gliadin (gluten), milk, soy, peanut and treenuts contributing the majority of the growth. The market for these kits continues to expand due to increased consumer awareness regarding allergenic contamination of food and its adverse impact on human health. Sales of test kits to detect the presence of natural toxins in grain crops increased 9%, primarily the result of a 23% increase in aflatoxin test kits, due to moderate outbreaks in the midwest U.S. and Brazilian corn crops. Drug residue test kits, primarily used to detect the presence of antibiotics in raw milk, rose by 1%, as new products began to gain traction in the market. This product group had declined 4% in fiscal 2017. Bacterial & General Sanitation revenues increased 6% in the first quarter of fiscal 2018. Within this product category, the Company’s AccuPoint sanitation monitoring product line increased 15%, on strength in both readers and samplers, while sales of test kits to detect pathogens increased 6%, led by strong growth in the ANSR product line. Revenues for the company’s Soleris and BioLumix product lines, used to detect spoilage organisms in processed foods, were flat; in the prior year first quarter, equipment sales reported in this category had increased 55%.

Dehydrated Culture Media & Other revenues increased 11% over the prior year, as worldwide Lab M revenues grew 15%; the Company’s Acumedia line of dehydrated culture media rose 12% in the first quarter. Rodenticides, Insecticides & Disinfectants recorded revenues of $4.7 million for the quarter, compared to $1.0 million in last year’s first quarter. The increase was the result of $4.2 million in revenues provided by the Rogama and Quat-Chem acquisitions, which were completed in the second half of the 2017 fiscal year, partially offset by the termination of a distribution agreement in last fiscal year’s third quarter, which resulted in a $430,000 decline in cleaner and disinfectant revenues in Latin America. Genomics Services revenue recorded in the Food Safety segment increased 29% for the comparative quarter, due primarily to growth in Europe, and to a lesser extent, higher volumes in Brazil.

Sales for the Company’s Animal Safety segment were $48.5 million, an increase of 9% in the first quarter compared to the same period in the prior year; all of that growth was organic. Sales of Life Sciences products increased 8%, primarily the result of increased volume from commercial labs for forensic kits to meet requirements for drug testing of commercial truck drivers in Brazil. Veterinary Instruments & Disposables sales increased 9% in the first quarter of fiscal 2018, primarily the result of strength in detectable needles and syringes. Additionally, animal marking products rose 27% for the period; these products had declined throughout fiscal 2017, due to inventory destocking at a number of the Company’s large customers.

Sales in the Animal Care & Other product lines increased 11% for the comparative quarters; last year’s results included sales credits totaling $1.1 million as the Company removed its popular canine thyroid replacement product from its distribution channels after the FDA approved a new drug application for a competitive product. Rodenticides, Insecticides & Disinfectants revenues decreased 1% in the first quarter, as the termination of a distribution agreement with a manufacturer of cleaners and disinfectants resulted in lost sales of $860,000. These losses were offset by an 11% increase in sales of insecticide products and increased sales of the Company’s own line of manufactured cleaners and disinfectants. Rodenticides grew 3%, as incremental revenues from penetration in the retail agricultural market were offset by a decline in toll manufacturing sales, due to lower demand.

Genomics Services revenue reported within the Animal Safety segment increased 29% in the first quarter, compared to the same period last year. Growth was strong in the bovine market, and in particular the commercial dairy market, where revenues increased more than 200% over the prior year, as the Company continues to devote significant resources to capture this market. Additionally, the Company continued to grow in the poultry and sheep markets, up 38% and 179%, respectively. New products introduced in the companion animal market drove a 48% increase in sales to that market. Porcine service revenues declined 2% compared to last year’s first quarter, primarily due to competitive pressure in that market.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $160.0 million at August 31, 2017, compared to $143.6 million at May 31, 2017. Approximately $19.2 million was generated from operations during the first three months of fiscal 2018. Net cash proceeds of $2.1 million were realized from the exercise of stock options and issuance of shares under the Company’s Employee Stock Purchase Plan during the first three months of fiscal 2018. The Company spent $4.5 million for property, equipment and other non-current assets first three months of fiscal 2018.

Accounts receivable balances were $66.3 million at August 31, 2017, a decline of $2.3 million, or 3%, compared to $68.6 million at May 31, 2017. Days sales outstanding, a measurement of the time it takes to collect receivables, were 59 days at August 31, 2017, compared to 60 days at May 31, 2017. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Net inventory balances were $73.4 million at August 31, 2017, essentially flat compared to a May 31, 2017 balance of $73.1 million. The Company actively monitors its inventory levels, and balances the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. Formal programs have been instituted in fiscal 2018 to improve inventory turnover.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at August 31, 2017, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at August 31, 2017) and short-term investments.

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

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, England, Brazil, Mexico, China, India, and Canada, where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Chinese yuan, Indian rupee and Canadian dollar, respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2017 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

NEOGEN CORPORATION
(Registrant)

Dated: September 29, 2017

/s/ James L. Herbert
James L. Herbert
Executive Chairman
(Principal Executive Officer)

Dated: September 29, 2017

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)