Form 10-Q
period 2017-11-30
NEOGEN CORP
filed 2018-01-05
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of December 31, 2017, there were 51,522,587 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	November 30, 2017	May 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$64,425	$77,567
Marketable securities (at fair value, which approximates cost)	111,410	66,068
Accounts receivable, less allowance of $1,800 and $2,000	74,859	68,576
Inventories, net	73,713	73,144
Prepaid expenses and other current assets	15,533	7,606

Total Current Assets	339,940	292,961
Net Property and Equipment	66,874	61,748
Other Assets
Goodwill	104,290	104,759
Other non-amortizable intangible assets	14,667	14,323
Amortizable customer-based intangibles, net of accumulated amortization of $22,808 and $20,846 at November 30, 2017 and May 31, 2017	33,512	35,983
Other non-current assets, net of accumulated amortization of $11,089 and $9,931 at November 30, 2017 and May 31, 2017	21,745	18,635

Total Assets	$581,028	$528,409

Liabilities and Equity
Current Liabilities
Accounts payable	$17,427	$16,244
Accrued compensation	5,619	5,002
Income taxes	1,959	936
Other accruals	12,940	13,820

Total Current Liabilities	37,945	36,002
Deferred Income Taxes	16,943	17,048
Non-Current Liabilities	5,496	3,602

Total Liabilities	60,384	56,652
Commitments and Contingencies (note 9)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 51,508,548 and 50,932,489 shares issued and outstanding at November 30, 2017 and May 31, 2017, respectively	8,241	8,149
Additional paid-in capital	193,711	174,742
Accumulated other comprehensive loss	(6,466)	(7,203)
Retained earnings	324,873	295,926

Total Neogen Corporation Stockholders’ Equity	520,359	471,614
Non-controlling interest	285	143

Total Equity	520,644	471,757

Total Liabilities and Equity	$581,028	$528,409

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Revenues
Product revenues	$85,590	$76,961	$166,157	$149,206
Service revenues	16,227	13,756	30,916	25,156

Total Revenues	101,817	90,717	197,073	174,362
Cost of Revenues
Cost of product revenues	43,349	38,890	84,433	74,425
Cost of service revenues	9,197	8,236	17,498	15,867

Total Cost of Revenues	52,546	47,126	101,931	90,292

Gross Margin	49,271	43,591	95,142	84,070

Operating Expenses
Sales and marketing	17,815	15,687	34,838	30,484
General and administrative	10,491	8,284	19,817	16,546
Research and development	2,967	2,768	6,065	5,446

Total Operating Expenses	31,273	26,739	60,720	52,476

Operating Income	17,998	16,852	34,422	31,594

Other Income (Expense)
Interest income	429	296	798	419
Other income (expense)	626	(377)	1,069	(8)

Total Other Income (Expense)	1,055	(81)	1,867	411

Income Before Taxes	19,053	16,771	36,289	32,005
Provision for Income Taxes	1,900	5,600	7,200	10,900

Net Income	17,153	11,171	29,089	21,105
Net (Income) Attributable to Non-Controlling Interest	(53)	(20)	(75)	(73)

Net Income Attributable to Neogen	$17,100	$11,151	$29,014	$21,032

Net Income Attributable to Neogen Per Share
Basic	$0.33	$0.22	$0.57	$0.42

Diluted	$0.33	$0.22	$0.56	$0.41

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
Net income	$17,153	$11,171	$29,089	$21,105

Other comprehensive income (loss), net of tax: currency translation adjustments	534	(1,606)	737	(4,184)

Comprehensive income	17,687	9,565	29,826	16,921
Comprehensive (income) attributable to non-controlling interest	(53)	(20)	(75)	(73)

Comprehensive income attributable to Neogen Corporation	$17,634	$9,545	$29,751	$16,848

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2017	50,932	$8,149	$174,742	$(7,203)	$295,926	$143	$471,757
Issuance of shares under share-based compensation plan	566	90	18,486				18,576
Issuance of shares under employee stock purchase plan	11	2	483				485
Conversion of minority interest to retained earnings					(67)	67	—
Net income for the six months ended November 30, 2017					29,014	75	29,089
Other comprehensive loss				737			737

Balance November 30, 2017	51,509	$8,241	$193,711	$(6,466)	$324,873	$285	$520,644

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended November 30,
	2017	2016
Cash Flows From Operating Activities
Net Income	$29,089	$21,105
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	8,268	7,038
Share-based compensation	2,666	2,734
Excess income tax benefit from the exercise of stock options (see note 5)	—	(2,476)
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,859)	1,847
Inventories	(218)	(7,963)
Prepaid expenses and other current assets	(7,916)	428
Accounts payable, accruals and other changes	1,377	6,836

Net Cash Provided By Operating Activities	27,407	29,549

Cash Flows Used In Investing Activities
Purchases of property, equipment and other non-current intangible assets	(10,409)	(6,238)
Proceeds from the sale of marketable securities	123,601	64,522
Purchases of marketable securities	(168,943)	(67,792)
Business acquisitions, net of cash acquired	(468)	(437)

Net Cash Used In Investing Activities	(56,219)	(9,945)

Cash Flows From Financing Activities
Exercise of stock options	16,395	10,345
Excess income tax benefit from the exercise of stock options	—	2,476

Net Cash Provided By Financing Activities	16,395	12,821

Effect of Exchange Rates on Cash	(725)	(1,385)

Net Increase (Decrease) In Cash and Cash Equivalents	(13,142)	31,040
Cash And Cash Equivalents At Beginning Of Period	77,567	55,257

Cash And Cash Equivalents At End Of Period	$64,425	$86,297

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended November 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2018. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2017 audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2017.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. The components of inventories follow:

	November 30, 2017	May 31, 2017
	(in thousands)
Raw materials	$35,909	$33,190
Work-in-process	4,955	4,831
Finished and purchased goods	32,849	35,123

	$73,713	$73,144

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$17,100	$11,151	$29,014	$21,032
Denominator for basic net income per share:
Weighted average shares	51,264	50,421	51,109	50,287
Effect of dilutive stock options	697	595	669	624

Denominator for diluted net income per share	51,961	51,016	51,778	50,911

Net income attributable to Neogen per share:
Basic	$0.33	$0.22	$0.57	$0.42

Diluted	$0.33	$0.22	$0.56	$0.41

The Board of Directors declared a 4 for 3 stock split effective December 29, 2017. All share and per share amounts in the form 10-Q reflect amounts as if the split took place at the beginning of the periods presented.

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

Neogen’s international operations in the United Kingdom, Mexico, Brazil, China, and India originally focused on the Company’s Food Safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer the Company’s complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomic services. These additional products and services are managed and directed by existing management, and are reported through the Food Safety segment.

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended November 30, 2017
Product revenues to external customers	$44,721	$40,869	$—	$85,590
Service revenues to external customers	4,839	11,388	—	16,227

Total revenues to external customers	49,560	52,257	—	101,817
Operating income (loss)	8,668	10,529	(1,199)	17,998
Total assets	175,836	215,099	190,093	581,028

As of and for the three months ended November 30, 2016
Product revenues to external customers	$37,366	$39,595	$—	$76,961
Service revenues to external customers	3,595	10,161	—	13,756

Total revenues to external customers	40,961	49,756	—	90,717
Operating income (loss)	8,883	9,094	(1,125)	16,852
Total assets	143,901	215,974	127,436	487,311

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
For the six months ended November 30, 2017
Product revenues to external customers	$87,004	$79,153	$—	$166,157
Service revenues to external customers	9,291	21,625	—	30,916

Total revenues to external customers	96,295	100,778	—	197,073
Operating income (loss)	17,446	19,198	(2,222)	34,422

For the six months ended November 30, 2016
Product revenues to external customers	$73,059	$76,147	$—	$149,206
Service revenues to external customers	7,059	18,097	—	25,156

Total revenues to external customers	80,118	94,244	—	174,362
Operating income (loss)	16,882	16,874	(2,162)	31,594

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the

Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the six months ended November 30, 2017 follows:

	Shares	Weighted- Average Exercise Price
	(in thousands)
Options outstanding June 1, 2017	2,708	$32.88
Granted	819	59.26
Exercised	(603)	27.50
Forfeited	(59)	39.87

Options outstanding November 30, 2017	2,865	41.41

During the three and six month periods ended November 30, 2017 and 2016, the Company recorded $1,264,000 and $1,218,000 and $2,666,000 and $2,734,000, respectively, of compensation expense related to its share-based awards. On June 1, 2017, the Company adopted ASU No. 2016-09, which simplifies the accounting for share-based payments to employees. The guidance requires the recognition of the income effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for a policy election to account for forfeitures as they occur, rather than on an estimated basis, and requires that excess tax benefits be classified as an operating activity on the Statement of Cash Flows. The Company has elected to account for forfeitures as they occur. The adoption of this ASU reduced income tax expense by $3,418,000 and $3,794,000 for the three and six month periods ended November 30, 2017.

The weighted-average fair value per share of stock options granted during fiscal 2018 and fiscal 2017, estimated on the date of grant using the Black-Scholes option pricing model was $14.69 and $11.84, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY 2018	FY 2017
Risk-free interest rate	1.6%	1.2%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	27.7%	35.2%
Expected option life	4.0 years	4.0 years

The Company has an employee stock purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10— Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance permits two methods of adoption; a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company has formed an internal team to implement this ASU and is currently identifying revenue streams and reviewing contracts at each significant subsidiary and evaluating the potential impact on its consolidated financial statements and related disclosures. The Company will adopt this ASU on June 1, 2018 using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02—Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018; early adoption is permitted. Modified retrospective application is permitted with certain practical expedients. The Company expects to adopt this ASU on June 1, 2019 and is currently in the process of evaluating its lessee and lessor arrangements to determine the impact of this amendment on its consolidated financial condition and results of operations. This evaluation includes a review of revenue through leasing arrangements as well as lease expenses, which are primarily through operating lease arrangements at most of the Company’s facilities.

In March 2016, the FASB issued ASU No. 2016-09 — Compensation-Stock Compensation (Topic 718): Improvements to Employee

Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company adopted this standard effective June 1, 2017; this resulted in a reduction of federal income tax expense of $3,418,000 and $3,794,000 for the three and six month periods ended November 30, 2017. The Company believes that tax benefits related to share-based payments will result in a lower effective tax rate in fiscal 2018.

In June 2016, the FASB issued ASU No. 2016-13—Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held- to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost the Company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company does not believe the adoption of this guidance will have an impact on its consolidated financial statements.

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

On December 1, 2016, the Company acquired the stock of Quat-Chem Ltd., a chemical Company that manufactures biosecurity products, based in Rochdale, England. Consideration for the purchase was $21,606,000 in cash and up to $3,778,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $4,684,000, inventory of $1,243,000, land, property and equipment of $2,526,000, accounts payable of $2,197,000, deferred tax liability of $1,133,000, contingent consideration accrual of $1,058,000, other current liabilities of $604,000, non-amortizable intangible assets of $1,889,000, intangible assets of $6,900,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and is managed by Neogen Europe, reporting within the Food Safety segment.

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

On September 1, 2017 the Company acquired the assets of The University of Queensland Animal Genetics Laboratory, an animal genomics laboratory located near Brisbane, Australia. This acquisition is intended to accelerate the growth of the Company’s animal genomics business in Australia and New Zealand. Consideration for the purchase was $2,063,000; $468,000 has been paid in cash with the remainder due in annual installments over the next five years. The preliminary purchase price allocation included inventory of $19,000, equipment of $419,000, long-term liabilities of $1,629,000, intangible assets of $850,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. The new business, renamed GeneSeek Australasia, continues to operate in its current location, reporting within the Animal Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000, which expires on September 30, 2019. There were no advances against the line of credit during fiscal 2017 and there have been none thus far in fiscal 2018; there was no balance outstanding at November 30, 2017. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 2.35% at November 30, 2017). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2017.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin, manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $38,000 to $57,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at November 30, 2017 and May 31, 2017, measured on an undiscounted basis over an estimated period of 15 years; $54,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

The Company has a stock repurchase program, authorized by the Board of Directors in calendar year 2008, to purchase, subject to market conditions, up to 1,500,000 shares of the Company’s common stock. As of November 30, 2017, 1,350,632 shares were available to be repurchased under the program. There were no purchases in fiscal year 2017 and there have been none thus far in fiscal 2018.

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

The Company adopted ASU No. 2016-09 related to share-based compensation on June 1, 2017. There have been no other material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Executive Overview

Revenues for the Company for the second quarter ended November 30, 2017 were $101.8 million, an increase of 12%, or $11.1 million, compared to revenues of $90.7 million for the same period in the prior year. For the year to date period, revenues were $197.1 million, an increase of 13%, or $22.7 million, compared to revenues of $174.4 million in the first six months of fiscal 2017. Net income attributable to Neogen for the second quarter of fiscal 2018 increased 53% to $17.1 million, compared to $11.2 million in the second quarter of the prior fiscal year. Adjusted for a 4-for-3 stock split effective December 29, 2017, earnings per share in the current year second quarter were $0.33 compared to $0.22 per share in the prior year. Net earnings were favorably impacted by excess tax benefits related to stock option exercises totaling $3.4 million for the quarter. For the first six months of the current fiscal year, net income attributable to Neogen increased 38% to $29.0 million, or $0.56 per fully diluted share, compared to $21.0 million, or $0.41, in the same period in fiscal 2017. Net earnings were favorably impacted by excess tax benefits related to stock option exercises totaling $3.8 million for the year to date period.

For the three month period ended November 30, 2017, Food Safety segment revenues increased 21% and Animal Safety segment revenues increased 5%, each compared to the same period in the prior year. For the quarter, the overall organic sales increase was 6%; organic growth in the Food Safety and Animal Safety segments was 9% and 4%, respectively. The acquisitions of Quat-Chem and Rogama, both in December 2016, and GeneSeek Australasia, in September 2017, contributed $5.3 million to the overall revenue growth in the second quarter. Overall organic sales increased 8% for the year to date period; the organic increases were 9% for the Food Safety segment and 7% for the Animal Safety segment. The previously discussed acquisitions contributed $9.5 million to the overall sales increase for the six month period.

International sales were $38.6 million in the second quarter, an increase of 24% compared to the prior year. Expressed as a percentage of sales, international sales were 37.9% compared to 34.4% in the second quarter of the prior year. For the six month period, international sales were $73.1 million, an increase of 21%; international sales were 37.1% of total sales in the current year to date period and 34.6% in the prior year. For each comparative period, international revenue increases were the result of the acquisitions of Quat-Chem (England), Rogama (Brazil) and GeneSeek Australasia (Australia), and to a lesser extent, revenue increases at previously existing Company locations. Currency translation had a positive effect on international revenues of approximately $900,000 in the second quarter as the pound, euro, real and peso strengthened against the dollar; for the year to date period, the positive impact was $800,000.

Neogen Europe sales increased 15% in U.S. dollars in the second quarter compared to the prior year; for the six month period, sales increased 8%. For the quarter, a 44% increase in genomics revenues offset lower mycotoxin sales, as last year’s deoxynivalenol (DON) outbreak in corn crops in western Europe, primarily France and Germany, did not repeat in the current year; for the year to date period, genomics sales increased 31% and helped to offset lower DON sales. Sales at Lab M, the Company’s subsidiary in England, increased 22% in the second quarter and rose 27% for the six month period, as its culture media products were integrated into Neogen’s global sales and marketing efforts.

Neogen Latinoamerica recorded a sales increase of 36% in the second quarter, despite termination of a distribution agreement for cleaner and disinfectant products which occurred earlier in the calendar year. Food Safety products increased 25% and Animal Safety products increased 20%, with broad-based gains recorded in both categories. Additionally, genomics had a significant increase in the current quarter, as a large research project conducted for the beef industry was completed during this period. For the year to date period, sales increased 18% with increases in genomics and Food Safety products offsetting a $700,000 decrease in sales of agricultural cleaners and disinfectants, resulting from the terminated distribution agreement. Neogen do Brasil revenues increased 22% in the quarter and 30% for the year; for both periods, increased sales of mycotoxin and dairy drug residue test kits offset a decrease in forensic test kit sales resulting from increased competition and customer losses caused by conversion to different testing methods. Neogen China sales increased 23% in the second quarter and 17% for the year to date period, each compared to the same periods in the prior year, led by increased sales of the Company’s Acumedia and Lab M brands of culture media, allergen test kits and genomics services. Revenues for Neogen India rose 48% for the quarter and 38% for the year to date, each off a small base, on higher sales of Animal Safety products for each period and stronger Food Safety kit sales for the year to date period.

Service revenue was $16.2 million in the quarter ended November 30, 2017, an increase of $2.5 million, or 18%, compared to $13.8 million in the second quarter of the prior year. For the year to date period, service revenue increased $5.8 million, or 23%, to $30.9 million, compared to the prior year. The growth, for both the quarter and year to date periods, was led by increases in sales to the global cattle and companion animal markets, increased testing volumes with a large poultry customer, and to a lesser extent, revenues from the acquisition of GeneSeek Australasia, in September 2017.

Revenues

	Three Months ended November 30,
	2017	2016	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,989	$19,030	$(41)	(0)%
Bacterial & General Sanitation	9,324	8,429	895	11%
Dehydrated Culture Media & Other	11,395	9,864	1,531	16%
Rodenticides, Insecticides & Disinfectants	6,126	1,052	5,074	482%
Genomics Services	3,726	2,586	1,140	44%

	$49,560	$40,961	$8,599	21%
Animal Safety
Life Sciences	$2,394	$2,674	$(280)	(10)%
Veterinary Instruments & Disposables	11,687	9,649	2,038	21%
Animal Care & Other	8,742	8,268	474	6%
Rodenticides, Insecticides & Disinfectants	18,046	19,004	(958)	(5)%
Genomics Services	11,388	10,161	1,227	12%

	$52,257	$49,756	$2,501	5%

Total Revenues	$101,817	$90,717	$11,100	12%

	Six Months ended November 30,
	2017	2016	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$38,153	$36,637	$1,516	4%
Bacterial & General Sanitation	18,443	16,992	1,451	9%
Dehydrated Culture Media & Other	21,971	19,408	2,563	13%
Rodenticides, Insecticides & Disinfectants	10,817	2,049	8,768	428%
Genomics Services	6,911	5,032	1,879	37%

	$96,295	$80,118	$16,177	20%
Animal Safety
Life Sciences	$4,820	$4,929	$(109)	(2)%
Veterinary Instruments & Disposables	22,174	19,281	2,893	15%
Animal Care & Other	16,521	15,252	1,269	8%
Rodenticides, Insecticides & Disinfectants	35,638	36,685	(1,047)	(3)%
Genomics Services	21,625	18,097	3,528	19%

	$100,778	$94,244	$6,534	7%

Total Revenues	$197,073	$174,362	$22,711	13%

The Company’s Food Safety segment revenues were $49.6 million in the quarter ended November 30, 2017, an increase of 21% compared to the same period in the prior year. For the six month period, Food Safety revenues increased 20% to $96.3 million. Organic growth for the segment was 9% for both the quarter and year to date periods, with the acquisitions of Quat-Chem and Rogama, each occurring in December 2016, contributing the remainder of the growth.

Natural Toxins, Allergens & Drug Residues sales were flat in the second quarter; revenues for the year to date period increased 4%. Sales of drug residue test kits, primarily used to detect the presence of antibiotics in raw milk, increased 18% in the second quarter as new products gained traction, particularly in international markets; for the year to date, dairy drug residue test kit revenues rose 9%. Allergen test kit sales rose 9% in the quarter and 13% for the six month period, as continued product recalls relating to allergenic contamination of food continued to expand the market. Sales of test kits to detect the presence of natural toxins in grain crops decreased 11%; aflatoxin test kit sales increased 13% due to moderate outbreaks in U.S. and Brazilian corn crops while sales of deoxynivalenol (DON) decreased 34% as prior year outbreaks of DON in corn crops in the U.S., Canada and Europe did not recur in the current year. For the year to date, sales of natural toxin test kits decreased 2%.

Bacterial & General Sanitation sales rose 11% and 9%, for the three and six month periods ended November 30, 2017, respectively. Within this category, the Company’s AccuPoint sanitation monitoring product line increased 23% for the quarter and 19% for the year to date, on sales strength in both reader equipment and consumable samplers. Sales of test kits to detect pathogens increased 14% in the second quarter, led by strength in Listeria products, including the Company’s new Listeria Right Now test kit that launched earlier in the fiscal year; pathogen sales increased 10% on a year to date basis. Revenues for the Company’s consumable product lines to detect spoilage organisms in processed foods increased 8% and 5% for the quarter and year to date periods, respectively. Dehydrated Culture Media & Other sales increased 16% in the quarter ended November 30, 2017, led by a 26% increase of worldwide Lab M sales and an 18% increase in the Company’s line of Acumedia dehydrated culture media. Year to date, sales in this category increased 13%.

Rodenticides, Insecticides & Disinfectants products sold through the Company’s Food Safety operations recorded revenues of $6.1 million for the quarter compared to $1.1 million in last year’s second quarter; for the six month period, sales were $10.8 million compared to $2.0 million in the prior year. The increase was the result of revenues generated by Rogama and Quat-Chem, acquisitions completed in the second half of the 2017 fiscal year. The increase was partially offset by termination of a distribution agreement in January 2017, which resulted in a decline in sales for those distributed products of $283,000 in the second quarter and $716,000 for the year to date. Genomics Services revenue recorded in the Food Safety segment increased 44% and 37% for the three and six month periods, respectively, due primarily to growth of these services in Europe and Mexico.

Sales for the Company’s Animal Safety segment were $52.3 million in the second quarter, an increase of 5% over the same quarter a year ago. Revenues for the six month period increased 7% to $100.8 million compared to $94.2 million in the prior year. Organic growth in this segment was 4% and 7% in the three and six month periods, respectively; the GeneSeek Australasia acquisition in September 2017 contributed the remainder of the growth. Sales of Life Sciences products decreased 10% in the second quarter and 2% for the year to date period; the decrease in the second quarter is due to order timing of forensic test kits from a domestic commercial lab and increased competition.

Veterinary Instruments & Disposables revenues increased 21% in the three months ended November 30, 2017, compared to the same period in the prior year; year to date sales in this category rose by 15%. For both periods, the increase is primarily the result of strength in detectable needles, syringes and animal marking products. Animal Care & Other sales increased 6% in the second quarter and rose 8% in the six month period due to market share gains of vitamin injectables and increased sales of vaccines to a large distributor; additionally, last year’s results included sales credits totaling $1.1 million in the first quarter as the Company removed its popular canine thyroid replacement product from its distribution channels, after the FDA approved a new drug application for a competitive product.

Rodenticides, Insecticides & Disinfectant sales decreased 5% in the quarter and 3% for the year to date period, as the termination of a distribution agreement with a manufacturer of cleaners and disinfectants in January 2017 resulted in lost sales of $1.6 million in the second quarter of the current fiscal year and $2.5 million for the year to date period. These losses were offset by a 14% increase in rodenticide sales in the second quarter as the Company gained incremental business with several large customers; year to date sales rose by 9%. Genomics services revenues reported through the Animal Safety segment increased 12% in the quarter ended November 30, 2017 and 19% for the year to date period. Sales to the beef and dairy cattle, poultry and companion animal markets continued to experience strong growth, the result of focused sales and marketing efforts in these areas.

Gross Margin

Gross margin was 48.4% in the second quarter of fiscal 2018 compared to 48.1% in the same quarter a year ago. Gross margins were positively impacted by improved cost inputs at the Company’s genomics operations; this improvement was somewhat offset by mix changes resulting from the three most recent acquisitions (Quat-Chem, Rogama, and GeneSeek Australasia), all of which have gross margins that are lower than the historical average for the Company. Gross margin for the six month period ended November 30, 2017 was 48.3% compared to 48.2% in the same period of the prior year.

Operating Expenses

Operating expenses were $31.3 million in the second quarter, compared to $26.7 million in the same quarter of the prior year, an increase of $4.6 million, or 17%. Sales and marketing expense increased $2.1 million, or 14%, primarily due to increases in salaries and related personnel costs and shipping expense, which was consistent with the increase in revenues. Approximately $620,000 of the increase is due to the three most recent acquisitions. General and administrative expense increased $2.2 million, or 27%, in the second quarter; recent acquisitions contributed approximately $715,000 of incremental expense, including the amortization of acquired intangible assets. Additional increases were for salaries and investment in information technology, primarily from depreciation of equipment and outside contracted services. Research and development expense increased 7% in the second quarter, primarily from increases in personnel related expenses and outside contracted services related to new product development. For the year to date, research and development expenses increased 11%. Operating expenses for the six month period were $60.7 million, an increase of 16% over the same period last fiscal year. The recent acquisitions accounted for $2.6 million of the increase.

Operating Income

Operating income was $18.0 million in the second quarter, an increase of $1.1 million, or 7%, compared to operating income of $16.9 million in the prior year. Expressed as a percentage of revenue, operating income was 17.7% compared to 18.6% in last year’s second quarter. The decline in operating margin percentage was due to the overall percentage increase in operating expenses, offset somewhat by higher gross margins. For the six month period, operating income was $34.4 million, an increase of $2.8 million, or 9%, compared to operating income of $31.6 million in the prior year. Expressed as a percentage of revenue, year to date operating income was 17.5% of sales compared to 18.1% in the prior year.

Other Income and Income Tax

Other income in the second quarter of fiscal 2018 was $1.1 million compared to a loss of $80,000 in the second quarter of the prior year. Components of other income in this year’s second quarter included $497,000 of currency gains, $429,000 of interest income and $75,000 of royalty income. Last year’s fiscal second quarter included currency losses of $424,000, partially offset by interest income of $296,000 and $22,000 of royalty income. For the year to date period, other income was $1.9 million, primarily comprised of $962,000 of currency gains, $798,000 of interest income and $75,000 of royalty income. For the same period in fiscal 2017, other income was $412,000, which included interest income of $420,000 and royalty income of $67,000, partially offset by currency losses of $178,000.

Income tax expense in the second quarter was $1.9 million, an effective tax rate of 10%, compared to prior year second quarter expense of $5.6 million, an effective tax rate of 33%. The current fiscal year second quarter includes a credit of $3.4 million resulting from excess tax benefits from the exercise of stock options due to the adoption of ASU 2016-09; refer to Note 6 of the Company’s Consolidated Financial Statements for further information. Also in the second quarter, an IRS examination of the Company’s federal income tax returns for fiscal years 2014, 2015 and 2016 was concluded. As a result of the favorable outcome of the audit, the Company reversed a total of $816,000 from its reserve for uncertain tax positions, which had originally been accrued in prior fiscal years, with a corresponding credit to federal income tax expense. For the first six months of fiscal 2018, income tax expense was $7.2 million compared to $10.9 million in the prior year; the year to date effective tax rate was 20%, compared to an effective tax rate of 34% in the prior fiscal year. For the year to date period, the Company recorded a total credit of $3.8 million to federal income tax expense for excess tax benefits from the exercise of stock options, due to the adoption of ASU 2016-09.

Net Income

Net income attributable to Neogen increased 53% from $11.2 million to $17.1 million for the three month period ended November 30, 2017. For the year to date period, net income was $29.0 million, a 38% increase over prior year net income of $21.0 million.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $175.8 million at November 30, 2017 compared to $143.6 million at May 31, 2017. Approximately $27.4 million was generated from operations during the first six months of fiscal 2018. Net cash proceeds of $16.4 million were realized from the exercise of stock options and issuance of shares under the Company’s employee stock purchase plan during the same period. The Company spent $10.4 million for property, equipment and other non-current assets during the first six months of fiscal 2018.

Accounts receivable balances were $74.9 million at November 30, 2017, an increase of $6.3 million, or 9%, compared to $68.6 million at May 31, 2017. Days sales outstanding, a measurement of the time it takes to collect receivables, were 62 days at November 30, 2017 compared to 60 days at May 31, 2017. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Net inventory balances were $73.7 million at November 30, 2017, compared to $73.1 million at May 31, 2017. The Company actively monitors its inventory, and balances the need for adequate product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. Formal programs have been instituted in fiscal 2018 to improve inventory turnover.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at November 30, 2017, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at November 30, 2017) and short-term investments.

Foreign exchange risk exposure arises because the Company markets and sells its products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Brazilian real, the Mexican peso, the Chinese yuan, and to a lesser extent, the Indian rupee, the Canadian dollar, and the Australian dollar. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company enters into forward contracts to help mitigate the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, England, Brazil, Mexico, China, India, Canada, and Australia where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Chinese yuan, Indian rupee, Canadian dollar, and Australian dollar respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be primarily long-term.

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2017 was carried out under the supervision and with the participation of the Company’s management, including the Executive Chairman and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on its future results of operations or financial position.

Item 6.	Exhibits

(a) Exhibit Index

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 5, 2018

/s/ James L. Herbert
James L. Herbert
Executive Chairman
(Principal Executive Officer)

Dated: January 5, 2018

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)