Form 10-Q
period 2018-02-28
NEOGEN CORP
filed 2018-03-29
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018.

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

As of February 28, 2018, there were 51,583,085 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	February 28, 2018	May 31, 2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$82,066	$77,567
Marketable securities (at fair value, which approximates cost)	110,089	66,068
Accounts receivable, less allowance of $1,750 and $2,000	73,209	68,576
Inventories, net	77,506	73,144
Prepaid expenses and other current assets	9,334	7,606

Total Current Assets	352,204	292,961
Property and Equipment, net	72,514	61,748
Other Assets
Goodwill	99,478	104,759
Other non-amortizable intangible assets	15,011	14,323
Customer-based intangibles, net of accumulated amortization of $23,846 and $20,846 at February 28, 2018 and May 31, 2017	33,518	35,983
Other non-current assets, net of accumulated amortization of $11,893 and $9,931 at February 28, 2018 and May 31, 2017	22,876	18,635

Total Assets	$595,601	$528,409

Liabilities and Equity
Current Liabilities
Accounts payable	$19,654	$16,244
Accrued compensation	5,469	5,002
Income taxes	960	936
Other accruals	11,210	13,820

Total Current Liabilities	37,293	36,002
Deferred Income Taxes	11,400	17,048
Non-Current Liabilities	4,973	3,602

Total Liabilities	53,666	56,652
Commitments and Contingencies (note 9)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 51,583,085 and 50,932,489 shares issued and outstanding at February 28, 2018 and May 31, 2017, respectively	8,253	8,149
Additional paid-in capital	197,246	174,742
Accumulated other comprehensive loss	(5,303)	(7,203)
Retained earnings	341,459	295,926

Total Neogen Corporation Stockholders’ Equity	541,655	471,614
Non-controlling interest	280	143

Total Equity	541,935	471,757

Total Liabilities and Equity	$595,601	$528,409

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Revenues
Product revenues	$78,142	$73,964	$244,298	$223,170
Service revenues	17,750	14,421	48,667	39,577

Total Revenues	95,892	88,385	292,965	262,747
Cost of Revenues
Cost of product revenues	40,352	38,816	124,785	113,241
Cost of service revenues	10,019	8,689	27,517	24,556

Total Cost of Revenues	50,371	47,505	152,302	137,797

Gross Margin	45,521	40,880	140,663	124,950

Operating Expenses
Sales and marketing	17,492	15,340	52,331	45,824
General and administrative	9,280	8,548	29,096	25,094
Research and development	2,836	2,641	8,901	8,087

Total Operating Expenses	29,608	26,529	90,328	79,005

Operating Income	15,913	14,351	50,335	45,945

Other Income
Interest income	524	271	1,322	690
Other income	844	1,105	1,913	1,098

Total Other Income	1,368	1,376	3,235	1,788

Income Before Taxes	17,281	15,727	53,570	47,733
Provision for Income Taxes	700	5,350	7,900	16,250

Net Income	16,581	10,377	45,670	31,483
Net (Income)/Loss Attributable to Non-Controlling Interest	5	(90)	(70)	(163)

Net Income Attributable to Neogen	$16,586	$10,287	$45,600	$31,320

Net Income Attributable to Neogen Per Share
Basic	$0.32	$0.20	$0.89	$0.62

Diluted	$0.32	$0.20	$0.88	$0.61

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Net Income	$16,581	$10,377	$45,670	$31,483

Other comprehensive income (loss), net of tax: currency translation adjustments	1,163	441	1,900	(3,743)

Comprehensive income	17,744	10,818	47,570	27,740
Comprehensive loss (income) attributable to non-controlling interest	5	(90)	(70)	(163)

Comprehensive income attributable to Neogen	$17,749	$10,728	$47,500	$27,577

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
Balance, May 31, 2017	50,932	$8,149	$174,742	$(7,203)	$295,926	$143	$471,757
Issuance of shares under share-based compensation plan	631	101	21,456				21,557
Issuance of shares under employee stock purchase plan	20	3	1,048				1,051
Conversion of minority interest to retained earnings					(67)	67	—
Net income for the nine months ended February 28, 2018					45,600	70	45,670
Other comprehensive income				1,900			1,900

Balance February 28, 2018	51,583	$8,253	$197,246	$(5,303)	$341,459	$280	$541,935

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	February 28,
	2018	2017
Cash Flows From Operating Activities
Net Income	$45,670	$31,483
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	12,682	10,691
Share-based compensation	3,692	3,932
Excess income tax benefit from the exercise of stock options (see note 5)	—	(3,671)
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,013)	5,916
Inventories	(3,859)	(9,460)
Prepaid expenses and other current assets	(7,316)	717
Accounts payable, accruals and other changes	(280)	5,580

Net Cash Provided By Operating Activities	46,576	45,188

Cash Flows Used In Investing Activities
Purchases of property, equipment and other non-current intangible assets	(16,297)	(13,002)
Proceeds from the sale of marketable securities	211,327	102,957
Purchases of marketable securities	(255,348)	(115,117)
Business acquisitions, net of cash acquired	(468)	(34,027)

Net Cash Used In Investing Activities	(60,786)	(59,189)

Cash Flows From Financing Activities
Exercise of stock options	18,916	15,844
Excess income tax benefit from the exercise of stock options	—	3,671

Net Cash Provided By Financing Activities	18,916	19,515

Effect of Exchange Rates on Cash	(207)	(888)

Net Increase In Cash and Cash Equivalents	4,499	4,626
Cash And Cash Equivalents At Beginning Of Period	77,567	55,257

Cash And Cash Equivalents At End Of Period	$82,066	$59,883

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended February 28, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2018. For more complete financial information, these consolidated financial statements should be read in conjunction with the May 31, 2017 audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. The components of inventories follow:

	February 28, 2018	May 31, 2017
	(in thousands)
Raw materials	$35,774	$33,190
Work-in-process	6,231	4,831
Finished and purchased goods	35,501	35,123

	$77,506	$73,144

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$16,586	$10,287	$45,600	$31,320
Denominator for basic net income per share:
Weighted average shares	51,537	50,746	51,253	50,438
Effect of dilutive stock options	700	633	761	723

Denominator for diluted net income per share	52,237	51,379	52,014	51,161

Net income attributable to Neogen per share:
Basic	$0.32	$0.20	$0.89	$0.62

Diluted	$0.32	$0.20	$0.88	$0.61

The Board of Directors declared a 4 for 3 stock split effective December 29, 2017. All share and per share amounts in this Form 10-Q reflect amounts as if the split took place at the beginning of the periods presented.

4. SEGMENT INFORMATION

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, cleaners, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

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

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended February 28, 2018
Product revenues to external customers	$42,618	$35,524	$—	$78,142
Service revenues to external customers	5,027	12,723	—	17,750

Total revenues to external customers	47,645	48,247	—	95,892
Operating income (loss)	8,258	8,493	(838)	15,913
Total assets	188,075	215,371	192,155	595,601

As of and for the three months ended February 28, 2017
Product revenues to external customers	$39,318	$34,646	$—	$73,964
Service revenues to external customers	3,631	10,790	—	14,421

Total revenues to external customers	42,949	45,436	—	88,385
Operating income (loss)	7,403	7,743	(795)	14,351
Total assets	183,419	215,243	108,636	507,298

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
For the nine months ended February 28, 2018
Product revenues to external customers	$129,621	$114,677	$—	$244,298
Service revenues to external customers	14,319	34,348	—	48,667

Total revenues to external customers	143,940	149,025	—	292,965
Operating income (loss)	25,704	27,691	(3,060)	50,335

For the nine months ended February 28, 2017
Product revenues to external customers	$112,592	$110,578	$—	$223,170
Service revenues to external customers	10,475	29,102	—	39,577

Total revenues to external customers	123,067	139,680	—	262,747
Operating income (loss)	24,286	24,616	(2,957)	45,945

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the

Company under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the nine months ended February 28, 2018 follows:

		Weighted-
		Average
	Shares	Exercise Price
	(in thousands)
Options outstanding June 1, 2017	2,708	$32.88
Granted	819	59.26
Exercised	(668)	28.23
Forfeited	(144)	37.31

Options outstanding February 28, 2018	2,715	41.75

During the three and nine month periods ended February 28, 2018 and 2017, the Company recorded $1,026,000 and $1,198,000 and $3,692,000 and $3,932,000, respectively, of compensation expense related to its share-based awards. On June 1, 2017, the Company adopted ASU No. 2016-09, which simplifies the accounting for share-based payments to employees. The guidance requires the recognition of the income effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for a policy election to account for forfeitures as they occur, rather than on an estimated basis, and requires that excess tax benefits be classified as an operating activity on the Statement of Cash Flows. The adoption of this ASU increased income tax expense by $331,000 for the three months ended February 28, 2018 as the reduction in the corporate tax rate from the tax reform enacted in December 2017 resulted in a partial reversal of tax benefit previously recorded at the higher corporate rate in the first and second quarters of the current fiscal year; year to date, income tax expense decreased by $3,463,000 as a result of adoption of the ASU.

The weighted-average fair value per share of stock options granted during fiscal 2018 and fiscal 2017, estimated on the date of grant using the Black-Scholes option pricing model, was $14.44 and $11.84, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	FY 2018	FY 2017
Risk-free interest rate	1.6%	1.2%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	27.7%	35.2%
Expected option life	4.0 years	4.0 years

The Company has an employee stock purchase plan that provides for employee stock purchases at a 5% discount to market price. The discount is recorded in administrative expense as of the date of purchase.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10— Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance permits two methods of adoption: a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company has formed an internal team to implement the new standard. This team has identified all revenue streams at each significant subsidiary and is currently reviewing contracts to evaluate the potential impact of adopting the new standard on the Company’s revenue recognition policies, procedures and control framework and ultimately on the Company’s consolidated financial statements and related disclosures. The Company will adopt this ASU on June 1, 2018 using the modified retrospective approach.

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

In March 2016, the FASB issued ASU No. 2016-09 — Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this standard effective June 1, 2017. Adoption of this ASU increased income tax expense by $331,000 for the three months ended February 28, 2018 as the reduction in the corporate tax rate from the tax reform enacted in December 2017 resulted in a partial reversal of tax benefit previously recorded at the higher corporate rate in the first and second quarters of the current fiscal year; year to date, income tax expense decreased by $3,463,000 as a result of adoption of the ASU.

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

On December 1, 2016, the Company acquired the stock of Quat-Chem Ltd., a chemical company that manufactures biosecurity products, based in Rochdale, England. Consideration for the purchase was $21,606,000 in cash and up to $3,778,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $4,684,000, inventory of $1,243,000, land, property and equipment of $2,526,000, accounts payable of $2,197,000, deferred tax liability of $1,133,000, contingent consideration accrual of $1,058,000, other current liabilities of $604,000, non-amortizable intangible assets of $1,889,000, intangible assets of $6,900,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. In January 2018, the Company paid the former owners $249,000 in contingent consideration based on the achievement of sales targets in the first year, and recorded a credit of $255,000 to other income, reducing the contingent consideration accrual by a corresponding amount; $554,000 remains accrued for contingent consideration payable at the end of the second year. This business continues to operate in its current location and is managed by Neogen Europe, reporting within the Food Safety segment.

On December 27, 2016, the Company acquired the stock of Rogama Industria e Comercio, Ltda., a company that develops and manufactures rodenticides and insecticides, based near Sao Paulo, Brazil. Consideration for the purchase was $12,428,000 in cash and up to $2,069,000 of contingent consideration, due at the end of each of the first two years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,866,000, other non-current assets of $26,000, inventory of $960,000, land, property and equipment of $4,734,000, current liabilities of $2,562,000, contingent consideration accrual of $213,000, non-current deferred tax liability of $1,307,000, non-amortizable intangible assets of $870,000, intangible assets of $5,112,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. This business continues to operate in its current location and is managed by Neogen do Brasil, reporting within the Food Safety segment.

On September 1, 2017, the Company acquired the assets of The University of Queensland Animal Genetics Laboratory, an animal genomics laboratory located near Brisbane, Australia. This acquisition is intended to accelerate the growth of the Company’s animal genomics business in Australia and New Zealand. Consideration for the purchase was $2,063,000; $468,000 has been paid in cash with the remainder due in annual installments over the next five years. The preliminary purchase price allocation included inventory of $19,000, equipment of $419,000, non-current liabilities of $1,629,000, intangible assets of $850,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. The new business, renamed Neogen Australasia, continues to operate in its current location, reporting within the Animal Safety segment.

8. LONG TERM DEBT

The Company has a financing agreement with a bank providing for an unsecured revolving line of credit of $15,000,000, which expires on September 30, 2019. There were no advances against the line of credit during fiscal year 2017 and there have been none thus far in fiscal year 2018; there was no balance outstanding at February 28, 2018. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 2.82% at February 28, 2018). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2018.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin, manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $38,000 to $57,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at February 28, 2018 and May 31, 2017, measured on an undiscounted basis over an estimated period of 15 years; $54,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

10. STOCK PURCHASE

The Company has a stock repurchase program, authorized by the Board of Directors in calendar year 2008, to purchase, subject to market conditions, up to 1,500,000 shares of the Company’s common stock. As of February 28, 2018, 1,350,632 shares were available to be repurchased under the program. There were no purchases in fiscal year 2017 and there have been none thus far in fiscal year 2018.

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

The Company adopted ASU No. 2016-09 related to share-based compensation on June 1, 2017. (See Note 5 Equity Compensation Plans for further discussion).

On December 22, 2017, the Tax Cuts and Jobs Act, (“the Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax for the fiscal year ending May 31, 2018 using a blended Federal Tax Rate of 29.2%.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

As of February 28, 2018, the Company was able to determine a reasonable estimate for certain effects of tax reform and recorded that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and liabilities resulted in a $5.6 million discrete tax benefit. In addition, the Company was required to estimate its cumulative unrepatriated foreign earnings and profits and calculate estimated tax owed on those earnings and profits; this tax was provisionally estimated at $2.7 million. The provisional remeasurement and repatriation amounts are anticipated to change as more data becomes available allowing more accurate computations of the amounts.

There have been no other material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Executive Overview

Revenues for the Company for the third quarter ended February 28, 2018 were $95.9 million, an increase of 8%, or $7.5 million, compared to revenues of $88.4 million for the same period in the prior year. For the year to date period, revenues were $293.0 million, an increase of 12%, or $30.3 million, compared to revenues of $262.7 million in the first nine months of fiscal year 2017. Net income attributable to Neogen for the third quarter of fiscal 2018 increased 61% to $16.6 million, compared to $10.3 million in the third quarter of fiscal year 2017. Earnings per share for the third quarter of fiscal 2018 were $0.32 compared to $0.20 per share in the same period a year ago. Net earnings for the third quarter were favorably impacted by adjustments resulting from tax reform legislation enacted in December 2017. For the first nine months of the current fiscal year, net income attributable to Neogen increased 46% to $45.6 million, or $0.88 per fully diluted share, compared to $31.3 million, or $0.61, for the same period in the prior fiscal year. For the year to date period, net earnings were favorably impacted by tax reform, excess tax benefits from stock option exercises, and the favorable conclusion of an IRS audit.

Food Safety segment revenues increased 11% and Animal Safety segment revenues increased 6% for the three month period ended February 28, 2018, each compared to the same period in the prior year. For the quarter, the overall organic sales increase was 7%; organic growth in the Food Safety and Animal Safety segments was 9% and 5%, respectively. The acquisitions of Rogama, purchased in mid-December 2016, and Neogen Australasia, in September 2017, contributed $1.6 million to the overall revenue growth in the third quarter. Food Safety segment revenues increased 17% and Animal Safety segment revenues increased 7% for the year to date period. Overall organic sales increased 7% for the year to date period; the organic increases were 9% for the Food Safety segment and 6% for the Animal Safety segment. The previously discussed acquisitions, and Quat-Chem, purchased on December 1, 2016, contributed $11.1 million to the overall sales increase for the nine month period.

International sales were $37.4 million in the third quarter of fiscal 2018, an increase of 17% compared to the same period in the prior year. Expressed as a percentage of sales, international sales were 39.0% in the quarter, compared to 36.3% in the third quarter a year ago. For the year to date, international sales were $110.5 million, an increase of 20%; international sales were 37.7% of total sales in the current year to date period and 35.1% in the prior year. For each comparative period, international revenue increases were the result of the acquisitions of Quat-Chem (England), Rogama (Brazil) and Neogen Australasia (Australia), and to a lesser extent, revenue increases at existing Company locations. Currency translation had a positive effect on international revenues of approximately $1.9 million in the third quarter of fiscal 2018 as the pound, euro, and peso were stronger on average against the dollar than the same period a year ago; for the year to date period, the positive revenue impact was $2.5 million.

Revenues at Neogen Europe increased 16% in U.S. dollars in the third quarter compared to the same period in the prior year; for the nine month period, sales rose 10%. For the quarter, a 39% increase in genomics revenues offset lower mycotoxin test kit sales, as last year’s deoxynivalenol (DON) outbreak in corn crops in western Europe did not repeat in the current year. For the year to date period, genomics sales increased 34% and helped to offset lower DON test kit sales. Sales at Lab M, the Company’s subsidiary in England, increased 20% in the third quarter and 25% for the nine month period, as its culture media products continued to be integrated into Neogen’s global sales and marketing channels. Neogen Latinoamerica recorded a sales increase of 19% in the third quarter; Food Safety products increased 21% and Animal Safety products increased 17%, with broad-based gains recorded in both categories. For the year to date, revenues rose 18%, with Food Safety products and increases in genomics services providing the majority of the increase. Revenues at Neogen do Brasil declined 2% in the year’s third quarter, as a decrease in forensic test kit sales resulting from increased competition and customer losses caused by conversion to different testing methods more than offset increased sales of mycotoxin and dairy drug residue test kits. For the year to date, revenues increased 18%. Neogen China sales increased 28% in the third quarter and 21% for the year to date period, each compared to the same periods in the prior year; for each period, increases were driven by strength in genomics services and animal safety products. Revenues for Neogen India declined 37% for the quarter, as a large cleaner and disinfectant order in the prior year’s third quarter did not repeat; for the year to date, revenues were flat, as higher sales of Food Safety products and testing services were almost entirely offset by the cleaner and disinfectant revenue from last year’s third quarter which did not repeat this year.

Service revenue was $17.8 million in the quarter ended February 28, 2018, an increase of $3.4 million, or 24%, compared to $14.4 million in the third quarter of the prior year. For the year to date period, service revenue was $48.7 million, an increase of $9.1 million, or 23%, compared to $39.6 million in the prior year. The growth, for both the quarter and year to date periods, was led by increases in sales to the global cattle and companion animal markets, increased testing volumes with a large poultry customer and, to a lesser extent, revenues from the acquisition of Neogen Australasia, in September 2017.

Revenues

	Three Months ended February 28,
			Increase/
	2018	2017	(Decrease)%
		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$16,807	$16,453	$354	2%
Bacterial & General Sanitation	8,992	8,348	644	8%
Dehydrated Culture Media & Other	10,511	10,383	128	1%
Rodenticides, Insecticides & Disinfectants	7,359	5,040	2,319	46%
Genomics Services	3,976	2,725	1,251	46%

	$47,645	$42,949	$4,696	11%
Animal Safety
Life Sciences	$2,769	$2,332	$437	19%
Veterinary Instruments & Disposables	10,630	10,000	630	6%
Animal Care & Other	7,535	6,311	1,224	19%
Rodenticides, Insecticides & Disinfectants	14,590	16,111	(1,521)	(9)%
Genomics Services	12,723	10,682	2,041	19%

	$48,247	$45,436	$2,811	6%

Total Revenues	$95,892	$88,385	$7,507	8%

	Nine Months ended February 28,
			Increase/
	2018	2017	(Decrease)%
		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$54,960	$53,090	$1,870	4%
Bacterial & General Sanitation	27,435	25,340	2,095	8%
Dehydrated Culture Media & Other	32,483	29,792	2,691	9%
Rodenticides, Insecticides & Disinfectants	18,175	7,088	11,087	156%
Genomics Services	10,887	7,757	3,130	40%

	$143,940	$123,067	$20,873	17%
Animal Safety
Life Sciences	$7,589	$7,261	$328	5%
Veterinary Instruments & Disposables	32,804	29,281	3,523	12%
Animal Care & Other	24,056	21,563	2,493	12%
Rodenticides, Insecticides & Disinfectants	50,228	52,796	(2,568)	(5)%
Genomics Services	34,348	28,779	5,569	19%

	$149,025	$139,680	$9,345	7%

Total Revenues	$292,965	$262,747	$30,218	12%

The Company’s Food Safety segment revenues were $47.6 million in the quarter ended February 28, 2018, an increase of 11% compared to the same period in the prior year. For the nine month period, Food Safety revenues increased 17% to $143.9 million. Organic growth for the segment was 9% for both the quarter and year to date periods, with the acquisition of Rogama, occurring on December 21, 2016, contributing the remainder of the growth.

Natural Toxins, Allergens & Drug Residues sales increased 2% in the third quarter; revenues for the year to date period increased 4%. Sales of dairy drug residue kits, used to detect the presence of antibiotics in raw milk, increased 29% in the third quarter as new products continued to gain share, particularly in international markets; for the year to date period, dairy drug residue test kit revenues rose 15%. Allergen test kit sales increased 14% and 13% in the three and nine month periods ended February 28, 2018, respectively, as product recalls relating to allergenic contamination of food continued to expand the market. Sales of test kits to detect the presence of natural toxins in grain crops decreased 17% in the third quarter. An 11% increase in aflatoxin test kit sales, due to moderate outbreaks in U.S. and Brazilian corn crops, was offset by a 41% decrease in sales of deoxynivalenol (DON) test kits, as prior year outbreaks of DON in corn crops in the U.S., Canada and Europe did not recur in the current year. For the year to date period, sales of natural toxin test kits decreased 7%.

Bacterial & General Sanitation sales increased 8% in both the three and nine month periods ended February 28, 2018. Within this category, the Company’s AccuPoint sanitation monitoring product line increased 18% in the third quarter and 19% for the year to date period, on sales strength in both reader equipment and consumable supplies. Sales of test kits to detect pathogens increased 22% in the third quarter, led by strength in Listeria products, including the Company’s new Listeria Right Now test kit that launched earlier in the fiscal year. The Company also benefitted from strong sales of equipment used with the Company’s ANSR line of test kits to detect various pathogens, as the Company gained new customers; overall pathogen revenues increased 14% for the year to date period. Revenues for the Company’s consumable product lines to detect spoilage organisms in processed foods decreased 2% in the current quarter but increased 3% for the nine month period.

Dehydrated Culture Media & Other sales increased 1% in the third quarter. This category includes forensic test kits sold through the Company’s Brazilian subsidiary. Demand for these kits from customers located in Brazil had increased dramatically in the prior year due to a new requirement for drug testing of commercial truck drivers, however, sales of these kits in Brazil have decreased in the current year as a result of increased competition and customer losses caused by conversion to different testing methods. In the third quarter, the Company’s worldwide Lab M sales increased 21% and Acumedia sales increased 6%.

Sales of Rodenticides, Insecticides & Disinfectants products sold through the Company’s Food Safety operations increased 46% in the third quarter; the organic sales increase in this category was 29%. For the nine month period, sales increased $11.1 million; excluding first year sales of the Quat-Chem and Rogama acquisitions, the year to date sales increase was 16%. In the third quarter, the increase was primarily due to Rogama shipping a large order resulting from a government contract; this sale is unlikely to recur in the next 12 months. The increase in sales was partially offset by termination of a distribution agreement in January 2017, which resulted in a decline in sales for those distributed products of $143,000 in the third quarter and $859,000 for the year to date.

Genomics Services revenue recorded in the Food Safety segment increased 46% and 40% for the three and nine month periods, respectively, due primarily to growth of these services in Europe.

Sales for the Company’s Animal Safety segment were $48.2 million in the third quarter, an increase of 6% over the same period a year ago. Revenues for the nine month period increased 7% to $149 million compared to $139.7 million in the prior year. Organic growth in this segment was 5% and 6% in the three and nine month periods, respectively; the Neogen Australasia acquisition in September 2017 contributed the remainder of the growth. Sales of Life Sciences products increased 19% in the third quarter, partially due to order timing, and have risen 5% for the year to date period. The Company has increased volumes of forensic test kits sold to commercial labs in the U.S.

Veterinary Instruments & Disposables revenues increased 6% and 12% for the three and nine month periods, respectively. For both periods, the increase is primarily the result of strength in detectable needles, syringes and animal marking products. Sales of Animal Care & Other products increased 19% in the quarter ended February 28, 2018, compared to the same period in the prior year; the year to date increase was 12%. The increase in the current year is due to market share gains of supplements for companion animals and vitamin injectables, and increased sales of vaccines to a large distributor; additionally, last year’s results included sales credits totaling $1.1 million in the first quarter as the Company removed its canine thyroid product from its distribution channels, after the FDA approved a new drug application for a competitive product.

Rodenticides, Insecticides & Disinfectants sales decreased 9% in the quarter and 5% for the year to date period, as the termination of a distribution agreement with a manufacturer of cleaners and disinfectants in January 2017 resulted in lost sales for those distributed products of $1.4 million in the third quarter of the current fiscal year and $3.9 million for the year to date period. These losses were offset by an 11% increase in rodenticide sales in the third quarter as the Company gained incremental business with several large customers; year to date sales rose by 9%.

Genomics Services increased 19% in both the third quarter and year to date periods, respectively, each compared to the same period in the prior year. The growth for both periods was led by increases in sales to the global cattle and companion animal markets, higher volumes from a large poultry customer and, to a lesser extent, revenues from the acquisition of Neogen Australasia, in September 2017.

Gross Margin

Gross margin was 47.5% in the third quarter of fiscal 2018 compared to 46.3% in the same quarter a year ago. Gross margins for the quarter were positively impacted by lower costs inputs at the Company’s genomics operations and favorable product mix towards higher margin diagnostic and animal care products; this improvement was somewhat offset by lower sales of mycotoxin test kits due to a prior year outbreak of DON in corn crops in the U.S. and western Europe, which did not recur in the current fiscal year. Gross margin for the nine month period ended February 28, 2018 was 48.0% compared to 47.6% in the same period of the prior year. Gross margins for the year to date were positively impacted by improved raw material costs at the Company’s genomics operations and favorable product mix towards higher margin diagnostic and animal care products; this improvement was somewhat offset by mix changes resulting from the three most recent acquisitions (Rogama, Quat-Chem and Neogen Australasia), all of which have gross margins that are lower than the historical average for the Company, and lower sales of mycotoxin test kits due to a prior year outbreak of DON in corn crops in the U.S. and western Europe, which did not recur in the current fiscal year.

Operating Expenses

Operating expenses were $29.6 million in the third quarter, compared to $26.5 million in the same quarter of last fiscal year, an increase of $3.1 million, or 12%. Sales and marketing expenses were $17.5 million, compared to $15.3 million in last year’s third quarter, an increase of 14%, primarily due to increases in salaries and related personnel costs, shipping expense, and higher advertising expenses in support of new product launches. General and administrative expense increased $700,000, or 9%, in the third quarter; increases in amortization of acquired intangible assets, IT consulting, and higher salary expenses were partially offset by lower stock based compensation expense resulting from forfeitures due to employee retirements and reduced legal expenses. In last year’s third quarter, the Company closed on two acquisitions, while there were none in this year’s third quarter. For the year to date period, research and development expense increased 7% in the third quarter to a total of $2.8 million. Increases were due to increases in compensation, higher depreciation resulting from investments in laboratory equipment, and projects relating to product improvements and new product development. For the year to date, research and development expenses increased 10%. Operating expenses for the nine month period were $90.3 million, an increase of $11.3 million, or 14% over the same period last fiscal year. The recent acquisitions accounted for $2.8 million of the increase.

Operating Income

Operating income was $15.9 million in the third quarter, an increase of $1.5 million, or 11%, compared to operating income of

$14.4 million in the prior year. Expressed as a percentage of revenue, operating income was 16.6% compared to 16.2% in last year’s third quarter. The improvement in operating margin percentage for the comparative quarter was primarily the result of higher gross margins offset somewhat by operating expenses which rose more than the rate of the overall revenue increase. For the nine months ended February 28, 2018, operating income was $50.3 million, an increase of $4.4 million, or 10%, compared to operating income of $45.9 million for the same period last year. Expressed as a percentage of revenue, year to date operating income was 17.2% compared to 17.5% in the prior year.

Other Income and Income Tax

Other income was $1.4 million for both the third quarter of fiscal 2018 and the same period in 2017. Components of other income in this year’s third quarter included $525,000 of interest income, $360,000 from an insurance settlement, $179,000 in currency gains and a $255,000 gain recorded on the settlement of contingent consideration related to the Quat-Chem acquisition. Last year’s fiscal third quarter included a gain on the settlement of a licensing agreement of $660,000, currency gains of $442,000, and interest income of $271,000. For the year to date period in fiscal 2018, other income was $3.2 million, primarily comprised of $1.3 million of interest income, currency gains of $1.1 million, $360,000 from an insurance settlement, $255,000 gain recorded on the settlement of contingent consideration related to the Quat-Chem acquisition, and $78,000 of royalty income. For the same period in fiscal 2017, other income was $1.8 million, which included interest income of $691,000, gain on the settlement of a licensing agreement of $660,000, currency gains of $263,000, and royalty income of $79,000.

Income tax expense in the third quarter was $700,000, an effective tax rate of 4%, compared to prior year third quarter expense of $5.4 million, an effective tax rate of 34%. The Company recorded favorable tax adjustments totaling $2.9 million during the quarter as the result of tax reform passed in the U.S. in December 2017. The tax reform reduced the statutory federal income tax rate from 35% to 21%, and also resulted in other adjustments to income tax expense. The Company will compute its income tax for the fiscal year ending May 31, 2018 using a blended Federal Tax Rate of 29.2%. Accordingly, first and second quarter income previously subject to tax at the 35% Federal Tax Rate benefitted from the 29.2% Federal Tax Rate. As required by generally accepted accounting principles, the Company revalued its net deferred tax liabilities during the quarter to reflect the lower rate, resulting in a credit to income tax expense of $5.6 million. In addition, the Company was required to estimate its cumulative unrepatriated foreign earnings and profits and calculate tax owed on those earnings and profits during the third quarter. This tax was estimated at $2.7 million, and the amount was recorded as federal income tax expense; payment of the tax is permitted over an eight year period.

For the first nine months of fiscal 2018, income tax expense was $7.9 million compared to $16.3 million in the prior year; the current year to date effective tax rate was 15%, compared to an effective tax rate of 34% in the prior fiscal year. For the year to date period, the lower effective rate is primarily the result of the tax reform passed in the U.S. in December 2017 as discussed in the preceding paragraph. Additionally, during the year the Company has recorded credits of $3.4 million to federal income tax expense for excess tax benefits from the exercise of stock options, due to the adoption of ASU 2016-09; refer to Note 5 of the Company’s Consolidated Financial Statements for further information. In the second quarter of fiscal 2018, an IRS examination of the Company’s federal income tax returns for fiscal years 2014, 2015 and 2016 was concluded. As a result of the favorable outcome of the audit, the Company reversed a total of $816,000 from its reserve for uncertain tax positions, which had been accrued in prior fiscal years, with a corresponding credit to federal income tax expense.

Net Income

Net income attributable to Neogen increased 61% from $10.3 million to $16.6 million for the three month period ended February 28,

2018. For the year to date period, net income was $45.6 million, a 46% increase over prior year net income of $31.3 million. Pre tax income increases of 10% for the quarter and 12% for the year to date were favorably impacted by the effects of tax reform, excess tax benefits from the exercise of stock options, and positive results from the IRS examination that concluded during the year’s second quarter.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of the Company was $192.2 million at February 28, 2018 compared to $143.6 million at May 31, 2017. Approximately $46.5 million was generated from operations during the first nine months of fiscal 2018. Net cash proceeds of $18.9 million were realized from the exercise of stock options and issuance of shares under the Company’s employee stock purchase plan during the same period. The Company spent $16.3 million for property, equipment and other non-current assets during the first nine months of fiscal 2018.

Accounts receivable balances were $73.2 million at February 28, 2018, an increase of $4.6 million, or 7%, compared to $68.6 million at May 31, 2017, less than the increase in revenue. Days sales outstanding, a measurement of the time it takes to collect receivables, were 63 days at February 28, 2018 compared to 60 days at May 31, 2017. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Net inventory balances were $77.5 million at February 28, 2018, an increase of $4.4 million, or 6%, compared to $73.1 million at May 31, 2017. The Company actively monitors its inventory, and balances the need for adequate product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. Formal programs have been instituted in fiscal 2018 to improve inventory turnover.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that the Company’s existing cash and marketable securities balances at February 28, 2018 along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet the Company’s cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within the Company’s mission statement. Accordingly, the Company may choose to issue equity securities or enter into other financing arrangements for a portion of its future financing needs.

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. The Company’s primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no borrowings at February 28, 2018) and short-term investments.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2018 was carried out under the supervision and with the participation of the Company’s management, including the Executive Chairman and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Dated: March 29, 2018

/s/ James L. Herbert
James L. Herbert
Executive Chairman
(Principal Executive Officer)

Dated: March 29, 2018

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)