Form 10-Q
period 2018-08-31
NEOGEN CORP
filed 2018-10-05
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2018 there were 51,995,349 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	August 31, 2018	May 31, 2018
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$97,225	$83,074
Marketable securities (at fair value, which approximates cost)	129,189	127,736
Accounts receivable, less allowance of $1,600 and $1,550	78,076	79,086
Inventories	78,771	76,005
Prepaid expenses and other current assets	12,856	9,888

Total Current Assets	396,117	375,789
Net Property and Equipment	72,886	73,069
Other Assets
Goodwill	102,595	99,558
Other non-amortizable intangible assets	15,391	14,783
Amortizable customer-based intangibles, net of accumulated amortization of $25,397 and $24,579 at August 31, 2018 and May 31, 2018, respectively	30,436	31,841
Other non-current assets, net of accumulated amortization of $10,765 and $12,470 at August 31, 2018 and May 31, 2018, respectively	23,501	22,969

Total Assets	$640,926	$618,009

Liabilities and Equity
Current Liabilities
Accounts payable	$20,891	$20,750
Accrued compensation	5,803	6,065
Income taxes	1,701	165
Other accruals	10,823	11,708

Total Current Liabilities	39,218	38,688
Deferred Income Taxes	14,234	14,103
Other Non-Current Liabilities	5,848	5,043

Total Liabilities	59,300	57,834
Commitments and Contingencies (note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 51,995,349 and 51,735,732 shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively	8,320	8,278
Additional paid-in capital	211,522	202,572
Accumulated other comprehensive loss	(12,524)	(9,746)
Retained earnings	374,308	359,071

Total Stockholders’ Equity	581,626	560,175

Total Liabilities and Equity	$640,926	$618,009

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended August 31,
	2018	Revised 2017
Revenues
Product revenues	$82,960	$79,545
Service revenues	16,666	14,664

Total Revenues	99,626	94,209
Cost of Revenues
Cost of product revenues	42,950	40,984
Cost of service revenues	9,947	8,301

Total Cost of Revenues	52,897	49,285

Gross Margin	46,729	44,924
Operating Expenses
Sales and marketing	17,233	16,077
General and administrative	10,198	9,325
Research and development	2,819	3,098

Total Operating Expenses	30,250	28,500

Operating Income	16,479	16,424

Other Income (Expense)
Interest income	927	369
Other income (expense)	(269)	443

Total Other Income (Expense)	658	812

Income Before Taxes	17,137	17,236
Provision for Income Taxes	1,900	5,300

Net Income	15,237	11,936
Net (Income) Attributable to Non-Controlling Interest	—	(22)

Net Income Attributable to Neogen	$15,237	$11,914

Net Income Attributable to Neogen Per Share
Basic	$0.29	$0.23

Diluted	$0.29	$0.23

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended August 31,
	2018	2017
Net income	$15,237	$11,936
Other comprehensive income (loss), net of tax: currency translation adjustments	(2,778)	203

Comprehensive income	12,459	12,139
Comprehensive (income) attributable to non-controlling interest	—	(22)

Comprehensive income attributable to Neogen Corporation	$12,459	$12,117

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at May 31, 2018	51,736	$8,278	$202,572	$(9,746)	$359,071	560,175
Issuance of shares under share-based compensation plan	251	40	8,433			8,473
Issuance of shares under employee stock purchase plan	8	2	517			519
Net income for the three months ended August 31, 2018					15,237	15,237
Other comprehensive (loss)				(2,778)		(2,778)

Balance at August 31, 2018	51,995	$8,320	$211,522	$(12,524)	$374,308	$581,626

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended August 31,
	2018	2017
Cash Flows From Operating Activities
Net Income	$15,237	$11,936
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,271	3,993
Share-based compensation	1,431	1,401
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	755	2,227
Inventories	(2,940)	(276)
Prepaid expenses and other current assets	(3,236)	(3,590)
Accounts payable, accruals and other changes	564	2,980

Net Cash From Operating Activities	16,082	18,671

Cash Flows From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(1,918)	(4,415)
Proceeds from the sale of marketable securities	73,096	44,502
Purchases of marketable securities	(74,549)	(79,968)
Business acquisitions, net of cash acquired	(4,203)	—

Net Cash From Investing Activities	(7,574)	(39,881)

Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	8,992	1,956

Net Cash From Financing Activities	8,992	1,956

Effect of Exchange Rate on Cash	(3,349)	143

Net Increase (decrease) In Cash and Cash Equivalents	14,151	(19,111)
Cash and Cash Equivalents, Beginning of Period	83,074	77,567

Cash and Cash Equivalents, End of Period	$97,225	$58,456

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Neogen Corporation (“Neogen” or the “Company”) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three-month period ended August 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2019. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

Share and per share amounts reflect the December 29, 2017 4-for-3 stock split as if it took place at the beginning of the period presented.

Recently Adopted Accounting Standards

Revenue Recognition

On June 1, 2018, we adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). Refer to Revenue Recognition section of Note 1 for further information.

Classification of Cash Receipts and Payments

In August 2016, the FASB issued ASU No. 2016-15 – Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on June 1, 2018; the impact on our consolidated financial statements was immaterial.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02 – Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018; early adoption is permitted. Modified retrospective application is required with certain practical expedients. We will adopt this ASU on June 1, 2019 and are currently in the process of evaluating our lessee and lessor arrangements to determine the impact of this pronouncement on our consolidated financial condition and results of operations. This evaluation includes a review of revenue through leasing arrangements as well as lease expenses, which are primarily through operating lease arrangements at most of our facilities.

Financial Instruments- Credit Losses

In June 2016, the FASB issued ASU No. 2016-13 – Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. We do not believe adoption of this guidance will have an impact on our consolidated financial statements.

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

Marketable Securities

The Company has marketable securities held by banks or broker-dealers at August 31, 2018, consisting of short-term domestic certificates of deposit and commercial paper rated at least A-2/P-2 with maturities between 91 days and one year. These securities are classified as available for sale. The primary objective of our short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value (that approximates cost) based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within Other Income on the income statement.

ESTIMATES AND ASSUMPTIONS

The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including, but not limited to, variable consideration related to revenue recognition, allowances for doubtful accounts, the market value of, and demand for, inventories, stock-based compensation, provision for income taxes and related balance sheet accounts, accruals, goodwill and other intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018, except for the new revenue recognition standard the Company adopted effective June 1, 2018. See below sections Revenue Recognition and Recently Adopted Accounting Standards for further information on revenue recognition.

There were no significant changes to the contractual obligations or contingent liabilities and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

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

Inventory

The reserve for obsolete and slow-moving inventory is reviewed at least quarterly based on an analysis of the inventory, considering the current condition of the asset as well as other known facts and future plans. The reserve required to record inventory at lower of cost or net realizable value is adjusted as conditions change. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Customer-based intangibles are amortized on either an accelerated or straight-line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight-line basis; intangibles are generally amortized over 5 to 25 years. We review the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired by performing a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.

Long Lived Assets

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

Equity Compensation Plans

Share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model applied by us can handle most of the specific features included in the options granted, which is the reason for its use. If a different model were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 5 to the unaudited consolidated financial statements.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Tax Act also includes a provision to tax global intangible low taxed income (“GILTI”) of foreign subsidiaries, which became effective for us beginning June 1, 2018. In the fourth quarter of fiscal 2018, we recorded an estimated net charge of $4.8 million related to the Tax Act, due to the impact of the reduction in the tax rate on deferred tax assets and liabilities of $6.0 million, partially offset by $1.2 million of one-time transition tax on the deemed repatriation of foreign earnings. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, these charges and benefits were recorded based on reasonable estimates and are subject to revisions as we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the Internal Revenue Service. Any subsequent adjustment to these provisions will be recorded to tax expense during the remainder of the measurement period under SAB 118, which will not extend beyond December 22, 2018.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 – Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance permits two methods of adoption: a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application.

Prior to the adoption, we identified all revenue streams at each significant subsidiary and reviewed contracts to evaluate the impact of adopting the new standard on our revenue recognition policies, procedures and control framework and ultimately on our consolidated financial statements and related disclosures. In our review of contracts in each revenue stream, we noted no material impact in the implementation of the standard. We determined the impact of adopting the standard on our control framework and noted minimal, insignificant changes to our system and other controls processes.

We adopted this standard on June 1, 2018 using the full retrospective approach. This approach was chosen to provide appropriate comparisons against our prior year financial statements; accordingly, historical information for the year ending May 31, 2018, including interim periods therein, has been adjusted to conform to the new standard.

We derive revenue from two primary sources—product revenue and service revenue.

Product revenue consists of shipments of:

•

Diagnostic test kits, dehydrated culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation;

•	Consumable products marketed to veterinarians and animal health product distributors; and

•	Rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Revenues for our diagnostic test kits, dehydrated culture media, rodenticides, disinfectants and insecticides and other consumable and related products within both the Food Safety and Animal Safety segments are recognized and invoiced at the time of shipment, which is when the customer obtains control of the product based on legal title transfer and we have the right to payment.

Service revenue consists of:

•	Genomic identification and related interpretive bioinformatic services; and

•	Other commercial laboratory services.

Revenues for our genomics and commercial laboratory services are recognized and invoiced when the applicable laboratory service is performed and the results are conveyed to the customer.

Under Topic 606, the Company determines the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies the performance obligations.

Essentially all our revenue is generated through contracts with our customers. A performance obligation is a promise in a contract to transfer a product or service to a customer. We generally recognize revenue at a point in time when all our performance obligations under the terms of a contract are satisfied. With the adoption of Topic 606, revenue is recognized upon transfer of control of promised products and services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The collectability of consideration on the contract is reasonably assured before revenue is recognized. To the extent that customer payment has been received before all recognition criteria are met, these revenues are initially deferred in other accruals on the balance sheet and the revenue is recognized in the period that all recognition criteria have been met. In certain situations, we provide rebates, marketing support, credits or incentives to selected customers, which are accounted for as variable consideration when estimating the amount of revenue to recognize on a contract. Variable consideration reduces the amount of revenue that is recognized. These variable consideration estimates are updated at the end of each reporting period based on information currently available.

The performance obligations in our contracts are generally satisfied well within one year of the contract inception. In such cases, we have elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. The Company accounts for shipping and handling for products as a fulfillment activity when goods are shipped. Revenue is recognized net of any tax collected from customers; the taxes are subsequently remitted to governmental authorities. The Company’s terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. These situations are infrequent; due to immateriality of amount, warranty claims are recorded in the period incurred.

The following table presents disaggregated revenue by major product and service categories for the three months ended August 31, 2018 and 2017:

	Three Months ended August 31,
	2018	2017
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,838	$19,163
Bacterial & General Sanitation	10,467	9,119
Dehydrated Culture Media & Other	12,217	10,134
Rodenticides, Insecticides & Disinfectants	6,625	4,690
Genomics Services	4,036	3,185

	$52,183	$46,291
Animal Safety
Life Sciences	$2,080	$2,427
Veterinary Instruments & Disposables	10,404	10,487
Animal Care & Other	6,553	7,411
Rodenticides, Insecticides & Disinfectants	16,991	17,381
Genomics Services	11,415	10,212

	$47,443	$47,918

Total Revenues	$99,626	$94,209

Revision of Previously Issued Financial Statements

The Company has historically classified certain variable consideration components resulting from volume rebates, distributor support, and other marketing discounts as cost of product revenues or sales and marketing expenses in our consolidated statements of income. These amounts should have been classified as contra revenue in product or service revenues. The Company had determined in prior periods that the misstatements were clearly immaterial, individually and in the aggregate, to each of the reporting periods affected. The Company began properly classifying these items as contra revenues beginning in the three month period ended August 31, 2018. As a result, the Company has revised the prior period to conform to the current period presentation. These immaterial adjustments had no impact on our operating income, income before taxes, net income, or reported earnings per share.

The effects of the revisions on the line items within our unaudited consolidated statement of income for the three months ended August 31, 2017 are as follows:

	As Previously Reported	Adjustments	As Revised
	(in thousands)
Three months ended August 31, 2017
Revenues
Product revenues	$80,567	$(1,022)	$79,545
Service revenues	14,689	(25)	14,664

Total revenues	95,256	(1,047)	94,209
Cost of revenues
Cost of product revenues	41,084	(100)	40,984
Cost of service revenues	8,301		8,301

Total Cost of revenues	49,385	(100)	49,285
Gross Margin	45,871	(947)	44,924
Operating expenses
Sales and marketing	17,024	(947)	16,077
Total Operating expenses	29,447	(947)	28,500
Operating Income	16,424	—	16,424

Presented below are the effects of the revisions on the line items within the previously issued unaudited consolidated statements of income for the three and six months ended November 30, 2017, three and nine months ended February 28, 2018 and the consolidated statements of income for the years ended May 31, 2018 and 2017. Revised consolidated statements of income related to these periods will be presented in the Forms 10-Q and Form 10-K to be filed in the succeeding periods of this fiscal year.

	Three months ended November 30, 2017			Six months ended November 30, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$85,590	$(1,118)	$84,472	$166,157	$(2,140)	$164,017
Service revenues	16,227	(32)	16,195	30,916	(57)	30,859

Total revenues	101,817	(1,150)	100,667	197,073	(2,197)	194,876
Cost of revenues
Cost of product revenues	43,349	(97)	43,252	84,433	(197)	84,236
Cost of service revenues	9,197		9,197	17,498		17,498

Total Cost of revenues	52,546	(97)	52,449	101,931	(197)	101,734
Gross Margin	49,271	(1,053)	48,218	95,142	(2,000)	93,142
Operating expenses
Sales and marketing	17,815	(1,053)	16,762	34,838	(2,000)	32,838
Total Operating expenses	31,273	(1,053)	30,220	60,720	(2,000)	58,720
Operating Income	17,998	—	17,998	34,422	—	34,422

	Three months ended February 28, 2018			Nine months ended February 28, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$78,142	$(974)	$77,168	$244,298	$(3,114)	$241,184
Service revenues	17,750	—	17,750	48,667	(57)	48,610

Total revenues	95,892	(974)	94,918	292,965	(3,171)	289,794
Cost of revenues
Cost of product revenues	40,352	(69)	40,283	124,785	(266)	124,519
Cost of service revenues	10,019		10,019	27,517		27,517

Total Cost of revenues	50,371	(69)	50,302	152,302	(266)	152,036
Gross Margin	45,521	(905)	44,616	140,663	(2,905)	137,758
Operating expenses
Sales and marketing	17,492	(905)	16,587	52,331	(2,905)	49,426
Total Operating expenses	29,608	(905)	28,703	90,328	(2,905)	87,423
Operating Income	15,913	—	15,913	50,335	—	50,335

	Year ended May 31, 2018			Year ended May 31, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$335,554	$(4,282)	$331,272	$306,512	$(3,291)	$303,221
Service revenues	66,698	(57)	66,641	55,082	(26)	55,056

Total revenues	402,252	(4,339)	397,913	361,594	(3,317)	358,277
Cost of revenues
Cost of product revenues	174,067	(342)	173,725	156,568	(272)	156,296
Cost of service revenues	37,933		37,933	33,058		33,058

Total Cost of revenues	212,000	(342)	211,658	189,626	(272)	189,354
Gross Margin	190,252	(3,997)	186,255	171,968	(3,045)	168,923
Operating expenses
Sales and marketing	70,909	(3,997)	66,912	62,424	(3,045)	59,379
Total Operating expenses	120,058	(3,997)	116,061	107,023	(3,045)	103,978
Operating Income	70,194	—	70,194	64,945	—	64,945

The revisions had no impact on our audited consolidated balance sheets as of May 31, 2018 and 2017 and no impact on our unaudited consolidated statement of equity or unaudited consolidated cash flow statement for the three months ended August 31, 2017, the three and six months ended November 30, 2017, and the three and nine months ended February 28, 2018.

2. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

	August 31, 2018	May 31, 2018
	(in thousands)
Raw materials	$36,008	$36,702
Work-in-process	6,661	5,993
Finished and purchased goods	36,102	33,310

	$78,771	$76,005

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended August 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$15,237	$11,914
Denominator for basic net income per share:
Weighted average shares	51,806	50,948
Effect of dilutive stock options	974	620

Denominator for diluted net income per share	52,780	51,568
Net income attributable to Neogen per share:
Basic	$0.29	$0.23

Diluted	$0.29	$0.23

4. SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Our international operations in the United Kingdom, Mexico, Brazil, China and India originally focused on the Company’s Food Safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management, and are reported through the Food Safety segment.

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended August 31, 2018
Product revenues to external customers	$46,933	$36,027	$—	$82,960
Service revenues to external customers	5,250	11,416	—	16,666

Total revenues to external customers	52,183	47,443	—	99,626
Operating income (loss)	10,873	6,706	(1,100)	16,479
Total assets	201,727	212,786	226,413	640,926
As of and for the three months ended August 31, 2017 - Revised(2)
Product revenues to external customers	$41,839	$37,706	$—	$79,545
Service revenues to external customers	4,452	10,212	—	14,664

Total revenues to external customers	46,291	47,918	—	94,209
Operating income (loss)	8,777	8,669	(1,022)	16,424
Total assets	194,857	209,404	143,073	547,334

(1)

Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

(2)

Segment revenues for the three months ended August 31, 2017 have been revised as discussed in Note 1. For the three month period ended August 31, 2017, product revenues were reduced by $443,000 in the Food Safety segment and $579,000 in the Animal Safety segment; service revenues were unchanged in the Food Safety Segment and were reduced by $25,000 in the Animal Safety segment.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended August 31,
	2018	2017
	(in thousands)
Revenues by Geographic Location
Domestic	$59,846	$60,137
International	39,780	34,072

Total revenue	99,626	94,209

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of our stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2018 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2018	2,497,124	$42.63
Granted	—	—
Exercised	(253,076)	28.60
Forfeited	(8,210)	44.51

Options outstanding August 31, 2018	2,235,838	44.21

During the three month period ended August 31, 2018 and 2017, the Company recorded $1,431,000 and $1,401,000, respectively, of compensation expense related to its share-based awards

The weighted-average fair value per share of stock options granted during fiscal year 2018, estimated on the date of grant using the Black-Scholes option pricing model, was $14.47. The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY 2018
Risk-free interest rate	1.6%
Expected dividend yield	0.0%
Expected stock price volatility	27.2%
Expected option life	4.0 years

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

On September 1, 2017, the Company acquired the assets of The University of Queensland Animal Genetics Laboratory, an animal genomics laboratory located near Brisbane, Australia. This acquisition is intended to accelerate the growth of the Company’s animal genomics business in Australia and New Zealand. Consideration for the purchase was $2,063,000; $468,000 was paid in cash on the acquisition date with the remainder due in annual installments over the next five years. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $19,000, equipment of $419,000, non-current liabilities of $1,629,000, intangible assets of $902,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. The new business, renamed Neogen Australasia, continues to operate in its current location, reporting within the Animal Safety segment.

On August 1, 2018, the Company acquired the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004 and this acquisition gives the Company access to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and approximately $1.3 million of contingent consideration, due at the end of each of the first five years, based on an excess net sales formula. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current deferred tax liability of $426,000, non-amortizable intangible assets of $750,000, intangible assets of $1,100,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. Manufacturing of these products will be moved to the Company’s Lansing, Michigan location, reporting within the Food Safety segment.

Subsequent to the end of the quarter, on September 4, 2018, the Company acquired the assets of Livestock Genetic Services, LLC, a Virginia-based company that specializes in genetic evaluations and data management for cattle breeding organizations. Livestock Genetic Services has been a long-time strategic partner of Neogen and the acquisition will enhance the Company’s in-house genetic evaluation capabilities. Consideration for the purchase was $1,100,000 in cash, with $700,000 paid at closing and $400,000 payable to the former owner on September 1, 2019, and approximately $385,000 of contingent consideration, payable over the next three years. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing.

7. LONG TERM DEBT

We have a financing agreement with a bank providing for an unsecured revolving line of credit, which was amended on November 30, 2016 to increase the line from $12,000,000 to $15,000,000, and extend the maturity from September 1, 2017 to September 30, 2019. There were no advances against the line of credit during fiscal 2018 and there have been none thus far in fiscal 2019; there was no balance outstanding at August 31, 2018. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 3.22% at August 31, 2018). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2018.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin, manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $38,000 to $74,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at August 31, 2018 and May 31, 2018, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and includes $45,000 to perform an updated Corrective Measures Study, per a request received in 2017 from the Wisconsin Department of Natural Resources; and the remainder is recorded within other non-current liabilities in the consolidated balance sheet.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

9. STOCK PURCHASE

In December 2008, our Board of Directors authorized a program to purchase, subject to market conditions, up to 1,500,000 shares of our common stock. As of August 31, 2018, 149,368 cumulative shares have been purchased in negotiated and open market transactions for a total price, including commissions, of approximately $923,000. There were no purchases in fiscal year 2018 and there have been none thus far in fiscal year 2019. Shares purchased under the program were retired.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains both historical financial information and forward-looking statements. Neogen does not provide forecasts of future financial performance. While management is optimistic about our long-term prospects, historical financial information may not be indicative of future financial results.

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

Executive Overview

•	Consolidated revenues were $99.6 million in the first quarter of fiscal 2019, an increase of 6% compared to $94.2 million in the first quarter of fiscal 2018. Organic sales increased 4%.

•

Food Safety segment sales were $52.2 million in the first quarter of the current fiscal year, an increase of 13% compared to $46.3 million in the same period of the prior year. Organic sales in this segment increased 12%, after excluding a minor contribution from the August 1, 2018 acquisition of Clarus Labs.

•

Animal Safety segment sales were $47.4 million in the first quarter, down slightly from prior year first quarter sales of $47.9 million. After excluding revenues from the September 1, 2017 acquisition of Neogen Australasia, organic sales in this segment were down 4%.

•	International sales in the first quarter of fiscal 2019 were 39.9% of total sales compared to 36.2% of total sales in the first quarter of fiscal 2018.

•

Our effective tax rate in the first quarter of fiscal 2019 was 11.1% compared to an effective tax rate of 30.7% in the prior year first quarter, due to tax reform and tax deductions resulting from stock options exercises.

•	Net income for the quarter ended August 31, 2018 was $15.2 million, or $0.29 per diluted share, an increase of 28% compared to $11.9 million, or $0.23 per share, in the same period in the prior year.

•	Cash generated from operating activities in the first quarter of fiscal 2019 was $16.1 million, compared to $18.7 million in the first quarter of fiscal 2018.

Neogen’s results reflect a 17% increase in international sales in the first quarter of fiscal 2019 as compared to the same period in the prior fiscal year. We continue to focus on increasing our presence and market share throughout the world, while also integrating recent international acquisitions into our product portfolio. Sales increases in the first quarter of fiscal 2019 compared to the same quarter in the prior year are as follows for each of our international locations:

	Revenue % Increase USD	Revenue % Increase Local Currency
Neogen Europe (including Lab M & Quat-Chem)	18%	16%
Neogen do Brasil (including Deoxi & Rogama)	41%	69%
Neogen Latinoamerica	32%	42%
Neogen China	8%	6%
Neogen India	79%	92%

Currency translations reduced revenues by approximately $1.3 million in the first quarter of fiscal 2019 compared to the same quarter a year ago primarily due to increased strength of the U.S. dollar against the Brazilian real and the Mexican peso. The increase in revenues at Neogen Europe’s operations was led by a 26% increase in sales of genomics, primarily in the porcine and equine markets, a 17% increase in sales of natural toxins test kits and a 20% increase in sales of culture media, as we increased market share with commercial laboratories. At Neogen do Brasil, sales of natural toxins test kits increased 84%, as we continued to gain significant new business testing for aflatoxin in corn, and sales of forensic test kits more than tripled over the prior year first quarter due to increased demand from commercial laboratories located in Brazil. We also benefitted from the final shipment of a large Rogama order to a government health organization; we do not believe this organization will reorder in fiscal 2019. At Neogen Latinoamerica, the growth was led by sales of rodenticides in Mexico as we increased our market share.

Service revenue was $16.7 million in the first quarter of fiscal 2019, an increase of 14% over prior year first quarter revenues of $14.7 million, aided by the September 2017 acquisition of Neogen Australasia. The growth was led by increases of sales to the global beef and dairy cattle markets, and porcine and equine markets in Europe.

Revenues

	Three Months ended August 31,
	2018	2017	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,838	$19,163	$(325)	(2)%
Bacterial & General Sanitation	10,467	9,119	1,348	15%
Dehydrated Culture Media & Other	12,217	10,134	2,083	21%
Rodenticides, Insecticides & Disinfectants	6,625	4,690	1,935	41%
Genomics Services	4,036	3,185	851	27%

	$52,183	$46,291	$5,892	13%
Animal Safety
Life Sciences	$2,080	$2,427	$(347)	(14)%
Veterinary Instruments & Disposables	10,404	10,487	(83)	(1)%
Animal Care & Other	6,553	7,411	(858)	(12)%
Rodenticides, Insecticides & Disinfectants	16,991	17,381	(390)	(2)%
Genomics Services	11,415	10,212	1,203	12%

	$47,443	$47,918	$(475)	(1)%

Total Revenues	$99,626	$94,209	$5,417	6%

Food Safety

Natural Toxin, Allergens & Drug Residues – Sales in this category decreased 2% in the first quarter of fiscal 2019 due to a 26% decrease in dairy drug residue test kits caused by timing of distributor orders in Europe and lower demand. This was partially offset by a 4% increase in sales of natural toxins test kits and a 6% increase in sales of our allergens product line.

Bacterial & General Sanitation – Revenues in this category increased 15% in the first quarter, led by a 43% increase in sales of pathogen product lines as we continued to gain new business with our Listeria Right Now test kit that launched in fiscal 2018. Sales of our AccuPoint sanitation monitoring product line increased 17% while sales of products to detect spoilage organisms in processed foods increased 4%.

Culture Media & Other – Sales in this category increased 21% in the first quarter of fiscal 2019 compared to the same period in the prior year. Sales of Neogen Culture Media, formerly marketed as the Acumedia and Lab M brands, increased 16%, led by strength in the U.S. and aided by new distribution channels in Eastern Europe and Asia. This category also includes forensic test kits sold within Brazil, which increased significantly in the first quarter due to increased demand from commercial laboratories in that country.

Rodenticides, Insecticides & Disinfectants – Sales of products in this category sold through our Food Safety operations increased 41% in the first quarter of fiscal 2019. The increase was in part due to the final shipment of a large Rogama order to a government health organization in Brazil; we do not believe this business, which was part of a bid won in fiscal 2018, will recur in fiscal 2019. Growth in sales of rodenticides in Mexico and a 24% increase in disinfectant products sold by Quat-Chem also contributed to the increase this quarter.

Genomics Services – Sales of genomics services sold through our Food Safety operations increased 27% in the quarter ended August 31, 2018. The increase came primarily from higher sales in the European porcine and equine markets.

Animal Safety

Life Sciences – Sales in this category decreased 14% in the first quarter, as a portion of forensic test kit sales shifted to our operations in Neogen do Brasil. The products were formerly served by our Animal Safety operations in Lexington, KY.

Veterinary Instruments & Disposables – Revenues in this category decreased slightly in the first quarter of fiscal 2019, due to a 23% decrease in sales of protective wear, resulting from poor economic conditions in the dairy market. Growth in veterinary instruments, including a 23% increase in sales of detectable needles, partially offset the decline in disposables.

Animal Care & Other – Sales of these products were down 12% in the first quarter, primarily due to order timing from large distributors. Also within this category, sales of our Botulism B vaccine for horses increased 21% from strong demand in Europe.

Rodenticides, Insecticides & Disinfectants – Sales in this category decreased 2% in the first quarter of fiscal 2019 compared to the same period in the prior year. Cleaners and disinfectants were down 12%, primarily due to termination of a distribution agreement and order timing from domestic distributors. Partially offsetting this decrease, sales of our water treatment line increased significantly after the launch of our new NeoKlor product and sales of rodenticides increased 3% overall despite the loss of non-recurring toll manufacturing business from the prior year.

Genomics Services – Sales in this category increased 12% in the first quarter, aided by $1.5 million in sales at Neogen Australasia. Growth in the beef and dairy cattle markets was offset by price decreases to a large poultry customer.

Gross Margin

Gross margin was 46.9% in the first quarter of fiscal 2019 compared to 47.7% in the same quarter a year ago. Strong sales at Lab M, Rogama, Quat-Chem and revenues from our recent purchase of Neogen Australasia, with product lines which generate lower gross margins than our historical average, contributed to the lower in gross margin percentage.

Operating Expenses

Operating expenses were $30.3 million in the first quarter of fiscal 2019, compared to $28.5 million in the first quarter of fiscal 2018, an increase of $1.8 million, or 6%. Sales and marketing expenses were $17.2 million, compared to $16.1 million in last year’s first quarter, an increase of 7%, primarily due to increases in salaries and related personnel costs, shipping expense, and bad debt expense due to the reversal of reserves for collected receivables in the first quarter of the prior fiscal year. General and administrative expense increased $874,000, or 9%, in the first quarter. The first quarter of the prior fiscal year included recognition of $365,000 of state economic incentive credits that did not repeat in the current fiscal year; higher salary expenses, health insurance costs, and depreciation and licensing fees related to IT equipment and software were the primary drivers of the remaining increase. Research and development expense was $2.8 million in the first quarter, a decrease of $280,000 compared to the same period in the prior year. The decline is primarily due to timing of outside services expense related to research projects.

Operating Income

Operating income was $16.5 million in the first quarter, compared to $16.4 million in the same period of the prior year. Expressed as a percentage of revenue, operating income was 16.5% compared to 17.4% in last year’s first quarter. The decline in operating margin percentage for the comparative quarter was primarily the result of the lower gross margin percentage.

Other Income

	Three Months ended August 31,
(dollars in thousands)	2018	2017
Interest income (net of expense)	$927	$369
Foreign currency transactions	(386)	465
Royalty income	22	—
Deoxi contingent consideration	(9)	(50)
Other	104	28

Total Other Income	$658	$812

The increase in interest income in the first quarter of fiscal 2019 compared to the prior year first quarter is the result of higher cash and marketable securities balances and rising interest rates on those balances. Other income resulting from foreign currency translations is primarily the result of changes in the value of foreign currencies relative to the dollar in countries in which we operate.

Income Tax Expense

Income tax expense for the first quarter of fiscal 2019 was $1.9 million, an effective tax rate of 11.1%, compared to prior year income tax expense of $5.3 million, an effective tax rate of 30.7%. The corporate tax reform enacted in December 2017 reduced the U.S. statutory income tax rate from 35% to 21%. The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, which became effective for us beginning on June 1, 2018 and increased our tax expense by $720,000 in the first quarter of fiscal 2019. Additionally, in the first quarter we recorded a credit of $2.3 million to federal income tax expense for tax benefits resulting from the exercise of stock options; this credit was $462,000 in the first quarter of the prior year.

Net Income

Net income attributable to Neogen increased 28% from $11.9 million in the first quarter of fiscal 2018 to $15.2 million in the current quarter. Earnings in the current fiscal year were favorably impacted by corporate tax reform and tax benefits resulting from the exercise of stock options.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $226.4 million at August 31, 2018, compared to $210.8 million at May 31, 2018. Approximately $16.1 million was generated from operations during the first three months of fiscal 2019. Net cash proceeds of $9.0 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first three months of fiscal 2019. We spent $1.9 million for property, equipment and other non-current assets in the first three months of fiscal 2019.

Accounts receivable balances were $78.1 million at August 31, 2018, a decline of $1.0 million, compared to $79.1 million at May 31, 2018. Days sales outstanding, a measurement of the time it takes to collect receivables, were 64 days at August 31, 2018, compared to 60 days at May 31, 2018, this increase is attributable to the higher levels of sales at our international operations, which generally take more time to collect. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Net inventory balances were $78.8 million at August 31, 2018, an increase of $2.8 million, or 4%, compared to a May 31, 2018 balance of $76.0 million. We actively monitor our inventory levels, and balance the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. We have continued with our active programs to improve our turnover, in fiscal 2019.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that our existing cash and marketable securities balances at August 31, 2018, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at August 31, 2018) and short-term investments.

Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Brazilian real, the Mexican peso, the Chinese yuan, the Australian dollar, and to a lesser extent, the Indian rupee and the Canadian dollar. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company enters into forward contracts to help mitigate the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, England, Brazil, Mexico, China, India, Canada, and Australia where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Chinese yuan, Indian rupee, Canadian dollar and the Australian dollar respectively, and transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.

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

NEOGEN CORPORATION
(Registrant)

Dated: October 5, 2018

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: October 5, 2018

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)