Form 10-Q
period 2018-11-30
NEOGEN CORP
filed 2018-12-28
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018.

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

As of November 30, 2018, there were 52,081,876 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	November 30, 2018	May 31, 2018
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$101,585	$83,074
Marketable securities (at fair value, which approximates cost)	139,385	127,736
Accounts receivable, less allowance of $1,700 and $1,550	82,282	79,086
Inventories	79,473	76,005
Prepaid expenses and other current assets	11,569	9,888

Total Current Assets	414,294	375,789
Net Property and Equipment	73,910	73,069
Other Assets
Goodwill	103,309	99,558
Other non-amortizable intangible assets	15,423	14,783
Amortizable customer-based intangibles, net of accumulated amortization of $26,292 and $24,579 at November 30, 2018 and May 31, 2018, respectively	30,022	31,841
Other non-current assets, net of accumulated amortization of $11,440 and $12,470 at November 30, 2018 and May 31, 2018, respectively	23,534	22,969

Total Assets	$660,492	$618,009

Liabilities and Equity
Current Liabilities
Accounts payable	$20,555	$20,750
Accrued compensation	5,216	6,065
Income taxes	1,533	165
Other accruals	11,456	11,708

Total Current Liabilities	38,760	38,688
Deferred Income Taxes	14,144	14,103
Other Non-Current Liabilities	5,514	5,043

Total Liabilities	58,418	57,834
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 60,000,000 shares authorized, 52,081,876 and 51,735,732 shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively	8,334	8,278
Additional paid-in capital	215,615	202,572
Accumulated other comprehensive loss	(12,234)	(9,746)
Retained earnings	390,359	359,071

Total Stockholders’ Equity	602,074	560,175

Total Liabilities and Equity	$660,492	$618,009

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Revenues
Product revenues	$89,562	$84,471	$172,522	$164,016
Service revenues	17,536	16,227	34,202	30,891

Total Revenues	107,098	100,698	206,724	194,907
Cost of Revenues
Cost of product revenues	47,305	43,252	90,255	84,236
Cost of service revenues	9,760	9,197	19,707	17,498

Total Cost of Revenues	57,065	52,449	109,962	101,734

Gross Margin	50,033	48,249	96,762	93,173
Operating Expenses
Sales and marketing	18,499	16,793	35,732	32,869
General and administrative	10,121	10,491	20,319	19,817
Research and development	3,167	2,967	5,986	6,065

Total Operating Expenses	31,787	30,251	62,037	58,751

Operating Income	18,246	17,998	34,725	34,422
Other Income
Interest income	1,028	429	1,955	798
Other income	427	626	158	1,069

Total Other Income	1,455	1,055	2,113	1,867

Income Before Taxes	19,701	19,053	36,838	36,289
Provision for Income Taxes	3,650	1,900	5,550	7,200

Net Income	16,051	17,153	31,288	29,089
Net (Income) Attributable to Non-Controlling Interest	—	(53)	—	(75)

Net Income Attributable to Neogen	$16,051	$17,100	$31,288	$29,014

Net Income Attributable to Neogen Per Share
Basic	$0.31	$0.33	$0.60	$0.57

Diluted	$0.31	$0.33	$0.60	$0.56

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Net income	$16,051	$17,153	$31,288	$29,089
Other comprehensive income (loss), net of tax:
currency translation adjustments	290	534	(2,488)	737

Comprehensive income	16,341	17,687	28,800	29,826
Comprehensive (income) attributable to non-controlling interest	—	(53)	—	(75)
Comprehensive income attributable to

Neogen Corporation	$16,341	$17,634	$28,800	$29,751

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

				Accumulated
			Additional Paid-in Capital	Other Comprehensive (Loss)
	Common Stock				Retained
	Shares	Amount			Earnings	Total
Balance at May 31, 2018	51,736	$8,278	$202,572	$(9,746)	$359,071	560,175
Issuance of shares under share-based compensation plan	338	54	12,526			12,580
Issuance of shares under employee stock purchase plan	8	2	517			519
Net income for the six months ended November 30, 2018					31,288	31,288
Other comprehensive (loss)				(2,488)		(2,488)

Balance at November 30, 2018	52,082	$8,334	$215,615	$(12,234)	$390,359	$602,074

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended November 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$31,288	$29,089
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,597	8,268
Share-based compensation	2,831	2,666
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,615)	(5,859)
Inventories	(3,787)	(218)
Prepaid expenses and other current assets	(2,025)	(7,916)
Accounts payable, accruals and other changes	(706)	1,377

Net Cash From Operating Activities	32,583	27,407
Cash Flows From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(6,720)	(10,409)
Proceeds from the sale of marketable securities	179,839	123,601
Purchases of marketable securities	(191,488)	(168,943)
Business acquisitions, net of cash acquired	(4,903)	(468)

Net From Investing Activities	(23,272)	(56,219)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	10,268	16,395

Net Cash From Financing Activities	10,268	16,395
Effect of Exchange Rate on Cash	(1,068)	(725)

Net Increase (decrease) In Cash and Cash Equivalents	18,511	(13,142)
Cash and Cash Equivalents, Beginning of Period	83,074	77,567

Cash and Cash Equivalents, End of Period	$101,585	$64,425

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the six-month period ended November 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2019. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

Share and per share amounts reflect the December 29, 2017 4-for-3 stock split as if it took place at the beginning of the period presented.

Recently Adopted Accounting Standards

Revenue Recognition

On June 1, 2018, we adopted ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). Refer to the Revenue Recognition section of Note 1 for further information.

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

Marketable Securities

The Company has marketable securities held by banks or broker-dealers at November 30, 2018, consisting of short-term domestic certificates of deposit and commercial paper rated at least A-2/P-2 with maturities between 91 days and one year. These securities are classified as available for sale. The primary objective of our short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value (that approximates cost) based on recent trades of similar securities or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within Other Income on the consolidated statements of income.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and for tax credit carryforwards and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred income tax assets and liabilities during the period.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Tax Act also includes a provision to tax global intangible low taxed income (“GILTI”) of foreign subsidiaries, which became effective for us beginning June 1, 2018. In the fourth quarter of fiscal 2018, we recorded an estimated net charge of $4.8 million related to the Tax Act, due to the impact of the reduction in the tax rate on deferred tax assets and liabilities of $6.0 million, partially offset by $1.2 million of one-time transition tax on the deemed repatriation of foreign earnings. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, these charges and benefits were recorded based on reasonable estimates and are subject to revisions as we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the Internal Revenue Service. During the month of December 2018, immaterial adjustments to these provisions were recorded to tax expense, within the measurement period under SAB 118.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. In April 2016, the FASB issued Accounting Standards Update No. 2016-10— Revenue from Contracts with Customers (Topic 606), which amends and adds clarity to certain aspects of the guidance set forth in ASU 2014-09 related to identifying performance obligations and licensing. The guidance became effective for the Company on June 1, 2018. The guidance permits two methods of adoption: a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. We adopted this standard using the full retrospective approach. This approach was chosen to provide appropriate comparisons against our prior year financial statements; accordingly, historical information for the year ended May 31, 2018, including interim periods therein, has been adjusted to conform to the new standard.

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

We derive revenue from two primary sources — product revenue and service revenue.

Product revenue consists primarily of shipments of:

•	Diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation;

•	Consumable products marketed to veterinarians and animal health product distributors; and

•	Rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Service revenue consists primarily of:

•	Genomic identification and related interpretive bioinformatic services; and

•	Other commercial laboratory services.

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

The performance obligations in our contracts are generally satisfied well within one year of the contract inception. In such cases, we have elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. The Company accounts for shipping and handling for products as a fulfillment activity when goods are shipped. Revenue is recognized net of any tax collected from customers; the taxes are subsequently remitted to governmental authorities. The Company’s terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. These situations are infrequent; due to immateriality of the amount, warranty claims are recorded in the period incurred.

The following table presents disaggregated revenue by major product and service categories for the three and six months ended November 30, 2018 and 2017:

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,571	$18,989	$39,409	$38,153
Bacterial & General Sanitation	10,822	9,324	21,288	18,443
Culture Media & Other	12,191	11,041	24,408	21,173
Rodenticides, Insecticides & Disinfectants	5,943	6,126	12,569	10,817
Genomics Services	4,223	3,726	8,259	6,911

Animal Safety	$53,750	$49,206	$105,933	$95,497
Life Sciences	$1,891	$2,394	$3,971	$4,820
Veterinary Instruments & Disposables	11,683	11,687	22,087	22,174
Animal Care & Other	9,064	8,237	15,617	15,649
Rodenticides, Insecticides & Disinfectants	18,673	17,786	35,664	35,167
Genomics Services	12,037	11,388	23,452	21,600

	$53,348	$51,492	$100,791	$99,410

Total Revenues	$107,098	$100,698	$206,724	$194,907

Restatement of Previously Issued Financial Statements

The Company has historically classified certain variable consideration components resulting from volume rebates, distributor support, and other marketing discounts as cost of product revenues or sales and marketing expense in our consolidated financial statements of income. These amounts should have been classified as contra revenue in product or service revenues. The Company had determined in prior periods that the misstatements were clearly immaterial, individually and in the aggregate, to each of the reporting periods affected. The Company began properly classifying these items as contra revenues beginning in the three-month period ended August 31, 2018, the first quarter of the Company’s current fiscal year, and has revised the prior year’s quarter and year-to-date periods to conform to the current period presentation. These immaterial adjustments had no impact on our operating income, income before taxes, net income or reported earnings per share, and no change to stockholders’ equity.

The effects of the revisions on the line items within our unaudited consolidated statements of income for the three and six months ended November 30, 2017 are as follows:

	Three Months Ended November 30, 2017			Six Months Ended November 30, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$85,590	$(1,119)	$84,471	$166,157	$(2,141)	$164,016
Service revenues	16,227	—	16,227	30,916	(25)	30,891

Total revenues	101,817	(1,119)	100,698	197,073	(2,166)	194,907
Cost of revenues
Cost of product revenues	43,349	(97)	43,252	84,433	(197)	84,236
Cost of service revenues	9,197	—	9,197	17,498	—	17,498

Total cost of revenues	52,546	(97)	52,449	101,931	(197)	101,734
Gross margin	49,271	(1,022)	48,249	95,142	(1,969)	93,173
Operating expenses
Sales and marketing	17,815	(1,022)	16,793	34,838	(1,969)	32,869
Total operating expenses	31,273	(1,022)	30,251	60,720	(1,969)	58,751
Operating income	17,998	—	17,998	34,422	—	34,422

Presented below are the effects of the revisions on the line items within the previously issued unaudited consolidated statements of income for the three and nine months ended February 28, 2018 and the consolidated statements of income for the years ended May 31, 2018 and 2017. Revised consolidated statements of income related to these periods will be presented in the Forms 10-Q and Form 10-K to be filed in the succeeding periods of this fiscal year.

	Three Months Ended February 28, 2018			Nine Months Ended February 28, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$78,142	$(958)	$77,184	$244,298	$(3,098)	$241,200
Service revenues	17,750	(31)	17,719	48,667	(56)	48,611

Total revenues	95,892	(989)	94,903	292,965	(3,154)	289,811
Cost of revenues
Cost of product revenues	40,352	(69)	40,283	124,785	(265)	124,520
Cost of service revenues	10,019	—	10,019	27,517	—	27,517

Total cost of revenues	50,371	(69)	50,302	152,302	(265)	152,037
Gross margin	45,521	(920)	44,601	140,663	(2,889)	137,774
Operating expenses
Sales and marketing	17,492	(920)	16,572	52,331	(2,889)	49,442
Total operating expenses	29,608	(920)	28,688	90,328	(2,889)	87,439
Operating income	15,913	—	15,913	50,335	—	50,335

	Year Ended			Year Ended
	May 31, 2018			May 31, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$335,554	$(4,266)	$331,288	$306,512	$(3,390)	$303,122
Service revenues	66,698	(56)	66,642	55,082	73	55,155

Total revenues	402,252	(4,322)	397,930	361,594	(3,317)	358,277
Cost of revenues
Cost of product revenues	174,067	(342)	173,725	156,568	(273)	156,295
Cost of service revenues	37,933	—	37,933	33,058	—	33,058

Total cost of revenues	212,000	(342)	211,658	189,626	(273)	189,353
Gross margin	190,252	(3,980)	186,272	171,968	(3,044)	168,924
Operating expenses
Sales and marketing	70,909	(3,980)	66,929	62,424	(3,044)	59,380
Total operating expenses	120,058	(3,980)	116,078	107,023	(3,044)	103,979
Operating income	70,194	—	70,194	64,945	—	64,945

The revisions had no impact on our audited consolidated balance sheets as of May 31, 2018 and 2017 and no impact on our unaudited consolidated statements of equity or unaudited consolidated statements of cash flows for the three and six months ended November 30, 2017 and the three and nine months ended February 28, 2018.

2. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

	November 30, 2018	May 31, 2018
	(in thousands)
Raw materials	$36,563	$36,702
Work-in-process	7,601	5,993
Finished and purchased goods	35,309	33,310

	$79,473	$76,005

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$16,051	$17,100	$31,288	$29,014
Denominator for basic net income per share:
Weighted average shares	52,019	51,264	51,820	51,109
Effect of dilutive stock options	572	697	721	669

Denominator for diluted net income per share	52,591	51,961	52,541	51,778
Net income attributable to Neogen per share:
Basic	$0.31	$0.33	$0.60	$0.57

Diluted	$0.31	$0.33	$0.60	$0.56

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

Our international operations in the United Kingdom, Mexico, Brazil, China and India originally focused on the Company’s Food Safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management and are reported through the Food Safety segment.

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended November 30, 2018
Product revenues to external customers	$48,256	$41,306	$—	$89,562
Service revenues to external customers	5,494	12,042	—	17,536

Total revenues to external customers	53,750	53,348	—	107,098
Operating income (loss)	10,342	9,057	(1,153)	18,246
Total assets	201,291	218,231	240,970	660,492

As of and for the three months ended November 30, 2017—Revised (2)
Product revenues to external customers	$44,367	$40,104	$—	$84,471
Service revenues to external customers	4,839	11,388	—	16,227

Total revenues to external customers	49,206	51,492	—	100,698
Operating income (loss)	8,668	10,529	(1,199)	17,998
Total assets	175,836	215,099	190,093	581,028

(1)

Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

(2)

Segment revenues for the three months ended November 30, 2017 have been revised as discussed in Note 1. For the three months ended November 30, 2017, product revenues were reduced by $354,000 in the Food Safety segment and $765,000 in the Animal Safety segment; service revenues were unchanged in the Food Safety segment and in the Animal Safety segment.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
For the six months ended November 30, 2018
Product revenues to external customers	$95,189	$77,333	$—	$172,522
Service revenues to external customers	10,744	23,458	—	34,202

Total revenues to external customers	105,933	100,791	—	206,724
Operating income (loss)	21,215	15,763	(2,253)	34,725
For the six months ended November 30, 2017—Revised (2)
Product revenues to external customers	$86,206	$77,810	$—	$164,016
Service revenues to external customers	9,291	21,600	—	30,891

Total revenues to external customers	95,497	99,410	—	194,907
Operating income (loss)	17,446	19,198	(2,222)	34,422

(1)	Includes the elimination of intersegment transactions.
(2)

Segment revenues for the six months ended November 30, 2017 have been revised as discussed in Note 1. For the six months ended November 30, 2017, product revenues were reduced by $798,000 in the Food Safety segment and $1,343,000 in the Animal Safety segment; service revenues were unchanged in the Food Safety segment and reduced by $25,000 in the Animal Safety segment.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three Months ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues by Geographic Location
Domestic	$65,033	$62,452	$124,879	$122,588
International	42,065	38,246	81,845	72,319

Total revenue	107,098	100,698	206,724	194,907

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the

Company under the terms of our stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or 10 years. A summary of stock option activity during the six months ended November 30, 2018 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2018	2,497,124	$42.63
Granted	525,750	62.93
Exercised	(340,023)	29.49
Forfeited	(91,620)	45.87

Options outstanding November 30, 2018	2,591,231	48.40

During the three and six month periods ended November 30, 2018 and 2017, the Company recorded $1,400,000 and $1,264,000 and $2,831,000 and $2,666,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value per share of stock options granted during fiscal year 2018 and fiscal 2019, estimated on the date of grant using the Black-Scholes option pricing model, was $14.47 and $14.91, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY 2019	FY 2018
Risk-free interest rate	2.6%	1.6%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	27.0%	27.2%
Expected option life	3.5 years	4.0 years

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

On August 1, 2018, the Company acquired the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004 and this acquisition gives the Company access to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and approximately $1.3 million of contingent consideration, due at the end of each of the first five years, based on an excess net sales formula. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current deferred tax liability of $426,000, non-amortizable intangible assets of $750,000, intangible assets of $1,100,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. Manufacturing of these products was moved to the Company’s Lansing, Michigan location in October, reporting within the Food Safety segment.

On September 4, 2018, the Company acquired the assets of Livestock Genetic Services, LLC, a Virginia-based company that specializes in genetic evaluations and data management for cattle breeding organizations. Livestock Genetic Services has been a long-time strategic partner of Neogen and the acquisition will enhance the Company’s in-house genetic evaluation capabilities. Consideration for the purchase was $1,100,000 in cash, with $700,000 paid at closing and $400,000 payable to the former owner on September 1, 2019, and approximately $385,000 of contingent consideration, payable over the next three years. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included office equipment of $15,000, contingent consideration accrual of $385,000, intangible assets of $860,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. Services provided by this company are now performed at the Company’s Lincoln, Nebraska location, reporting within the Animal Safety segment.

7. LONG TERM DEBT

We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended on November 30, 2018 to extend the maturity from September 30, 2019 to September 30, 2021. There were no advances against the line of credit during fiscal 2018 and there have been none thus far in fiscal 2019; there was no balance outstanding at November 30, 2018. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 3.51% at November 30, 2018). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2018.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $38,000 to $74,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at November 30, 2018 and May 31, 2018, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities, and the remainder is recorded within other non-current liabilities on the consolidated balance sheets. During the second quarter of fiscal 2019, the Company’s environmental consultant performed an updated Corrective Measures Study on the Randolph site, per a request from the Wisconsin Department of Natural Resources. Based on the results of the study, the Company plans to continue the current remediation and monitoring program, with no changes proposed.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

9. STOCK PURCHASE

In October 2018, the Company’s Board of Directors passed a resolution canceling the Company’s prior stock buyback program, which had been approved in December 2008, and authorized a new program to purchase, subject to market conditions, up to 3,000,000 shares of the Company’s common stock. As of November 30, 2018, there had been no purchases of common stock in the current fiscal year under either program. In December 2018, the Company purchased 50,000 shares under the new program in negotiated and open market transactions for a total price, including commissions, of $3,134,727. Shares purchased under the program have been retired.

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

Executive Overview

•

Consolidated revenues were $107.1 million in the second quarter of fiscal 2019, an increase of 6% compared to $100.7 million in the second quarter of fiscal 2018. Organic sales in the second quarter also increased 6%. For the six month period, consolidated revenues were $206.7 million, an increase of 6% compared to $194.9 million in the same period in the prior fiscal year. On a year to date basis, organic sales increased 5%.

•

Food Safety segment sales were $53.8 million in the second quarter of the current fiscal year, an increase of 9% compared to $49.2 million in the same period of the prior year. Organic sales in this segment also increased 9%, with a minor contribution from the August 1, 2018 acquisition of Clarus Labs. For the year to date, Food Safety segment sales were $105.9 million, an increase of 11% compared to $95.5 million in the same period of the prior fiscal year; the organic sales increase was also 11%.

•

Animal Safety segment sales were $53.3 million in the second quarter of fiscal 2019, an increase of 4% compared to $51.5 million in the second quarter of fiscal 2018. Organic sales in this segment also increased 4% in the second quarter, with a minor contribution from the September 1, 2018 acquisition of Livestock Genetic Services. For the six month period, Animal Safety segment sales were $100.8 million, an increase of 1% compared to $99.4 million in the same period a year ago. Year to date organic sales were flat, after excluding three months of the September 1, 2017 acquisition of Neogen Australasia and one month of the Livestock Genetic Services acquisition.

•

International sales in the second quarter of fiscal 2019 were 39% of total sales compared to 38% of total sales in the second quarter of fiscal 2018. For the year to date, fiscal 2019 international sales were 40% of total sales compared to 37% of total sales in the same period of the prior year.

•

Our effective tax rate in the second quarter was 18.5% compared to an effective tax rate of 10.0% in the prior year second quarter; the fiscal 2019 year to date effective tax rate was 15.1% compared to the year to date effective tax rate of 19.8% in the prior fiscal year. The U.S. statutory rate is 21% in the current fiscal year and was 35% in the first six months of fiscal 2018. Differences from the statutory rate are primarily due to tax deductions resulting from stock option exercises, provisions included in the corporate tax reform, and state and local taxes.

•

Net income for the quarter ended November 30, 2018 was $16.1 million, or $0.31 per diluted share, a decrease of 6% compared to $17.1 million, or $0.33 per share in the same period in the prior year. For the year to date, net income was $31.3 million, or $0.60 per share, an increase of 8% compared to prior year to date net income of $29.0 million, or $0.56 per diluted share.

•	Cash provided from operating activities in the first six months of fiscal 2019 was $32.6 million, compared to $27.4 million in the first half of fiscal 2018.

Neogen’s results reflect an increase in international sales of 10% in the second quarter of fiscal 2019 and 13% for the year to date, each compared to the same respective periods in the prior year. We continue to focus on increasing our presence and market share throughout the world, while also integrating recent international acquisitions into our product portfolio. Sales fluctuations in the three and six month periods of fiscal 2019 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended		Six Months Ended
	November 30, 2018		November 30, 2018
	Revenue % Increase/(Decrease) USD	Revenue % Increase/(Decrease) Local Currency	Revenue % Increase USD	Revenue % Increase Local Currency
Neogen Europe (including Lab M & Quat-Chem)	8%	10%	13%	13%
Neogen do Brasil (including Deoxi & Rogama)	6%	29%	23%	48%
Neogen Latinoamerica	(7)%	(2)%	9%	15%
Neogen China	1%	6%	4%	6%
Neogen India	83%	105%	81%	99%

Currency translations reduced revenues by approximately $2.0 million in the second quarter of fiscal 2019 compared to the same quarter a year ago, primarily due to increased strength of the U.S. dollar relative to the Brazilian real, the British pound, and the Mexican peso. For the year to date, currency translations reduced revenues by approximately $3.3 million compared to the prior year.

The increase in revenues at Neogen Europe was led by a 30% increase in sales of genomics services, primarily in the porcine and bovine markets; genomics sales increased 28% for the year to date. Neogen Europe also had strong sales of our products to detect spoilage organisms in processed foods, due to equipment placements, and Listeria Right Now. At Neogen do Brasil, sales of natural toxins test kits increased 62% and 73% for the three and six months, respectively, both compared to the same periods a year ago, as we continued to gain significant new business testing for the presence of aflatoxin in corn. Sales of forensic test kits increased 166% in the second quarter and year to date sales more than tripled over the prior year due to increased demand from commercial laboratories located in Brazil and business that shifted from U.S. labs to labs in Brazil.

Service revenue was $17.5 million in the second quarter of fiscal 2019, an increase of 8% over prior year second quarter revenues of $16.2 million, including a minor contribution from the September 2018 acquisition of Livestock Genetics Services. For the six month period, service revenue was $34.2 million, an increase of 11% over prior year revenues of $30.9 million. Year to date revenues were aided by the Livestock Genetics Services acquisition and the September 2017 acquisition of Neogen Australasia. The growth was led by increases in sales of genomic services to the global beef markets, and porcine markets in Europe.

Revenues

	Three Months Ended November 30,
	2018	2017	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,571	$18,989	$1,582	8%
Bacterial & General Sanitation	10,822	9,324	1,498	16%
Culture Media & Other	12,191	11,041	1,150	10%
Rodenticides, Insecticides & Disinfectants	5,943	6,126	(183)	(3)%
Genomics Services	4,223	3,726	497	13%

	$53,750	$49,206	$4,544	9%
Animal Safety
Life Sciences	$1,891	$2,394	$(503)	(21)%
Veterinary Instruments & Disposables	11,683	11,687	(4)	0%
Animal Care & Other	9,064	8,237	827	10%
Rodenticides, Insecticides & Disinfectants	18,673	17,786	887	5%
Genomics Services	12,037	11,388	649	6%

	$53,348	$51,492	$1,856	4%

Total Revenues	$107,098	$100,698	$6,400	6%

	Six Months Ended November 30,
	2018	2017	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$39,409	$38,153	$1,256	3%
Bacterial & General Sanitation	21,288	18,443	2,845	15%
Culture Media & Other	24,408	21,173	3,235	15%
Rodenticides, Insecticides & Disinfectants	12,569	10,817	1,752	16%
Genomics Services	8,259	6,911	1,348	20%

	$105,933	$95,497	$10,436	11%
Animal Safety
Life Sciences	$3,971	$4,820	$(849)	(18)%
Veterinary Instruments & Disposables	22,087	22,174	(87)	0%
Animal Care & Other	15,617	15,649	(32)	0%
Rodenticides, Insecticides & Disinfectants	35,664	35,167	497	1%
Genomics Services	23,452	21,600	1,852	9%

	$100,791	$99,410	$1,381	1%

Total Revenues	$206,724	$194,907	$11,817	6%

Food Safety

Natural Toxins, Allergens & Drug Residues – Sales in this category increased 8% and 3% for the three and six month periods ended November 30, 2018, respectively, compared to the same periods in the prior year. For the second quarter, natural toxin test kit revenues increased 17%, due to strong sales of aflatoxin test kits in Brazil and DON test kits and readers in Canada, and sales of our allergens product line increased 6%. This was partially offset by a 6% decrease in dairy drug residue test kits caused by lower demand in Europe and timing of distributor orders.

Bacterial & General Sanitation – Revenues in this category increased 16% in the second quarter and 15% for the year to date, both compared to the same periods in the prior year. In the second quarter, sales of test kits to detect pathogens increased 24%, as we continued to gain new business with our Listeria Right Now test kit that launched in fiscal 2018. Sales of products to detect spoilage organisms in processed foods increased 24%, due to equipment placements and related consumables, and sales of our AccuPoint sanitation monitoring product line increased 6%.

Culture Media & Other – Sales in this category increased 10% in the quarter ended November 30, 2018 compared to the second quarter in the prior year; the year to date increase is 15%. In the second quarter, sales of Neogen Culture Media, formerly marketed as the Acumedia and Lab M brands, increased 8%, aided in part by the August 2018 acquisition of Clarus Labs, which consists of the Colitag product and reports in the culture media product line. This category also includes forensic test kits sold within Brazil, which increased significantly in both the second quarter and for the year to date due to increased demand from commercial laboratories in that country and a shift in business from labs in the U.S. to labs in Brazil.

Rodenticides, Insecticides & Disinfectants – Revenues in this category decreased 3% in the second quarter of fiscal 2019 compared to the same period a year ago, due to order timing of rodenticides from customers in Mexico, as those sales were strong in the first quarter. Partially offsetting this were increases of disinfectant sales to customers in Europe, China and India. Year to date revenues increased 16% due to the strength of rodenticide sales in Mexico. The year to date increase also included the final shipment of a large insecticide order in the first quarter to a government health organization in Brazil; we do not believe this business, which was part of a bid won in fiscal 2018, will recur in fiscal 2019.

Genomics Services – Sales in this category increased 13% and 20% for the three and six month periods ended November 30, 2018, respectively. The increase came primarily from higher sales in the European porcine and bovine markets; lower sales in Mexico partially offset this increase due to a large research project completed in the second quarter of fiscal 2018 that did not recur in the current year.

Animal Safety

Life Sciences – Sales in this category decreased 21% in the second quarter, as compared to the same period in the prior year, as a portion of forensic test kit sales shifted to our operations in Brazil. The products were formerly served by our Animal Safety operation in Lexington, KY. For the year to date, the decrease in this product line is 18%.

Veterinary Instruments & Disposables – Revenues in this category were flat compared to the prior year, for both the three and six month periods ended November 30, 2018. Protective wear sales decreased 25% in the second quarter, resulting from poor economic conditions in the dairy market; this decline was offset by a 7% increase in veterinary instruments sales, led by strength in needles and syringes.

Animal Care & Other – Sales of these products increased 10% in the second quarter but were flat for the year to date. For the second quarter, the growth was led by small animal supplements, which rose 49%, and antibiotics, up 24% due to order timing from a large distributor. The increase in the second quarter was offset by an overall decrease in the first quarter, primarily due to order timing from large distributors.

Rodenticides, Insecticides & Disinfectants – Revenues in this category increased 5% and 1% for the three and six month periods ended November 30, 2018, respectively. In the second quarter, insecticides sales increased 22% due to new private label business and increased demand in the U.S. Cleaners and disinfectants increased 7%, due to market share gains in the U.S., while rodenticide sales were flat, with new business earned offset by the loss of toll manufacturing business from the prior year.

Genomics Services – Sales in this category increased 6% in the second quarter and 9% for the year to date period, both compared to the prior year; the year to date increase was aided by three months of sales from the September 2017 acquisition of Neogen Australasia. For both the three and six month periods, growth in the beef cattle markets was offset by revenue decreases in U.S. poultry and porcine markets, resulting from a shift to lower priced chips and services.

Gross Margin

Gross margin was 46.7% in the second quarter of fiscal 2019 compared to 47.9% in the same quarter a year ago. The decline in gross margin is due to product mix within the Animal Safety segment, with higher revenue increases on product lines with lower gross margins than the historical average within this segment. Gross margin for the six month period ended November 30, 2018 was 46.8% compared to 47.8% in the same period of the prior year, for the same reasons.

Operating Expenses

Operating expenses were $31.8 million in the second quarter, compared to $30.3 million in the same quarter of the prior year, an increase of $1.5 million, or 5%. Sales and marketing expenses increased $1.7 million, or 10%, primarily due to increases in salaries and related personnel costs, shipping expense, and bad debt expense due to the prior year reversal of reserves for collected receivables. General and administrative expense decreased $370,000, or 4%, which includes recognition of $240,000 of state economic incentive credits in the current quarter; no credits were recognized in the second quarter of the prior year. The largest increases in general and administrative were salaries, stock option expense, and recruiting fees, offset by a decrease in outside contracted services related to IT projects, and lower amortization expense due to one-time adjustments related to acquisition valuations recorded in the second quarter of the prior year. Research and development expense increased $200,000, or 7%, led by increases in salaries and personnel related costs. For the year to date, operating expenses increased $3.3 million, or 6%.

Operating Income

Operating income was $18.2 million in the second quarter of fiscal 2019, compared to $18.0 million in the same period of the prior year; year to date operating income was $34.7 million compared to $34.4 million in the prior year. Expressed as a percentage of sales, operating income was 17.0% for the second quarter and 16.8% for the year to date, compared to 17.9% and 17.7%, respectively, in the prior year. The decline in operating margin percentage for each period in the current fiscal year was the result of the lower gross margin percentage.

Other Income

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(dollars in thousands)	2018	2017	2018	2017
Interest income (net of expense)	$1,028	$429	$1,955	$798
Foreign currency transactions	(72)	497	(458)	962
Royalty income	37	75	59	75
Deoxi contingent consideration	—	(50)	(9)	(99)
Quat-Chem contingent consideration	422	—	422	—
Other	40	104	144	131

Total Other Income	$1,455	$1,055	$2,113	$1,867

The increase in interest income in both the three and six month periods of fiscal 2019 compared to the same periods a year ago was the result of higher cash and marketable securities balances and rising interest rates on those balances. Other income resulting from foreign currency transactions was primarily the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Income Tax Expense

Income tax expense in the second quarter of fiscal 2019 was $3.7 million, an effective tax rate of 18.5% compared to $1.9 million, an effective tax rate of 10.0%, in the same period of the prior year. Corporate tax reform enacted in December 2017 reduced the U.S. statutory income tax rate from 35% to 21%. The second quarter of the prior year included a credit of $3.8 million to federal income tax expense for tax benefits resulting from the exercise of stock options; this credit was $484,000 in the current year second quarter. The timing of stock option exercises by quarter is due to a tranche of options that expired in the first quarter of fiscal 2019; a different tranche expired in the second quarter in fiscal 2018. For the first six months of fiscal 2019, income tax expense was $5.6 million compared to $7.2 million in the prior year; the year to date effective tax rate was 15.1%, compared to an effective tax rate of 19.8% in the prior fiscal year. For the year to date period, the Company recorded a total credit of $2.8 million to federal income tax expense for tax benefits resulting from the exercise of stock options, compared to $4.2 million in the prior year.

Net Income

Net income was $16.1 million in the second quarter of fiscal 2019, compared to $17.1 million in the same period in the prior year. Earnings in the prior year quarter included $4.2 million in tax benefits resulting from the exercise of stock options; this benefit was $484,000 in the current year quarter. For the year to date, net income increased 8% from $29.0 million to $31.3 million; six month net income was favorably impacted by corporate tax reform, partially offset by lower overall benefit from the exercise of stock options.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $241.0 million at November 30, 2018, compared to $210.8 million at May 31, 2018. Approximately $32.6 million was generated from operations during the first six months of fiscal 2019. Net cash proceeds of $10.3 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first six months of fiscal 2019. We spent $6.7 million for property, equipment and other non-current assets in the first six months of fiscal 2019.

Accounts receivable balances were $82.3 million at November 30, 2018, an increase of $3.2 million, compared to $79.1 million at May 31, 2018. Days sales outstanding, a measurement of the time it takes to collect receivables, were 63 days at November 30, 2018, compared to 64 days at August 31, 2018 and 60 days at May 31, 2018; the increase in the current year is attributable to the higher levels of sales at our international operations, which generally take more time to collect. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Net inventory balances were $79.5 million at November 30, 2018, an increase of $3.5 million, or 5%, compared to a May 31, 2018 balance of $76.0 million; the increase is attributable to our increased revenues. We actively monitor our inventory levels and balance the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. We have continued with our active programs to improve our turnover in fiscal 2019.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that our existing cash and marketable securities balances at November 30, 2018, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at November 30, 2018) and short-term investments.

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

Neogen has assets, liabilities and operations outside of the United States, located in Scotland, England, Brazil, Mexico, China, India, Canada, and Australia where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Chinese yuan, Indian rupee, Canadian dollar and the Australian dollar, respectively, and transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018 was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our controls over financial reporting were identified as having occurred during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.

Item 6. Exhibits

(a) Exhibit Index

3	Articles of Incorporation, as restated

10	Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JPMorgan Chase N.A. (incorporated by reference to Exhibit 10.A to the registrant’s Form 8-K filed on December 6, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: December 28, 2018

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: December 28, 2018

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)