Form 10-Q
period 2019-02-28
NEOGEN CORP
filed 2019-03-29
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019.

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

As of February 28, 2019, there were 52,120,422 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share and

per share amounts)

	February 28, 2019	May 31, 2018
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$93,576	$83,074
Marketable securities (at fair value, which approximates cost)	153,104	127,736
Accounts receivable, less allowance of $1,700 and $1,550	80,011	79,086
Inventories	84,870	76,005
Prepaid expenses and other current assets	11,041	9,888

Total Current Assets	422,602	375,789
Net Property and Equipment	76,453	73,069
Other Assets
Goodwill	104,077	99,558
Other non-amortizable intangible assets	15,658	14,783
Amortizable customer-based intangibles, net of accumulated amortization of $27,184 and $24,579 at February 28, 2019 and May 31, 2018, respectively	30,007	31,841
Other non-current assets, net of accumulated amortization of $12,304 and $12,470 at February 28, 2019 and May 31, 2018, respectively	23,788	22,969

Total Assets	$672,585	$618,009

Liabilities and Equity
Current Liabilities
Accounts payable	$18,952	$20,750
Accrued compensation	5,391	6,065
Income taxes	—	165
Other accruals	9,925	11,708

Total Current Liabilities	34,268	38,688
Deferred Income Taxes	14,211	14,103
Other Non-Current Liabilities	4,190	5,043

Total Liabilities	52,669	57,834
Commitments and Contingencies (Note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 52,120,422 and 51,735,732 shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively	8,339	8,278
Additional paid-in capital	217,274	202,572
Accumulated other comprehensive loss	(9,129)	(9,746)
Retained earnings	403,432	359,071

Total Stockholders’ Equity	619,916	560,175

Total Liabilities and Equity	$672,585	$618,009

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Revenues
Product revenues	$77,375	$77,184	$249,897	$241,200
Service revenues	20,325	17,719	54,527	48,611

Total Revenues	97,700	94,903	304,424	289,811
Cost of Revenues
Cost of product revenues	41,902	40,283	132,157	124,520
Cost of service revenues	11,170	10,019	30,877	27,517

Total Cost of Revenues	53,072	50,302	163,034	152,037

Gross Margin	44,628	44,601	141,390	137,774
Operating Expenses
Sales and marketing	16,722	16,572	52,454	49,442
General and administrative	10,018	9,280	30,337	29,096
Research and development	3,249	2,836	9,235	8,901

Total Operating Expenses	29,989	28,688	92,026	87,439

Operating Income	14,639	15,913	49,364	50,335
Other Income
Interest income	1,335	524	3,290	1,322
Other income	649	844	807	1,913

Total Other Income	1,984	1,368	4,097	3,235

Income Before Taxes	16,623	17,281	53,461	53,570
Provision for Income Taxes	3,550	700	9,100	7,900

Net Income	13,073	16,581	44,361	45,670
Net (Income) Loss Attributable to Non-Controlling Interest	—	5	—	(70)

Net Income Attributable to Neogen	$13,073	$16,586	$44,361	$45,600

Net Income Attributable to Neogen Per Share
Basic	$0.25	$0.32	$0.86	$0.89

Diluted	$0.25	$0.32	$0.85	$0.88

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Net income	$13,073	$16,581	$44,361	$45,670
Other comprehensive income, net of tax: currency translation adjustments	3,105	1,163	617	1,900

Comprehensive income	16,178	17,744	44,978	47,570
Comprehensive (income) loss attributable to non-controlling interest	—	5	—	(70)

Comprehensive income attributable to Neogen Corporation	$16,178	$17,749	$44,978	$47,500

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statement of Equity (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance at May 31, 2018	51,736	$8,278	$202,572	$(9,746)	$359,071	$560,175
Issuance of shares under share-based compensation plan	251	40	8,433	—	—	8,473
Issuance of shares under employee stock purchase plan	8	2	517	—	—	519
Net income for the three months ended August 31, 2018	—	—	—	—	15,237	15,237
Other comprehensive (loss)	—	—	—	(2,778)	—	(2,778)

Balance at August 31, 2018	51,995	$8,320	$211,522	$(12,524)	$374,308	$581,626

Issuance of shares under share-based compensation plan	87	14	4,093	—	—	4,107
Net income for the three months ended November 30, 2018	—	—	—	—	16,051	16,051
Other comprehensive income	—	—	—	290	—	290

Balance at November 30, 2018	52,082	$8,334	$215,615	$(12,234)	$390,359	$602,074

Issuance of shares under share-based compensation plan	78	12	4,146	—	—	4,158
Issuance of shares under employee stock purchase plan	10	1	640	—	—	641
Shares repurchased	(50)	(8)	(3,127)	—	—	(3,135)
Net income for the three months ended February 28, 2019	—	—	—	—	13,073	13,073
Other comprehensive income	—	—	—	3,105	—	3,105

Balance at February 28, 2019	52,120	$8,339	$217,274	$(9,129)	$403,432	$619,916

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended February 28,
	2019	2018
Cash Flows From Operating Activities
Net Income	$44,361	$45,670
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,028	12,682
Share-based compensation	4,137	3,692
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(898)	(4,013)
Inventories	(8,745)	(3,859)
Prepaid expenses and other current assets	(1,463)	(7,316)
Accounts payable, accruals and other changes	(7,455)	(280)

Net Cash From Operating Activities	42,965	46,576
Cash Flows From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(11,877)	(16,297)
Proceeds from the sale of marketable securities	290,827	211,327
Purchases of marketable securities	(316,195)	(255,348)
Business acquisitions, net of cash acquired	(6,388)	(468)

Net Cash Used In Investing Activities	(43,633)	(60,786)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	13,752	18,916
Repurchase of common stock	(3,135)	—

Net Cash From Financing Activities	10,617	18,916
Effect of Exchange Rate on Cash	553	(207)

Net Increase In Cash and Cash Equivalents	10,502	4,499
Cash and Cash Equivalents, Beginning of Period	83,074	77,567

Cash and Cash Equivalents, End of Period	$93,576	$82,066

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended February 28, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2019. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02—Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Modified retrospective application is required with certain practical expedients. We will adopt this ASU on June 1, 2019 and are currently in the process of evaluating our lessee and lessor arrangements to determine the impact of this pronouncement on our consolidated financial condition and results of operations. This evaluation includes a review of revenue through leasing arrangements as well as lease expenses, which primarily result from operating lease arrangements at most of our facilities.

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

Marketable Securities

The Company has marketable securities held by banks or broker-dealers at February 28, 2019, consisting of short-term domestic certificates of deposit and commercial paper rated at least A1/P1 (short-term) and A/A2 (long-term) with maturities between 91 days and two years. These securities are classified as available for sale. The primary objective of our short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value (that approximates cost) based on recent trades of similar securities or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within Other Income on the consolidated statements of income.

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

There have been no significant changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018, except for the new revenue recognition standard the Company adopted effective June 1, 2018. See the below sections Revenue Recognition and Recently Adopted Accounting Standards for further information on revenue recognition.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Tax Act also includes a provision to tax global intangible low taxed income (“GILTI”) of foreign subsidiaries, which became effective for us beginning June 1, 2018. In the fourth quarter of fiscal 2018, we recorded an estimated net charge of $4.8 million related to the Tax Act, due to the impact of the reduction in the tax rate on deferred tax assets and liabilities of $6.0 million, partially offset by $1.2 million of one-time transition tax on the deemed repatriation of foreign earnings. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, these charges and benefits were recorded based on reasonable estimates and were subject to revisions as we completed our analysis of the Tax Act, collected and prepared necessary data, and interpreted any additional guidance issued by the Internal Revenue Service. Prior to December 22, 2018, immaterial adjustments to these provisions were recorded to income tax expense, within the measurement period under SAB 118.

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

Essentially all of our revenue is generated through contracts with our customers. A performance obligation is a promise in a contract to transfer a product or service to a customer. We generally recognize revenue at a point in time when all of our performance obligations under the terms of a contract are satisfied. With the adoption of Topic 606, revenue is recognized upon transfer of control of promised products and services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The collectability of consideration on the contract is reasonably assured before revenue is recognized. To the extent that customer payment has been received before all recognition criteria are met, these revenues are initially deferred in other accruals on the balance sheet and the revenue is recognized in the period that all recognition criteria have been met. In certain situations, we provide rebates, marketing support, credits or incentives to select customers, which are accounted for as variable consideration when estimating the amount of revenue to recognize on a contract. Variable consideration reduces the amount of revenue that is recognized. These variable consideration estimates are updated at the end of each reporting period based on information currently available.

The performance obligations in our contracts are generally satisfied well within one year of contract inception. In such cases, we have elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. The Company accounts for shipping and handling for products as a fulfillment activity when goods are shipped. Revenue is recognized net of any tax collected from customers; the taxes are subsequently remitted to governmental authorities. The Company’s terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. These situations are infrequent; due to immateriality of the amount, warranty claims are recorded in the period incurred.

We derive revenue from two primary sources — product revenue and service revenue.

Product revenue consists primarily of shipments of:

•	Diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation;

•	Consumable products marketed to veterinarians retailers, livestock producers and animal health product distributors; and

•	Rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Revenues for our products are recognized and invoiced when the product is shipped to the customer.

Service revenue consists primarily of:

•	Genomic identification and related interpretive bioinformatic services; and

•	Other commercial laboratory services.

Revenues for our genomics and commercial laboratory services are recognized and invoiced when the applicable laboratory service is performed and the results are conveyed to the customer.

Payment terms for products and services are generally 30 to 60 days.

The following table presents disaggregated revenue by major product and service categories for the three and nine months ended February 28, 2019 and 2018:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,612	$16,807	$58,021	$54,960
Bacterial & General Sanitation	9,519	8,992	30,807	27,435
Culture Media & Other	11,893	10,179	36,302	31,353
Rodenticides, Insecticides & Disinfectants	5,953	7,359	18,521	18,175
Genomics Services	5,136	3,976	13,395	10,887

	$51,113	$47,313	$157,046	$142,810
Animal Safety
Life Sciences	$1,823	$2,769	$5,794	$7,589
Veterinary Instruments & Disposables	10,682	10,630	32,769	32,804
Animal Care & Other	6,823	7,245	22,439	22,894
Rodenticides, Insecticides & Disinfectants	13,256	14,255	48,921	49,422
Genomics Services	14,003	12,691	37,455	34,292

	$46,587	$47,590	$147,378	$147,001

Total Revenues	$97,700	$94,903	$304,424	$289,811

Restatement of Previously Issued Financial Statements

The Company has historically classified certain variable consideration components resulting from volume rebates, distributor support, and other marketing discounts as cost of revenues or sales and marketing expense in our consolidated financial statements of income. These amounts should have been classified as contra revenue in product or service revenues. The Company had determined in prior periods that the misstatements were clearly immaterial, individually and in the aggregate, to each of the reporting periods affected. The Company began properly classifying these items as contra revenues beginning in the three month period ended August 31, 2018, the first quarter of the Company’s current fiscal year, and has revised the prior year’s quarter and year to date periods to conform to the current period presentation. These immaterial adjustments had no impact on our operating income, income before taxes, net income or reported earnings per share, and no change to stockholders’ equity.

The effects of the revisions on the line items within our unaudited consolidated statements of income for the three and nine months ended February 28, 2018 are as follows:

	Three Months Ended			Nine Months Ended
	February 28, 2018			February 28, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Revenues
Product revenues	$78,142	$(958)	$77,184	$244,298	$(3,098)	$241,200
Service revenues	17,750	(31)	17,719	48,667	(56)	48,611

Total revenues	95,892	(989)	94,903	292,965	(3,154)	289,811
Cost of revenues
Cost of product revenues	40,352	(69)	40,283	124,785	(265)	124,520
Cost of service revenues	10,019	—	10,019	27,517	—	27,517

Total cost of revenues	50,371	(69)	50,302	152,302	(265)	152,037
Gross margin	45,521	(920)	44,601	140,663	(2,889)	137,774
Operating expenses
Sales and marketing	17,492	(920)	16,572	52,331	(2,889)	49,442
Total operating expenses	29,608	(920)	28,688	90,328	(2,889)	87,439
Operating income	15,913	—	15,913	50,335	—	50,335

Presented below are the effects of the revisions on the line items within our previously issued consolidated statements of income for the years ended May 31, 2018 and 2017. Revised consolidated statements of income related to these periods are presented in this Form 10-Q and the Form 10-K to be filed in the succeeding period of this fiscal year.

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

The revisions had no impact on our audited consolidated balance sheets as of May 31, 2018 and 2017 and no impact on our unaudited consolidated statements of equity or unaudited consolidated statements of cash flows for the three and nine month periods ended February 28, 2018.

2. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

	February 28, 2019	May 31, 2018
	(in thousands)
Raw materials	$38,944	$36,702
Work-in-process	6,758	5,993
Finished and purchased goods	39,168	33,310

	$84,870	$76,005

3. NET INCOME PER SHARE

The calculation of net income per share attributable to Neogen Corporation follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$13,073	$16,586	$44,361	$45,600
Denominator for basic net income per share:
Weighted average shares	52,071	51,537	51,849	51,253
Effect of dilutive stock options	401	700	599	761

Denominator for diluted net income per share	52,472	52,237	52,448	52,014
Net income attributable to Neogen per share:
Basic	$0.25	$0.32	$0.86	$0.89

Diluted	$0.25	$0.32	$0.85	$0.88

4. SEGMENT INFORMATION AND GEOGRAPHIC DATA

We have two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians retailer, livestock producers and animal health product distributors; this segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Our international operations in the United Kingdom, Mexico, Brazil, China and India originally focused on selling the Company’s Food Safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management and are reported through the Food Safety segment.

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended February 28, 2019
Product revenues to external customers	$44,790	$32,585	$—	$77,375
Service revenues to external customers	6,323	14,002	—	20,325

Total revenues to external customers	51,113	46,587	—	97,700
Operating income (loss)	8,339	7,338	(1,038)	14,639
Total assets	204,570	221,335	246,680	672,585
As of and for the three months ended February 28, 2018 - Revised (2)
Product revenues to external customers	$42,286	$34,898	$—	$77,184
Service revenues to external customers	5,027	12,692	—	17,719

Total revenues to external customers	47,313	47,590	—	94,903
Operating income (loss)	8,258	8,493	(838)	15,913
Total assets	188,075	215,371	192,155	595,601

(1)

Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

(2)

Revenues for the three months ended February 28, 2018 have been revised as discussed in Note 1. For the three months ended February 28, 2018, product revenues were reduced by $332,000 in the Food Safety segment and $626,000 in the Animal Safety segment; service revenues were unchanged in the Food Safety segment and were reduced by $31,000 in the Animal Safety segment.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
For the nine months ended February 28, 2019
Product revenues to external customers	$139,979	$109,918	$—	$249,897
Service revenues to external customers	17,067	37,460	—	54,527

Total revenues to external customers	157,046	147,378	—	304,424
Operating income (loss)	29,554	23,101	(3,291)	49,364
For the nine months ended February 28, 2018 - Revised (2)
Product revenues to external customers	$128,491	$112,709	$—	$241,200
Service revenues to external customers	14,319	34,292	—	48,611

Total revenues to external customers	142,810	147,001	—	289,811
Operating income (loss)	25,704	27,691	(3,060)	50,335

(1)	Includes the elimination of intersegment transactions.
(2)

Revenues for the nine months ended February 28, 2018 have been revised as discussed in Note 1. For the nine months ended February 28, 2018, product revenues were reduced by $1,130,000 in the Food Safety segment and $1,968,000 in the Animal Safety segment; service revenues were unchanged in the Food Safety segment and reduced by $56,000 in the Animal Safety segment.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three Months ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues by Geographic Location
Domestic	$57,422	$57,825	$182,298	$180,414
International	40,278	37,078	122,126	109,397

Total revenue	97,700	94,903	304,424	289,811

5. EQUITY COMPENSATION PLANS

Qualified and non-qualified options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of our stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the nine months ended February 28, 2019 follows:

	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2018	2,497,124	$42.63
Granted	526,750	62.92
Exercised	(418,598)	30.76
Forfeited	(105,835)	46.50

Options outstanding February 28, 2019	2,499,441	48.78

During the three and nine month periods ended February 28, 2019 and 2018, the Company recorded $1,306,000 and $1,026,000 and $4,137,000 and $3,692,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value per share of stock options granted during fiscal years 2019 and fiscal 2018, estimated on the date of grant using the Black-Scholes option pricing model, was $14.91 and $14.44, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

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

On August 1, 2018, the Company acquired the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004 and this acquisition gives the Company access to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and approximately $1.3 million of contingent consideration, due semiannually for the first five years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current deferred tax liability of $426,000, non-amortizable intangible assets of $878,000, intangible assets of $1,487,000 (with an estimated life of 5-15 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. In February 2019, $90,000 was paid to the former owners as contingent consideration from the accrual. Manufacturing of these products was moved to the Company’s Lansing, Michigan location in October 2018, reporting within the Food Safety segment.

On September 4, 2018, the Company acquired the assets of Livestock Genetic Services, LLC, a Virginia-based company that specializes in genetic evaluations and data management for cattle breeding organizations. Livestock Genetic Services has been a long-time strategic partner of Neogen and the acquisition will enhance the Company’s in-house genetic evaluation capabilities. Consideration for the purchase was $1,100,000 in cash, with $700,000 paid at closing and $400,000 payable to the former owner on September 1, 2019, and approximately $385,000 of contingent consideration, payable over the next three years. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included office equipment of $15,000, contingent consideration accrual of $385,000, intangible assets of $860,000 (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. Services provided by this operation are now performed at the Company’s Lincoln, Nebraska location, reporting within the Animal Safety segment.

On January 1, 2019, the Company acquired the assets of Edmonton, Alberta-based Delta Genomics Centre, an animal genomics laboratory in Canada. Delta’s laboratory operations were renamed Neogen Canada and the acquisition is intended to accelerate growth of the Company’s animal genomics business in Canada. Consideration for the purchase was $1,485,000 in cash. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $38,000, machinery and equipment of $371,000, unearned revenue liability of $125,000, intangible assets of $186,000 (with an estimated life of 5 to 10 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. Services provided by this operation continue to be performed in its current location, reporting within the Animal Safety segment.

7. LONG TERM DEBT

We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended on November 30, 2018 to extend the maturity from September 30, 2019 to September 30, 2021. There were no advances against the line of credit during fiscal 2018 and there have been none thus far in fiscal 2019; there was no balance outstanding at February 28, 2019. Interest on any borrowings is LIBOR plus 100 basis points (rate under the terms of the agreement was 3.58% at February 28, 2019). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2019.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company expenses annual costs of remediation, which have ranged from $38,000 to $74,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at February 28, 2019 and May 31, 2018, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities, and the remainder is recorded within other non-current liabilities on the consolidated balance sheets. During the second quarter of fiscal 2019, the Company’s environmental consultant performed an updated Corrective Measures Study on the Randolph site, per a request from the Wisconsin Department of Natural Resources. Based on the results of the study, the Company plans to continue the current remediation and monitoring program, with no changes proposed.

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

Executive Overview

•

Consolidated revenues were $97.7 million in the third quarter of fiscal 2019, an increase of 3% compared to $94.9 million in the third quarter of fiscal 2018. Organic sales in the third quarter also increased 3%. For the nine month period, consolidated revenues were $304.4 million, an increase of 5% compared to $289.8 million in the same period in the prior fiscal year. On a year to date basis, organic sales increased 4%.

•

Food Safety segment sales were $51.1 million in the third quarter of the current fiscal year, an increase of 8% compared to $47.3 million in the same period of the prior year. Organic sales in this segment also increased 8%, with a minor contribution from the August 1, 2018 acquisition of Clarus Labs. For the year to date, Food Safety segment sales were $157.0 million, an increase of 10% compared to $142.8 million in the same period of the prior fiscal year; the organic sales increase was also 10%.

•

Animal Safety segment sales were $46.6 million in the third quarter of fiscal 2019, a decrease of 2% compared to $47.6 million in the third quarter of fiscal 2018. Organic sales in this segment decreased 3% in the third quarter, with minor contributions from the September 1, 2018 acquisition of Livestock Genetic Services and the January 1, 2019 acquisition of Delta Genomics. For the nine month period, Animal Safety segment sales were $147.4 million, flat compared to $147.0 million in the same period a year ago. Year to date organic sales decreased 1%, after excluding three months of the September 1, 2017 acquisition of Neogen Australasia, six months of the Livestock Genetic Services acquisition and two months of the Delta Genomics acquisition.

•

International sales in the third quarter of fiscal 2019 were 41% of total sales compared to 39% of total sales in the third quarter of fiscal 2018. For the year to date, fiscal 2019 international sales were 40% of total sales compared to 38% of total sales in the same period of the prior year.

•

Our effective tax rate in the third quarter was 21.4% compared to an effective tax rate of 4.1% in the prior year third quarter; the fiscal 2019 year to date effective tax rate was 17.0% compared to the year to date effective tax rate of 14.7% in the prior fiscal year. The U.S. statutory rate is 21% in the current fiscal year and was 35% from June 1, 2017 until December 22, 2017, with the reminder of the prior fiscal year third quarter taxed at 21%. Differences from the statutory rate are primarily due to tax deductions resulting from stock option exercises, provisions included in the corporate tax reform, and state and local taxes. Additionally, the third quarter of the prior year included a favorable adjustment to income tax expense to adjust deferred tax balances due to the decrease in the U.S. statutory tax rate.

•

Net income for the quarter ended February 28, 2019 was $13.1 million, or $0.25 per diluted share, a decrease of 21% compared to $16.6 million, or $0.32 per share in the same period in the prior year. For the year to date, net income was $44.4 million, or $0.85 per diluted share, a decrease of 6% compared to prior year to date net income of $45.6 million, or $0.88 per share.

•	Cash provided from operating activities in the first nine months of fiscal 2019 was $43.0 million, compared to $46.6 million in the first three quarters of fiscal 2018.

Neogen’s results reflect an increase in international sales of 9% in the third quarter of fiscal 2019 and 12% for the year to date, each compared to the same respective period in the prior year. We continue to focus on increasing our presence and market share throughout the world, while also integrating recent international acquisitions into our product portfolio. Sales fluctuations in the three and nine month periods of fiscal 2019 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended February 28, 2019		Nine Months Ended February 28, 2019
	Revenue % Increase/(Decrease) USD	Revenue % Increase/(Decrease) Local Currency	Revenue % Increase USD	Revenue % Increase Local Currency
Neogen Europe (including Lab M & Quat-Chem)	11%	18%	12%	15%
Neogen do Brasil (including Deoxi & Rogama)	(9)%	5%	10%	31%
Neogen Latinoamerica	19%	22%	12%	17%
Neogen China	9%	15%	6%	9%
Neogen India	94%	115%	86%	104%

Currency translations reduced revenues by approximately $2.5 million in the third quarter of fiscal 2019 compared to the same quarter a year ago, primarily due to increased strength of the U.S. dollar relative to the Brazilian real, the British pound, the Australian dollar and the Mexican peso. For the year to date, currency translations reduced revenues by approximately $5.8 million compared to the prior year.

The increase in revenues at Neogen Europe for the third quarter of fiscal 2019 was led by an 18% increase in sales of genomics services, primarily in the porcine and bovine markets; genomics sales increased 24% for the year to date. Neogen Europe continues to have strong sales of test kits to detect deoxynivalenol (DON) in grain, due to increased testing after a DON outbreak in France’s wheat crops in the fall of 2018. At Neogen do Brasil, sales of natural toxins test kits increased 36% and 64% for the three and nine months, respectively, both compared to the same periods a year ago, as we gained significant new business testing for the presence of aflatoxin in corn. Sales of forensic test kits increased significantly in the third quarter and year to date over the prior year periods due to business that shifted from U.S. labs to labs in Brazil and increased demand from commercial laboratories located in Brazil. Neogen Latinoamerica’s third quarter sales increase of 19% was led by a 64% increase in sales of AccuPoint sanitation monitoring products, due to increased market share.

Service revenue was $20.3 million in the third quarter of fiscal 2019, an increase of 15% over prior year third quarter revenues of $17.7 million, including minor contributions from the acquisitions of Livestock Genetics Services and Delta Genomics. For the nine month period, service revenue was $54.5 million, an increase of 12% over prior year revenues of $48.6 million. Year to date revenues were aided by the Livestock Genetics Services and Delta Genomics acquisitions and the September 2017 acquisition of Neogen Australasia. The growth was led by increases in sales of genomic services to the global beef markets, and porcine and bovine markets in Europe.

Revenues

	Three Months Ended February 28,
	2019	2018	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,612	$16,807	$1,805	11%
Bacterial & General Sanitation	9,519	8,992	527	6%
Culture Media & Other	11,893	10,179	1,714	17%
Rodenticides, Insecticides & Disinfectants	5,953	7,359	(1,406)	(19)%
Genomics Services	5,136	3,976	1,160	29%

	$51,113	$47,313	$3,800	8%
Animal Safety
Life Sciences	$1,823	$2,769	$(946)	(34)%
Veterinary Instruments & Disposables	10,682	10,630	52	0%
Animal Care & Other	6,823	7,245	(422)	(6)%
Rodenticides, Insecticides & Disinfectants	13,256	14,255	(999)	(7)%
Genomics Services	14,003	12,691	1,312	10%

	$46,587	$47,590	$(1,003)	(2)%

Total Revenues	$97,700	$94,903	$2,797	3%

	Nine Months Ended February 28,
	2019	2018	Increase/ (Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$58,021	$54,960	$3,061	6%
Bacterial & General Sanitation	30,807	27,435	3,372	12%
Culture Media & Other	36,302	31,353	4,949	16%
Rodenticides, Insecticides & Disinfectants	18,521	18,175	346	2%
Genomics Services	13,395	10,887	2,508	23%

	$157,046	$142,810	$14,236	10%
Animal Safety
Life Sciences	$5,794	$7,589	$(1,795)	(24)%
Veterinary Instruments & Disposables	32,769	32,804	(35)	0%
Animal Care & Other	22,439	22,894	(455)	(2)%
Rodenticides, Insecticides & Disinfectants	48,921	49,422	(501)	(1)%
Genomics Services	37,455	34,292	3,163	9%

	$147,378	$147,001	$377	0%

Total Revenues	$304,424	$289,811	$14,613	5%

Food Safety

Natural Toxins, Allergens & Drug Residues – Sales in this category increased 11% and 6% for the three and nine month periods ended February 28, 2019, respectively, compared to the same periods in the prior year. For the third quarter, natural toxin test kit revenues increased 17%, due to new business for aflatoxin test kits in Brazil and DON test kits in the U.S. and France, the result of mild outbreaks. Sales of drug residue test kits, including dairy antibiotics, increased 8% and sales of our allergens product line increased 7%. For the year to date period, natural toxin test kit sales increased 12%, sales of our allergens product line increased 6% and sales of drug residue test kits decreased 7%, the result of lower demand in Europe.

Bacterial & General Sanitation – Revenues in this category increased 6% in the third quarter and 12% for the year to date, both compared to the same periods in the prior year. In the third quarter, sales of test kits to detect pathogens increased 16%, and rose 27% for the year to date, as we continued to gain new business with our Listeria Right Now test kit that launched in fiscal 2018, and sales of our AccuPoint sanitation monitoring product line increased 11% for both the quarter and year to date periods. Sales of products to detect spoilage organisms in processed foods decreased 6% in the third quarter, due to higher equipment placements in the prior year; for the nine month period, sales of this product line increased 7%.

Culture Media & Other – Sales in this category increased 17% in the quarter ended February 28, 2019 compared to the third quarter in the prior year; the year to date increase is 16%. In the third quarter, sales of Neogen Culture Media, formerly marketed as the Acumedia and Lab M brands, increased 5%, aided in part by the August 2018 acquisition of Clarus Labs, which consists of the Colitag product and reports in the culture media product line. This category also includes forensic test kits sold within Brazil, which increased significantly in both the third quarter and for the year to date periods due to a shift in business from labs in the U.S. to labs in Brazil and increased demand from commercial laboratories in that country.

Rodenticides, Insecticides & Disinfectants – Revenues in this category decreased 19% in the third quarter of fiscal 2019 compared to the same period a year ago, due to a large one-time sale in the prior year at Rogama in Brazil resulting from a government contract. Partially offsetting this were increases of disinfectant sales to customers in Europe, China and India. Year to date revenues increased 2%.

Genomics Services – Sales in this category increased 29% and 23% for the three and nine month periods, ended February 28, 2019, respectively. The increase for both the third quarter and year to date periods was primarily from higher sales in the European porcine and bovine markets; additionally, the third quarter benefited from a large research project with the Brazilian government.

Animal Safety

Life Sciences – Sales in this category decreased 34% in the third quarter, as compared to the same period in the prior year, as approximately $740,000 of forensic test kit sales shifted to our operations in Brazil, which are reported in the Food Safety Segment. The products were formerly served by our Animal Safety operation in Lexington, KY. Additionally, revenues for two large customers in the forensics market were down in the third quarter due to order timing. For the year to date, the decrease in this product line was 24%.

Veterinary Instruments & Disposables – Revenues in this category were flat compared to the prior year, for both the three and nine month periods ended February 28, 2019. Protective wear and consumables sales decreased 36% in the third quarter, resulting from continued poor economic conditions in the commercial dairy production market; this decline was offset by a 12% increase in veterinary instruments sales, led by strength in needles and syringes.

Animal Care & Other – Sales of these products decreased 6% in the third quarter and 2% for the year to date. Promotional programs with distributors are recorded as a contra revenue within this category. In the third quarter of the current fiscal year, several annual promotional programs ended and the final adjustments to estimates previously recorded resulted in a higher reduction of revenues than in the prior year. Partially offsetting these adjustments was a 13% increase in sales of vaccines.

Rodenticides, Insecticides & Disinfectants – Revenues in this category decreased 7% and 1% for the three and nine month periods ended February 28, 2019, respectively. In the third quarter, rodenticide sales decreased 28%, the result of poor weather conditions causing lower demand and a weak U.S. animal protein market partially caused by tariff issues; the year to date decrease was 6% due to the loss of toll manufacturing business from the first half of the prior year. Also in the third quarter, cleaner and disinfectant sales grew 18% due to increased demand from international customers. For the year to date, cleaner and disinfectant sales increased 4%.

Genomics Services – Sales in this category increased 10% in the third quarter and 9% for the year to date period, both compared to the prior year. The third quarter increase included minor contributions from the Livestock Genetics and Delta Genomics acquisitions while the year to date increase included those acquisitions and three months of sales from the September 2017 acquisition of Neogen Australasia. For both the three and nine month periods, growth in the beef cattle and companion animal markets was offset by revenue decreases in U.S. poultry and porcine markets, despite increases in sample volumes, resulting from a shift to lower priced chips and services.

Gross Margin

Gross margin was 45.7% in the third quarter of fiscal 2019 compared to 47.0% in the same quarter a year ago. The decline in gross margin for the three month period is due to stronger growth in our international markets, which were adversely impacted by currency fluctuations, and a shift in product mix within both the Food Safety and the Animal Safety segments, with higher revenue increases on product lines with lower gross margins than the historical averages within these segments. Gross margin for the nine month period ended February 28, 2019 was 46.4% compared to 47.5% in the same period of the prior year, for the same reasons.

Operating Expenses

Operating expenses were $30.0 million in the third quarter of fiscal 2019, compared to $28.7 million in the same quarter of the prior year, an increase of $1.3 million, or 5%. Sales and marketing expenses increased 1%, as increases in shipping and contracted services were almost entirely offset by lower promotional and advertising expenses. For the year to date, sales and marketing expenses have increased 6%. General and administrative expense increased $738,000, or 8%, for the third quarter, resulting from increases in share-based compensation expense, legal and professional fees, and training costs. For the year to date, general and administrative expenses have risen by 4%. Research and development expense increased $413,000, or 15%, primarily the result of contracted services supporting new product development. For the year to date, research and development expense has increased 4%, and overall operating expenses for the Company increased $4.6 million, or 5%.

Operating Income

Operating income was $14.6 million in the third quarter of fiscal 2019, compared to $15.9 million in the same period of the prior year; year to date operating income was $49.4 million compared to $50.3 million in the prior year. Expressed as a percentage of sales, operating income was 15.0% for the third quarter of fiscal 2019 compared to 16.8% in last year’s third quarter; for the year to date, operating income was 16.2%, compared to 17.4%, respectively, in the prior fiscal year. The decline in operating margin percentage for each period in the current fiscal year was primarily the result of the lower gross margin percentage, and to a lesser extent, operating expenses which rose at a rate greater than or equal to the rate of revenue growth.

Other Income

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(dollars in thousands)	2019	2018	2019	2018
Interest income (net of expense)	$1,335	$524	$3,290	$1,322
Foreign currency transactions	104	179	(354)	1,140
Royalty income	—	—	60	78
Deoxi contingent consideration	—	(49)	(9)	(148)
Quat-Chem contingent consideration	—	255	422	255
Other	545	459	688	588

Total Other Income	$1,984	$1,368	$4,097	$3,235

Income Tax Expense

Income tax expense in the third quarter of fiscal 2019 was $3.6 million, an effective tax rate of 21.4% compared to $0.7 million, an effective tax rate of 4%, in the same period of the prior year. In the third quarter of the prior year, the Company recorded favorable tax adjustments totaling $2.9 million as the result of corporate tax reform enacted in December 2017, which reduced the U.S. statutory income tax rate from 35% to 21%. For the first nine months of fiscal 2019, income tax expense was $9.1 million compared to $7.9 million in the prior year; the year to date effective tax rate was 17.0%, compared to an effective tax rate of 14.7% in the prior fiscal year. For the year to date period, the Company recorded a total credit of $3.0 million to federal income tax expense for tax benefits resulting from the exercise of stock options, compared to $3.4 million in the prior year. In the first half of fiscal 2018, the Company also reversed a total of $816,000 from its reserve for uncertain tax positions, which had been accrued in prior fiscal years, with a corresponding credit to federal income tax expense, due to the conclusion of an IRS audit for fiscal years 2014, 2015, and 2016.

Net Income

Net income was $13.1 million in the third quarter of fiscal 2019, compared to $16.6 million in the same period in the prior year. Earnings in the prior year quarter were favorably impacted by the lower tax expense resulting from the corporate tax reform and revaluation of deferred tax balances in that quarter. For the year to date, net income was $44.4 million, compared to $45.6 million in the same period last year; the $1.2 million decline was due to the lower tax expense in the prior year.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $246.7 million at February 28, 2019, compared to $210.8 million at May 31, 2018. Approximately $43.0 million was generated from operations during the first nine months of fiscal 2019. Net cash proceeds of $13.8 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first nine months of fiscal 2019. We spent $11.9 million for property, equipment and other non-current assets in the first nine months of fiscal 2019.

Net accounts receivable balances were $80.0 million at February 28, 2019, an increase of $0.9 million, compared to $79.1 million at May 31, 2018. Days sales outstanding, a measurement of the time it takes to collect receivables, were 68 days at February 28, 2019, compared to 63 days at November 30, 2018, 64 days at August 31, 2018 and 60 days at May 31, 2018; the increase in the current year is primarily attributable to the higher levels of sales at our international operations, which generally take more time to collect. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.

Net inventory balances were $84.9 million at February 28, 2019, an increase of $8.9 million, or 12%, compared to a May 31, 2018 balance of $76.0 million; the increase is due to lower than forecasted sales at the end of the quarter, and to higher levels necessary to support the business. We actively monitor our inventory levels and balance the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. We have continued with our active programs to improve our turnover in fiscal 2019.

Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or efficiency improvements.

Management believes that our existing cash and marketable securities balances at February 28, 2019, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at February 28, 2019) and short-term investments.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our controls over financial reporting were identified as having occurred during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Subsequent to the end of the third quarter, the Company settled a dispute with PerkinElmer, Bioo Scientific and Richard E. Calk, Jr., the former President and Chief Operating Officer of Neogen, regarding non-compliance with the terms of Mr. Calk’s non-competition agreement following his departure from Neogen in September, 2017. Per the terms of a court order, entered into on March 15, 2019, Mr. Calk was ordered to strictly comply with the non-competition clause of his separation agreement with the Company through September 1, 2019, and PerkinElmer and Bioo Scientific are prohibited from either directly or indirectly rehiring or engaging Mr. Calk for a period of 18 months.

The Company is subject to other legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes shares repurchased pursuant to our share repurchase program during the three months ended February 28, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Programs
December 1, 2018 - December 31, 2018	50	$62.69	50	2,950
January 1, 2019 - January 31, 2019	—	—	—	—
February 1, 2019 - February 28, 2019	—	—	—	—

Total	50	$62.69	50	2,950

Item 6. Exhibits

(a) Exhibit Index

3	Articles of Incorporation, as restated (incorporated by reference to Exhibit 3 to the registrant’s Form 10-Q filed on December 28, 2018)

10	Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JPMorgan Chase N.A. (incorporated by reference to Exhibit 10.A to the registrant’s Form 8-K filed on December 6, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: March 29, 2019

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2019

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)