Form 10-Q
period 2019-08-31
NEOGEN CORP
filed 2019-09-26
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019.
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
of the Exchange Act):    YES
☐
    NO
☒
As of August 31, 2019 there were 52,422,942 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements

Neogen Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and
per share amounts)

	August 31, 2019	May 31, 2019
Assets	Unaudited	Audited
Current Assets
Cash and cash equivalents	$56,289	$41,688
Marketable securities	234,727	225,836
Accounts receivable, less allowance of $1,700 and $1,700 at August 31, 2019 and May 31, 2019, respectively	79,112	82,582
Inventories	87,682	85,992
Prepaid expenses and other current assets	15,738	13,431

Total Current Assets	473,548	449,529
Net Property and Equipment	75,154	74,847
Other Assets
Goodwill	102,883	103,619
Other non-amortizable intangible assets	15,397	15,649
Amortizable intangible and other assets, net of accumulated amortization of $40,127 and $40,835 at August 31, 2019 and May 31, 2019, respectively	54,162	52,096

Total Assets	$721,144	$695,740

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$18,345	$19,063
Accrued compensation	4,796	7,085
Income taxes	4,142	601
Other accruals	13,144	11,502

Total Current Liabilities	40,427	38,251
Deferred Income Taxes	15,501	15,618
Other Non-Current Liabilities	4,910	3,972

Total Liabilities	60,838	57,841
Commitments and Contingencies (note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 52,422,942 and 52,216,589 shares issued and outstanding at August 31, 2019 and May 31, 2019, respectively	8,387	8,355
Additional paid-in capital	232,156	221,937
Accumulated other comprehensive loss	(14,136)	(11,640)
Retained earnings	433,899	419,247

Total Stockholders’ Equity	660,306	637,899

Total Liabilities and Stockholders’ Equity	$721,144	$695,740

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended August 31,
	2019	2018
Revenues
Product revenues	$81,948	$82,960
Service revenues	19,476	16,666

Total Revenues	101,424	99,626
Cost of Revenues
Cost of product revenues	42,031	42,950
Cost of service revenues	11,199	9,947

Total Cost of Revenues	53,230	52,897

Gross Margin	48,194	46,729
Operating Expenses
Sales and marketing	17,543	17,233
General and administrative	10,699	10,198
Research and development	3,688	2,819

Total Operating Expenses	31,930	30,250

Operating Income	16,264	16,479
Other Income (Expense)
Interest income	1,510	927
Other expense	(122)	(269)

Total Other Income	1,388	658

Income Before Taxes	17,652	17,137
Provision for Income Taxes	3,000	1,900

Net Income	$14,652	$15,237

Net Income Per Share
Basic	$0.28	$0.29

Diluted	$0.28	$0.29

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended
	August 31,
	2019	2018
Net income	$14,652	$15,237
Other comprehensive loss, net of tax: currency translation adjustments	(3,058)	(2,778)

Other comprehensive income, net of tax: unrealized gain on marketable securities	562	—
Total comprehensive income	$12,156	$12,459

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Equity
(unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance at May 31, 2019	52,217	$8,355	$221,937	$(11,640)	$419,247	$637,899
Issuance of shares under share-based compensation plan	196	30	9,683			9,713
Issuance of shares under employee stock purchase plan	10	2	536			538
Net income for the three months ended August 31, 2019					14,652	14,652
Other comprehensive loss for the three months ended August 31, 2019				(2,496)		(2,496)

Balance at August 31, 2019	52,423	$8,387	$232,156	$(14,136)	$433,899	$660,306

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance at May 31, 2018	51,736	$8,278	$202,572	$(9,746)	$359,071	$560,175
Issuance of shares under share-based compensation plan	251	40	8,433			8,473
Issuance of shares under employee stock purchase plan	8	2	517			519
Net income for the three months ended August 31, 2018					15,237	15,237
Other comprehensive loss for the three months ended August 31, 2018				(2,778)		(2,778)

Balance at August 31, 2018	51,995	$8,320	$211,522	$(12,524)	$374,308	$581,626

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	August 31,
	2019	2018
Cash Flows From Operating Activities
Net Income	$14,652	$15,237
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,435	4,271
Share-based compensation	1,543	1,431
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,390	755
Inventories	(2,132)	(2,940)
Prepaid expenses and other current assets	(1,929)	(3,236)
Accounts payable, accruals and other changes	3,760	564

Net Cash From Operating Activities	23,719	16,082
Cash Flows For Investing Activities
Purchases of property, equipment and other assets	(6,469)	(1,918)
Proceeds from the sale of marketable securities	94,540	73,096
Purchases of marketable securities	(103,432)	(74,549)
Business acquisitions, net of cash acquired	—	(4,203)

Net Cash For Investing Activities	(15,361)	(7,574)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	8,708	8,992

Net Cash From Financing Activities	8,708	8,992
Effect of Exchange Rates on Cash	(2,465)	(3,349)

Net Increase In Cash and Cash Equivalents	14,601	14,151
Cash and Cash Equivalents, Beginning of Period	41,688	83,074

Cash and Cash Equivalents, End of Period	$56,289	$97,225

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three-month period ended August 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2020. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2019.
Recently Adopted Accounting Standards
Leases
On June 1, 2019, the Company adopted ASU No. 2016-02— Leases. Refer to Leases section of Note 1 for further information.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments Credit Losses
In June 2016, the FASB issued ASU No. 2016-13—Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements.
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

Comprehensive Income
Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of equity. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on marketable securities.
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
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at August 31, 2019, consisting of short-term domestic certificates of deposit, and commercial paper and U.S. treasuries rated at least A-1/P-1 (short-term) and A/A2 (long-term) with maturities between 91 days and two years. These securities are classified as available for sale. The primary objective of the Company’s investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the consolidated statements of income
.
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
There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
There were no significant changes to the contractual obligations or contingent liabilities and commitments disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019.

Accounts Receivable Allowance
Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is charged against the allowance for doubtful accounts.
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
Equity Compensation Plans
Share options awarded to employees and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct. The model applied by us can handle most of the specific features included in the options granted, which is the reason for its use. If a different model were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 5.
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

Leases
In February 2016, the FASB issued ASU No. 2016-02—Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018; early adoption is permitted. We adopted this ASU on June 1, 2019; the impact on our consolidated financial statements was immaterial.
We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all our leases are classified as operating leases. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option.
Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. With the adoption of ASC 842, on June 1, 2019 we recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use assets and lease liabilities of approximately $2.0  million as of June 1, 2019. We adopted the standard using the prospective approach and did not retrospectively apply to prior periods. Right-of-use assets are recorded in other assets on our consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on our consolidated balance sheets.
We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:
•	We elected the package of practical expedients available for transition that allow us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.

•	For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

•	The determination of the discount rate used in a lease is our incremental borrowing rate that is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.
Supplemental balance sheet information related to operating leases was as follows:

August 31,
2019
(in thousands)
Right of use - assets	$1,726
Lease liabilities - current	755
Lease liabilities - non-current	982

The weighted average remaining lease term and weighted average discount rate were as follows:

August 31,
2019
Weighted average remaining lease term	2.1 years
Weighted average discount rate	3.5%
Operating lease expenses are classified as cost of revenues or operating expenses on the Consolidated Statements of Income. The components of lease expense were as follows:

Three Months Ended
August 31,
2019
(in thousands)
Operating leases	$240
Short term leases	48

Total lease expense	$288

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the Statement of Cash Flows were approximately $247,000 for the three months ended August 31, 2019. There were no non-cash additions to right-of-use assets obtained from new operating lease liabilities for the three months ended August 31, 2019.
In accordance with the new leases standard, discounted and undiscounted lease payments as of August 31, 2019 were as follows (in thousands):

Years ending May 31,
2020 (1)	$757
2021	730
2022	230
2023	61
2024	3
2025 and thereafter	—

Total lease payments	1,781
Less: imputed interest	44

Total lease liabilities	$1,737

(1)	Excluding the three months ended August 31, 2019

Prior to our adoption of the new leases standard, future minimum lease payments as of May 31, 2019, which were undiscounted, were as follows (in thousands):

Years ending May 31,
2020	$1,169
2021	818
2022	260
2023	73
2024	—
2025 and thereafter	—

Total lease payments	$2,320
Revenue Recognition
The Company determines the amount of revenue to be recognized through application of the following steps:
•	Identification of the contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Payment terms for products and services are generally 30 to 60 days.
The following table presents disaggregated revenue by major product and service categories for the three month periods ended August 31, 2019 and 2018:

	Three Months ended August 31,
	2019	2018
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,115	$18,838
Bacterial & General Sanitation	10,316	10,467
Dehydrated Culture Media & Other	11,279	12,217
Rodenticides, Insecticides & Disinfectants	5,449	6,625
Genomics Services	3,862	4,036

	$51,021	$52,183
Animal Safety
Life Sciences	$1,723	$2,080
Veterinary Instruments & Disposables	11,336	10,404
Animal Care & Other	6,405	6,398
Rodenticides, Insecticides & Disinfectants	16,718	17,146
Genomics Services	14,221	11,415

	$50,403	$47,443

Total Revenues	$101,424	$99,626

2. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

	August 31,	May 31,
	2019	2019
	(in thousands)
Raw materials	$42,964	$41,594
Work-in-process	5,901	5,581
Finished and purchased goods	38,817	38,817

	$87,682	$85,992

3. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended
	August 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income	$14,652	$15,237
Denominator for basic net income per share:
Weighted average shares	52,292	51,806
Effect of dilutive stock options	392	974

Denominator for diluted net income per share	52,684	52,780
Net income per share:
Basic	$0.28	$0.29

Diluted	$0.28	$0.29

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
	Safety	Safety	(1)	Total
	(in thousands)
As of and for the three months ended August 31, 2019
Product revenues to external customers	$45,877	$36,071	$—	$81,948
Service revenues to external customers	5,144	14,332	—	19,476

Total revenues to external customers	51,021	50,403	—	101,424
Operating income (loss)	9,134	8,300	(1,170)	16,264
Total assets	207,725	222,403	291,016	721,144
As of and for the three months ended August 31, 2018
Product revenues to external customers	$46,933	$36,027	$—	$82,960
Service revenues to external customers	5,250	11,416	—	16,666

Total revenues to external customers	52,183	47,443	—	99,626
Operating income (loss)	10,873	6,706	(1,100)	16,479
Total assets	201,727	212,786	226,413	640,926

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended August 31,
	2019	2018
	(in thousands)
Revenues by Geographic Location
Domestic	$63,340	$59,846
International	38,084	39,780

Total revenue	101,424	99,626

5. EQUITY COMPENSATION PLANS
Qualified and
non-qualified
options to purchase shares of common stock may be granted to directors, officers and employees of the
Company under the terms of our stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2019 follows:

		Weighted-
		Average
(Options in thousands)	Shares	Exercise Price
Options outstanding June 1, 2019	2,385	$49.37
Granted	—	—
Exercised	(196)	41.51
Forfeited	(6)	62.70

Options outstanding August 31, 2019	2,183	$50.04

During the three month periods ended August 31, 2019 and 2018, the Company recorded $1,543,000 and $1,431,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during fiscal year 2019, estimated on the date of grant using the Black-Scholes option pricing model, was $14.91. The fair value of stock options granted was estimated using the following weighted-average assumptions. No options were granted in the first quarter of fiscal year 2020.

FY 2019
Risk-free interest rate	2.6%
Expected dividend yield	0.0%
Expected stock price volatility	27.0%
Expected option life	3.5 years

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
On August 1, 2018, the Company acquired the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004 and this acquisition gives the Company access to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and $1,256,000 of contingent consideration, due semiannually for the first five years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current
deferred tax liability of $544,000,
non-amortizable
intangible assets of $878,000, intangible assets of $1,487,000 (with an estimated life of
5-15
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. Since February 2019, $180,000 has been paid to the former owners as contingent consideration from the accrual. Manufacturing of these products was moved to the Company’s Lansing, Michigan location in October 2018, reporting within the Food Safety segment.

On September 4, 2018, the Company acquired the assets of Livestock Genetic Services, LLC, a Virginia-based company that specialized in genetic evaluations and data management for cattle breeding organizations. Livestock Genetic Services had been a long-time strategic partner of Neogen and the acquisition enhanced the Company’s in-house
genetic evaluation capabilities. Consideration for the purchase was $1,100,000 in cash, with $700,000 paid at closing and $400,000 payable to the former owner on September 1, 2019, and up to $585,000 of contingent consideration, payable over the next three years. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included office equipment of $
15,000
, contingent consideration accrual of $
385,000
, intangible assets of $
942,000
(with an estimated life of
5-15
years) and the remainder to goodwill (deductible to tax purposes). These values are Level 3 fair value measurements.
In September 2019, the former owner was paid the second installment of $400,000 and was also paid $88,000 in contingent consideration based on the achievement of sales targets in the first year.
Services provided by this operation are now performed at the Company’s Lincoln, Nebraska location, reporting within the Animal Safety segment.
On January 1, 2019, the Company acquired the assets of Edmonton, Alberta based Delta Genomics Centre, an animal genomics laboratory in Canada. Delta’s laboratory operations were renamed Neogen Canada and the acquisition was intended to accelerate growth of the Company’s animal genomics business in Canada. Consideration for the purchase was $1,485,000 in cash. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $38,000, machinery and equipment of $371,000, unearned revenue liability of $125,000, intangible assets of $532,000 (with an estimated life of 5 to 10 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. Services provided by this operation continue to be performed in Edmonton, reporting within the Animal Safety segment.
7. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended on November 30, 2018 to extend the maturity from September 1, 2019 to September 30, 2021. There were no advances against the line of credit during fiscal 2019 and there have been none thus far in fiscal 2020; there was no balance outstanding at August 31, 2019. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 3.08% at August 31, 2019). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2019.
8. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. Neogen expenses these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at both August 31, 2019 and May 31, 2019, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities on the consolidated balance sheets. In fiscal 2019, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome of the review in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.
The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.
9. STOCK PURCHASE
In October 2018, the Company’s Board of Directors passed a resolution canceling the Company’s prior stock buyback program, which had been approved in December 2008, and authorized a new program to purchase, subject to market conditions, up to 3,000,000 shares of the Company’s common stock. In December 2018, the Company purchased 50,000 shares under the program in negotiated and open market transactions for a total price, including commissions, of $3,134,727. Shares acquired under the program have been retired.

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

Executive Overview
•	Consolidated revenues were $101.4 million in the first quarter of fiscal 2020, an increase of 2% compared to $99.6 million in the first quarter of fiscal 2019. Organic sales increased 1%.

•	Food Safety segment sales were $51.0 million in the first quarter of the current fiscal year, a decrease of 2% compared to $52.2 million in the same period of the prior year. Organic sales in this segment also decreased 2%, after excluding a minor contribution from the August 1, 2018 acquisition of Clarus Labs.

•	Animal Safety segment sales were $50.4 million in the first quarter, an increase of 6% compared to prior year first quarter sales of $47.4 million. Organic sales in this segment increased 5%, with the acquisitions of Livestock Genetics (September 2018) and Delta Genomics (January 2019) providing the remainder of the increase.

•	International sales in the first quarter of fiscal 2020 were 37.5% of total sales compared to 39.9% of total sales in the first quarter of fiscal 2019.

•	Our effective tax rate in the first quarter of fiscal 2020 was 17.0% compared to an effective tax rate of 11.1% in the prior year first quarter. The prior year’s first quarter effective tax rate was lower primarily due to tax benefits from stock options.

•	Net income for the quarter ended August 31, 2019 was $14.7 million, or $0.28 per diluted share, a decrease of 4% compared to $15.2 million, or $0.29 per share, for the same period in the prior year.

•	Cash generated from operating activities in the first quarter of fiscal 2020 was $23.7 million, compared to $16.1 million in the first quarter of fiscal 2019.

Neogen’s results reflect a 4% decrease in international sales in the first quarter of fiscal 2020 compared to the same period in the prior fiscal year. International growth in this quarter was adversely impacted by currency rates, the loss of forensics business in Brazil and a large prior year non-recurring
government sale, also in Brazil. Revenue changes, expressed in percentages, in the first quarter of fiscal 2020 compared to the same quarter in the prior year are as follows for each of our international locations:

	Revenue	Revenue
	% Inc (Dec)	% Inc (Dec)
	USD	Local Currency
Neogen Europe (including Lab M & Quat-Chem)	(4)%	1%
Neogen do Brasil (including Deoxi & Rogama)	(16)%	(15)%
Neogen Latinoamerica	5%	5%
Neogen China	(18)%	(14)%
Neogen India	22%	24%
Neogen Canada	98%	99%
Neogen Australasia	21%	30%

Currency translations reduced comparative revenues by approximately $1.2 million in the first quarter of fiscal 2020 compared to the same quarter a year ago, primarily due to increased strength of the U.S. dollar relative to the British pound and the Australian dollar. Neogen Europe’s 4% decline in revenue in the first quarter was primarily due to a 2% decrease in sales of natural toxins test kits; prior year sales in this category were enhanced due to a mild deoxynivalenol (DON) outbreak in France that contributed to increased testing in that period. Additionally, the first quarter of fiscal 2019 included a large equipment sale that did not recur in the current year. Partially offsetting these declines were strong sales of cleaners and disinfectants.
At our Brazilian operations, the prior year first quarter included the final shipment of a large non-recurring
insecticide order to a government health organization. Additionally, forensic sales in Brazil decreased significantly due to lost business from a large commercial laboratory that converted their testing protocol to a higher throughput method
. Partially offsetting these lower revenues, sales of our aflatoxin test kits rose 57% as we continued to gain market share of corn testing in Brazil. At Neogen Latinoamerica, the growth in the first quarter was led by sales of natural toxins test kits due to market share gains
, partially offset by lower sales of biosecurity products
.

Service revenue, which consists primarily of genomics services to animal protein and companion animal markets, was $19.5 million in the first quarter of fiscal 2020, an increase of 17% over prior year first quarter revenues of $16.7 million, with minor contributions from the acquisitions of Livestock Genetics (September 2018) and Delta Genomics (January 2019). The growth was led by increases of genomic testing service revenues to the companion animal and global beef and dairy cattle markets.

Revenues

	Three Months ended August 31,
			Increase/
	2019	2018	(Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,115	$18,838	$1,277	7%
Bacterial & General Sanitation	10,316	10,467	(151)	(1)%
Culture Media & Other	11,279	12,217	(938)	(8)%
Rodenticides, Insecticides & Disinfectants	5,449	6,625	(1,176)	(18)%
Genomics Services	3,862	4,036	(174)	(4)%

	$51,021	$52,183	$(1,162)	(2)%
Animal Safety
Life Sciences	$1,723	$2,080	$(357)	(17)%
Veterinary Instruments & Disposables	11,336	10,404	932	9%
Animal Care & Other	6,405	6,398	7	0%
Rodenticides, Insecticides & Disinfectants	16,718	17,146	(428)	(2)%
Genomics Services	14,221	11,415	2,806	25%

	$50,403	$47,443	$2,960	6%

Total Revenues	$101,424	$99,626	$1,798	2%

Food Safety
Natural Toxins, Allergens & Drug Residues –
Sales in this category increased 7% in the first quarter of fiscal 2020, led by a 9% increase in sales of natural toxins test kits primarily due to market share gains of aflatoxin kits in Brazil. Sales of allergen test kits increased 8% while sales of dairy drug residue test kits decreased 3%.
Bacterial & General Sanitation –
Revenues in this category decreased 1% in the first quarter, due to lower equipment sales compared to the first quarter of the prior year, resulting from backorders of equipment from our primary supplier. Partially offsetting the decrease was a 12% increase in sales of our environmental sanitation product line and a 20% increase in sales of
Listeria
test kits, as we continue to increase market share with our
Listeria
Right Now test kit.
Culture Media & Other –
Sales in this category decreased 8% in the first quarter of fiscal 2020 compared to the same period in the prior year. This category includes sales of forensic test kits sold within Brazil, which decreased significantly, as a large customer moved to a higher throughput method
. Sales of Neogen Culture Media were down 4%, due primarily to order timing from a number of international distributors and large U.S. customers.
Rodenticides, Insecticides & Disinfectants –
Sales of products in this category sold through our Food Safety operations decreased 18% in the first quarter of fiscal 2020. The decrease was due primarily to the final shipment of a large non-recurring
insecticide order to a government health organization in Brazil in the first quarter of the prior year. A decline in disinfectant sales in Central America and rodenticide sales in Mexico, both due to order timing from distributors, also contributed to the decrease in this category in the first quarter. Partially offsetting this was a 6% increase in sales at U.K.-based Quat-Chem and an increase in sales of disinfectant products in China, the result of increased demand in the pork market caused by the African swine fever virus outbreak in that country.
Genomics Services –
Sales of genomics services sold through our Food Safety operations decreased 4% in the quarter ended August 31, 2019. The decrease is due to lower sales in China, as testing in the pork industry declined due to animal losses suffered as the result of the African swine fever virus. The strengthening of the U.S. dollar against the British pound also contributed to the decline; in local currency, genomics sales through our Neogen Europe operation increased 4%.

Animal Safety
Life Sciences –
Sales in this category decreased 17% in the first quarter. The prior year first quarter included sales to a commercial laboratory customer that were transferred to our Brazilian operation in the second quarter of fiscal 2019.
Veterinary Instruments & Disposables –
Revenues in this category increased 9% in the first quarter of fiscal 2020, led by growth in disposable syringes and marking products due to market share gains, offsetting a 17% decrease in detectable needles.
Animal Care & Other –
Sales of these products were flat in the first quarter as compared to the same period a year ago. Promotional programs with distributors are recorded as a contra revenue within this category. Adjustments to these amounts, which can vary from quarter to quarter, resulted in a higher reduction of revenue in the current year first quarter than in the prior year. Offsetting this, sales of our animal care product lines increased 10%.
Rodenticides, Insecticides & Disinfectants –
Sales in this category decreased 2% in the first quarter of fiscal 2020 compared to the same period in the prior year. Rodenticide sales were down 8%, as demand declined due to weak rodent pressure in certain areas of the U.S. Insecticide sales increased 6%, and cleaners and disinfectants sales were flat as growth in the U.S. was offset by lower sales to international distributors.
Genomics Services –
Sales in this category increased 25% in the first quarter, aided by minor contributions from the Livestock Genetics (September 2018) and Delta Genomics (January 2019) acquisitions; organic growth in this category was 21%. The growth was led by increases of sales to the companion animal and beef and dairy cattle markets, and to a lesser extent, sheep testing business in Australia.
Gross Margin
Gross margin was 47.5% in the first quarter of fiscal 2020 compared to 46.9% in the same quarter a year ago. Animal Safety gross margins improved by 130 basis points, primarily the result of increased gross margins in the domestic genomics testing service business, while gross margins in the Food Safety segment rose by 50 basis points, on higher sales of natural toxin test kits, and decreased sales of lower margin products.
Operating Expenses
Operating expenses were $31.9 million in the first quarter of fiscal 2020, compared to $30.3 million in the first quarter of fiscal 2019, an increase of $1.6 million, or 6%. Sales and marketing expenses were $17.5 million, compared to $17.2 million in last year’s first quarter, an increase of 2%, in line with the revenue increase. General and administrative expense increased $501,000, or 5%, in the first quarter, primarily due to increased legal and professional fees, depreciation related to investments in information technology, and higher stock-based compensation expense. Research and development expense was $3.7 million in the first quarter, an increase of $869,000 compared to the same period in the prior year. The increase is primarily the result of development spending on a number of new products, which are expected to be launched in late fiscal 2020 and early fiscal 2021.
Operating Income
Operating income was $16.3 million in the first quarter, compared to $16.5 million in the same period of the prior year. Expressed as a percentage of revenue, operating income was 16.0% compared to 16.5% in last year’s first quarter. The decline in operating margin percentage for the comparative quarter was primarily the result of the increase in research and development spending in the current quarter.

Other Income

	Three Months ended August 31,
(dollars in thousands)	2019	2018
Interest income (net of expense)	$1,510	$927
Foreign currency transactions	(117)	(386)
Royalty income	1	22
Deoxi contingent consideration	—	(9)
Other	(7)	104

Total Other Income	$1,387	$658

The increase in interest income in the first quarter of fiscal 2020 compared to the prior year first quarter is the result of higher cash and marketable securities balances and higher yields on those balances.
Other expense resulting from foreign currency transactions is primarily the result of changes in the value of foreign currencies relative to the dollar in countries in which we operate; all of the currencies in those countries depreciated against the dollar during the comparative quarters.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2020 was $3.0 million, an effective tax rate of 17.0%, compared to prior year income tax expense of $1.9 million, an effective tax rate of 11.1%. For each quarter, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $769,000 in the first quarter of fiscal 2020 compared to $2.3 million in the first quarter of the prior year.
Net Income
Net income was $14.7 million in the first quarter of fiscal 2020, compared to $15.2 million in the first quarter of fiscal 2019. The decline in earnings was the result of the increase in the effective tax rate, which was caused by decreased tax benefits resulting from the exercise of stock options, due to lower option exercise activity in the first quarter of this fiscal year compared to the same period a year ago.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $291.0 million at August 31, 2019, compared to $267.5 million at May 31, 2019. Approximately $23.7 million was generated from operations during the first three months of fiscal 2020. Net cash proceeds of $8.7 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first quarter. We spent $6.5 million for property, equipment and other non-current
assets in the first three months of fiscal 2020.
Net accounts receivable balances were $79.1 million at August 31, 2019, a decline of $3.5 million, compared to $82.6 million at May 31, 2019. Days sales outstanding, a measurement of the time it takes to collect receivables, were 64 days at August 31, 2019, compared to 61 days at May 31, 2019 and 64 days at August 31, 2018. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.
Net inventory balances were $87.7 million at August 31, 2019, an increase of $1.7 million, or 2%, compared to May 31, 2019 balances of $86.0 million. We actively monitor our inventory levels, and balance the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turns. We have continued with our active programs to improve our turnover in fiscal 2020.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.

Management believes that our existing cash and marketable securities balances at August 31, 2019, along with available borrowings under its credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at August 31, 2019) and short-term investments.
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
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.
I
tem 6. Exhibits
(a) Exhibit Index

3	Articles of Incorporation, as restated (incorporated by reference to Exhibit 3 to the registrant’s Form 10-Q filed on December 28, 2018)

10
Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JP Morgan Chase N.A. (incorporated by reference to Exhibit 10.A of the registrant’s Form 8-K filed on December 6, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: September 26, 2019

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: September 26, 2019

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)