Form 10-Q
period 2019-11-30
NEOGEN CORP
filed 2019-12-27
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 30, 2019
.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number
0-17988

Neogen Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2367843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

620 Lesher Place
Lansing
,
Michigan
48912
(Address of principal executive offices, including zip code)
(
517
)
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
As of November 30, 2019 there were
52,710,633
shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and
per share amounts)

	November 30,	May 31,
	2019	2019
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$66,414	$41,688
Marketable securities	247,191	225,836
Accounts receivable, less allowance of $ 1,700 and $ 1,700 at November 30, 2019 and May 31, 2019, respectively	85,377	82,582
Inventories	86,406	85,992
Prepaid expenses and other current assets	14,795	13,431

Total Current Assets	500,183	449,529
Net Property and Equipment	77,150	74,847
Other Assets
Goodwill	103,610	103,619
Other non-amortizable intangible assets	15,495	15,649
Amortizable intangible and other assets, net of accumulated amortization of $ 41,923 and $ 40,835 at November 30, 2019 and May 31, 2019, respectively	54,153	52,096

Total Assets	$750,591	$695,740

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,567	$19,063
Accrued compensation	5,689	7,085
Income taxes	756	601
Other accruals	12,779	11,502

Total Current Liabilities	38,791	38,251
Deferred Income Taxes	15,591	15,618
Other Non-Current Liabilities	5,292	3,972

Total Liabilities	59,674	57,841
Commitments and Contingencies (note 8)
Equity
Preferred stock, $ 1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $ 0.16 par value, 120,000,000 shares authorized, 52,710,633 and 52,216,589 shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively	8,434	8,355
Additional paid-in capital	244,226	221,937
Accumulated other comprehensive loss	(11,918)	(11,640)
Retained earnings	450,175	419,247

Total Stockholders’ Equity	690,917	637,899

Total Liabilities and Stockholders’ Equity	$750,591	$695,740

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenues
Product revenues	$87,387	$89,562	$169,335	$172,522
Service revenues	20,416	17,536	39,892	34,202

Total Revenues	107,803	107,098	209,227	206,724
Cost of Revenues
Cost of product revenues	45,559	47,305	87,590	90,255
Cost of service revenues	11,218	9,760	22,417	19,707

Total Cost of Revenues	56,777	57,065	110,007	109,962

Gross Margin	51,026	50,033	99,220	96,762
Operating Expenses
Sales and marketing	17,988	18,499	35,531	35,732
General and administrative	10,985	10,121	21,684	20,319
Research and development	3,781	3,167	7,469	5,986

Total Operating Expenses	32,754	31,787	64,684	62,037

Operating Income	18,272	18,246	34,536	34,725
Other Income (Expense)
Interest income	1,271	1,028	2,781	1,955
Other income (expense)	(317)	427	(439)	158

Total Other Income	954	1,455	2,342	2,113

Income Before Taxes	19,226	19,701	36,878	36,838
Provision for Income Taxes	2,950	3,650	5,950	5,550

Net Income	$16,276	$16,051	$30,928	$31,288

Net Income Per Share
Basic	$0.31	$0.31	$0.59	$0.60

Diluted	$0.31	$0.31	$0.59	$0.60

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Net income	$16,276	$16,051	$30,928	$31,288
Other comprehensive income (loss), net of tax:
currency translation adjustments	2,367	290	(691)	(2,488)
Other comprehensive income (loss), net of tax:
unrealized gain (loss) on marketable securities	(149)	—	413	—

Total comprehensive income	$18,494	$16,341	$30,650	$28,800

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at May 31, 2019	52,217	$8,355	$221,937	$(11,640)	$419,247	$637,899
Issuance of shares under share-based compensation plan	196	30	9,683			9,713
Issuance of shares under employee stock purchase plan	10	2	536			538
Net income for the three months ended August 31, 2019					14,652	14,652
Other comprehensive loss for the three months ended August 31, 2019				(2,496)		(2,496)

Balance at August 31, 2019	52,423	$8,387	$232,156	$(14,136)	$433,899	$660,306
Issuance of shares under share-based compensation plan	288	47	12,070			12,117
Net income for the three months ended November 30, 2019					16,276	16,276
Other comprehensive income for the three months ended November 30, 2019				2,218		2,218

Balance at November 30, 2019	52,711	$8,434	$244,226	$(11,918)	$450,175	$690,917

Balance at May 31, 2018	51,736	$8,278	$202,572	$(9,746)	$359,071	$560,175
Issuance of shares under share-based compensation plan	251	40	8,433			8,473
Issuance of shares under employee stock purchase plan	8	2	517			519
Net income for the three months ended August 31, 2018					15,237	15,237
Other comprehensive loss for the three months ended August 31, 2018				(2,778)		(2,778)

Balance at August 31, 2018	51,995	$8,320	$211,522	$(12,524)	$374,308	$581,626
Issuance of shares under share-based compensation plan	87	14	4,093			4,107
Net income for the three months ended November 30, 2018					16,051	16,051
Other comprehensive income for the three months ended November 30, 2018				290		290

Balance at November 30, 2018	52,082	$8,334	$215,615	$(12,234)	$390,359	$602,074

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	November 30,
	2019	2018
Cash Flows From Operating Activities
Net Income	$30,928	$31,288
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,985	8,597
Share-based compensation	3,155	2,831
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,483)	(3,615)
Inventories	(103)	(3,787)
Prepaid expenses and other current assets	(1,323)	(2,025)
Accounts payable, accruals and other changes	1,313	(706)

Net Cash From Operating Activities	40,472	32,583
Cash Flows For Investing Activities
Purchases of property, equipment and other assets	(12,806)	(6,720)
Proceeds from the sale of marketable securities	199,708	179,839
Purchases of marketable securities	(220,528)	(191,488)
Business acquisitions, net of cash acquired	—	(4,903)

Net Cash For Investing Activities	(33,626)	(23,272)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	19,213	10,268

Net Cash From Financing Activities	19,213	10,268
Effect of Exchange Rates on Cash	(1,333)	(1,068)

Net Increase In Cash and Cash Equivalents	24,726	18,511
Cash and Cash Equivalents, Beginning of Period	41,688	83,074

Cash and Cash Equivalents, End of Period	$66,414	$101,585

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six month periods
ended November 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2020. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2019.
Recently Adopted Accounting Standards
Leases
On June 1, 2019, the Company adopted ASU No.
 2016-02—
Leases. Refer to Leases section of Note 1 for further information.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
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
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13—Fair Value
Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. ASU
2018-13
is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements.
Cloud Computing Implementation Cost
In August 2018, the FASB issued ASU 2018-15—Intangible
-Goodwill and Other
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
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at November 30, 2019, consisting of short-term domestic certificates of deposit, and commercial paper and U.S. treasuries rated at least
A-1/P-1
(short-term) and A/A2 (long-term) with maturities between 91 days and two years
. These securities are classified as available for sale. The primary objective of the Company’s investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the consolidated statements of income.
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
10-K
for the fiscal year ended May 31, 2019.

Accounts Receivable Allowance
Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, that amount is charged against the allowance for doubtful accounts
.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete
and patents. Customer-based intangibles are amortized on either an accelerated or straight-line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight-line basis; intangibles are generally amortized over
5
to
25
years
. We review the carrying amounts of goodwill and other
non-amortizable
intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired by performing a quantitative assessment. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02—Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU was effective for annualperiods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted this ASU on June 1, 2019; the impact on our consolidated financial statements was immaterial.
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
Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. With the adoption of ASC 842 on June 1, 2019
,
we recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use
assets and lease liabilities of approximately $2.0 million
each
as of June 1, 2019. We adopted the standard using the prospective approach and did not retrospectively apply to prior periods.
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
non-lease
components from lease components to which they relate and have accounted for the combined lease and non-lease
components as a single lease component.

•	The determination of the discount rate used in a lease is our incremental borrowing rate that is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.
Supplemental balance sheet information related to operating leases was as follows:

November 30, 2019
(in thousands)
Right of use - assets	$2,034
Lease liabilities - current	585
Lease liabilities - non-current	1,456

1
0

The weighted average remaining lease term and weighted average discount rate were as follows:

November 30, 2019
Weighted average remaining lease term	2.5 years
Weighted average discount rate	3.5%

Operating lease expenses are classified as cost of revenues or operating expenses on the
c
onsolidated
s
tatements of
i
ncome. The components of lease expense were as follows:

	Three Months Ended November 30, 2019	Six Months Ended November 30, 2019
	(in thousands)	(in thousands)
Operating leases	$333	$573
Short term leases	34	81

Total lease expense	$367	$654

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the
s
tatement of
c
ash
f
lows were approximately $558,000 for the six months ended November 30, 2019. There were no
non-cash
additions to
right-of-use
assets obtained from new operating lease liabilities for the six months ended November 30, 2019.
Undiscounted minimum
lease payments as of November 30, 2019 were as follows:

Amount
(in thousands)
Years ending May 31,
2020 (1)	$589
2021	917
2022	358
2023	169
2024	95
2025 and thereafter	26

Total lease payments	2,154
Less: imputed interest	114

Total lease liabilities	$2,040

(1)	Excluding the six months ended November 30, 2019 .

1
1

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
We derive revenue from two primary sources - product revenue and service revenue.
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
Payment terms for products and services are generally 30 to 60 days; international terms may be longer.

The following

table presents disaggregated revenue by major product and service categories for the three and six month periods ended November 30, 2019 and 2018:

	Three Months ended November 30,		Six Months ended November 30,
	2019	2018	2019	2018
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,681	$20,571	$40,796	$39,409
Bacterial & General Sanitation	11,615	10,822	21,931	21,288
Culture Media & Other	12,757	12,191	24,037	24,408
Rodenticides, Insecticides & Disinfectants	7,447	5,943	12,896	12,569
Genomics Services	4,354	4,223	8,216	8,259

	$56,854	$53,750	$107,876	$105,933
Animal Safety
Life Sciences	$1,803	$1,891	$3,525	$3,971
Veterinary Instruments & Disposables	10,486	11,683	21,822	22,087
Animal Care & Other	7,787	8,948	14,193	15,346
Rodenticides, Insecticides & Disinfectants	16,186	18,789	32,904	35,935
Genomics Services	14,687	12,037	28,907	23,452

	$50,949	$53,348	$101,351	$100,791

Total Revenues	$107,803	$107,098	$209,227	$206,724

2. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

	November 30,	May 31,
	2019	2019
	(in thousands)
Raw materials	$43,316	$41,594
Work-in-process	6,077	5,581
Finished and purchased goods	37,013	38,817

	$86,406	$85,992

3. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$16,276	$16,051	$30,928	$31,288
Denominator for basic net income per share:
Weighted average shares	52,557	52,019	52,355	51,820
Effect of dilutive stock options	319	572	357	721

Denominator for diluted net income per share	52,876	52,591	52,712	52,541
Net income attributable to Neogen per share:
Basic	$0.31	$0.31	$0.59	$0.60

Diluted	$0.31	$0.31	$0.59	$0.60

1
3

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
	Safety	Safety	(1)	Total
	(in thousands)
As of and for the three months ended November 30, 2019
Product revenues to external customers	$51,188	$36,199	$—	$87,387
Service revenues to external customers	5,666	14,750	—	20,416

Total revenues to external customers	56,854	50,949	—	107,803
Operating income (loss)	9,556	9,729	(1,013)	18,272
Total assets	212,928	224,058	313,605	750,591

As of and for the three months ended November 30, 2018
Product revenues to external customers	$48,256	$41,306	$—	$89,562
Service revenues to external customers	5,494	12,042	—	17,536

Total revenues to external customers	53,750	53,348	—	107,098
Operating income (loss)	10,342	9,057	(1,153)	18,246
Total assets	201,291	218,231	240,970	660,492

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

1
4

			Corporate and
	Food	Animal	Eliminations
	Safety	Safety	(1)	Total
	(in thousands)
As of and for the six months ended November 30, 2019
Product revenues to external customers	$97,065	$72,270	$—	$169,335
Service revenues to external customers	10,810	29,082	—	39,892

Total revenues to external customers	107,875	101,352	—	209,227
Operating income (loss)	18,690	18,029	(2,183)	34,536

As of and for the six months ended November 30, 2018
Product revenues to external customers	$95,189	$77,333	$—	$172,522
Service revenues to external customers	10,744	23,458	—	34,202

Total revenues to external customers	105,933	100,791	—	206,724
Operating income (loss)	21,215	15,763	(2,253)	34,725

(1)	Includes elimination of intersegment transactions .

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended		Six months ended
	November 30,		November 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues by Geographic Location
Domestic	$63,317	$65,033	$126,657	$124,879
International	44,486	42,065	82,570	81,845

Total revenue	107,803	107,098	209,227	206,724

1
5

5. EQUITY COMPENSATION PLANS
Qualified and
non-qualified
options to purchase shares of common stock may be granted to directors, officers and employees of the

Company under the terms of our stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year
periods and the contractual terms are generally five or
ten years
. A summary of stock option activity during the six months ended November 30, 2019 follows:

(Options in thousands)	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2019	2,385	$49.37
Granted	561	63.91
Exercised	(493)	39.01
Forfeited	(51)	56.26

Options outstanding November 30, 2019	2,402	$54.76
During the three and six month periods ended November 30, 2019 and 2018, the Company recorded $1,612,000 and $1,400,000 and $3,155,000 and $2,831,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during the first six months of
fiscal year 20
20
, estimated on the date of grant using the Black-Scholes option pricing model, was $15.56. The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY 20 20
Risk-free interest rate	1.9%
Expected dividend yield	0.0%
Expected stock price volatility	29.4%
Expected option life	3.5 years
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
On August 1, 2018, the Company acquired the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004
;
this acquisition
has given
the Company
the ability
to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and approximately $1,256,000 million of contingent consideration, due semiannually for the first five years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current
deferred tax liability of $544,000,
non-amortizable
intangible assets of $878,000, intangible assets of $1,487,000 (with an estimated life of
5
-
15
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. Since February 2019, $180,000 has been paid to the former owners as contingent consideration from the accrual. Manufacturing of these products was moved to the Company’s Lansing, Michigan location in October 2018, reporting within the Food Safety segment.

1
6

On September 4, 2018, the Company acquired the assets of Livestock Genetic Services, LLC, a Virginia-based company that specialized in genetic evaluations and data management for cattle breeding organizations. Livestock Genetic Services had been a long-time strategic partner of Neogen and the acquisition enhanced the Company’s in-house
genetic evaluation capabilities. Consideration for the purchase was $1,100,000 in cash, with $700,000 paid at closing and $400,000 payable to the former owner on
September 1, 2019
, and up to $585,000 of contingent consideration, payable over the next three years. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included office equipment of $15,000, contingent consideration accrual of $385,000, intangible assets of $942,000 (with an estimated life of
5
-
15
years) and the remainder to goodwill (deductible to tax purposes). These values are Level 3 fair value measurements. In September 2019, the former owner was paid the second installment of $400,000 and was also paid $107,000 in contingent consideration based on the achievement of sales targets in the first year. Services provided by this operation are now performed at the Company’s Lincoln, Nebraska location, reporting within the Animal Safety segment.
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
7. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended on November 30, 2018 to extend the maturity from
September 1, 2019
to
September 30, 2021
. There were
no
advances against the line of credit during fiscal 2019 and there have been none thus far in fiscal 2020; there was no
balance outstanding at November 30, 2019. Interest on any borrowings remained at
LIBOR plus 100 basis points
(rate under the terms of the agreement was 2.70% at November 30, 2019). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2019.
8. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. Neogen expenses these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years
. The Company’s estimated liability for these costs was $916,000 at both November 30, 2019 and May 31, 2019, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities on the consolidated balance sheets. In fiscal 2019, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome of the review in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.
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

1
7

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

Executive Overview
•	Consolidated revenues were $107.8 million in the second quarter of fiscal 2020, an increase of 1% compared to $107.1 million in the second quarter of fiscal 2019. Organic sales growth in the second quarter of fiscal 2020 was flat. For the six month period, consolidated revenues were $209.2 million, an increase of 1% compared to $206.7 million in the same period in the prior fiscal year. On a year to date basis, organic sales also rose 1%.

•	Food Safety segment sales were $56.9 million in the second quarter of the current fiscal year, an increase of 6% compared to $53.8 million in the same period of the prior year. There were no contributions from acquisitions in this segment in the second quarter. For the year to date, Food Safety segment sales were $107.9 million, an increase of 2% compared to $105.9 million in the same period of the prior fiscal year; the organic sales increase was also 2%, with a minor contribution in the first quarter from the August 1, 2018 acquisition of Clarus Labs.

•	Animal Safety segment sales were $50.9 million in the second quarter of fiscal 2020, a decrease of 4% compared to $53.3 million in the second quarter of fiscal 2019. Organic sales in this segment decreased 5% in the second quarter, with a minor contribution from the January 1, 2019 acquisition of Delta Genomics. For the six month period, Animal Safety segment sales were $101.4 million, an increase of 1% compared to $100.8 million in the same period a year ago. Year to date organic sales were flat, after excluding three months revenues from the September 1, 2018 acquisition of Livestock Genetic Services and six months revenues from the January 1, 2019 Delta Genomics acquisition.

•	International sales in the second quarter of fiscal 2020 were 41% of total sales compared to 39% of total sales in the second quarter of fiscal 2019. For the year to date, fiscal 2020 international sales were 39% of total sales compared to 40% of total sales in the same period of the prior year.

•	Our effective tax rate in the second quarter was 15.3% compared to an effective tax rate of 18.5% in the prior year second quarter; the fiscal 2020 year to date effective tax rate was 16.1% compared to 15.1% for the same period a year ago.

•	Net income for the quarter ended November 30, 2019 was $16.3 million, or $0.31 per diluted share, an increase of 1% compared to $16.1 million, or $0.31 per share in the same period in the prior year. For the year to date, net income was $30.9 million, or $0.59 per share, a decrease of 1% compared to prior year to date net income of $31.3 million, or $0.60 per diluted share.

•	Cash provided from operating activities in the first six months of fiscal 2020 was $40.5 million, compared to $32.6 million in the first half of fiscal 2019.

Neogen’s results reflect an increase in international sales of 6% in the second quarter of fiscal 2020 and 1% for the year to date, each compared to the same respective periods in the prior year. The rate of growth in our international operations in the current fiscal year has been adversely impacted by currency devaluations in a number of the countries in which we operate and the loss of forensics business in Brazil. Revenue changes, denominated in both the U.S. dollar and as reported in the local currency, for the three and six month periods of fiscal 2020 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended		Six Months Ended
	November 30, 2019		November 30, 2019
	Revenue	Revenue	Revenue	Revenue
	% Increase/(Decrease)	% Increase/(Decrease)	% Increase	% Increase
	USD	Local Currency	USD	Local Currency
Neogen Europe (including Lab M & Quat-Chem)	7%	10%	1%	5%
Neogen do Brasil (including Deoxi & Rogama)	20%	27%	0%	4%
Neogen Latinoamerica	5%	5%	5%	5%
Neogen China	40%	43%	10%	14%
Neogen India	(1)%	(3)%	8%	7%
Neogen Canada	329%	334%	181%	184%
Neogen Australasia	18%	25%	20%	27%

Currency translations reduced revenues by approximately $1.0 million in the second quarter of fiscal 2020 compared to the same quarter a year ago, and $2.1 million for the year to date compared to the same period last year, primarily due to the increased strength of the U.S. dollar relative to the British pound, the Brazilian real and the Australian dollar.
The 7% increase in second quarter revenues at our Neogen Europe operations was led by a 15% increase in sales of Neogen Culture Media products, a 9% increase in sales of cleaners and disinfectants and a 48% increase in sales of aflatoxin test kits, due to increased market share and an outbreak in Africa; revenues increased 1% for the year to date period. Sales in Brazil increased 20% in the second quarter, as a large non-recurring

sale of insecticides offset the loss of forensics test kit business, due to a large commercial laboratory converting their testing protocol to a higher throughput method. For the six month period, sales at our Brazilian operations were flat compared to the prior year. At Neogen Latinoamerica, sales increased 5% for both the three and six month periods, respectively, as compared to the prior year, with broad based strength across the diagnostics business somewhat offset by lower sales of cleaners and disinfectants throughout the distribution channel.
Service revenue was $20.4 million in the second quarter of fiscal 2020, an increase of 16% over prior year second quarter revenues of $17.5 million, including a minor contribution from the January 1, 2019 acquisition of Delta Genomics. For the six month period, service revenue was $39.9 million, an increase of 17% over prior year revenues of $34.2 million. Year to date revenues were aided by the Delta Genomics acquisition and the September 2018 acquisition of Livestock Genetic Services. The growth in both the quarter and year to date periods was led by strong increases of genomic testing revenues to the companion animal market, and to a lesser extent, increases in our global beef and dairy cattle markets.

Revenues

	Three Months Ended November 30,
			Increase/
	2019	2018	(Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,681	$20,571	$110	1%
Bacterial & General Sanitation	11,615	10,822	793	7%
Culture Media & Other	12,757	12,191	566	5%
Rodenticides, Insecticides & Disinfectants	7,447	5,943	1,504	25%
Genomics Services	4,354	4,223	131	3%

	$56,854	$53,750	$3,104	6%
Animal Safety
Life Sciences	$1,803	$1,891	$(88)	(5)%
Veterinary Instruments & Disposables	10,486	11,683	(1,197)	(10)%
Animal Care & Other	7,787	8,948	(1,161)	(13)%
Rodenticides, Insecticides & Disinfectants	16,186	18,789	(2,603)	(14)%
Genomics Services	14,687	12,037	2,650	22%

	$50,949	$53,348	$(2,399)	(4)%

Total Revenues	$107,803	$107,098	$705	1%

	Six Months Ended November 30,
			Increase/
	2019	2018	(Decrease)%
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$40,796	$39,409	$1,387	4%
Bacterial & General Sanitation	21,931	21,288	643	3%
Culture Media & Other	24,037	24,408	(371)	(2)%
Rodenticides, Insecticides & Disinfectants	12,896	12,569	327	3%
Genomics Services	8,216	8,259	(43)	(1)%

	$107,876	$105,933	$1,943	2%
Animal Safety
Life Sciences	$3,525	$3,971	$(446)	(11)%
Veterinary Instruments & Disposables	21,822	22,087	(265)	(1)%
Animal Care & Other	14,193	15,346	(1,153)	(8)%
Rodenticides, Insecticides & Disinfectants	32,904	35,935	(3,031)	(8)%
Genomics Services	28,907	23,452	5,455	23%

	$101,351	$100,791	$560	1%

Total Revenues	$209,227	$206,724	$2,503	1%

Food Safety
Natural Toxins, Allergens & Drug Residues –
Sales in this category increased 1% and 4% for the three and six month periods ended November 30, 2019, respectively, compared to the same periods in the prior year. In the second quarter, sales of our allergens product line increased 13% and natural toxin test kit revenues increased 3%. These increases were almost entirely offset by a 29% decline in drug residue test kits resulting from lower demand at our European distributor. We have modified our contract with this distributor; effective January 1, 2020 they will be designated a non-exclusive
distributor of our dairy drug residue test kits. For the six month period, sales of our allergens product line increased 11% and natural toxins test kit revenues increased 6%, while sales of drug residue test kits declined 18%.
Bacterial & General Sanitation –
Revenues in this category increased 7% in the second quarter and 3% for the year to date, both compared to the same periods in the prior year. In the second quarter, sales of our AccuPoint sanitation monitoring product line increased 21% on higher sales of both equipment and related samplers; sales of test kits to detect pathogens increased 11%, as we continued to gain new business with our
Listeria
Right Now test kit that launched in fiscal 2018. Sales of products to detect spoilage organisms in processed foods decreased 9%, due primarily to backorders of readers from our primary supplier, which resulted in lower sales of equipment. For the year to date, sales of our AccuPoint product line increased 16% and pathogen test kit revenues increased 6%, while sales of products to detect spoilage organisms decreased 12%.
Culture Media & Other –
Sales in this category increased 5% in the quarter ended November 30, 2019 compared to the second quarter in the prior year; for the six month period, sales decreased 2%. Sales of Neogen Culture Media increased 9% and 3% for the quarter and year to date periods, respectively. This category also includes forensic test kits sold within Brazil, which decreased significantly in both the second quarter and for the year to date as a large customer moved to a higher throughput testing method.
Rodenticides, Insecticides & Disinfectants –
Revenues in this category increased 25% in the second quarter of fiscal 2020 compared to the same period a year ago, due primarily to three non-recurring
sales of insecticide products to governmental agencies and the strength of disinfectant products in China, the result of increased demand in the pork market caused by the African swine fever virus outbreak in that country. For the year to date, sales in this category increased 3%, as the prior year first quarter included a large non-recurring
insecticide sale.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations increased 3% for the three month period ended November 30, 2019; revenues decreased 1% for the six month period. Currency had a negative impact on sales in both comparative periods in the current fiscal year as the U.S. dollar has strengthened against both the British pound and the Brazilian real; the Company has sizable genomics revenues in each of those currencies.
Animal Safety
Life Sciences –
Sales in this category decreased 5% in the second quarter, compared to the same period in the prior year; for the year to date, the decrease in this product line is 11%. The prior year included sales to a commercial laboratory customer that were transferred to our Brazilian operation during the second quarter of fiscal 2019.
Veterinary Instruments & Disposables –
Revenues in this category decreased 10% for the three month period ended November 30, 2019; for the year to date, sales decreased 1%. For both the quarter and year to date periods, growth in disposable syringes and marking products due to market share gains was more than offset by decreased sales of various types of needles.
Animal Care & Other –
Sales of these products decreased 13% in the second quarter and 8% for the year to date. In the second quarter, animal care revenues decreased 14% due to lower sales to our larger U.S. distributors. For the year to date period, timing of adjustments to promotional programs with distributors, which are recorded as a contra revenue within this category, also contributed to the decline.
Rodenticides, Insecticides & Disinfectants –
Revenues in this category decreased 14% and 8% for the three and six month periods ended November 30, 2019, respectively. For the quarter, rodenticide sales were down 8% and insecticide sales were down 30%, as demand declined due to weak rodent and insect pressure in certain areas of the U.S. Disinfectant sales were down 14% due to reduced demand by our larger U.S. distributors as they worked to lower their inventory levels.

Genomics Services –
Sales in this category increased 22% in the second quarter and 23% for the year to date period, both compared to the prior year; the September 2018 acquisition of Livestock Genetic Services and the January 2019 acquisition of Delta Genomics contributed to a minor amount of the growth in this category. The growth in both the three and six month periods was led by significant increases of sales to the companion animal market due to product uptake at a large customer and, to a lesser extent, continued growth in the beef and dairy cattle, and porcine markets. Growth in our Australian genomics business was strong as well, up 14% for both the three and six month periods.
Gross Margin
Gross margin was 47.3% in the second quarter of fiscal 2020 compared to 46.7% in the same quarter a year ago. The improvement in gross margin is due to a greater proportion of sales from the Food Safety segment, which have higher gross margins than the Animal Safety segment; increased gross margins on the domestic genomics service business within the Animal Safety segment also contributed to the improvement. Gross margin for the six month period ended November 30, 2019 was 47.4% compared to 46.8% in the same period of the prior year, for the same reasons.
Operating Expenses
Operating expenses were $32.8 million in the second quarter, compared to $31.8 million in the same quarter of the prior year, an increase of $967,000, or 3%. Sales and marketing expenses decreased $511,000, or 3%, primarily due to decreases in commissions, shipping and other variable expenses tied to revenues, and a reduction in bad debt expense due to the reversal of reserves for collected receivables. General and administrative expense increased $864,000, or 9%, resulting from increases in stock-based compensation expense, legal and professional fees, and depreciation related to investments in information technology. Additionally, prior year expense in the second quarter was reduced by economic incentive credits received in Lincoln for an expansion project; these incentive credits were much lower in this year’s second quarter. Research and development expense was $3.8 million in the second quarter, an increase of $615,000, or 19%, compared to the same period in the prior year. The increase is primarily the result of development spending on a number of new products, which are expected to be launched in late fiscal 2020 or early fiscal 2021.
Operating expenses for the six month period ended November 30, 2019 were $64.7 million, an increase of $2.6 million, or 4%, compared to the prior year. Driving the increase were research and development spending increases of $1.5 million, or 25%, due primarily to new product development, and a $1.4 million, or 7%, increase in general and administrative expense. The increase in general and administrative expense was led by increased stock based compensation expense, higher legal and professional fees, and an increase in depreciation expense.
Operating Income
Operating income was $18.3 million in the second quarter of fiscal 2020, compared to $18.2 million in the same period of the prior year; year to date operating income was $34.5 million compared to $34.7 million in the prior year. Expressed as a percentage of sales, operating income was 16.9% for the second quarter and 16.5% for the year to date, compared to 17.0% and 16.8%, respectively, in the prior year. The small decline in operating margin percentage for each period in the current fiscal year was the result of operating expenses that increased more than the gross margin improvement.
Other Income

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(dollars in thousands)	2019	2018	2019	2018
Interest income (net of expense)	$1,271	$1,028	$2,781	$1,955
Foreign currency transactions	(352)	(72)	(469)	(458)
Royalty income	—	37	1	59
Deoxi contingent consideration	—	—	—	(9)
Quat-Chem contingent consideration	—	422	—	422
Other	35	40	29	144

Total Other Income	$954	$1,455	$2,342	$2,113

The increase in interest income in both the three and six month periods of fiscal 2020 compared to the same periods a year ago was the result of higher cash and marketable securities balances. Other expense resulting from foreign currency transactions was primarily the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.
Income Tax Expense
Income tax expense in the second quarter of fiscal 2020 was $3.0 million, an effective tax rate of 15.3%, compared to $3.7 million, an effective tax rate of 18.5%, in the same period of the prior year. For the year to date, income tax expense was $6.0 million, an effective rate of 16.1%, in fiscal 2020 and $5.6 million, an effective rate of 15.1%, in fiscal 2019. For each period, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $1,204,000 in the second quarter of fiscal 2020 compared to $484,000 in the second quarter of the prior year. For the year to date, the benefit was $1,973,000 in fiscal 2020 compared to $2,774,000 in fiscal 2019; the prior year first quarter had significant stock option exercise due to a higher stock price and the timing of the expiration of the 2013 grant in August 2018.
Net Income
Net income was $16.3 million in the second quarter of fiscal 2020, compared to $16.1 million in the same period in the prior year. The improvement in earnings for this year’s second quarter was the result of the decrease in the effective tax rate, which was caused by increased tax benefits resulting from the exercise of stock options, due to higher option activity in the second quarter of this fiscal year compared to the same period a year ago. For the year to date, net income decreased 1% from $31.3 million to $30.9 million; six month net income in fiscal 2020 was negatively impacted by a higher effective tax rate.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $313.6 million at November 30, 2019, compared to $267.5 million at May 31, 2018. Approximately $40.5 million was generated from operations during the first six months of fiscal 2020. Net cash proceeds of $19.2 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first six months of fiscal 2020. We spent $12.8 million for property, equipment and other non-current
assets in the first six months of fiscal 2020.
Net accounts receivable balances were $85.4 million at November 30, 2019, an increase of $2.8 million, compared to $82.6 million at May 31, 2019. Days sales outstanding, a measurement of the time it takes to collect receivables, were 65 days at November 30, 2019, compared to 61 days at May 31, 2019 and 63 days at November 30, 2018. The increase in time to collection is primarily the result of the increase in international revenues, which generally take longer to collect. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected.
Net inventory balances were $86.4 million at November 30, 2019, an increase of $414,000, compared to a May 31, 2019 balance of $86.0 million. We actively monitor our inventory levels and balance the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. We have continued active programs to improve our turnover in fiscal 2020.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at November 30, 2019, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or its plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at November 30, 2019) and short-term investments.
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
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: December 27, 2019

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: December 27, 2019

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

27