Form 10-Q
period 2020-02-29
NEOGEN CORP
filed 2020-04-03
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020.
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
of the Exchange Act):    YES
☐
    NO
☒
As of February 29, 2020 there were 52,910,832 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and
per share amounts)

	February 29, 2020	May 31, 2019
	Unaudited	Un a udited
Assets
Current Assets
Cash and cash equivalents	$50,774	$41,688
Marketable securities	277,149	225,836
Accounts receivable, less allowance of $1,400 and $1,700 at February 29, 2020 and May 31, 2019, respectively	80,692	82,582
Inventories	89,244	85,992
Prepaid expenses and other current assets	17,016	13,431

Total Current Assets	514,875	449,529
Net Property and Equipment	78,394	74,847
Other Assets
Goodwill	109,761	103,619
Other non-amortizable intangible assets	15,425	15,649
Amortizable intangible and other assets, net of accumulated amortization of $43,397 and $40,835 at February 29, 2020 and May 31, 2019, respectively	55,046	52,096

Total Assets	$773,501	$695,740

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$18,994	$19,063
Accrued compensation	5,596	7,085
Income taxes	1,479	601
Other accruals	13,066	11,502

Total Current Liabilities	39,135	38,251
Deferred Income Taxes	16,343	15,618
Other Non-Current Liabilities	6,152	3,972

Total Liabilities	61,630	57,841
Commitments and Contingencies (note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 52,910,832 and 52,216,589 shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively	8,466	8,355
Additional paid-in capital	254,537	221,937
Accumulated other comprehensive loss	(13,507)	(11,640)
Retained earnings	462,375	419,247

Total Stockholders’ Equity	711,871	637,899

Total Liabilities and Stockholders’ Equity	$773,501	$695,740

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Revenues
Product revenues	$77,736	$77,375	$247,071	$249,897
Service revenues	22,133	20,325	62,025	54,527

Total Revenues	99,869	97,700	309,096	304,424
Cost of Revenues
Cost of product revenues	41,068	41,902	128,658	132,157
Cost of service revenues	13,471	11,170	35,888	30,877

Total Cost of Revenues	54,539	53,072	164,546	163,034

Gross Margin	45,330	44,628	144,550	141,390

Operating Expenses
Sales and marketing	17,675	16,722	53,206	52,454
General and administrative	10,789	10,018	32,473	30,337
Research and development	3,823	3,249	11,292	9,235

Total Operating Expenses	32,287	29,989	96,971	92,026

Operating Income	13,043	14,639	47,579	49,364

Other Income (Expense)
Interest income	1,600	1,335	4,381	3,290
Other income (expense)	(393)	649	(832)	807

Total Other Income	1,207	1,984	3,549	4,097

Income Before Taxes	14,250	16,623	51,128	53,461
Provision for Income Taxes	2,050	3,550	8,000	9,100

Net Income	$12,200	$13,073	$43,128	$44,361

Net Income Per Share
Basic	$0.23	$0.25	$0.82	$0.86

Diluted	$0.23	$0.25	$0.82	$0.85

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
Net income	$12,200	$13,073	$43,128	$44,361
Other comprehensive income (loss), net of tax:
currency translation adjustments	(1,761)	3,105	(2,452)	617
Other comprehensive income, net of tax:
unrealized gain on marketable securities	172	—	585	—

Total comprehensive income	$10,611	$16,178	$41,261	$44,978

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at May 31, 2019	52,217	$8,355	$221,937	$(11,640)	$419,247	$637,899
Issuance of shares under share-based compensation plan	196	30	9,683	—	—	9,713
Issuance of shares under employee stock purchase plan	10	2	536	—	—	538
Net income for the three months ended August 31, 2019	—	—	—	—	14,652	14,652
Other comprehensive loss for the three months ended August 31 , 2019	—	—	—	(2,496)	—	(2,496)

Balance at August 31, 2019	52,423	$8,387	$232,156	$(14,136)	$433,899	$660,306
Issuance of shares under share-based compensation plan	288	47	12,070	—	—	12,117
Net income for the three months ended November 30, 2019	—	—	—	—	16,276	16,276
Other comprehensive income for the three months ended November 30, 2019	—	—	—	2,218	—	2,218

Balance at November 30, 2019	52,711	$8,434	$244,226	$(11,918)	$450,175	$690,917
Issuance of shares under share-based compensation plan	188	31	9,705	—	—	9,736
Issuance of shares under employee stock purchase plan	12	1	606	—	—	607
Net income for the three months ended February 29, 2020	—	—	—	—	12,200	12,200
Other comprehensive loss for the three months ended February 29 , 2020	—	—	—	(1,589)	—	(1,589)

Balance at February 29, 2020	52,911	$8,466	$254,537	$(13,507)	$462,375	$711,871

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at May 31, 2018	51,736	$8,278	$202,572	$(9,746)	$359,071	$560,175
Issuance of shares under share-based compensation plan	251	40	8,433	—	—	8,473
Issuance of shares under employee stock purchase plan	8	2	517	—	—	519
Net income for the three months ended August 31, 2018	—	—	—	—	15,237	15,237
Other comprehensive loss for the three months ended August 31, 2018	—	—	—	(2,778)	—	(2,778)

Balance at August 31, 2018	51,995	$8,320	$211,522	$(12,524)	$374,308	$581,626
Issuance of shares under share-based compensation plan	87	14	4,093	—	—	4,107
Net income for the three months ended November 30, 2018	—	—	—	—	16,051	16,051
Other comprehensive income for the three months ended November 30, 2018	—	—	—	290	—	290

Balance at November 30, 2018	52,082	$8,334	$215,615	$(12,234)	$390,359	$602,074
Issuance of shares under share-based compensation plan	78	12	4,146	—	—	4,158
Issuance of shares under employee stock purchase plan	10	1	640	—	—	641
Shares repurchased	(50)	(8)	(3,127)	—	—	(3,135)
Net income for the three months ended February 28, 2019	—	—	—	—	13,073	13,073
Other comprehensive loss for the three months ended February 28, 2019	—	—	—	3,105	—	3,105

Balance at February 28, 2019	52,120	$8,339	$217,274	$(9,129)	$403,432	$619,916

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended February 29/28,
	2020	2019
Cash Flows From Operating Activities
Net Income	$43,128	$44,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,542	13,028
Share-based compensation	4,795	4,137
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,841	(898)
Inventories	(2,238)	(8,745)
Prepaid expenses and other current assets	(3,119)	(1,463)
Accounts payable, accruals and other changes	301	(7,455)

Net Cash From Operating Activities	60,250	42,965

Cash Flows For Investing Activities
Purchases of property, equipment and other assets	(16,322)	(11,877)
Proceeds from the sale of marketable securities	300,448	290,827
Purchases of marketable securities	(351,002)	(316,195)
Business acquisitions, net of cash acquired	(9,701)	(6,388)

Net Cash For Investing Activities	(76,577)	(43,633)

Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	27,915	13,752
Repurchase of common stock	—	(3,135)

Net Cash From Financing Activities	27,915	10,617

Effect of Exchange Rates on Cash	(2,502)	553

Net Increase In Cash and Cash Equivalents	9,086	10,502
Cash and Cash Equivalents, Beginning of Period	41,688	83,074

Cash and Cash Equivalents, End of Period	$50,774	$93,576

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended February 29, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2020. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2019.
Recently Adopted Accounting Standards
Leases
On June 1, 2019, the Company adopted ASU No.
 2016-02—
Leases. Refer to Leases section of Note 1 for further information.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No.
2016-13—Measurement
of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held-to-maturity
debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU
2016-13
is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. The Company does not believe adoption of this guidance will have a material
 impact on its consolidated financial statements.
Fair Value Measurements
In August 2018, the FASB issued ASU
2018-13—Fair
Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. ASU
2018-13
is effective for fiscal years beginning after December 15, 2019. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements.
Cloud Computing Implementation Cost
In August 2018, the FASB issued ASU
2018-15—Intangible-Goodwill
and Other
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU
2018-15
is effective for fiscal years beginning after December 15, 2019. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements.

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
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at February 29, 2020, consisting of short-term domestic certificates of deposit, and commercial paper and U.S. treasuries rated at least
A-1/P-1
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
Leases
In February 2016, the FASB issued ASU No.
2016-02—Leases,
to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessor have not significantly changed from previous U.S. GAAP. This ASU was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted this ASU on June 1, 2019; the impact on our consolidated financial statements was immaterial.
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
Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. With the adoption of ASC 842 on June 1, 2019, we recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use
assets and lease liabilities of approximately $2.0 million each as of June 1, 2019. We adopted the standard using the prospective approach and did not retrospectively apply to prior periods.
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
non-lease
components from lease components to which they relate and have accounted for the combined lease and non-lease
components as a single lease component.

•	The determination of the discount rate used in a lease is our incremental borrowing rate that is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.
Supplemental balance sheet information related to operating leases was as follows:

February 29, 2020
(in thousands)
Right of use - assets	$1,755
Lease liabilities - current	325
Lease liabilities - non-current	1,467

The weighted average remaining lease term and weighted average discount rate were as follows:

February 29, 2020
Weighted average remaining lease term	2.4 years
Weighted average discount rate	3.5%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income. The components of lease expense were as follows:

	Three Months Ended February 29, 2020	Nine Months Ended February 29, 2020
	(in thousands)	(in thousands)
Operating leases	$316	$889
Short term leases	25	106

Total lease expense	$341	$995

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows were approximately $868,000 for the nine months ended February 29, 2020. There were no non-cash
additions to
right-of-use
assets obtained from new operating lease liabilities for the nine months ended February 29, 2020.
Undiscounted minimum lease payments as of February 29, 2020 were as follows:

Amount
(in thousands)
Years ending May 31,
2020 (1)	$289
2021	915
2022	358
2023	168
2024	94
2025 and thereafter	26

Total lease payments	1,850
Less: imputed interest	58

Total lease liabilities	$1,792

(1)	Excluding the nine months ended February 29, 2020.

The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of May 31, 2019 were as follows:

Future Minimum Lease Payments
(in thousands)
Years ending May 31,
2020	$1,112
2021	810
2022	297
2023	101
Thereafter	0

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

The following table presents disaggregated revenue by major product and service categories for the three and nine month periods ended February 29, 2020 and February 28, 2019:

	Three Months ended February 2 9 /2 8 ,		Nine Months ended February 2 9 /2 8 ,
	2020	2019	2020	2019
	(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$17,154	$18,612	$57,950	$58,021
Bacterial & General Sanitation	9,413	9,519	31,345	30,807
Culture Media & Other	11,222	11,893	35,259	36,302
Rodenticides, Insecticides & Disinfectants	7,964	5,953	20,859	18,521
Genomics Services	4,745	5,136	12,961	13,395

	$50,498	$51,113	$158,374	$157,046
Animal Safety
Life Sciences	$1,376	$1,823	$4,901	$5,794
Veterinary Instruments & Disposables	10,799	10,682	32,621	32,769
Animal Care & Other	6,667	6,554	20,859	21,900
Rodenticides, Insecticides & Disinfectants	14,558	13,525	47,462	49,460
Genomics Services	15,971	14,003	44,879	37,455

	$49,371	$46,587	$150,722	$147,378

Total Revenues	$99,869	$97,700	$309,096	$304,424

2. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

	February 29,	May 31,
	2020	2019
	(in thousands)
Raw materials	$42,243	$41,594
Work-in-process	5,402	5,581
Finished and purchased goods	41,599	38,817

	$89,244	$85,992

3. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended		Nine Months Ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$12,200	$13,073	$43,128	$44,361
Denominator for basic net income per share:
Weighted average shares	52,795	52,071	52,463	51,849
Effect of dilutive stock options	253	401	320	599

Denominator for diluted net income per share	53,048	52,472	52,783	52,448
Net income attributable to Neogen per share:
Basic	$0.23	$0.25	$0.82	$0.86

Diluted	$0.23	$0.25	$0.82	$0.85

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the three months ended February 29, 2020
Product revenues to external customers	$44,450	$33,286	$—	$77,736
Service revenues to external customers	6,048	16,085	—	22,133

Total revenues to external customers	50,498	49,371	—	99,869
Operating income (loss)	5,881	8,492	(1,330)	13,043
Total assets	226,077	219,501	327,923	773,501

As of and for the three months ended February 28, 2019
Product revenues to external customers	$44,790	$32,585	$—	$77,375
Service revenues to external customers	6,323	14,002	—	20,325

Total revenues to external customers	51,113	46,587	—	97,700
Operating income (loss)	8,339	7,338	(1,038)	14,639
Total assets	204,570	221,335	246,680	672,585

(1)	Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities
, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
	(in thousands)
As of and for the nine months ended February 29, 2020
Product revenues to external customers	$141,516	$105,555	$—	$247,071
Service revenues to external customers	16,858	45,167	—	62,025

Total revenues to external customers	158,374	150,722	—	309,096
Operating income (loss)	24,571	26,521	(3,513)	47,579

As of and for the nine months ended February 28, 2019
Product revenues to external customers	$139,979	$109,918	$—	$249,897
Service revenues to external customers	17,067	37,460	—	54,527

Total revenues to external customers	157,046	147,378	—	304,424
Operating income (loss)	29,554	23,101	(3,291)	49,364

(1)	Includes elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended		Nine months ended
	February 29/28,		February 29/28,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues by Geographic Location
Domestic	$59,762	$57,422	$186,887	$182,298
International	40,107	40,278	122,209	122,126

Total revenue	99,869	97,700	309,096	304,424

5. EQUITY COMPENSATION PLANS
Qualified and
non-qualified
options to purchase shares of common stock may be granted to directors, officers and employees of the Company under the terms of our stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the nine months ended February 29, 2020 follows:

		Weighted-
		Average
(Options in thousands)	Shares	Exercise Price
Options outstanding June 1, 2019	2,385	$49.37
Granted	561	63.91
Exercised	(686)	40.07
Forfeited	(56)	56.67

Options outstanding February 29, 2020	2,204	$55.77

During the three and nine month periods ended February 29, 2020 and February 28, 2019, the Company recorded $1,640,000 and $1,306,000 and $4,795,000 and $4,137,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during the first nine months of fiscal 2020, estimated on the date of grant using the Black-Scholes option pricing model, was $15.56. The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY 2020
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
On August 1, 2018, the Company acquired the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004; this acquisition has given the Company the ability to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and approximately $1,256,000 of contingent consideration, due semiannually for the first five years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current
deferred tax liability of $544,000,
non-amortizable
intangible assets of $878,000, intangible assets of $1,487,000 (with an estimated life of
5-15
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. Since February 2019, $270,000 has been paid to the former owners as contingent consideration from the accrual. Manufacturing of these products was moved to the Company’s Lansing, Michigan location in October 2018, reporting within the Food Safety segment.
On September 4, 2018, the Company acquired the assets of Livestock Genetic Services, LLC, a Virginia-based company that specialized in genetic evaluations and data management for cattle breeding organizations. Livestock Genetic Services had been a long-time strategic partner of Neogen and the acquisition enhanced the Company’s in-house
genetic evaluation capabilities. Consideration for the purchase was $1,100,000 in cash, with $700,000 paid at closing and $400,000 payable to the former owner on September 1, 2019, and up to $585,000 of contingent consideration, payable over the next three years. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included office equipment of $15,000, contingent consideration accrual of $385,000, intangible assets of $942,000 (with an estimated life of
5-15
years) and the remainder to goodwill (deductible to tax purposes). These values are Level 3 fair value measurements. In September 2019, the former owner was paid the
$400,000
installment of
the purchase
 price owed
and was also paid $107,000 in contingent consideration based on the achievement of sales targets in the first year. Services provided by this operation are now performed at the Company’s Lincoln, Nebraska location, reporting within the Animal Safety segment.

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
On January 1, 2020, the Company acquired the stock of Productos Quimicos Magiar, a distributor of Neogen’s Food Safety products for the past 20 years, located in Argentina. Consideration for the purchase was $4,286,000 in net cash
,
with $3,786,000 paid at closing and $540,000 payable to the former owner on January 1, 2022, and up to $979,000 of contingent consideration, payable in one year, based upon an excess net sales formula.
The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $603,000, inventory of $446,000, machinery and equipment of $36,000, other current assets of
$221,000, accounts payable of $383,000, other current liabilities of $312,000
, contingent consideration accrual of $640,000
,
non-current
deferred tax liabilities of $
384,000
, intangible assets of $
1,282,000
(with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continue
s
to operate from its current location in Buenos A
i
res, Argentina, reporting within the Food Safety segment. It is
managed through
Neogen
’s Latin America operation.
On January 1, 2020, the Company acquired the stock of Productos Quimicos Magiar, a distributor of Neogen’s Food Safety products for the past 20 years, located in Uruguay. Consideration for the purchase was $1,596,000 in net cash
,
with $1,386,000 paid at closing and $210,000 payable to the former owner on January 1, 2022, and up to $241,000 in contingent consideration, payable in one year, based upon an excess net sales formula.
 The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $
280,000
, inventory of $
174,000
, machinery and equipment of $
16,000
,
other current assets
of $
68,000
, accounts payable of $
204,000
, other current liabilities of $
11,000
,
contingent consideration accrual of $159,000,

non-current
deferred tax liabilities of $
125,000
, intangible assets of $
498,000
(with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continue
s
to operate from its current location in Montevideo, Uruguay, reporting within the Food Safety segment. It is
managed through
Neogen
’s Latin America operation.
On January 9, 2020, the Company acquired the stock of Diessechem Srl, a distributor of food and feed diagnostics for the past 27 years, located in Italy. Consideration for the purchase was $3,455,000 in net cash. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $780,000, inventory of $5,000, other curre
nt
assets
 of $189,000, accounts payable of $140,000, other current liabilities of $334,000, non-current
deferred tax liabilities of $203,000, intangible assets of $780,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continue
s
to operate from its current location in Milan, Italy, reporting within the Food Safety segment. It is
managed through Neogen’s Scotland operation.
On January 31, 2020, the Company acquired the stock of Abtek Biologicals Limited, a manufacturer and supplier of culture media supplements and microbiology technologies. This acquisition enhances the Company’s culture media product line offering for the worldwide industrial microbiology markets. Consideration for the purchase was $1,339,000 in net cash, with $1,220,000 paid at closing and $119,000 payable to the former owner on January 31, 2021.
The preliminary purchase price allocation, based upon
 the fair

value of these assets and liabilities determined using the income approach, included accounts receivable of $
135,000
, inventory of $
207,000
, machinery and equipment of $
105,000
, prepayments of $
6,000
, accounts payable of $
118,000
, other current liabilities of $
34,000
,
non-current
deferred tax liabilities of $
101,000
, intangible assets of $
435,000
(with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This manufacturing operation will continue to operate from its current location in Liverpool, England, reporting within the Food Safety segment. It is
managed through
Neogen
’s Scotland operation.
On February 28, 2020, the Company acquired the assets of Cell BioSciences, an Australian distributor of food safety and industrial microbiology products. This acquisition gives Neogen a direct sales presence across Australasia for its entire product portfolio. Consideration for the purchase was $3,443,000 in cash. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing. The business is
operated under Neogen’s name in Melbourne, Australia, reporting within the Animal Safety segment.
Subsequent to the end of the quarter, on March 26, 2020, the Company acquired the assets of Chile-based Magiar Chilena, a distributor of food, animal, and plant diagnostics, including Neogen products. Consideration for the purchase was $400,000 in cash, with $350,000 paid at closing and $50,000 payable to the former owner on March 26, 2021. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing. The business will be operated from its current location in Santiago, Chile, reporting within the Food Safety segment. It will be managed through Neogen’s Latin America operation.

7. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended on November 30, 2018 to extend the maturity from September 1, 2019 to September 30, 2021. There were no advances against the line of credit during fiscal 2019 and there have been none thus far in fiscal 2020; there was no balance outstanding at February 29, 2020. Interest on any borrowings
w
ill be charged
 at LIBOR plus 100 basis points (rate under the terms of the agreement was 2.51% at February 29, 2020). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 29, 2020.
8. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. Neogen expenses these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at both February 29, 2020 and May 31, 2019, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities on the consolidated balance sheets. In fiscal 2019, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome of the review in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.
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
Safe Harbor and Forward-Looking Statements
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation, widespread outbreak of an illness, including the COVID-19 pandemic, and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Executive Overview
•	Consolidated revenues were $99.9 million in the third quarter of fiscal 2020, an increase of 2% compared to $97.7 million in the third quarter of fiscal 2019. Organic sales growth in the third quarter of fiscal 2020 was 1%. For the year to date period, consolidated revenues were $309.1 million, an increase of 2% compared to $304.4 million in the same period in the prior fiscal year. Organic sales rose 1% for the nine month period.

•	Food Safety segment sales were $50.5 million in the third quarter of the current fiscal year, a decline of 1% compared to $51.1 million in the same period of the prior year. Organic sales declined 3% during the quarter; contributions from four acquisitions executed during the quarter totaled $990,000. For the year to date, Food Safety segment sales were $158.4 million, an increase of 1% compared to $157.0 million in the same period of the prior fiscal year; excluding acquisitions, sales were flat.

•	Animal Safety segment sales were $49.4 million in the third quarter of fiscal 2020, an increase of 6% compared to $46.6 million in the third quarter of fiscal 2019. Organic sales in this segment also rose 6% in the third quarter, with only a minor contribution from the January 1, 2019 acquisition of Delta Genomics. For the year to date, Animal Safety segment sales were $150.7 million, an increase of 2% compared to $147.4 million in the same period a year ago. Year to date organic sales also increased 2%.

•	International sales in the third quarter of fiscal 2020 were 40% of total sales compared to 41% of total sales in the third quarter of fiscal 2019. For each year to date period presented, international sales were 40% of total sales.

•	Our effective tax rate in the third quarter was 14.4% compared to 21.4% in the prior year third quarter; the fiscal 2020 year to date effective tax rate was 15.6% compared to 17.0% for the same period a year ago.

•	Net income for the quarter ended February 29, 2020 was $12.2 million, or $0.23 per diluted share, a decrease of 7% compared to $13.1 million, or $0.25 per share in the same period in the prior year. For the year to date, net income was $43.1 million, or $0.82 per share, a decrease of 3% compared to prior year to date net income of $44.4 million, or $0.85 per diluted share.

•	Cash provided from operating activities in the first nine months of fiscal 2020 was $60.3 million, compared to $43.0 million in the same period of fiscal 2019.

International sales were flat in both the third quarter of fiscal 2020 and for the year to date, each compared to the same respective periods in the prior year. The rate of growth in our international revenues in the current fiscal year has been adversely impacted by currency devaluations in a number of the countries in which we operate, lower sales of our drug residue test kits by our largest European distributor, and the loss of forensics business in Brazil. Revenue changes, denominated in both the U.S. dollar and as reported in the local currency, for the three and nine month periods of fiscal 2020 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended February 29, 2020		Nine Months Ended February 29, 2020
	Revenue	Revenue	Revenue	Revenue
	% Increase/(Decrease) USD	% Increase/(Decrease) Local Currency	% Increase USD	% Increase Local Currency
UK Companies	5%	4%	3%	5%
Brazilian Companies	(16)%	(6)%	(5)%	1%
Neogen Latinoamerica	15%	11%	8%	7%
Neogen China	37%	41%	20%	24%
Neogen India	18%	19%	11%	11%
Neogen Canada	75%	73%	135%	135%
Neogen Australasia	7%	12%	15%	22%

Currency translations reduced comparative revenues by approximately $357,000 in the third quarter of fiscal 2020 compared to the same quarter a year ago, and by $2.5 million for the year to date compared to the same period last year, primarily due to the increased strength of the U.S. dollar relative to the British pound, the Brazilian real and the Australian dollar for each period. The Mexican peso and the British pound strengthened relative to the U.S. dollar during the third quarter of 2020.
The 5% increase in third quarter revenues at our Neogen Europe operations included a 24% increase in sales of cleaners, disinfectants and veterinary instruments, offset somewhat by a 9% decline in culture media products, due to orders delayed into the fourth quarter and lower demand; sales of our allergen test kits increased 7%. For the year to date period, overall sales increased 3%. Sales in Brazil declined 16% in the third quarter, primarily from the loss of forensics test kit business, due to a large commercial laboratory converting their testing protocol to a higher throughput method, and lower sales of genomics services due to a large sale in the prior year period which did not recur. Partially offsetting these declines was a large non-recurring
sale of insecticides to a government agency. For the nine month period, sales at our Brazilian operations decreased 5% compared to the prior year. At Neogen Latinoamerica, sales increased 15% for the third quarter compared to the prior year, with strong sales of rodenticides in Mexico and broad based strength across the diagnostics business during the period; for the year to date, strong diagnostics test kit sales were somewhat offset by lower sales of cleaners and disinfectants. Robust sales of cleaners and disinfectants in China in the third quarter of fiscal 2020, due in part to the
COVID-19
pandemic, drove the 38% increase in revenue and offset lower sales of diagnostic test kit sales in the period; for the year to date, revenues increased 20% over the prior year.
Service revenue was $22.1 million in the third quarter of fiscal 2020, an increase of 9% over prior year third quarter revenues of $20.3 million, including a minor contribution from the January 1, 2019 acquisition of Delta Genomics. For the nine month period, service revenue was $62.0 million, an increase of 14% over prior year revenues of $54.5 million. Year to date service revenues were aided by the Delta Genomics acquisition and the September 2018 acquisition of Livestock Genetic Services. The growth in both the quarter and year to date periods was led by strong increases of genomic testing revenues to the domestic companion animal market, and to a lesser extent, increases in our global beef and dairy cattle markets.

Revenues

	Three Months Ended February 29/28,
	2020	2019	Increase/ (Decrease)%
		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$17,154	$18,612	$(1,458)	(8)%
Bacterial & General Sanitation	9,413	9,519	(106)	(1)%
Culture Media & Other	11,222	11,893	(671)	(6)%
Rodenticides, Insecticides & Disinfectants	7,964	5,953	2,011	34%
Genomics Services	4,745	5,136	(391)	(8)%

	$50,498	$51,113	$(615)	(1)%

Animal Safety
Life Sciences	$1,376	$1,823	$(447)	(25)%
Veterinary Instruments & Disposables	10,799	10,682	117	1%
Animal Care & Other	6,667	6,554	113	2%
Rodenticides, Insecticides & Disinfectants	14,558	13,525	1,033	8%
Genomics Services	15,971	14,003	1,968	14%

	$49,371	$46,587	$2,784	6%

Total Revenues	$99,869	$97,700	$2,169	2%

	Nine Months Ended February 29/28,
	2020	2019	Increase/ (Decrease)%
		(in thousands)
Food Safety
Natural Toxins, Allergens & Drug Residues	$57,950	$58,021	$(71)	0%
Bacterial & General Sanitation	31,345	30,807	538	2%
Culture Media & Other	35,259	36,302	(1,043)	(3)%
Rodenticides, Insecticides & Disinfectants	20,859	18,521	2,338	13%
Genomics Services	12,961	13,395	(434)	(3)%

	$158,374	$157,046	$1,328	1%

Animal Safety
Life Sciences	$4,901	$5,794	$(893)	(15)%
Veterinary Instruments & Disposables	32,621	32,769	(148)	0%
Animal Care & Other	20,859	21,900	(1,041)	(5)%
Rodenticides, Insecticides & Disinfectants	47,462	49,460	(1,998)	(4)%
Genomics Services	44,879	37,455	7,424	20%

	$150,722	$147,378	$3,344	2%

Total Revenues	$309,096	$304,424	$4,672	2%

Food Safety
Natural Toxins, Allergens & Drug Residues –
Sales in this category decreased 8% and were flat for the nine month period ended February 29, 2020, respectively, compared to the same periods in the prior year. In the third quarter, sales of drug residue test kits were down 47%, resulting from lower demand at our European distributor. Effective January 1, 2020, we have modified our contract with this distributor to eliminate their exclusive distribution of our dairy drug residue test kits and we have begun selling this product line directly to end customers through Neogen Europe. Partially offsetting this decrease, sales of our allergens product line and natural toxin test kit revenues both increased 4%. For the nine month period, sales of our allergens product line increased 8% and natural toxins test kit revenues increased 5%, while sales of drug residue test kits declined 29%.
Bacterial & General Sanitation –
Revenues in this category decreased 1% in the third quarter and increased 2% for the year to date, both compared to the same periods in the prior year. In the third quarter, sales of our AccuPoint sanitation monitoring product line increased 5% on higher sales of both equipment and related samplers; sales of test kits to detect pathogens decreased 7%, in part due to higher equipment sales in the prior year third quarter. Sales of products to detect spoilage organisms in processed foods decreased 3%, due to lack of availability of certain consumable vials because of manufacturing issues, which have since been resolved. For the year to date, sales of our AccuPoint product line increased 13% and pathogen test kit revenues increased 2%, while sales of products to detect spoilage organisms decreased 10%.
Culture Media & Other –
Sales in this category decreased 6% in the quarter ended February 29, 2020 compared to the third quarter in the prior year; for the nine month period, sales decreased 3%. Sales of Neogen Culture Media decreased 7% and were flat for the quarter and year to date periods, respectively. The decrease in the third quarter is primarily due to order timing and lower end market demand. This category also includes forensic test kits sold within Brazil, which decreased significantly in both the third quarter and for the year to date as a large customer moved to a higher throughput testing method. For both periods, this category also benefitted from lower rebate payments to a European distributor in the current fiscal year.
Rodenticides, Insecticides & Disinfectants –
Revenues in this category increased 34% in the third quarter of fiscal 2020 compared to the same period a year ago, primarily from strength of disinfectant products in China due to the
COVID-19
outbreak. The quarter was also aided by a large sale of rodenticides in Mexico and the final shipment of a non-recurring
sale of insecticide products to a governmental agency in Nicaragua. For the year to date, sales in this category increased 8%.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations decreased 8% for the three month period ended February 29, 2020; revenues decreased 3% for the nine month period. For each comparative period, the decrease was caused primarily by lower sample volumes in our Brazilian genomics operations, resulting from a large government order in the prior year which has not recurred in the current year. Currency also negatively impacted revenues in the current fiscal year as both the British pound and the Brazilian real have weakened relative to the U.S. dollar. The Company has sizable genomics revenues in the U.K. and in Brazil, where the pound and real, respectively, are the functional currencies.
Animal Safety
Life Sciences –
Sales in this category decreased 25% in the third quarter, compared to the same period in the prior year; for the year to date, the decrease in this product line is 15%. The prior year included sales to a commercial laboratory customer which did not recur in fiscal 2020. Additionally, sales of substrates and reagents declined significantly in the third quarter, the result of order timing from a large customer.
Veterinary Instruments & Disposables –
Revenues in this category increased 1% for the three month period ended February 29, 2020; for the year to date, sales were flat. For both the quarter and year to date periods, growth in marking and other disposable products was essentially offset by decreased sales of various types of needles, due to high inventory levels at our largest distributors.
Animal Care & Other –
Sales of these products increased 2% in the third quarter and decreased 5% for the year to date. In the third quarter, animal care revenues decreased 4% due to lower sales to our larger U.S. distributors while sales of disposable dairy supplies rose 5%. For the year to date period, animal care revenues were 4% lower than the prior year, while dairy supplies were 2% lower. Timing of adjustments to promotional programs with distributors, which are recorded as contra revenues within this category, also contributed to the year to date decline.

Rodenticides, Insecticides & Disinfectants –
Revenues in this category increased 8% for the three month period ended February 29, 2020, but decreased 4% for the year to date period. For the quarter, rodenticide sales rose 26% on the success of retail marketing programs and insecticide sales were up 5%. These gains for the three month period were partially offset by a 1% decline in sales of cleaners and disinfectants. For the year to date, rodenticides were down 2%, insecticides were down 6%, and cleaners and disinfectants declined 5%.
Genomics Services –
Sales in this category increased 14% in the third quarter and 20% for the year to date period, both compared to the prior year; the September 2018 acquisition of Livestock Genetic Services and the January 2019 acquisition of Delta Genomics contributed a minor amount of the growth in this category. The growth in both the three and nine month periods was the result of significant volume increases to the companion animal market due to product uptake at a large customer and, to a lesser extent, continued growth in the beef and dairy cattle, and porcine markets.
Gross Margin
Gross margin was 45.4% in the third quarter of fiscal 2020 compared to 45.7% in the same quarter a year ago. The change in gross margin is due primarily to a change in product mix resulting from a higher proportion of sales from the Animal Safety segment, which have lower gross margins than products sold through the Food Safety segment. Gross margin for the nine month period ended February 29, 2020 was 46.8% compared to 46.4% in the same period of the prior year, primarily the result of higher gross margins within the Animal Safety segment resulting from a 250 basis point margin improvement in the domestic genomics service business, due to a significant increase in revenues in the companion animal testing business, which have higher gross margins than other services within this business.
Operating Expenses
Operating expenses were $32.3 million in the third quarter, compared to $30.0 million in the same quarter of the prior year, an increase of 8%. Sales and marketing expenses rose $953,000, or 6%, primarily due to personnel related expenses, and higher shipping, regulatory and product registration costs. General and administrative expense rose $771,000, or 8%, resulting from increases in stock based compensation expense, personnel costs, legal and professional fees resulting from acquisitions completed in the quarter, and depreciation related to investments in information technology. Research and development expense was $3.8 million in the third quarter, an increase of $574,000, or 18%, compared to the same period in the prior year. The increase is primarily the result of development spending and outside services relating to a number of new products, which are expected to be launched in late fiscal 2020 or early fiscal 2021.
Operating expenses for the nine month period ended February 29, 2020 were $97.0 million, an increase of $4.9 million, or 5%, compared to the prior year. Driving the increase were research and development spending increases of $2.1 million, or 22%, due primarily to new product development, and a $2.1 million, or 7%, increase in general and administrative expense. The increase in general and administrative expense was led by increased stock based compensation expense, higher legal and professional fees, and an increase in depreciation expense.
Operating Income
Operating income was $13.0 million in the third quarter of fiscal 2020, compared to $14.6 million in the same period of the prior year; year to date operating income was $47.6 million compared to $49.4 million in the prior year. Expressed as a percentage of sales, operating income was 13.1% for the third quarter and 15.4% for the year to date, compared to 15.0% and 16.2%, respectively, in the prior year. The decline in operating margin percentage for each period in the current fiscal year was primarily the result of operating expenses that increased more than the rate of revenue growth. Additionally, in the third quarter of fiscal 2020, the gross margin percentage declined by 30 basis points; for the year to date, the gross margin percentage has increased by 40 basis points.

Other Income

	Three Months Ended		Nine Months Ended
	February 29/28		February 29/28
(dollars in thousands)	2020	2019	2020	2019
Interest income (net of expense)	$1,600	$1,335	$4,381	$3,290
Foreign currency transactions	(420)	104	(889)	(354)
Royalty income	—	—	1	60
Deoxi contingent consideration	—	—	—	(9)
Quat-Chem contingent consideration	—	—	—	422
Other	28	545	56	688

Total Other Income	$1,208	$1,984	$3,549	$4,097

The increase in interest income in both the three and nine month periods of fiscal 2020 compared to the same periods a year ago was the result of higher cash and marketable securities balances. Other expense resulting from foreign currency transactions was primarily the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.
Income Tax Expense
Income tax expense in the third quarter of fiscal 2020 was $2.1 million, an effective tax rate of 14.4%, compared to $3.6 million, an effective tax rate of 21.4%, in the same period of the prior year. For the year to date, income tax expense was $8.0 million, an effective rate of 15.6%, in fiscal 2020 and $9.1 million, an effective rate of 17.0%, in fiscal 2019. For each period, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $781,000 in the third quarter of fiscal 2020 compared to $291,000 in the third quarter of the prior year. For the year to date, the benefit was $2,754,000 in fiscal 2020 compared to $3,065,000 in fiscal 2019. For both periods in the current fiscal year, adjustments to research and development credits and other deductions related to the Tax Reform Act of 2017 resulted in lower effective income tax rates.
Net Income
Net income was $12.2 million in the third quarter of fiscal 2020, a 7% decrease compared to $13.1 million in the same period in the prior year. The change in earnings for this year’s third quarter was the result of lower pretax income, offset somewhat by the decrease in the effective tax rate. For the year to date, net income decreased 3% from $44.4 million to $43.1 million; for the nine month period, current year net income was also negatively impacted by lower pretax income, offset somewhat by a lower effective tax rate.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $327.9 million at February 29, 2020, compared to $267.5 million at May 31, 2019. Approximately $60.3 million was generated from operations during the first nine months of fiscal 2020. Net cash proceeds of $27.9 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first nine months of fiscal 2020. We spent $16.3 million for property, equipment and other non-current
assets in the first nine months of fiscal 2020, and approximately $9.7 million on acquisitions during the same period.
Net accounts receivable balances were $80.7 million at February 29, 2020, a decrease of $1.9 million, compared to $82.6 million at May 31, 2019. Days sales outstanding, a measurement of the time it takes to collect receivables, were 66 days at February 29, 2020, compared to 61 days at May 31, 2019 and 68 days at February 28, 2019. All customer accounts are actively managed and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of COVID-19 on our customers’ ability to pay their bills.

Net inventory balances were $89.2 million at February 29, 2020, an increase of $3.2 million compared to a May 31, 2019 balance of $86.0 million. We actively monitor our inventory levels and balance the need for adequate levels of product availability to minimize backorders with a desire to improve inventory turnover and efficiency levels. We have programs in place to improve our turnover in fiscal 2020; however, during the year we have increased inventory levels at our European operations to mitigate potential supply chain disruptions from a disorderly Brexit. Also, during the third quarter, in anticipation of possible supply disruptions due to the
COVID-19
pandemic, we reviewed our inventories of key raw materials and adjusted levels upward in some instances to ensure product availability.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at February 29, 2020, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or execute our plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.
The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

PART I – FINANCIAL INFORMATION
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for variable rate borrowings (no long-term borrowings at February 29, 2020) and short-term investments.
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Brazilian real, the Mexican peso, the Chinese yuan, the Australian dollar, and to a lesser extent, the Indian rupee, the Canadian dollar, the Argentine peso and the Uruguayan peso. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously recognized revenues in the course of collection can be affected positively or negatively by changes in exchange rates. The Company enters into forward contracts to help mitigate the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.
Neogen has assets, liabilities and operations outside of the United States, located in Scotland, England, Italy, Brazil, Mexico, Argentina, Uruguay, China, India, Canada, and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Argentine peso, Uruguay peso, Chinese yuan, Indian rupee, Canadian dollar and the Australian dollar respectively, and also transacts business throughout Europe in the euro. The Company’s investments in foreign subsidiaries are considered to be long-term.
PART I – FINANCIAL INFORMATION
Item 4.	Controls and Procedures
Evaluation	of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
The Company is subject to legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.
Item 1A.	Risk Factors
Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2019.
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of a new strain of coronavirus
(“COVID-19”)
began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the
COVID-19
pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.
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
Items 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: April 3, 2020

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: April 3, 2020

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)