Form 10-K
period 2020-05-31
NEOGEN CORP
filed 2020-07-30
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From

To

.
COMMISSION FILE NUMBER
0-17988

NEOGEN CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2367843
(State of other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
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
Yes

☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No
☒
Based on the closing sale price on November 30, 2019 the aggregate market value of the voting stock held by non-affiliates
of the registrant was $3,489,079,000. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.
The number of outstanding shares of the registrant’s Common Stock was 52,963,988 on June 30, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 8, 2020 annual meeting of shareholders are incorporated by reference into part III of the Form
10-K.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form
10-K,
including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, effects of the ongoing
COVID-19
pandemic on our business, results of operations, liquidity, financial condition, and stock price, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed in item 1A. RISK FACTORS in this Form
10-K
and from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements.
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
As used in this Annual Report on Form
10-K,
the terms “Neogen,” “the Company,” “we,” “us,” and “our” refer to Neogen Corporation and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS
Neogen Corporation and subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products,
meat speciation, drug residues, pesticide residues and general sanitation concerns. Our diagnostic test kits are generally easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of the test kits are disposable, single-use,
immunoassay and DNA detection products that rely on our proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology, and advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.
Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, diagnostic products, rodenticides, cleaners, disinfectants, insecticides and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our USDA-licensed facility in Lansing, Michigan, produces immunostimulant products for horses and dogs, and a unique equine botulism vaccine. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace and human forensic markets.
Neogen’s products are marketed by our sales personnel in the U.S., Canada, Mexico, Central America, Brazil, Argentina, Uruguay, Chile, the United Kingdom and other parts of Europe, China, India and Australia, and by distributors throughout the rest of the world.
Our mission is to be the leading company in the development and marketing of solutions for food and animal safety. To meet this mission, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing new products and services; (iii) growing international sales; and (iv) acquiring businesses and forming strategic alliances. We have historically been successful at increasing product sales organically, including international growth, and maintain an active acquisition program to identify and capitalize on opportunities to acquire new products, businesses, or technology.
Neogen Corporation was formed as a Michigan corporation in June 1981 and operations began in 1982. Our principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595 and our telephone number is
(517) 372-9200.
Neogen’s Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K,
and amendments to those reports are available free of charge via our website (
www.neogen.com
) as soon as reasonably practicable after such information is filed with, or furnished to, the United States Securities and Exchange Commission. The content of our website or the website of any third party that may be noted herein is not incorporated by reference in this Form
10-K.
PRODUCTS
Product trademarks and registered trademarks owned by Neogen include:
CORPORATE:
Neogen
®
, Neogen flask (logo)
®
, Neogen and flask (logo)
®
;
FOOD SAFETY:
AccuClean
®
, AccuPoint
®
, AccuScan
®
, Acumedia
®
, Agri-Screen
®
, Alert
®
, ANSR
®
, BetaStar
®
, BioLumix
®
, Colitag
™
, F.A.S.T.
®
, GeneQuence
®
, GENE-TRAK
®
, Harlequin
®
,
ISO-GRID
®
, Lab M
®
,
Listeria
Right Now
™
, MPNPlate
™
, MPNTray
™
, NeoCare
™
, NeoColumn
™
, NeoFilm
®
, NeoNet
®
, NeoSeek
™
,
NEO-GRID
®
, Penzyme
®
, Raptor
®
, Reveal
®
, Soleris
®
, µPREP
®
, Veratox
®
, Simple. Accurate. Supported. Food Safety Solutions
SM
;
LIFE SCIENCES:
Alert
®
,
K-Blue
®
,
K-Blue
Substrate
®
,
K-Gold
®
, NeoSal
®
;
ANIMAL SAFETY:
Acid-A-Foam
™
, Aero-ssault
™
,
Ag-Tek
®
, AluShield
™
, AquaPrime
®
, Assault
®
, Barnstorm
®
, BioCres
™
50, BioPhene
™
, BioQuat
™
, BotVax
®
, Breeder-Sleeve
®
, Calf Eze
™
, Chem-Tech, Ltd.
™
, Chem-Tech’s CT logo (with circle)
™
,
Chlor-A-Foam
™
, COMPANION
™
,
CT-511
®
, Cykill
™
, D3
™
Needles, DC&R
®
, DeciMax
®
,
Di-Kill
®
, Dr. Frank’s
®
,
Dy-Fly
®
,
Dyne-O-Might
®
, Earth City Resources (design)
®
, ElectroJac
®
, ELISA Technologies (design)
®
, EqStim
®
, EquiSleeve
®
,
E-Z
Bond
™
,
E-Z
Catch
®
, Farm-Foam
™
, Farmphene
®
,
Final-Fly-T
®
,
Fly-Die
Defense
™
,
Fly-Die
Ultra
™
, Fura-Zone
®
, GenQuat
™
, Horse Sense
®
, Ideal
®
, ImmunoRegulin
®
, Insectrin
®
, Insight
™
, Iodis
®
, Jolt
®
,
LD-44
®
,
LD-44T
™
, Maxi Sleeve
®
, MaxKlor
®
, MegaShot
™
, MycAseptic
™
, NeedleGard
™
, Neogen
®
Viroxide Super
™
, Neogen
®
Viroxide Super and flask (design)
™
, NFZ
™
, Nu Dyne
®
, PanaKare
™
, Pantek
™
, ParlorMint
™
, Parvosol
®
, Peraside
™
, Place Pack
®
, PolyPetite
™
, PolyShield
™
, PolySleeve
®
, Preserve
®
, Preserve International
®
, Preserve International(design)
®
, Prima
®
, Prima Marc
™
, Prima-Shot
™
, Prima Tech
®
, Prima Tech logo
®
,
Pro-Fix
®
,
Pro-Flex
®
, Promar
™
,
Pro-Shot
™
,
PRO-TECT
6 MIL
®
, Prozap
®
, Prozap (stylized mark w/fancy Z)
™
,
PY-75
™
, Ramik
®
, Rat &
Mouse-A-Rest
II
®
, RenaKare
™
, Rodent Elimination

Station
™
, Rodex
™
,
Rot-Not
™
,
Safe-T-Flex
™
, Siloxycide
®
, Spectrasol
™
, Spec-Tuss
™
, Squire
®
, Starlicide
®
,
Stress-Dex
®
, SureBond
®
, SureKill
®
,
Swine-O-Dyne
®
, Synergize
®
, SyrVet
®
, Tetrabase
®
, Tetracid
®
, Tetradyne
®
, ThyroKare
™
, TopHoof
™
,
Tri-Hist
®
,
Tri-Seal
™
, Tryad
®
, Turbocide
®
, Turbocide Gold
®
, Uniprim
®
, UriKare
™
,
VAP-5
™
,
VAP-20
™
,
Vet-Tie
™
,
Vita-15
™
, War Paint
®
,
X-185
™
, Zipcide
®
;
GENOMICS:
Deoxi
™
, Envigor
™
, GeneSeek
®
, Genomic Profiler
™
, Genomic Insight for Personalized Care
™
, Genomic Solutions for Food Security
®
, Igenity
®
, SeekGain
™
, SeekSire
™
, SeekTrace
™
,
Tru-Polled
®
;
LOGOTYPES:
BioSentry barn logo
®
, BioSentry chicken logo
®
, BioSentry pig logo
®
, Circular design
®
, TurboCide
®
(stylized), D3 color mark – red
™
.
Neogen operates in two business areas: the Food Safety and the Animal Safety segments. See Notes to Consolidated Financial Statements elsewhere in this Form
10-K
for financial information about our business segments and international operations.
FOOD SAFETY SEGMENT
Neogen’s Food Safety segment is primarily engaged in the production and marketing of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products,
meat speciation, drug residues, pesticide residues and general sanitation concerns. Our test kits are used to detect potential hazards or unintended substances in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies. Neogen’s products include tests for:
Mycotoxins.
Grain producers and processors of all types and sizes use our Veratox, Agri-Screen, Reveal, Reveal Q+ and Reveal Q+ MAX tests to detect the presence of mycotoxins, including aflatoxin, aflatoxin M1, deoxynivalenol, fumonisin, ochratoxin, zearalenone,
T-2/HT-2
toxin and ergot alkaloid, to help ensure product safety and quality in food and animal feed.
Food allergens.
The world’s largest producers of cookies, crackers, candy, ice cream and many other processed foods use our Veratox, Alert, Reveal, Reveal
3-D
and BioKits testing products to help protect their food-allergic customers from the inadvertent contamination of products with food allergens, including but not limited to peanut, milk, egg, almond, gliadin (gluten), soy, hazelnut and coconut residues.
Dairy antibiotics.
Dairy processors are the primary users of Neogen’s BetaStar S, BetaStar Advanced and BetaStar 4D diagnostic tests to detect the presence of veterinary antibiotics in milk. The presence of these drugs above a certain level in milk is a public health hazard and an economic risk to producers as it limits the milk’s further processing.
Foodborne pathogens.
Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of Neogen’s ANSR and Reveal tests for foodborne bacteria, including
E. coli
O157:H7,
Salmonella
,
Listeria
and
Campylobacter
. Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method which exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s pathogen detection method provides
DNA-definitive
results in a fraction of the time of other molecular detection methods. Our
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
Sanitation monitoring.
Neogen manufactures and markets our AccuPoint Advanced rapid sanitation test to detect the presence of adenosine triphosphate (ATP), a chemical found in all living cells. This easy-to-use
and inexpensive test uses bioluminescence to quickly determine if a contact surface has been completely sanitized. When ATP comes into contact with reagents contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. Our worldwide customer base for ATP sanitation testing products includes food and beverage processors, the food service and healthcare industries, as well as many other users.
Seafood contaminants.
Neogen’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; sulfite, an effective but potentially allergenic shrimp preservative; and shellfish toxins. Neogen’s Reveal lateral flow tests for shellfish toxins include rapid tests to detect the toxins that cause amnesic shellfish poisoning (ASP), diarrhetic shellfish poisoning (DSP) and paralytic shellfish poisoning (PSP).

Waterborne microorganisms.
Neogen offers the food and beverage industries, including water companies, several platforms for performing the microbial analysis of water. This includes Neogen’s filter tests, which are a combination of Neogen Filter membrane filtration and Neogen Culture Media ampouled media, and easy-to-use
Colitag product. With Colitag, after an incubation period, the sample changes color in the presence of coliforms and fluoresces in the presence of
E. coli
.
Neogen’s Food Safety group also offers:
Culture media.
Neogen Culture Media, formerly Neogen’s Acumedia and Lab M products, offers culture media and prepared media for varied purposes, including traditional bacterial testing and the growth of beneficial bacteria, such as cultures for sausages and beer. Our customers for culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.
Laboratory services.
Neogen offers food safety analysis services in the U.S., United Kingdom (U.K.) and India. These ISO accredited laboratories offer a variety of fee for service tests for the food and feed industry.
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
Our test kits are generally based on internally developed technology, licensed technology, or technology that is acquired in connection with acquisitions. In fiscal 2020, the Food Safety segment incurred expense totaling $2,040,000 for royalties for licensed technology used in our products, including expense of $822,000 for allergen products, $426,000 for the pathogen product line and $257,000 related to the dairy antibiotics product line. Generally, royalty rates are in the range of 2% to 10% of revenues on products containing the licensed technology. Some licenses involve technology that is exclusive to Neogen’s use, while others are non-exclusive
and involve technology licensed to multiple licensees.
Neogen’s international operations in the U.K., Mexico, Brazil, China and India originally focused on food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management at our international operations, and report through the Food Safety segment.
Revenues from Neogen’s Food Safety segment accounted for 50.9%, 51.5%, and 48.9% of our total revenues for fiscal years ended May 31, 2020, 2019 and 2018, respectively.
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
Veterinary biologics.
Neogen’s BotVax B vaccine has successfully protected thousands of horses and foals against Type B botulism, commonly known as Shaker Foal Syndrome. Our product is the only USDA-approved vaccine for the prevention of Type B botulism in horses. Years of research and many thousands of doses have proven Neogen’s EqStim immunostimulant to be safe and effective as a veterinarian-administered adjunct to conventional treatment of equine bacterial and viral respiratory infections. Our ImmunoRegulin product uses similar immunostimulant technology to aid in the treatment of pyoderma (a bacterial skin inflammation) in dogs.
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
Cleaners and disinfectants.
Used in animal and food production facilities, Neogen’s cleaners and disinfectants, including 904 Disinfectant,
Acid-A-Foam,
Synergize, BioPhene, Neogen Viroxide Super and FarmFluid S, can stop a disease outbreak before it starts. The products are also used in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi and viruses. Neogen’s water line cleaner and disinfectant products, including Peraside, NeoKlor, AquaPrime and Siloxycide, clean water lines, and provide continuous disinfection of a livestock facility’s water supply.
Insecticides.
Neogen’s highly effective insecticides utilize environmentally friendly technical formulas, and several are approved for use in food establishments and by pest control professionals in a wide range of environments. The Company’s Prozap insecticide brand is used in the large animal production industry, particularly with dairy and equine producers. Neogen’s SureKill line of products is used by professionals to control a variety of insects.
Animal genomics services.
Neogen Genomics, formerly known as GeneSeek, provides value-added services to leading agricultural genetics providers, large national cattle associations, companion animal breed registries and direct to consumer canine genetic test providers, university researchers, and numerous commercial beef and dairy cattle, swine, sheep and poultry producers. With state-of-the-art
genomics laboratories and the comprehensive bioinformatics to interpret genomics test results, Neogen Genomics offers identity and trait determination and analysis. Our technology employs high-density DNA genotyping and genomic sequencing for identity and trait analysis in a variety of important animal and agricultural plant species. Our extensive bioinformatics database identifies and predicts an animal’s positive or negative traits based on DNA test results. This information has helped livestock producers increase the speed of genetic improvement in their herds and overall performance and quality of their animals.
Life sciences.
Neogen’s line of approximately 100 drug detection immunoassay test kits is sold worldwide for the detection of approximately 300 abused and therapeutic drugs in farm animals and racing animals, and for the detection of drug residues in meat and meat products. The test kits are also used for human forensic toxicology drug screening applications. This line includes tests for narcotics, analgesics, stimulants, depressants, tranquilizers, anesthetics, steroids and diuretics. Neogen also has several products used by researchers for the detection of biologically active substances.
Many of the products and services in the Animal Safety segment use licensed technology. In fiscal year 2020, Animal Safety incurred expense totaling $484,000 for royalties for licensed technology used in our products and services, including expense of $213,000 related to the genomics services line.
Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. With the acquisition of Cell BioSciences in February 2020, our Australian operation has expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and report through the Animal Safety segment.
Revenues from Neogen’s Animal Safety segment accounted for 49.1%, 48.5%, and 51.1% of our total revenues for fiscal years ended May 31, 2020, 2019 and 2018, respectively.
GENERAL SALES AND MARKETING
Neogen is organized under two segments — Food Safety and Animal Safety. Within these segments, our sales efforts are generally organized by specific markets, rather than by products or geography. During the fiscal year that ended May 31, 2020, we had approximately 28,000 customers for our products. Since many of our customers are distributors, and certain animal safety products are offered to the general retail market, the total number of end users of our products is considerably greater than 28,000. As of May 31, 2020, a total of 379 employees were assigned to sales and marketing functions, compared to 359 at the end of May 2019. During the fiscal years ended May 31, 2020, 2019 and 2018, no single customer or distributor accounted for 10% or more of our revenues.

DOMESTIC SALES AND MARKETING
FOOD SAFETY
To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets. This staff sells our products directly to end users, and also handles technical support issues that arise with customers in the United States.
Neogen’s food safety markets are primarily comprised of:

•	Milling and grain , including grain elevators, feed mills, pet food manufacturers, and grain inspection companies;

•	Meat and poultry , including meat and poultry processors, producers of ready-to-eat meat and poultry products, and the USDA’s Food Safety Inspection Service (FSIS);

•	Prepared foods and ingredients , including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods;

•	Fruits and vegetables , including growers and processors of juice and packaged fresh cut grocery items;

•	Seafood , including harvesters and processors of a wide variety of seafood products;

•	Dairy , including milk and yogurt processors;

•	Beverage , including soft drink bottlers and beer and wine producers;

•	Water, including food producers, water bottlers and municipal water departments;

•	Healthcare , including hospitals and distributors to the healthcare industry;

•	Traditional culture media markets , including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines;

•	Food service , including fast food service establishments and retail grocery market chains; and

•	Nutraceuticals , including producers and marketers of a wide variety of nutritional and holistic consumer products.
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

•
Livestock producers, veterinarians and breed associations.
Neogen has a dedicated group of sales professionals that sells the Company’s comprehensive suite of biosecurity and husbandry products and genomics services directly to livestock producers, and livestock veterinarians and veterinary clinics.

•	Distributors. To expand the reach of its animal safety OTC and veterinary products, Neogen has a dedicated sales team that sells the Company’s products to animal health product distributors.

•	Retailers. Neogen offers select animal care and biosecurity products directly to large farm and ranch retailers for sale to consumers.

•
Breeding and genetics companies.
Neogen has sales professionals who sell directly to the large dairy artificial insemination providers, poultry and swine genetics companies and the aquaculture industry.

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

INTERNATIONAL SALES AND MARKETING
Neogen maintains 15 Company-owned locations outside of the United States to provide a direct presence in regions of particular importance to us; we maintain an extensive network of distributors to reach countries where we do not have a direct presence.
Neogen Europe and subsidiaries.
Neogen Europe, Ltd., located in Ayr, Scotland, sells products and services to our network of customers and distributors throughout the United Kingdom (U.K.), Europe, the Middle East and Africa. Customers in the U.K., France, Germany, Italy and the Netherlands are served by our employees. In other regions, customers are generally serviced by distributors managed by Neogen Europe personnel. Neogen Europe’s research and development team continues to be a strong asset in the development of products tailored to meet the unique requirements of the European market.
Neogen Europe management is also responsible for Neogen’s other Europe-based operations, which include:

•
Lab M Ltd., located in Heywood, England, which manufactures an extensive range of microbiological culture media, supplements and immunomagnetic separation techniques; its proficiency testing systems are used in laboratories around the world.

•
Quat-Chem Ltd., a Rochdale, England-based chemical company that specializes in the development, manufacture and sale of agricultural, industrial, and food processing biocidal hygiene products, including cleaners and disinfectants. Quat-Chem sells its products on a global basis, with a focus on markets in the U.K., E.U., Middle East and Asia.

•	Neogen Italia, a Milan, Italy-based business acquired in January 2020, directly markets and sells Neogen’s products in Italy.

•
Abtek (Biologicals) Ltd., acquired in February 2020, a developer and supplier of culture media supplements and microbiology technologies. With the acquisition, Abtek’s Liverpool operations became Neogen’s third global microbiology manufacturing facility, joining locations in Lansing and Heywood.

Neogen
Latinoam
é
rica
.
Neogen Latinoamérica is headquartered near Mexico City and distributes Neogen’s products throughout Mexico and Central America. Neogen Latinoamérica manages our business activities throughout the region by marketing to animal and crop producers and food processors, utilizing our direct sales representatives to sell Food Safety products and genomics services, while marketing cleaners, disinfectants and other Animal Safety products primarily through distributors.
Neogen Argentina, Neogen Uruguay and Neogen Chile.
In January 2020, Neogen acquired Productos Quimicos Magiar and Lakenord S.A. (Magiar Uruguay), distributors of Neogen’s food safety diagnostics products for the previous 20 years, with operations in Argentina and Uruguay, respectively. In March 2020, Neogen acquired the assets of Chile-based Magiar Chilena, a distributor of food, animal, and plant diagnostics, including Neogen products. With the acquisitions, the former Magiar operations remain in the three countries and provide Neogen with a physical presence in the important agricultural Southern Cone region of South America, which has large beef and dairy populations with significant export markets. The operations are managed through Neogen’s Latin American operations and offer direct sales of Neogen food safety, animal safety and genomics products into Argentina, Uruguay and Chile.
Neogen do Brasil.
Neogen do Brasil, headquartered near São Paulo, distributes Neogen’s products throughout Brazil. Brazil is one of the world leaders in the export of numerous food commodities, including beef, poultry, soybeans, coffee, sugar and orange juice, and this operation gives us direct sales representation to these important markets. Neogen do Brasil management is also responsible for sales and marketing for Rogama, located in Pindamonhangaba, Brazil. This company operates a genomics testing laboratory (formerly named Deoxi) and develops, manufactures and markets rodenticides and insecticides. Rogama offers more than 70 registered pest control products to Brazil’s agronomic, professional and retail markets.
Neogen China.
Our Chinese subsidiary, located in Shanghai, employs sales representatives who sell directly to Chinese customers. China’s burgeoning middle class, with its rapidly growing demand for higher quality meat and dairy products, makes the country a growth opportunity for Neogen’s products and services — both for animal production on the country’s farms, and in processing plants throughout China’s food production and distribution channels. We utilize both direct sales representatives and distributors to sell our complete portfolio in this growing market.
Neogen India.
This business operates an accredited laboratory which performs food safety and water quality testing for food producers, major hotels and restaurants in its home region, as well as safety and quality analysis for the country’s expanding nutraceutical market, and growing food export businesses. The laboratory is located in Kochi, in the state of Kerala, which is India’s leading region for the export of spices, tea, and fresh fruits and vegetables. Neogen India is also responsible for sales of our food safety and animal safety products to customers and distributors in India and nearby countries.

Neogen Australasia.
Neogen Australasia operates a genomics testing laboratory, focusing on the sheep and cattle markets in Australia and New Zealand, and also markets and sells our animal safety products in those countries. In February 2020, the Company acquired the assets of Cell BioSciences, an Australian distributor of food safety and industrial microbiology products. This acquisition has given Neogen a direct sales presence across Australasia for its entire product portfolio.
Neogen Canada.
In January 2019, Neogen acquired the assets of the Edmonton-based Delta Genomics Centre, a major animal genomics laboratory in Canada. With the acquisition, Delta’s laboratory operations were renamed Neogen Canada, and became Neogen’s sixth animal genomics laboratory, joining locations in the U.S., Scotland, Brazil, China and Australia.
Other distributor partners.
Outside of our physical locations, Neogen uses our own sales managers in both the Food Safety and Animal Safety segments to work closely with and coordinate the efforts of a network of approximately 200 distributors in more than 100 countries. The distributors provide local training and technical support, perform market research and promote Company products within designated countries around the world.
Sales to customers outside the United States accounted for 39.4%, 40.1%, and 37.6% of our total revenues for fiscal years ended May 31, 2020, 2019 and 2018, respectively. No individual foreign country contributed 10% or more of our revenues for those same periods.
RESEARCH AND DEVELOPMENT
Management maintains a strong commitment to Neogen’s research and development activities. Our product development efforts are focused on the enhancement of existing products and in the development of new products that fit our business strategy. As of May 31, 2020, we employed 89 individuals in our worldwide research and development group, including immunologists, chemists and microbiologists. Research and development costs were approximately $14.8 million, $12.8 million, and $10.9 million representing 3.5%, 3.1%, and 2.7% of total revenues in fiscal years 2020, 2019 and 2018, respectively. Management currently expects our future research and development expenditures to approximate 3% of total revenues annually.
Neogen has ongoing development projects for several new and improved diagnostic tests, readers and other complementary products for both the Food Safety and Animal Safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2021 and 2022.
Portions of certain technologies utilized in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with affiliated partners, independent scientists, governmental units, universities and other third parties. We have entered into agreements with these parties that provide for the payment of royalties based upon sales of products that utilize the pertinent licensed technology. Royalties, expensed to sales and marketing, under these agreements amounted to $2,524,000, $2,795,000, and $2,876,000 in fiscal years 2020, 2019 and 2018, respectively.
PROPRIETARY PROTECTION AND APPROVALS
Neogen uses trade secrets as proprietary protection in many of its food and animal safety products. In many cases, we have developed unique antibodies capable of detecting microorganisms and residues at minute levels. The supply of these antibodies, and the proprietary techniques utilized for their development, may offer better protection than filing patents. Such proprietary reagents are maintained in secure facilities and stored in more than one location to reduce exposure to complete destruction by natural disaster or other means.
Patent and trademark applications are submitted whenever appropriate. Since its inception, Neogen has acquired and received numerous patents and trademarks, and has several pending patents and trademarks. The patents expire at various times over the next 23 years.

A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens, & Drug Residues	21	33	2021-2026
Bacterial & General Sanitation	5	0	2021-2022
Life Sciences	0	4	2024
Vaccine	1	0	2028
Veterinary Instruments & Other	13	44	2020-2042
Genomics Services	18	4	2021-2029
We do not expect the near-term expiration of any single patent to have a significant effect on future results of operations.
Management believes that Neogen has adequate protection regarding proprietary rights for our products. However, we are aware that substantial research has taken place at universities, governmental agencies and other companies throughout the world and that numerous patents have been applied for and issued for technologies which may be used in our products. To the extent some of our products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, we may need to obtain licenses to use such technologies to continue to sell the products. These licenses may not be available on commercially reasonable terms. Failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. In addition, patent litigation is not uncommon. Accordingly, there can be no assurance that our existing patents will be sufficient to completely protect our proprietary rights.
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
Neogen utilizes third-party validations on many of our disposable test kits to provide our customers with assurances that our products perform to specified levels. These include validation by the AOAC International, independently administered third-party, multi-laboratory collaborative studies and approvals by the USDA Food Safety Inspection Service for the use of our products in their operations.
PRODUCTION AND SUPPLY
Neogen manufactures our products in Michigan, Kentucky, Wisconsin, North Carolina, Iowa, Tennessee, California, the United Kingdom and Brazil and provides genomics services in Nebraska, Scotland, Brazil, Australia, China and Canada. As of May 31, 2020, there were approximately 965 full-time employees assigned to manufacturing and providing of services in these locations, operating on one or two shifts; with occasional 24/7 production during high demand periods. Future demand increases could be accommodated by adding shifts. Management believes we could increase the current output of our primary product lines by more than 50% using the current space available; however, to do so would require investment in additional equipment.
Food safety diagnostics.
Manufacturing of diagnostic tests for the detection of natural toxins, pathogens, food allergens, dairy antibiotics, spoilage organisms and pesticides, final kit assembly, quality assurance and shipping takes place at our facilities in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in our immunology laboratories in Lansing. Generally, final assembly and shipment of diagnostic test kits to customers in Europe is performed in our Ayr, Scotland facility. Most of the Company’s food safety diagnostic instruments and readers are produced by third-party vendors to our specifications, quality tested in Lansing, and then shipped to customers. Culture media products are manufactured in an
ISO-approved
facility in Lansing and in Heywood and Liverpool, England. Products are blended following strict formulations or custom blended to customer specifications and shipped directly to customers from Lansing and the United Kingdom. The Heywood location produces prepared media plates, sterile liquid media, and other related products in ready to use format for the food testing laboratories across the U.K. and western Europe.
Animal health products.
Manufacturing of animal health products, pharmacological diagnostic test kits and test kits for drug residues takes place in our
FDA-registered
facilities in Lexington, Kentucky. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products and veterinary instruments that are purchased finished or that are toll manufactured by third party vendors are warehoused and shipped from our Lexington facilities. Other veterinary instruments are produced in our facilities in Lansing, and are generally then shipped to Lexington for distribution to customers. Manufacturing and shipment of devices used for animal injections, topical applications and oral administration occurs in Kenansville, North Carolina.

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
Future competition may become even more intense, and could result from the development of new technologies, which could affect the marketability and profitability of Neogen’s products. Our competitive position will also depend on our ability to continue to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans and obtain patent protection for new products. Additionally, we must continue to generate or have access to adequate capital resources to execute our strategy.
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
Neogen Genomics, which includes the leading commercial agricultural genomics laboratory in the U.S., employs cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through selective breeding of traits such as disease resistance, yield improvement and meat quality. Competition comes mainly from a number of service providers, some significantly larger than us, as well as several smaller companies offering genomics services. Neogen Genomics is not involved in cloning or the development of transgenic animals.
GOVERNMENT REGULATION
A significant portion of Neogen’s products and revenues are affected by the regulations of various domestic and foreign government agencies, including the U.S. Department of Agriculture (USDA), the Environmental Protection Agency (EPA) and the U.S. Food and Drug Administration (FDA). Changes in these regulations could affect revenues and/or costs of production and distribution.
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
EMPLOYEES
As of May 31, 2020, we employed 1,764 full-time persons worldwide. None of the employees are covered by collective bargaining agreements. There have been no work stoppages or slowdowns due to labor-related problems, and management believes that our relationship with our employees is generally good. Employees with access to proprietary information have executed confidentiality agreements with Neogen.

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
began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the
COVID-19
pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, related restrictions on travel and transports, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and consumer demand. Additional future impacts to us may include, but are not limited to, material adverse effects on: demand for our products and services; our supply chain, and sales and distribution channels; and our profitability and cost structure. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, and financial condition. The situation is changing rapidly and future impacts may materialize that are not yet known. To the extent the
COVID-19
pandemic adversely affects our business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this section.
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
We rely significantly on our information systems’ infrastructure to support our operations and a failure of these systems and infrastructure and/or a security breach of our information systems could damage our reputation and have an adverse effect on operations and results.
We rely on our information systems’ infrastructure to integrate departments and functions, to enhance our ability to service customers, to improve our control environment and to manage our cost reduction initiatives. If a security breach or cyberattack of our IT networks and systems occurs, our operations could be interrupted. Any issues involving our critical business applications and infrastructure may adversely impact our ability to manage our operations and the customers we serve. Although we have controls and security measures in place to prevent such attacks, experienced computer hackers are increasingly organized and sophisticated. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid-for
service. In addition, the techniques used to access or sabotage networks change frequently and generally are not recognized until launched against a target.
We rely on several information systems throughout our company, as well as those of our third-party business partners, to provide access to our web-based
products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information and operate other critical functions. Although Neogen employs system backup measures and engages in information system redundancy planning and processes, such measures, as well as our current disaster recovery plan, may be ineffective or inadequate to address all vulnerabilities. Further, our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the Internet (including via devices and applications connected to the Internet), email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information.
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
In addition,
COVID-19
may have an adverse impact on our information technology systems, including telecommuting issues associated with the rapid and broad-based shift in our employee population working remotely, which creates inherent productivity, connectivity and oversight challenges.
Disruption of our manufacturing and service operations could have an adverse effect on our financial condition and results of operations.
We manufacture our products at several manufacturing facilities located in the following locations: Lansing, Michigan; Lexington, Kentucky; Randolph, Wisconsin; Kenansville, North Carolina; Pleasantville, Iowa; Memphis, Tennessee; Turlock, California; Heywood, England; Liverpool, England; Ayr, Scotland; Rochdale, England; and Pindamonhangaba, Brazil. We offer genomics services from facilities located in: Lincoln, Nebraska; Ayr, Scotland; Pindamonhangaba, Brazil; Edmonton, Canada; Shanghai, China; and Gatton, Australia. These facilities and our distribution systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made
disasters. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and/or distribution system. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance for property damage and business interruption, we do not carry insurance or have financial reserves for interruptions or potential losses arising from terrorism. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If we are unable to obtain sufficient and cost-effective third-party insurance coverage, or to the extent we have elected to self-insure, we may be at greater risk that our operations will be harmed by a catastrophic loss.
Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results.
We rely on third-party suppliers to provide raw materials and other components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. In addition, we currently purchase some raw materials and products from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. Problems with suppliers could negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs or damage our reputation with our customers.

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
The markets in which we compete are subject to rapid and substantial changes in technology and are characterized by extensive research and development and intense competition. Our competitors and potential competitors may have greater financial, technical, manufacturing, marketing, research and development and management resources than we do. These competitors might be able to use their resources, reputations and ability to leverage existing customer relationships to give them a competitive advantage over us. They might also succeed in developing products that are more reliable and effective than our products, are less costly than our products or provide alternatives to our products.
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
We are dependent on key employees.
Our success depends, in large part, on members of our management team. Our loss of any of these, or other key employees could have a material adverse effect on us. We have not executed long-term employment agreements with any of these employees and do not expect to do so in the foreseeable future. Our success depends, significantly, on our ability to continue to attract and retain such personnel. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.
Our business may be subject to product or services liability claims.
The manufacturing and distribution of our products or performance of our services involves an inherent risk of liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or our products are determined to be defective, we might incur significant legal expenses not covered by insurance. In addition, product liability litigation could damage our reputation and impair our ability to market our products, regardless of the outcome. Litigation could also impair our ability to retain product liability insurance or make our insurance more expensive.

Although we currently maintain liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product or services liability claim, our business, financial condition and results of operations could be adversely affected.
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
In fiscal 2020, sales to customers outside of the U.S. accounted for 39.4% of our total revenue. We expect that our international business will continue to account for a significant portion of our total sales. Foreign regulatory bodies may establish product standards different from those in the U.S. and with which our current products do not comply. Our potential inability to design products that comply with foreign standards could have a material adverse effect on our future growth. Other risks related to sales to customers outside of the U.S. include possible disruptions in transportation, difficulties in building and managing foreign distribution, fluctuation in the value of foreign currencies, changes in import duties and quotas and unexpected economic and political changes in foreign markets. These factors could negatively impact our competitiveness in these markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including potential changes to tariffs and existing trade policies and agreements, could adversely affect our results.
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
We are subject to the tax laws and regulations of the U.S., including state and local governments, as well as foreign jurisdictions. Legislation may be enacted that could materially adversely affect our financial results There can be no assurance that our effective tax rate will not be adversely affected by legislation.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS – NONE

ITEM 2.	PROPERTIES
Principal Manufacturing, Distribution and Administrative locations

Location	Square Feet	Operations	Ownership
Lansing, Michigan	300,000	Corporate, Food Safety, Animal Safety	Owned

Lexington, Kentucky	210,000	Animal Safety	Owned

Kenansville, North Carolina	33,500	Animal Safety	Leased, expires 3/2021

St Joseph, Michigan	7,000	Animal Safety	Leased, expires 5/2021

Randolph, Wisconsin	137,000	Animal Safety	Owned

Pleasantville, Iowa	59,000	Animal Safety	Leased, expires 12/2020

Lincoln, Nebraska	41,000	Animal Safety	Owned

Memphis, Tennessee	66,100	Animal Safety	Owned

Turlock, California	29,500	Animal Safety	Leased, expires 9/2022

Edmonton, Alberta, Canada	4,800	Animal Safety	Owned

Ayr, Scotland, United Kingdom	74,000	Food Safety	Owned

Heywood, England, United Kingdom	26,800	Food Safety	Owned

Rochdale, England, United Kingdom	60,000	Food Safety	Owned

Liverpool, England, United Kingdom	4,000	Food Safety	Leased, expires 12/2025

Milan, Italy	1,000	Food Safety	Leased, expires 12/2020

Indaiatuba, Brazil	6,800	Food Safety	Leased, expires 5/2021

Pindamonhangaba, Brazil	76,000	Food Safety	Owned

Naucalpan, Mexico	27,000	Food Safety	Leased, expires 10/2021

Buenos Aires, Argentina	2,200	Food Safety	Leased, expires 8/2020

Ciudad de la Costa, Uruguay	900	Food Safety	Leased, expires 10/2020

Santiago, Chile	2,700	Food Safety	Leased, expires 3/2022

Shanghai, China	7,900	Food Safety	Leased, expires 10/2021

Kochi, India	5,500	Food Safety	Leased, expires 4/2021

Gatton, Australia	4,600	Animal Safety	Leased, expires 1/2023
Our corporate headquarters are located in Lansing, Michigan, with administrative, sales, manufacturing and warehousing in other locations domestically and globally. These properties are in good condition, well-maintained, and generally suitable and adequate to support our business. For those leases expiring within the next 12 months, we believe that we will be able to negotiate agreements to extend such leases on similar terms.

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
Market Information
Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol NEOG.
Holders
As of June 30, 2020, there were approximately 245 stockholders of record of Common Stock and management believes there are a total of approximately 10,000 beneficial holders.
Dividends
Neogen has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The graph below matches Neogen Corporation’s cumulative
5-Year
total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 5/31/2015 to 5/31/2020.

	5/15	5/16	5/17	5/18	5/19	5/20
Neogen Corporation	100.00	105.63	135.41	215.97	160.75	203.17
NASDAQ Composite	100.00	98.82	125.26	152.00	153.87	197.98
NASDAQ Medical Equipment	100.00	105.80	140.72	197.84	194.22	235.57
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial data of Neogen for the year ended May 31, 2020, and each of the four preceding fiscal years. The selected consolidated financial data presented below have been derived from our consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form
10-K.

	Year Ended May 31
	2020	2019	2018	2017	2016
(in thousands, except per share data)
Income Statement Data:
Food Safety Revenues	$212,691	$213,474	$194,477	$170,034	$145,057
Animal Safety Revenues	205,479	200,712	203,453	188,243	172,172

Total Revenues	418,170	414,186	397,930	358,277	317,229
Total Cost of Revenues	221,891	222,266	211,658	189,353	167,898

Gross Margin	196,279	191,920	186,272	168,924	149,331
Sales and Marketing	69,675	70,230	66,929	59,380	53,866
General and Administrative	44,331	40,791	38,294	34,214	29,189
Research and Development	14,750	12,805	10,855	10,385	9,890

Operating Income	67,523	68,094	70,194	64,945	56,386
Other Income (Expense)	4,782	4,865	3,271	1,728	(873)

Income Before Income Taxes	72,305	72,959	73,465	66,673	55,513
Provision for Income Taxes	12,830	12,783	10,250	22,700	18,975

Net Income	59,475	60,176	63,215	43,973	36,538
Net (Income) Loss Attributable to Non-controlling Interest	—	—	(70)	(180)	26

Net Income Attributable to Neogen	$59,475	$60,176	$63,145	$43,793	$36,564

Net Income per Share (basic) (1)	$1.13	$1.16	$1.23	$0.87	$0.73
Net Income per Share (diluted) (1)	$1.13	$1.15	$1.21	$0.86	$0.72
Weighted Average Shares Outstanding (diluted) (1)	52,860	52,425	52,149	51,165	50,500

	Year Ended May 31
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and Cash Equivalents and Marketable Securities	$343,673	$267,524	$210,810	$143,635	$107,796
Working Capital (2)	488,917	411,278	337,101	256,959	219,628
Total Assets	797,182	695,740	618,009	528,409	449,940
Long-Term Debt	—	—	—	—	—
Total Equity	725,177	637,899	560,175	471,757	404,161

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form
10-K.
In addition, any forward-looking statements represent management’s views only as of the day this Form
10-K
was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including but not limited to, those related to receivable allowances, inventories and intangible assets. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Though the impact of the
COVID-19
pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results may differ from these estimates under different assumptions or conditions.
The following critical accounting
policy reflects
management’s more significant judgments and estimates used in the preparation of the consolidated financial statements.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and for tax credit carryforwards and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred income tax assets and liabilities during the year. The determination of income subject to income tax in each tax paying jurisdiction requires us to apply transfer pricing guidelines for certain intercompany transactions.
Our wholly-owned foreign subsidiaries are comprised of Neogen Europe, Lab M Ltd, Quat-Chem Ltd, Abtek (Biologicals) Ltd, Neogen Italia S.r.l., Neogen do Brasil, Rogama Industria e Comercio Ltda, Neogen Latinoamérica, Productos Quimicos Magiar S.A., Neogen Uruguay, Neogen Chile SpA, Neogen
Bio-Scientific
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
of the decision to indefinitely
re-invest
foreign earnings. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
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

RESULTS OF OPERATIONS
Executive Overview

•	Consolidated revenues were $418.2 million in fiscal 2020, an increase of 1.0% compared to $414.2 million in fiscal 2019. Organic sales overall increased 0.2% compared to the prior year.

•
Food Safety segment sales were $212.7 million in fiscal 2020 compared to $213.5 million in fiscal 2019, a decrease of $800,000, or 0.4%. Organic sales decreased 1.3%, while the Clarus Labs (August 2018) acquisition, the purchase of four former distributors and a small manufacturer (Abtek) completed during the year, contributed $2.0 million in revenues.

•
Animal Safety segment sales were $205.5 million in fiscal 2020, an increase of 2.4% compared to $200.7 million in fiscal 2019. Organic sales rose 1.9%, with the acquisitions of Livestock Genetic Services (September 2018), Delta Genomics (January 2019) and Cell BioSciences (March 2020) contributing the remainder of the growth.

•	International sales were 39.4% of total sales in fiscal 2020 compared to 40.1% of total sales in fiscal 2019.

•	Our effective tax rate was 17.7% in fiscal 2020 compared to an effective tax rate of 17.5% in fiscal 2019.

•	Net income was $59.5 million, or $1.13 per diluted share, a decrease of 1% compared to $60.2 million, or $1.15 per share, in the prior year.

•	Cash generated from operating activities in fiscal 2020 was $85.9 million, compared to $63.8 million in fiscal 2019.
Neogen’s international revenues were $164.7 million in fiscal 2020, compared to $165.9 million in fiscal 2019. Currency translation had a negative impact during the year. In a neutral currency environment, revenues would have been approximately $6.0 million higher on a comparative basis in fiscal 2020, as the U.S. dollar (USD) strengthened against all the currencies in the countries in which we conduct business. As financial markets reacted to the global impact of the
COVID-19
pandemic, currency translations negatively impacted comparative revenues by $3.5 million in the fourth quarter of fiscal 2020. This was primarily due to devaluation of the Brazilian real and the Mexican peso, which were 25% and 18% lower on average, respectively, compared to the fourth quarter of fiscal 2019.
We continue to focus on increasing our presence and market share throughout the world, while also integrating recent international acquisitions into our overall geographic and product portfolio. Sales results for fiscal 2020 compared to the prior year are as follows for each of our international locations:

	Revenue	Revenue
	% Increase	% Increase
	USD	Local Currency
Neogen Europe (including Lab M, Quat-Chem & Abtek)	5%	8%
Neogen do Brasil (including Rogama)	(10)%	0%
Neogen Latinoamerica	6%	11%
Neogen China	22%	26%
Neogen India	3%	5%
Neogen Australasia	18%	26%
Neogen Canada	70%	72%
The revenue increase in U.S. dollars at Neogen Europe was led by a 14% increase in sales of disinfectant and veterinary products, primarily due to
COVID-19
related sales of hand sanitizer and disinfectant in the U.K. Sales of genomics services rose 7% in fiscal 2020, on strength to the bovine market. Sales of culture media products increased 5% for the year. Partially offsetting this growth, were lower sales of deoxynivalenol (DON) test kits into France and Germany, due to an outbreak in fiscal 2019, which did not recur in the current year.
Revenues in Brazil declined 10% in USD in fiscal 2020, in large part due to the devaluation of the Brazilian real relative to the U.S. dollar during the year. Sales of our forensic drug test kits, used to test for the presence of prohibited drugs in commercial truck drivers in that country, declined 86%, as a large commercial laboratory switched to an alternative testing
method in the first quarter of the year. Genomics revenues in Brazil declined 26% during the year, primarily due to a project testing cattle for the Brazilian government in the prior fiscal year which did not recur in fiscal 2020, as well as delays in receiving samples in the fourth quarter due to
COVID-19.
Partially offsetting that decline was strong growth in sales of natural toxins test kits, as we continued to gain significant business from customers testing for the presence of aflatoxin in corn and DON in grains.
Neogen Latinoamerica grew revenues by 6% in USD, with strong growth in sales of diagnostic test kits, which offset lower sales of cleaners, disinfectants and rodenticides in Mexico and Central America due to weakness in the distribution channels in those markets. Growth in China was the result of strong sales of cleaners and disinfectants, including Neogen Viroxide Super, into the porcine market, due to demand resulting from the Asian swine flu and
COVID-19
outbreak in that country. Revenue growth in India was 3% for the year but decreased 16% during the fourth quarter compared to the prior year, as the country’s economic activity was greatly reduced in that period due to
COVID-19.
Neogen Australasia’s growth was led by a 21% gain in genomics revenue to the sheep market and growth in traditional animal safety products for the year, while strong genomics sales in beef and poultry markets in Canada drove their 70% revenue increase, albeit off a small base.
Service revenue, which consists primarily of genomics services to animal protein and companion animal markets, was $82.6 million in fiscal 2020, an increase of 11% over prior fiscal year sales of $74.7 million. The growth was led by increases in sample volumes from the global commercial beef, sheep and companion animal markets, while porcine and poultry sales were fairly flat.
REVENUES

	Year Ended
		Increase/		Increase/
(dollars in thousands)	May 31, 2020	(Decrease)	May 31, 2019	(Decrease)	May 31, 2018
Food Safety:
Natural Toxins, Allergens & Drug Residues	$76,207	(3)%	$78,373	7%	$72,962
Bacterial & General Sanitation	41,780	(0)%	41,966	10%	38,156
Culture Media & Other	47,847	(4)%	49,857	13%	44,271
Rodenticides, Insecticides & Disinfectants	28,890	13%	25,584	7%	23,821
Genomics Services	17,967	2%	17,694	16%	15,267

	212,691	(0)%	213,474	10%	194,477

Animal Safety:

Life Sciences	6,322	(20)%	7,858	(25)%	10,411
Veterinary Instruments & Disposables	42,941	(4)%	44,582	(7)%	47,749
Animal Care & Other	28,389	(5)%	29,941	(3)%	30,930
Rodenticides, Insecticides & Disinfectants	68,815	4%	66,389	(2)%	67,646
Genomics Services	59,012	14%	51,942	11%	46,717

	205,479	2%	200,712	(1)%	203,453

Total Revenue	$418,170	1%	$414,186	4%	$397,930

Year Ended May 31, 2020 Compared to Year Ended May 31, 2019
Food Safety:
The
COVID-19
pandemic in the second half of fiscal 2020 resulted in difficult operating conditions in many of our key market segments. Shelter in place orders across the U.S. and in a number of our international markets, the closure or reduced output of businesses due to quarantine, disruption in the supply chain resulting from reduction in end-market
demand, and the inability of some markets to react quickly to these changes, each adversely impacted our revenues.
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category were 3% lower in fiscal 2020 compared to the prior year, driven by a 30% decline in sales of drug residues test kits, due to lower demand from a large distributor in Europe. In January 2020, we ended our exclusive relationship with this distributor and have begun marketing these products directly into the European market. Partially offsetting the decrease in drug residue testing, the natural toxins and allergens product lines each increased 4% for the year. The natural toxin increase was due to continued new business earned in Brazil for aflatoxin and DON test kits, partially offset by lower sales of DON test kits in the U.S. and France, the result of mild outbreaks in the prior year which did not recur in fiscal 2020. The allergen test kit increase was primarily the result of strong gliadin, milk and coconut allergen test kit sales in the U.S. market, although fourth quarter sales declined 7% due to lower business with customers supplying restaurants and other food service organizations, which were adversely impacted by
COVID-19.
Bacterial
 & General Sanitation –
Sales in this category were essentially flat in fiscal 2020 compared to the prior year. Sales of test kits to detect pathogens decreased 2%, as lower sales of ANSR equipment were only partially offset by increases from our
Listeria
Right Now test kit, which grew 24% in fiscal 2020. Sales of our AccuPoint sanitation monitoring product line increased 6%, on gains in both readers and samplers. Sales of products to detect spoilage organisms in foods decreased 7% in fiscal 2020 on reduced sales of readers and consumable vials during the year, resulting from lower market demand and customer losses.
Culture Media
 & Other –
Sales in this category decreased 4% in fiscal 2020 compared to fiscal 2019. This category includes forensic drug test kits sold within Brazil, which declined significantly as a large commercial lab customer in that country moved to an alternative technology which provided higher throughput. Culture media revenues declined 5%, due to lower end market demand from several large customers in the U.S. Higher shipping revenues, which rose 12% for the year, and lower rebates offered to certain customers, both of which are reported in this category, partially offset the lower forensic and culture media revenues.
Rodenticides, Insecticides
 & Disinfectants –
Revenues of products in this category sold through our Food Safety operations increased 13% in fiscal 2020 compared to fiscal 2019. This category was led by increases in sales of cleaners and disinfectants to customers in Europe, the Middle East and China, partially offset by a decrease in sales of rodenticides in Central America due to lower demand from a large distributor, and reduced demand of cleaners and disinfectants in India, due to a large order in 2019 which did not recur in fiscal 2020.
Genomics Services –
Sales of genomics services sold through our Food Safety operations increased 2% in fiscal 2020 compared to the prior year, primarily due to higher sales in the European bovine and equine markets. Partially offsetting this increase were lower revenues from our genomics operation in Brazil due to a research project with the Brazilian government from 2019 which did not recur in fiscal 2020.
Animal Safety:
A significant proportion of the Animal Safety products are marketed and sold through our veterinary distributor network; this channel has been soft in both fiscal years 2019 and 2020, as difficult market conditions resulting from increased tariffs and political uncertainties in our agricultural and animal protein markets continued. The
COVID-19
pandemic in the second half of fiscal 2020 has exacerbated these market conditions; further, the market uncertainty resulting from
COVID-19
has caused our larger distributor partners to implement working capital improvement programs by lowering inventory levels which resulted in lower sales of many products in our animal health portfolio. Partially offsetting this weakness in the fourth quarter were higher sales of several of our cleaning and disinfecting products due to demand caused by the
COVID-19
pandemic.
Life Sciences –
Sales in this category decreased 20% in fiscal 2020 compared to the same period in the prior year, the result of lower forensic drug test kit sales to a large commercial lab in the U.S. serving the Brazilian market, a reduction in sales of products to the U.S. horse racing industry in the U.S. due to a decline in domestic racing activity, and the consolidation of several state laboratories.
Veterinary Instruments
 & Disposables –
Revenues in this category decreased 4% in fiscal 2020 compared to fiscal 2019. Veterinary instruments sales were down 7% for the year, primarily the result of a 20% decline in needles and 3% decline in syringes, due to lower demand from our largest distributors. Partially offsetting these decreases, protective wear and consumables increased 24% for the year, on the strength of a $956,000 increase in gloves in the fourth quarter of fiscal 2020, the result of demand caused by the
COVID-19
pandemic.
Animal Care
 & Other –
Sales of these products decreased 5% in fiscal 2020 compared to fiscal 2019. Antibiotics and injectable vitamin products were down 20% and 15%, respectively, due primarily to inventory destocking at distributors. Sales of our biologics product line, marketed primarily into the equine market, declined 17%, and our equine supplements were also down 20%, due to lower demand from end customers in this market. Sales of wound care products rose 9% to partially offset these losses.
Rodenticides, Insecticides
 & Disinfectants –
Sales in this category increased 4% in fiscal 2020, compared to the prior year. The increase was due primarily to a $2.6 million increase in sales of cleaners and disinfectants for the year, driven in large part by growth in hand sanitizers, disinfectants, and disinfecting wipes in the fourth quarter resulting from the
COVID-19
pandemic. Revenues for water disinfection in animal protein production environments rose 8% over fiscal 2019. Rodenticide sales increased 1% over the prior year, as strong growth in the retail market was almost entirely offset by lower sales to agricultural markets in the northwest U.S., due to lower rodent pressure. Insecticide revenues declined 2% for the year.

Genomics Services –
Sales in this category increased 14% in fiscal 2020, aided by the acquisition of Livestock Genetics (September 2018) and Delta Genomics (January 2019); organic growth in this category was 12%. Strong growth in the companion animal and commercial beef cattle markets was partially offset by revenue decreases in the U.S. commercial dairy market due to weak economic conditions in that market, resulting from a movement away from dairy milk towards alternative products.
Year Ended May 31, 2019 Compared to Year Ended May 31, 2018
Food Safety:
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category increased 7% in fiscal 2019 compared to the prior year. For the natural toxins and allergens product lines, test kit sales increased 15% and 7%, respectively, for the year. The natural toxin increase was due to new business earned in Brazil for aflatoxin test kits, and higher sales of DON test kits in the U.S. and France, the result of mild outbreaks. These increases were partially offset by a 5% decrease in sales of drug residues test kits, due to lower demand in Europe.
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
Culture Media
 & Other –
Sales in this category increased 13% in fiscal 2019 compared to fiscal 2018. Sales of Neogen Culture Media, formerly marketed as the Acumedia and Lab M brands, increased 7%, aided in part by the August 2018 acquisition of Clarus Labs, which consists of the Colitag product and reports in the culture media product line. Excluding new business from the acquisition, sales in the Neogen Culture Media product line increased 4%. This category also includes forensic drug test kits sold within Brazil, which increased significantly as business shifted from labs in the U.S. in the prior year (reported in the Animal Safety segment) to labs in Brazil and increased demand from commercial laboratories in that country.
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
Animal Safety:
Life Sciences –
Sales in this category decreased 25% in fiscal 2019 compared to the same period in the prior year, as approximately $2.4 million of forensic drug test kit revenues shifted to our operations in Brazil, which are reported in the Food Safety segment. This testing was performed by commercial labs in the U.S. in the prior fiscal year, but has since moved to commercial labs located in Brazil.
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
Animal Care
 & Other –
Sales of these products decreased 3% in fiscal 2019. Wound care and injectable vitamin products were down 13% and 6%, respectively, due to inventory destocking at distributors; dairy supplies that we distribute were down 5%, due to poor economic conditions in the commercial dairy production market. Additionally, we spent more on promotional programs and rebates with distributors, which are recorded as contra revenues within this category, in fiscal 2019 than in the prior year. Partially offsetting these losses were a 12% increase in sales of our biologics product line and a 7% increase in supplements and other care products, both due to increased demand from end customers in the companion animal and equine markets.

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
Genomics Services –
Sales in this category increased 11% in fiscal 2019, aided by the acquisition of Neogen Australasia (September 2017), Livestock Genetics (September 2018) and Delta Genomics (January 2019); organic growth in this category was 7%. Strong growth in the beef cattle and companion animal markets was partially offset by revenue decreases in U.S. poultry and porcine markets, despite increases in sample volumes, resulting from a shift to lower priced chips and services. Additionally, poor economic conditions in the U.S. commercial dairy production market resulted in lower revenues from that market.
COST OF REVENUES

(dollars in thousands)	2020	Increase	2019	Increase	2018
Cost of Revenues	$221,891	0%	$222,266	5%	$211,658
Cost of revenues was essentially flat in fiscal 2020 compared to fiscal 2019 and rose 5% in fiscal 2019 compared to fiscal 2018. This compares with revenue increases of 1% in fiscal 2020 and 4% in fiscal 2019. Expressed as a percentage of sales, cost of revenues was 53.1%, 53.7% and 53.2% in fiscal years 2020, 2019 and 2018, respectively. Gross margins were 46.9%, 46.3%, and 46.8% for fiscal years 2020, 2019, and 2018, respectively.
Fiscal 2020
– Our overall gross margin improved 60 basis points in fiscal 2020, primarily from improved gross margin in the Animal Safety segment and improved efficiencies, resulting from a focus on manufacturing
cost reductions. These efforts resulted in a slight decrease in cost of revenues compared to the prior fiscal year.
Fiscal 2019
– Both Food Safety and Animal Safety margins decreased in fiscal 2019, primarily due to a product mix shift towards lower margin products within each segment, and to a lesser extent, the strength of the U.S. dollar, which rose against all of the currencies in the countries in which we operate, and resulted in higher cost of sales in our international operations, which pay for their inventory in U.S. dollars. A higher overall proportion of Food Safety revenues, which have higher than average gross margins, partially offset the lower margins within each segment.
Food Safety Gross Margins:
Food Safety gross margins were 51.4%, 51.8% and 52.4% in fiscal years 2020, 2019 and 2018, respectively.
Fiscal 2020 –
Food Safety margins decreased 40 basis points in fiscal 2020, primarily due to lower sales of higher margin forensic test kits in Brazil, and the continued strength of the U.S. dollar against currencies in the countries in which we operate; our international operations pay for their inventory primarily in U.S. dollars
, and the weakness in local currencies adversely impacted gross margins.
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

Animal Safety Gross Margins:
Animal Safety gross margins were 42.3%, 40.6% and 41.4% in fiscal years 2020, 2019 and 2018, respectively.
Fiscal 2020 –
Animal Safety gross margins increased by 170 basis points, driven by increased sales of higher margin disinfectant products, particularly in the fourth quarter of the year as a result of the
COVID-19
pandemic, which caused heavy demand for our sanitizing products. In addition, a mix shift towards genomics services for the companion animal markets, which have higher gross margins within the genomics business, contributed to the improvement.
Fiscal 2019 –
Animal Safety gross margins decreased 80 basis points in fiscal 2019, primarily the result of lower volumes in higher margin products such as diagnostics, animal care products, instruments and rodenticides. Forensic test kit revenues in Animal Safety declined as a large U.S. commercial laboratory transferred sample testing to its locations in Brazil which we service through our Brazilian Food operation reporting in the Food Safety segment. We also had strong growth in sales of genomics services in our Australian operations; gross margins in this operation are lower than historical Animal Safety margins due to higher chip costs and lack of scale. Partially offsetting these lower margins were increased margins in the U.S. genomics operations, based primarily on improved input costs and increased sales of higher margin services to the bovine and companion animal markets.
OPERATING EXPENSES

(dollars in thousands)	2020	Increase	2019	Increase	2018
Sales and Marketing	$69,675	-1%	$70,230	5%	$66,929
General and Administrative	44,331	9%	40,791	7%	38,294
Research and Development	14,750	15%	12,805	18%	10,855

Total Operating Expense	$128,756	4%	$123,826	7%	$116,078

Overall operating expenses increased by 4% in fiscal 2020 and 7% in fiscal 2019, each compared to the prior year. These increases compare to revenue increases of 1% and 4%, respectively, for each comparative period.
Sales and Marketing:
Sales and marketing expenses decreased by 1% in fiscal 2020 compared to fiscal 2019 and rose 5% in fiscal 2019 compared to the prior year. As a percentage of sales, sales and marketing expense was 16.7%, 17.0% and 16.8% in fiscal years 2020, 2019 and 2018, respectively.
Fiscal 2020
– The $550,000 decline in sales and marketing expenses in fiscal 2020 was driven by a $1.3 million, or 7.4%, decline in spending in this category in the fourth quarter of the year, caused by a reduction in business travel, meals and entertainment, trade shows, and related marketing expenses, as the
COVID-19
global pandemic resulted in strict travel restrictions and reductions in face to face sales activities in many of our markets during the quarter. Partially offsetting these declines were higher compensation and related fringe benefits, the result of increased headcount, increased shipping expenses, and higher regulatory expense due to product registration efforts in our international markets.
Fiscal 2019
– Salaries and commissions increased by 4% in 2019 and drove the 5% increase in overall sales and marketing expenses; shipping expenses increased 11%, the result of higher rates and an increase in air shipments. Other increases were the result of higher trade show, exhibit and sponsorship costs, and provision for bad debts. Partially offsetting these increases were lower promotion and consulting expenses.

General and Administrative:
General and administrative expenses rose 9% in fiscal 2020 compared to fiscal 2019 and by 7% in fiscal 2019 compared to fiscal 2018. As a percentage of sales, general and administrative expense was 10.6%, 9.8% and 9.6% in fiscal years 2020, 2019 and 2018, respectively.
Fiscal 2020 –
Higher stock-based compensation costs and a significant uptick in legal fees, driven in part by the number of acquisitions completed during the year, resulted in the overall 9% expense increase. In addition, the company continued to invest in information technology infrastructure, network capabilities and
e-commerce
initiatives. This resulted in higher depreciation on
IT-related
hardware and increased license fees on software investments. These increases were somewhat offset by a reduction in outside consulting. General and administrative expenses at five new company locations, the result of acquisitions in the second half of fiscal 2020, totaled $520,000 for the year
.
Fiscal 2019 –
Higher salary and stock-based compensation costs were the primary drivers of the overall 7% expense increase. In addition, higher depreciation and license fees on
IT-related
hardware and software investments, increased training, recruiting and legal fees contributed to the increased expense. These increases were somewhat offset by a $427,000 reduction in amortization expense as certain intangible assets from past acquisitions were fully amortized during the year.
Research and Development:
Research and development expenses increased 15% in fiscal 2020 and 18% in fiscal 2019, each compared to the prior year. As a percentage of revenue, these expenses were 3.5% in fiscal year 2020, 3.1% in fiscal year 2019 and 2.7% in fiscal year 2018; we expect to spend approximately 3% of total revenue on research and development annually.
Fiscal 2020 –
The 15% increase in research and development expenses in fiscal 2020 was primarily the result of continued spending with development partners for two new readers, currently anticipated to be launched in the first half of fiscal 2021. Increased compensation expense, resulting from investments in people as we heighten the development capabilities of the group, higher depreciation expense from continued investment in analytical equipment, and an increase in contracted services also contributed to the expense growth.
Fiscal 2019 –
The 18% increase in research and development expenses in fiscal 2019 was primarily the result of development spending for next generation products and increases in expenditures to obtain regulatory approvals for a number of new products. Higher salaries expense, resulting from increased headcount and compensation increases, and increased depreciation expense, resulting from investments in analytical and testing equipment, accounted for the remainder of the increase.
OPERATING INCOME

(dollars in thousands)	2020	Increase	2019	Increase	2018
Operating Income	$67,523	-1%	$68,094	-3%	$70,194
Our operating income decreased by 1% in fiscal 2020 compared to fiscal 2019, and by 3% in fiscal 2019 compared to fiscal 2018. Expressed as a percentage of revenues, operating income was 16.1%, 16.4% and 17.6% in fiscal years 2020, 2019 and 2018, respectively.
Gross margins rose by $4.4 million in fiscal 2020; the increase was more than offset by an overall increase of $4.9 million, or 4.0%, in operating expenses, resulting in a 1% decrease in operating income compared to fiscal 2019.
The 3% decrease in operating income for fiscal 2019 was due primarily to overall operating expense increases of $7.7 million, up 7%, which compared to a gross margin increase of $5.6 million.

OTHER INCOME (EXPENSE)
Other Income (Expense) for the previous three fiscal years consisted of the following:

(dollars in thousands)	2020	2019	2018
Interest income (net of expense)	$5,992	$4,683	$2,043
Foreign currency transactions	(1,178)	(1,279)	274
Royalty income	1	150	147
Licenses and settlements	(38)	672	360
Quat-Chem contingent consideration	—	422	255
Deoxi contingent consideration	—	(10)	(42)
Other	5	227	234

Total Other Income	$4,782	$4,865	$3,271

The increase in interest income in fiscal years 2020 and 2019, each compared to the prior year, is the result of higher cash balances and rising interest rates during the two year period. During the second half of the 2020 fiscal year, and particularly in response to the
COVID-19
pandemic, yields on fixed income securities declined significantly, corresponding to a similar decline in the ten year U.S. Treasury bill rate. The loss from foreign currency translations in fiscal 2020 and 2019 is primarily the result of the changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate; the dollar strengthened against all of these currencies in each comparative year
.
In fiscal 2020, we recognized $600,000 of expense for an expected settlement of a penalty payable to the U.S. government due to a violation of a sanctions program. This was partially offset by a $483,000 gain resulting from a settlement with the Brazilian government related to sales taxes charged over several years, and proceeds received for a property loss settlement. In fiscal 2019 and 2018, gains were recognized on insurance proceeds received for property loss settlements. Other Income in fiscal 2019 and 2018 included the adjustment of Quat-Chem and Deoxi contingent consideration based on the level of achievement of revenue targets for the acquired businesses in each of those fiscal years.
PROVISION FOR INCOME TAXES

(dollars in thousands)	2020	Increase	2019	Increase	2018
Provision for Income Taxes	$12,830	0%	$12,783	25%	$10,250
Income tax expense for fiscal 2020 was $12.8 million, an effective tax rate of 17.7%, compared to income tax expense of $12.8 million in 2019, an effective tax rate of 17.5%. For fiscal 2018, income tax expense of $10.3 million represented an effective tax rate of 14.0%.
The U.S. Tax Act reduced the statutory income tax rate from 35% to 21% in December 2017. During both fiscal 2020 and 2019, we utilized the 21% statutory rate for the entire year to compute our income tax expense, whereas the statutory rate in fiscal 2018 was a blended rate of 29.2%.
Differences from the U. S. statutory rate to our effective rate are primarily due to provisions in the U.S. Tax Act and the exercise of stock options. Please refer to Note 6 to the consolidated financial statements for more information.
NET INCOME AND INCOME PER SHARE

(dollars in thousands, except per share data)	2020	Increase	2019	Increase	2018
Net Income Attributable to Neogen	$59,475	-1%	$60,176	-5%	$63,145
Net Income Per Share-Basic	$1.13		$1.16		$1.23
Net Income Per Share-Diluted	$1.13		$1.15		$1.21
Net income decreased $701,000 in fiscal 2020 compared to fiscal 2019, primarily due to the $654,000 decrease in in pre-tax
income.
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
FINANCIAL CONDITION AND LIQUIDITY
On May 31, 2020, we had $66.3 million in cash and cash equivalents, $277.4 million in marketable securities, and working capital of $488.9 million. For the year ended May 31, 2020, cash generated from operating activities was $85.9 million, compared to $63.8 million generated in fiscal 2019; proceeds from stock option exercises provided an additional $29.4 million of cash. For the same period, additions to property, equipment and other non-current
assets were $24.1 million and business acquisitions used cash of $13.2 million. We have a financing agreement with a bank providing for an unsecured revolving line of credit of $15.0 million, which expires on September 30, 2021. There were no advances against this line of credit during fiscal years 2020, 2019 and 2018, and no balance outstanding at May 31, 2020 and 2019.
Net accounts receivable at May 31, 2020 were $84.7 million, compared to $82.6 million at May 31, 2019; the increase is primarily due to the increase in the days sales outstanding
 (DSO),
a measurement of the time it takes to collect receivables, which was 68 days at May 31, 2020 compared to 61 days at May 31, 2019. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, although there has been some slowdown in collections, we have not experienced an appreciable increase in bad debt write offs. We did provide an additional $100,000 in our allowance for bad debts to account for potential write offs related to
COVID-19,
based in part on the increase in DSO,
and will continue to actively manage our customer accounts and adjust the allowance account as circumstances change.
Inventory balances were $95.1 million at May 31, 2020, an increase of $9.1 million, or 11%, compared to $86.0 million at May 31, 2019. During both fiscal 2019 and fiscal 2020, we have increased inventory levels of products that are sold into our European markets, to enhance our ability to serve these markets in the event of a disorderly Brexit. While Brexit is now official, there is a transition period which ends on December 31, 2020, and we will continue to monitor and adjust our inventory levels as necessary. In 2020, we increased our inventory levels by $4.3 million in the U.S., in part to ensure that we have adequate supplies of critical raw and finished products in the event our supply chain is adversely impacted by
COVID-19.
We have also increased inventory levels at other international locations by approximately $1.3 million due to acquisitions. Notwithstanding these increases, all operations participate in programs to improve inventory turns, while ensuring adequate safety stock to minimize backorders.
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

CONTRACTUAL OBLIGATIONS
As of May 31, 2020, we have the following contractual obligations due by period:

		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	2,094	1,080	973	41	—
Unconditional Purchase Obligations (1)	55,180	48,681	6,499	—	—

	$57,283	$49,763	$7,478	$42	$—

(1)	Unconditional purchase obligations are primarily purchase orders for future inventory and capital equipment purchases.
NEW ACCOUNTING PRONOUNCEMENTS
See discussion of any New Accounting Pronouncements in Note 1 to consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for short-term investments.
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Mexican peso, the Brazilian real, the Chinese yuan, the Australian dollar and to a lesser extent, the Indian rupee, the Canadian dollar, the Argentine peso, the Uruguayan peso and the Chilean peso; there is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.
Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Italy, Brazil, Mexico, Argentina, Uruguay, Chile, China, India, Canada and Australia where the functional currency is the British pound sterling, Brazilian real, Mexican peso, Argentine peso, Uruguayan peso, Chilean peso, Chinese yuan, Indian rupee, Canadian dollar and Australian dollar, respectively, and also transacts business throughout Europe in the euro. Our investments in foreign subsidiaries are considered to be long-term. As discussed in ITEM 1A. RISK FACTORS, our financial condition and results of operations could be adversely affected by currency fluctuations.

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
(e) under the Securities Exchange Act of 1934) as of May 31, 2020. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules
13-a-15(f)
and
15d-15(f).
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2020. The effectiveness of internal control over financial reporting as of May 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included on the following page and is incorporated into this Item 9A by reference.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting were identified as having occurred during the year ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Stockholders
and Board of Directors
Neogen Corporation
Lansing, Michigan
Opinion on Internal Control over Financial Reporting
We have audited Neogen Corporation’s (the Company’s) internal control over financial reporting as of May 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on the COSO criteria
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2020, and the related notes and our report dated July 30, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item “9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, LLP
Grand Rapids, Michigan
July 30, 2020
BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.
BDO is the brand name for the BDO network and for each of the BDO Member Firms.

ITEM 9B.	OTHER INFORMATION – NONE
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company and certain corporate governance matters appearing under the captions “Election of Directors,” “Audit Committee,” and “Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to Neogen’s 2020 proxy statement to be filed within 120 days of May 31, 2020.
We have adopted a Code of Conduct that applies to our directors, officers and employees. This Code of Conduct is available on our website at
https://www.neogen.com/globalassets/pdfs/corporate-governance-sec-and-investor-information/codeofconduct.pdf
Information About Our Executive Officers
The officers of Neogen are elected by and serve at the discretion of the Board of Directors. The names and titles of our officers as of May 31, 2020 are set forth below.

Name	Position with the Company	Year Joined the Company
John E. Adent	President & Chief Executive Officer	2017
Stewart W. Bauck, D.V.M., Ph.D.	Vice President, Agrigenomics	2012
Joseph A. Corbett	Vice President, Animal Safety Sales	1993
Robert S. Donofrio, Ph.D.	Vice President, Food Safety Research & Development	2016
Shane M. Fitzwater	Vice President, Animal Safety Operations	2018
Jerome L. Hagedorn	Vice President, Food Safety Operations	2018
Jason W. Lilly, Ph.D.	Vice President, International Business	2005
Julie A. Mann*	Vice President & Chief Human Resources Officer	2017
Terri A. Morrical	Vice President, Animal Safety	1992
Marylinn Munson	Vice President, Agrigenomics	2020
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
* Ms. Mann was promoted to this position on June 1, 2020.
Information concerning the officers of Neogen follows:
John E. Adent, age 52, joined Neogen as Chief Executive Officer on July 17, 2017. Prior to joining Neogen, Mr. Adent served as the Chief Executive Officer of Animal Health International, Inc., formerly known as Lextron, Inc., from 2004 to 2015, also serving as its President during that time. Animal Health International was sold to Patterson Companies, Inc. in 2015, and Mr. Adent served as the Chief Executive Officer of the $3.3 billion Animal Health Division of Patterson Animal Health from that period until his resignation on July 1, 2017. Mr. Adent began his career with management responsibilities for Ralston Purina Company, developing animal feed manufacturing and sales operations in China and the Philippines. When Ralston Purina spun off that business to Agribrands, he continued his management role in the European division in Spain and Hungary, serving as managing director of the Hungarian operations. He left Ralston Purina in 2004.
Dr. Stewart W. Bauck, age 62, joined Neogen in 2012 as our Director of Beef Cattle Genomics, and became General Manager of Neogen’s genomics operation in Lincoln, NE in 2013. In December 2016, Dr. Bauck was named Neogen’s Vice President, Agrigenomics, responsible for the operation and execution of our genomics strategy. Effective June 1, 2020, Dr. Bauck transitioned into a part-time role of Senior Director, Special Projects, assisting in commercial development opportunities in Canada. Prior to joining Neogen, Dr. Bauck spent 15 years with Merial, Inc., where he created and launched the Igenity livestock production business. Igenity was acquired by Neogen from Merial in May 2012. Dr. Bauck’s experience also includes various responsibilities in technical services and management for Merck AgVet, and, earlier in his career, he owned and operated his own private veterinary practice with a major emphasis on food-producing animals.

Joseph A. Corbett, age 51, joined Neogen in December 1993 as a sales representative in the Animal Safety operation based in Lexington, Kentucky. Prior to joining Neogen, he worked for the Marriott Corporation in sales and operations. He has served in various sales, marketing and operational roles in the Neogen Animal Safety segment. He was named Vice President, Animal Safety Sales in October 2014, responsible for all Animal Safety revenues, excluding Genomics and Life Sciences.
Dr. Robert S. Donofrio, age 47, joined Neogen in February 2016 as Director of Microbiology Research and Development, and was promoted to Director of Food Safety Research and Development in December 2016. In April 2018, Dr. Donofrio was named Vice President, Food Safety Research and Development. Prior to joining Neogen, he worked for 15 years at NSF International in various positions of increasing responsibility, including Director of Microbiology and Molecular Biology and Director of Applied Research, where he led efforts in grant research and method development with partners in academia, industry and government. At Neogen, Dr. Donofrio is responsible for our food safety research activities in the U.S., Scotland and England.
Shane M. Fitzwater, age 46, joined Neogen in April 2018 as Vice President, Animal Safety Operations. In his role, Mr. Fitzwater is responsible for manufacturing, quality systems, supply chain, shipping and warehousing for our Animal Safety operations, excluding Genomics. Prior to joining Neogen, he spent 18 years in positions of increasing responsibility at Ecolab, Inc., including five years as Ecolab’s Vice President of Supply Chain, Global Specialty Sector. Mr. Fitzwater managed Ecolab’s global supply chain for a $750 million business unit with worldwide manufacturing and logistics operations. Before being named a vice president, he spent four years as a director of operations at Ecolab, managing a group of 450 employees and an annual operating budget of $40 million.
Jerome L. Hagedorn, age 54, joined Neogen in April 2018 as Vice President, Food Safety Operations. In the role, Mr. Hagedorn is responsible for the manufacturing, supply chain, shipping and warehousing, production engineering and quality systems for Neogen’s Food Safety operations. Prior to joining Neogen, Mr. Hagedorn spent the past eight years as Vice President of Operations at Siemens Healthcare Diagnostics. At Siemens, he was responsible for multiple plant operations, including diagnostic instrument manufacturing and new product introduction. Prior to joining Siemens, Mr. Hagedorn held a variety of senior level positions over a 20 year career, including Director of Manufacturing at Bayer Healthcare in Indiana, Director of Lean Manufacturing at Invensys in Ohio, and Manager of Automated Manufacturing at Siemens Electronic Components in Mexico.
Dr. Jason W. Lilly, age 46, joined Neogen in June 2005 as Market Development Manager for Food Safety. In June 2009, he moved to the Corporate Development group. He was named Vice President of Corporate Development in December 2011, responsible for the identification and acquisition of new business opportunities for the Company. In January 2019, Dr. Lilly was named Vice President, International Business, responsible for Neogen’s operations outside of the U.S. and Canada. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation.
Julie Mann, age 55, joined Neogen in 2017 as Director of Human Resources and was promoted to Senior Director of Human Resources in June 2019. On June 1, 2020, Ms. Mann was named Vice President & Chief Human Resources Officer, with responsibilities for people-focused programs and initiatives for Neogen’s more than 1,700 global employees. Ms. Mann has more than 30 years of experience focused on all aspects of strategic human resources including talent acquisition, compensation and benefits, employee development and employee relations. Prior to joining Neogen, Ms. Mann held the positions of Director, Talent Acquisition at Holland, a logistics company, and Director, People Services Consulting at Herman Miller.
Terri A. Morrical, age 55, joined Neogen in September 1992 as part of our acquisition of WTT, Incorporated. She has directed most aspects of our Animal Safety operations since she joined Neogen and currently serves as Vice President responsible for the Animal Safety segment, excluding Genomics. From 1986 to 1991, Ms. Morrical was Controller for Freeze Point Cold Storage Systems and concurrently served in the same capacity for Powercore, Inc. In 1990, she joined WTT, Incorporated as VP/CFO and then became President, the position she held at the time Neogen acquired the business.
Marylinn Munson, age 56, joined Neogen in May 2020 as Vice President, Agrigenomics. Ms. Munson has held positions with increasing responsibility in sales and operations in the life science, biotechnology and agriculture industries for more than 20 years, with an additional seven years of experience in clinical and research labs. In the five years prior to joining Neogen, Ms. Munson was Board Chair at NorthShore Bio, Sr Partner at TNK Associates, LLC (dba Devil Doc Distributors) and provided consulting services at MPower Network. Her previous positions included VP of Global NGS Informatics at Qiagen, VP of Global Business Development and Sales at Biomatrica, Director of Global Sales Operations and America Sales at Illumina, and Global Market/Business Development Manager at Agilent Technologies.
Steven J. Quinlan, age 57, joined Neogen in January 2011 as Vice President and Chief Financial Officer. He was named Secretary in October 2011. He is responsible for all internal and external financial reporting for Neogen, and manages the accounting, information technology corporate purchasing, treasury and investor relations functions. Mr. Quinlan came to Neogen following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was on the audit staff at the public accounting firm Price Waterhouse (now PWC) from 1985-1989.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Executive Compensation” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Information about the Board and Corporate Governance Matters” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Proposal 3
—
Ratification of the appointment of the Company’s independent registered public accounting firm” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2020.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) and (c). The response to this portion of ITEM 15 is submitted as a separate section of this report starting on page
F-1.
(a) (3) and (b). The Exhibits, listed on the accompanying Exhibit Index on page 40, are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY — NONE

Neogen Corporation
Annual Report on Form
10-K
Year Ended May 31, 2020
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Restated Articles of Incorporation, as amended on November 23, 2011 (incorporated by reference to the exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 30, 2011).

3.2	Certificate of Amendment to Articles of Incorporation filed on October 11, 2010.

3.3	Certificate of Amendment to Articles of Incorporation filed on November 20, 2018 (incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q filed December 28, 2018).

3.4	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 14, 2000).

10.1	Neogen Corporation 2007 Stock Option Plan as amended and restated (incorporated by reference to Exhibit A to the Registrant’s 2011 Proxy Statement August 31, 2011 filed September 1, 2011).

10.2	Neogen Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s 2015 Proxy Statement dated and filed August 25, 2015).

10.3	Neogen Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s 2018 Proxy Statement dated and filed August 28, 2018).

10.4	Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JPMorgan Chase N.A. (incorporated by reference to Exhibit 10.A to the registrant’s Form 8-K filed on December 6, 2018).

21	Listing of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm BDO USA, LLP

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGEN CORPORATION
By:	/s/ John E. Adent	By:	/s/ Steven J. Quinlan
	John E. Adent, President & Chief		Steven J. Quinlan, Vice President &
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial & Accounting Officer)
Dated: July 30, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Adent John E. Adent	President & Chief Executive Officer (Principal Executive Officer)	July 30, 2020

/s/ Steven J. Quinlan Steven J. Quinlan	Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)	July 30, 2020

* James C. Borel	Chairman of the Board	July 30, 2020

*	Director	July 30, 2020
William T. Boehm, Ph.D.

*	Director	July 30, 2020
Ronald D. Green, Ph.D.

*	Director	July 30, 2020
James L. Herbert

*	Director	July 30, 2020
G. Bruce Papesh

*	Director	July 30, 2020
James P. Tobin

*	Director	July 30, 2020
Darci L. Vetter

*By:	/s/ John E. Adent
	John E. Adent, Attorney-in-fact	July 30, 2020

ANNUAL REPORT ON FORM
10-K
ITEM 15 (a)(1)(a)(2) and (c)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED MAY 31, 2020
NEOGEN CORPORATION
LANSING, MICHIGAN
FORM
10-K—ITEM
15(a)(1) AND (2) AND 15(c)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of Neogen Corporation and subsidiaries are included below and incorporated in ITEM 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—May 31, 2020 and 2019

Consolidated Statements of Income—Years ended May 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income—Years ended May 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity— Years ended May 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows— Years ended May 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements
Schedules for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Neogen Corporation
Lansing, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Neogen Corporation (the “Company”) as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020
,
in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 30, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Accounting for Income Taxes
As described in Notes 1 and 6 to the consolidated financial statements, the Company recorded income tax expense related to US and Foreign tax paying jurisdictions totaling $12.83 million for the year ended May 31, 2020, and deferred income tax liabilities totaling $18.13 million at May 31, 2020. The Company’s accounting for income taxes involves the application of tax regulations in each of the foreign tax paying jurisdictions in which it operates. The determination of income subject to income tax in each tax paying jurisdiction requires management to apply transfer pricing guidelines for certain intercompany transactions. Additionally, the Company is entitled to claim foreign tax credits for taxes paid in international tax paying jurisdictions. Management’s assumptions and allocations used in the determination of the foreign tax credits are based on current interpretations of complex income tax regulations and can have a material effect on the calculation of US income taxes.

We identified the assumptions and allocations used to calculate foreign taxes and international components of US income taxes to be a critical audit matter. These assumptions and allocations include: (i) interpretation of tax laws in multiple tax paying jurisdictions, (ii) technical merit of tax positions including considerations related to transfer pricing guidelines for certain intercompany transactions, and (iii) allocation methodologies that are subjective in nature. Auditing these assumptions and allocations involved subjective auditor judgment due to the complexity and the extent of specialized knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Assessing the design and testing operating effectiveness of certain controls over the Company’s income tax provision process, including controls over the identification and application of tax laws over earnings from multiple tax jurisdictions and the process to assess the technical merits of tax positions taken.

•	Evaluating the reasonableness and appropriateness of the data used to develop the assumptions and allocations made by management against relevant evidence obtained in other areas of the audit.

•
Utilizing professionals with specialized skills and knowledge in taxation to evaluate the Company’s application of the applicable tax laws, the technical merit of tax positions taken, and the reasonableness of the Company’s apportionment methodologies used.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.
Grand Rapids, Michigan
July 30, 2020

Neogen Corporation and Subsidiaries
Consolidated Balance Sheets – Assets
(in thousands)

	May 31
	2020	2019
Assets

Current Assets
Cash and cash equivalents	$66,269	$41,688
Marketable securities	277,404	225,836
Accounts receivable, net of allowance of $1,350 and $1,700 at May 31, 2020 and 2019, respectively	84,681	82,582
Inventories	95,053	85,992
Prepaid expenses and other current assets	13,999	13,431

Total Current Assets	537,406	449,529

Property and Equipment
Land and improvements	5,456	5,324
Building and improvements	48,881	46,205
Machinery and equipment	90,351	82,752
Furniture and fixtures	4,324	3,895
Construction in progress	4,968	2,294

	153,980	140,470
Less accumulated depreciation	75,309	65,623

Net Property and Equipment	78,671	74,847

Other Assets
Right of use assets	1,952	—
Goodwill	110,340	103,619
Other non-amortizable intangible assets	15,217	15,510
Amortizable intangible assets, net of accumulated amortization of $44,690 and $40,835 at May 31, 2020 and 2019, respectively	51,364	52,096

Other non-current assets	2,232	139

Total Other Assets	181,105	171,364

Total Assets	$797,182	$695,740

See accompanying notes to consolidated financial statements.
F-
4

Neogen Corporation and Subsidiaries
Consolidated Balance Sheets – Liabilities and Stockholders’ Equity
(in thousands, except share and per share)

	May 31
	2020	2019
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$25,650	$19,063
Accruals
Accrued compensation	7,735	7,085
Income taxes	1,456	601
Other accruals	13,648	11,502

Total Current Liabilities	48,489	38,251

Deferred Income Taxes	18,125	15,618
Other Non-Current Liabilities	5,391	3,972

Total Liabilities	72,005	57,841

Commitments and Contingencies (note 7)

Stockholders’ Equity
Preferred stock, $1.00 par value — shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 120,000,000; 52,945,841 and 52,216,589 shares issued and outstanding at May 31, 2020 and 2019, respectively	8,471	8,355
Additional paid-in capital	257,693	221,937
Accumulated other comprehensive loss	(19,709)	(11,640)
Retained earnings	478,722	419,247

Total Neogen Corporation and Subsidiaries Stockholders’ Equity	725,177	637,899

Total Liabilities and Stockholders’ Equity	$797,182	$695,740

See accompanying notes to consolidated financial statements.
F-
5

Neogen Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share)

	Year Ended May 31
	2020	2019	2018
Revenues
Product revenues	$335,539	$339,439	$331,288
Service revenues	82,631	74,747	66,642

Total Revenues	418,170	414,186	397,930

Cost of Revenues
Cost of product revenues	173,566	179,660	173,725
Cost of service revenues	48,325	42,606	37,933

Total Cost of Revenues	221,891	222,266	211,658

Gross Margin	196,279	191,920	186,272

Operating Expenses
Sales and marketing	69,675	70,230	66,929
General and administrative	44,331	40,791	38,294
Research and development	14,750	12,805	10,855

Total Operating Expenses	128,756	123,826	116,078

Operating Income	67,523	68,094	70,194

Other Income
Interest income, net	5,992	4,683	2,043
Royalty income	—	150	147
Other, net	(1,210)	32	1,081

Total Other Income	4,782	4,865	3,271

Income Before Income Taxes	72,305	72,959	73,465
Provision for Income Taxes	12,830	12,783	10,250

Net Income	59,475	60,176	63,215
Net Income Attributable to Non-controlling Interest	—	—	(70)

Net Income Attributable to Neogen	$59,475	$60,176	$63,145

Net Income Attributable to Neogen per Share
Basic	$1.13	$1.16	$1.23
Diluted	$1.13	$1.15	$1.21
Weighted Average Shares Outstanding
Basic	52,550	51,888	51,358
Diluted	52,860	52,425	52,149
See accompanying notes to consolidated financial statements.
F-
6

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended May 31
	2020	2019	2018
Net Income	$59,475	$60,176	$63,215
Other comprehensive loss, net of tax: foreign currency translations	(8,495)	(1,894)	(2,543)
Other comprehensive income, net of tax: unrealized gain on marketable securities	426	—	—

Comprehensive income	51,406	58,282	60,672
Comprehensive income attributable to non-controlling interest	—	—	(70)

Comprehensive income attributable to Neogen	$51,406	$58,282	$60,602

See accompanying notes to consolidated financial statements.
F-
7

Neogen Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except shares)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Equity
Balance, June 1, 2017	50,932,489	$8,149	$174,742	$(7,203)	$295,926	$143	$471,757
Exercise of options and share-based compensation expense	781,116	125	26,992	—	—	—	27,117
Issuance of shares under employee stock purchase plan	22,127	4	1,048	—	—	—	1,052
Purchase of minority interest	—	—	(210)	—	—	(213)	(423)
Net income for 2018	—	—	—	—	63,145	70	63,215
Other comprehensive loss	—	—	—	(2,543)	—	—	(2,543)

Balance, May 31, 2018	51,735,732	8,278	202,572	(9,746)	359,071	—	560,175
Exercise of options and share-based compensation expense	512,527	82	21,335	—	—	—	21,417
Issuance of shares under employee stock purchase plan	18,330	3	1,157	—	—	—	1,160
Shares repurchased	(50,000)	(8)	(3,127)	—	—	—	(3,135)
Net income for 2019	—	—	—	—	60,176	—	60,176
Other comprehensive loss	—	—	—	(1,894)	—	—	(1,894)

Balance, May 31, 2019	52,216,589	8,355	221,937	(11,640)	419,247	—	637,899
Exercise of options and share-based compensation expense	707,674	113	34,566	—	—	—	34,679
Issuance of shares under employee stock purchase plan	21,578	3	1,190	—	—	—	1,193
Net income for 2020	—	—	—	—	59,475	—	59,475
Other comprehensive loss	—	—	—	(8,069)	—	—	(8,069)

Balance, May 31, 2020	52,945,841	$8,471	$257,693	$(19,709)	$478,722	$—	$725,177

See accompanying notes to consolidated financial statements.
F-
8

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended May 31
	2020	2019	2018
Cash Flows From Operating Activities
Net income	$59,475	$60,176	$63,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,396	17,624	17,058
Deferred income taxes	1,601	1,197	(2,996)
Share-based compensation	6,468	5,543	4,909
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,881)	(4,025)	(10,233)
Inventories	(10,011)	(10,437)	(2,647)
Prepaid expenses and other assets	(1,017)	(3,569)	(2,275)
Accounts payable	6,745	(1,461)	4,381
Accruals and other changes	7,102	(1,206)	(2,281)

Net Cash From Operating Activities	85,878	63,842	69,131

Cash Flows For Investing Activities
Purchase of property, equipment and other non-current intangible assets	(24,052)	(14,661)	(20,946)
Proceeds from the sales of marketable securities	406,731	339,225	299,751
Purchase of marketable securities	(458,300)	(437,324)	(361,419)
Business acquisitions, net of cash acquired	(13,164)	(6,388)	(468)

Net Cash For Investing Activities	(88,785)	(119,148)	(83,082)
Cash Flows From Financing Activities
Exercise of stock options and other	29,405	17,034	23,261
Repurchase of common stock	—	(3,135)	—
Purchase of non-controlling minority interest	—	—	(423)

Net Cash From Financing Activities	29,405	13,899	22,838
Effect of Foreign Exchange Rate on Cash	(1,917)	21	(3,380)

Net Increase (Decrease) in Cash and Cash Equivalents	24,581	(41,386)	5,507
Cash and Cash Equivalents, Beginning of Year	41,688	83,074	77,567

Cash and Cash Equivalents, End of Year	$66,269	$41,688	$83,074

Supplementary Cash Flow Information
Income taxes paid, net of refunds	$7,364	$13,027	$14,966
See accompanying notes to consolidated financial statements.
F-
9

Neogen Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Nature of Operations
Neogen Corporation develops, manufactures and markets a diverse line of products and services dedicated to food and animal safety.
Basis of Consolidation
The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries, all of which are wholly-owned as of May 31, 2020. Neogen Latinoamérica was 100% owned as of May 31, 2020 and May 31, 2019; Neogen purchased all shares owned by the minority interest owner on December 31, 2017, which increased its ownership in Neogen Latinoamérica from 90% to 100%. The non-controlling
owners’ proportionate share in the income or losses of the subsidiaries was
 subtracted from, or added to, Neogen’s net income to calculate the net income attributable to Neogen Corporation.
All intercompany accounts and transactions have been eliminated in consolidation.
Share and per share amounts reflect the December 29, 2017
4-for-3
stock split as if it took place at the beginning of the period
s
presented.
Functional Currency
Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive income (loss). Gains or losses from foreign currency transactions are included in other income (expense) on our consolidated statement of income.
Recently Adopted Accounting Standards
Leases
On June 1, 2019, the Company adopted ASU
No. 2016-02—
Leases (Topic 842). Refer to the Leases section of Note 1 for further information.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments- Credit Losses
In June 2016, the FASB issued ASU No.
2016-13—Measurement
of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held-to-maturity
debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU
2016-13
is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Adoption of this guidance will not have a material impact on our consolidated financial statements due to the Company’s short-term contractual life of receivables and minimal expected losses.
Fair Value Measurements
In August 2018, the FASB issued ASU
2018-3,
Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. ASU
2018-13
is effective for fiscal years beginning after December 15, 2019. Adoption of this guidance will not have an impact on our consolidated financial statements.
Cloud Computing Implementation Cost
In August 2018, the FASB issued ASU
2018-15,
Intangible-Goodwill and Other
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU
2018-15
is effective for fiscal years beginning after December 15, 2019. Adoption of this guidance will not have an impact on our consolidated financial statements.

Comprehensive Income
Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles
, are excluded from net income and recognized directly as a component of stockholders’ equity. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on our marketable securities.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were
$66,269,000 and $41,688,000 at May 31, 2020 and 2019, respectively.
The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Cash held by foreign subsidiaries was $13,060,000 and $8,711,000 at May 31, 2020 and 2019, respectively.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at May 31, 2020, consisting of short-term domestic certificates of deposit of $16,848,000 and commercial paper and U.S. treasuries rated at least
A-1/P-1
(short-term) and A/A2 (long-term) with original maturities between 91 days and two years of $260,556,000. Total outstanding marketable securities at May 31, 2020 were $277,404,000; there were $225,836,000 in marketable securities outstanding at May 31, 2019.
Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current
operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.

Marketable Securities as of May 31, 2020 and 2019 are listed below by classification and remaining maturities.

		Year ended May 31
(in thousands)	Maturity	2020	2019
US Treasuries	0 – 90 days	$—	$2,470
	91 –180 days	—	—
	181 days –1 year	2,532	2,435
	1 – 2 years	—	2,505

Commercial Paper & Corporate Bonds	0 – 90 days	133,130	84,338
	91 – 180 days	73,824	47,960
	181 days –1 year	43,231	34,369
	1 – 2 years	7,839	34,078

Certificates of Deposit	0 – 90 days	1,003	7,732
	91 – 180 days	5,184	5,000
	181 days –1 year	6,069	750
	1 – 2 years	4,592	4,199

Total Marketable Securities		$277,404	$225,836

The components of marketable securities at May 31, 2020 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
US Treasuries	$2,502	$30	$—	$2,532
Commercial Paper & Corporate Bonds	257,700	347	(23)	258,024
Certificates of Deposit	16,648	200	—	16,848

Total Marketable Securities	$276,850	$577	$(23)	$277,404

F-1
2

Use of Estimates
The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including, but not limited to, variable consideration related to revenue recognition, allowances for doubtful accounts, the market value of, and demand for, inventories, stock-based compensation, provision for income taxes and related balance sheet accounts, accruals, goodwill and other intangible assets. We believe that these estimates have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Though the impact of the
COVID-19
pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results may differ from these estimates under different assumptions or conditions.
Accounts Receivable and Concentrations of Credit Risk
Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at May 31, 2020 or 2019, respectively. The activity in the allowance for doubtful accounts was as follows:

	Year ended May 31
(in thousands)	2020	2019	2018
Beginning Balance	$1,700	$1,550	$2,000
Provision	393	263	152
Recoveries	49	38	40
Write-offs	(792)	(151)	(642)

Ending Balance	$1,350	$1,700	$1,550

Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first-in,
first-out
method. The components of inventories were as follows:

	Year ended May 31
(in thousands)	2020	2019
Raw Materials	$45,058	$41,594
Work-in-process	6,887	5,581
Finished goods	43,108	38,817

	$95,053	$85,992

The Company’s inventories are analyzed for slow moving, expired and obsolete items on a quarterly basis and the valuation allowance is adjusted as required within cost of sales expense. The valuation allowance for inventory was $
2,850,000
and $
2,250,000
at May
31
,
2020
and
2019
, respectively.

Property and Equipment
Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense
 as incurred
.
Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven
to
39
years for buildings and improvements and
three
to
ten
years for furniture, fixtures, machinery and equipment. Depreciation expense was $
11,907,000
, $
11,315,000
and $
10,315,000
in fiscal years
2020
,
2019
and
2018
, respectively.
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
.
In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to assessing the fair value of all of our reporting units and compare the fair value of the reporting unit to carrying value to determine if any impairment is necessary. Doing so does not preclude us from performing the qualitative assessment in any subsequent period. In the fourth quarter of fiscal 2020, we elected to bypass the qualitative approach that allows the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair values of the reporting units to the carrying values to determine if any impairment is necessary
.
If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable earnings multiples of peer companies, such assets are reduced to their estimated fair value and a charge is made to operations.
No goodwill impairments were identified during the years ended May 31, 2020, 2019 and 2018, respectively.

The remaining weighted-average amortization period for intangibles was 9 years and 10 years at May 31, 2020 and May 31, 2019, respectively.
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

No impairments of long-lived assets were identified during the years ended May 31, 2020, 2019 and 2018, respectively.

Reclassifications
Certain immaterial amounts in the fiscal 2019 and 2018 financial statements have been reclassified to conform with the fiscal 2020 presentation.
Equity Compensation Plans
At May 31, 2020, the Company had stock option plans which are described more fully in Note 5 to the consolidated financial statements.
The weighted-average fair value per share of stock options granted during fiscal years 2020, 2019 and 2018, estimated on the date of grant using the Black-Scholes option pricing model, was $15.56, $14.91 and $14.47, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2020	2019	2018
Risk-free interest rate	1.9%	2.6%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock volatility	29.4%	27.0%	27.7%
Expected option life	3.5 years	3.5 years	4.0 years
The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. We include recent historical experience in estimating our forfeitures. As employees terminate, grant tranches expire or as forfeitures are known, estimated expense is adjusted to actual. For options granted in fiscal years 2020, 2019 and 2018, the Company recorded charges in general and administrative expense based on the fair value of stock options using the straight-line method over the vesting period, generally five years.

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
Our wholly-owned foreign subsidiaries are comprised of Neogen Europe, Lab M Ltd, Quat-Chem Ltd, Abtek (Biologicals) Ltd, Neogen Italia S.r.l., Neogen do Brasil, Rogama Industria e Comercio Ltda, Neogen Latinoamérica, Productos Quimicos Magiar S.A., Neogen Uruguay, Neogen Chile SpA, Neogen
Bio-Scientific
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
of the decision to indefinitely
re-invest
foreign earnings. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
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
Advertising Costs
Advertising costs are expensed within sales and marketing as incurred and totaled
$1,454,000, $1,471,000 and $1,411,000 in fiscal years 2020, 2019 and 2018, respectively.

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

	Year ended May 31
(in thousands, except per share)	2020	2019	2018
Numerator for basic and diluted net income per share - Net Income attributable to Neogen	$59,475	$60,176	$63,145
Denominator for basic net income per share - Weighted average shares	52,550	51,888	51,358
Effect of dilutive stock options	310	537	791

Denominator for diluted net income per share	52,860	52,425	52,149
Net income attributable to Neogen per share
Basic	$1.13	$1.16	$1.23
Diluted	$1.13	$1.15	$1.21
At May 31, 2020, 28,000 potential shares from option exercises were excluded from the computation of diluted net income per share, as the option exercise prices exceeded the average market price of the common shares. At May 31, 2019, 5
,
000 potential shares were excluded from the computation. At May 31, 2018, all potential shares were included in the computation.
Leases
On June 1, 2019, we adopted Topic 842 using the prospective approach and did not retrospectively apply to prior periods. Topic 842 requires the Company to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
asset representing its right to use the underlying asset for the lease term. Upon adoption of Topic 842, we recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use
assets and lease liabilities
, each at an approximate balance
of

$
2.0
 million.
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
We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all of our leases are classified as operating leases. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option.
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

•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases (i.e. leases with a term of 12 months or less).

•
For all asset classes, we elected to not separate
non-lease
components from lease components to which they relate and have accounted for the combined lease and non-lease
components as a single lease component.

•
The determination of the discount rate used in a lease is our incremental borrowing rate that is based on what we would normally pay to borrow on a collateralized basis over a similar term for
an amount equal to the lease payments.

Supplemental balance sheet information related to operating leases was as follows:

(in thousands)	May 31, 2020
Right of use – assets	$1,952
Lease liabilities – current	1,054
Lease liabilities – non-current	913
The weighted average remaining lease term and weighted average discount rate were as follows:

May 31, 2020
Weighted average remaining lease term	2.5 years
Weighted average discount rate	3.2%
Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income. The components of lease expense were as follows:

(in thousands)	Year Ended May 31, 2020
Operating leases	$1,207
Short term leases	166

Total lease expense	$1,373

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows were approximately $1,178,000 for the year ended May 31, 2020. There were no non-cash
additions to
right-of-use
assets obtained from new operating lease liabilities for the year ended May 31, 2020.
Undiscounted fut
u
re minimum lease payments as of May 31, 2020 were as follows:

(in thousands)	Amount
Years ending May 31, 2021	$1,080
2022	546
2023	286
2024	141
2025 and thereafter	41

Total lease payments	2,094
Less: imputed interest	(112)

Total lease liabilities	$1,982

At May 31, 2019, under ASC 840, Leases, the minimum annual rental payments under our lease agreements were as follows: $1,112,000 in 2020; $810,000 in 2021; $297,000 in 2022; $101,000 in 2023; and none thereafter.

Revenue Recognition
On June 1, 2018, Neogen adopted ASC Topic 606—Revenue from Contracts with Customers (Topic 606) using the full retrospective approach.
We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies the performance obligations.
Essentially all of Neogen’s revenue is generated through contracts with its customers. A performance obligation is a promise in a contract to transfer a product or service to a customer. We generally recognized revenue at a point in time when all of our performance obligations under the terms of a contract are satisfied. Revenue is recognized upon transfer of control of promised products and services in an amount that reflects the consideration we expect to receive in exchange for those products or services. The collectability of consideration on the contract is reasonably assured before revenue is recognized. To the extent that customer payment has been received before all recognition criteria are met, these revenues are initially deferred in other accruals on the balance sheet and the revenue is recognized in the period that all recognition criteria have been met.
Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method, for incentives that are offered to individual customers, and the expected-value method, for programs that are offered to a broad group of customers. Variable consideration reduces the amount of revenue that is recognized. Rebate obligations related to customer incentive programs are recorded in accrued liabilities; the rebate estimates are adjusted at the end of each applicable measurement period based on information currently available.
The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In suc
h
 cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by
Neogen
are recorded in sales and marketing expense; these expenses totaled $
13,514,000
, $
13,503,000
and $
12,147,000
in fiscal years 2020, 2019 and 2018, respectively. Revenue is recognized net of any tax collected from customers; the taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance
of service except in the case of quality or warranty issues.
Th
e
se situations are infrequent; due to immateriality of the amount, warranty claims are recorded in the period incurred.
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
F-1
8

The following table presents disaggregated revenue by major product and service categories for the years ended May 31, 2020, 2019 and 2018:

	Year Ended
		Increase/		Increase/
(dollars in thousands)	May 31, 2020	(Decrease)	May 31, 2019	(Decrease)	May 31, 2018
Food Safety:

Natural Toxins, Allergens & Drug Residues	$76,207	(3)%	$78,373	7%	$72,962
Bacterial & General Sanitation	41,780	(0)%	41,966	10%	38,156
Culture Media & Other	47,847	(4)%	49,857	13%	44,271
Rodenticides, Insecticides & Disinfectants	28,890	13%	25,584	7%	23,821
Genomics Services	17,967	2%	17,694	16%	15,267

	212,691	(0)%	213,474	10%	194,477
Animal Safety:

Life Sciences	6,322	(20)%	7,858	(25)%	10,411
Veterinary Instruments & Disposables	42,941	(4)%	44,582	(7)%	47,749
Animal Care & Other	28,389	(5)%	29,941	(3)%	30,930
Rodenticides, Insecticides & Disinfectants	68,815	4%	66,389	(2)%	67,646
Genomics Services	59,012	14%	51,942	11%	46,717

	205,479	2%	200,712	(1)%	203,453

Total Revenue	$418,170	1%	$414,186	4%	$397,930

See Note 9 to the consolidated financial statements for disaggregated revenues by geographical
location.
Revision of Previously Issued Financial Statements
The Company has historically classified certain variable consideration components resulting from volume rebates, distributor support, and other marketing discounts as cost of revenues or sales and marketing expense in its consolidated financial statements of income. These amounts should have been classified as contra revenue in product or service revenues. We had determined in prior periods that the misstatements were clearly immaterial, individually and in the aggregate, to each of the reporting periods affected. The Company began properly classifying these items as contra revenues beginning in the fiscal year ended May 31, 2019 and revised the financials for fiscal year 2018 to conform to the current period presentation. These immaterial adjustments had no impact on Neogen’s operating income, income before taxes, net income or reported earnings per share, and no change to stockholders’ equity.
Presented below are the effects of the revisions on the line items within our previously issued consolidated statements of income for the year ended May 31, 2018. Revised consolidated statements of income related to these periods are presented in this Form 10-K.
F-
20

	Year Ended May 31, 2018
	As Previously Reported	Adjustments	As Revised
(in thousands)
Revenues
Product revenues	$335,554	$(4,266)	$331,288
Service revenues	66,698	(56)	66,642

Total revenues	402,252	(4,322)	397,930
Cost of revenues
Cost of product revenues	174,067	(342)	173,725
Cost of service revenues	37,933	—	37,933

Total cost of revenues	212,000	(342)	211,658

Gross margin	190,252	(3,980)	186,272
Operating expenses
Sales and marketing	70,909	(3,980)	66,929

Total operating expenses	120,058	(3,980)	116,078

Operating income	70,194	—	70,194

The revisions had no impact our audited consolidated statement of equity or audited consolidated statement of cash flows for the year ended May 31, 2018.
2.	Goodwill and Other Intangible Assets
Management completed the annual impairment analysis of goodwill and intangible assets with indefinite lives using a quantitative assessment as of the first day of the fourth quarter of fiscal years 2020, 2019 and 2018, respectively, and determined that recorded amounts were not impaired and that no write-down was necessary.
The following table
summarizes
goodwill by reportable segment:

(in thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2018	$40,001	$59,557	$99,558
Goodwill acquired	3,796	1,196	4,992
Goodwill and/or currency adjustments (1)	(1,244)	313	(931)

Balance, May 31, 2019	$42,553	$61,066	$103,619
Goodwill acquired	6,254	2,095	8,349
Goodwill and/or currency adjustments (1)	(1,592)	(36)	(1,628)

Balance, May 31, 2020	$47,215	$63,125	$110,340

(1)	Includes final purchase price allocation adjustments and currency adjustments for goodwill recorded at international locations.
At May 31, 2020,
non-amortizable
intangible assets included licenses of $569,000, trademarks of $13,424,000 and other intangibles of $1,224,000. At May 31, 2019, non-amortizable
intangible assets included licenses of $569,000, trademarks of $13,717,000 and other intangibles of $1,224,000.

Amortizable intangible assets consisted of the following and are included in customer-based intangibles
and other
non-current
assets within the consolidated balance sheets:

(in thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$10,346	$3,330	$7,016
Covenants not to compete	706	407	299
Patents	8,509	4,118	4,391
Customer-based intangibles	59,847	29,898	29,949
Other products and service-related intangibles	16,646	6,937	9,709

Balance, May 31, 2020	$96,054	$44,690	$51,364

Licenses	$9,813	$3,182	$6,631
Covenants not to compete	862	542	320
Patents	8,158	3,570	4,588
Customer-based intangibles	57,634	28,017	29,617
Other products and service-related intangibles	16,464	5,524	10,940

Balance, May 31, 2019	$92,931	$40,835	$52,096

Amortization expense for intangibles totaled $6,489,000, $6,309,000 and $6,743,000 in fiscal years 2020, 2019, and 2018, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows: $6,573,000 in 2021, $6,445,000 in 2022, $6,006,000 in 2023, $5,700,000 in 2024 and $5,370,000 in 2025. The amortizable intangible assets useful lives are 2 to 20 years for licenses, 3 to 13 years for covenants not to compete, 5 to 25 years for patents, 5 to 20 years for customer-based intangibles and 5 to 20 years for other product and service-related intangibles, which primarily consist of product formulations. All definite-lived intangibles are amortized on a straight-line basis with the exception of definite-lived customer-based intangibles and product and service-related intangibles, which are amortized on either a straight-line or an accelerated basis.

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

Fiscal 2019
On August 1, 2018, the Company acquired
all of
the stock of Clarus Labs, Inc., a manufacturer of water testing products. Neogen has distributed Clarus’ Colitag water test to the food and beverage industries since 2004; this acquisition has given the Company the ability to sell this product to new markets. Consideration for the purchase was $4,204,000 in cash and $1,256,000 of contingent consideration, due semiannually for the first five years, based on an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $32,000, machinery and equipment of $120,000, accounts payable of $53,000, contingent consideration accrual of $1,256,000, non-current
deferred tax liability of $544,000,
non-amortizable
intangible assets of $878,000, intangible assets of $1,487,000 (with an estimated life of
5-15
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. Since February 2019, $270,000 has been paid to the former owners as contingent consideration from the accrual. Manufacturing of these products was moved to the Company’s Lansing, Michigan location in October 2018, reporting within the Food Safety segment.
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
Fiscal 2020
On January 1, 2020, the Company acquired
all of
the stock of Productos Quimicos Magiar, a distributor of Neogen’s Food Safety products for the past 20 years, located in Argentina.
This acquisition gives Neogen a direct sales presence in Argentina.
Consideration for the purchase was $3,776,000 in net cash, with $3,237,000 paid at closing and $540,000 payable to the former owner on January 1, 2022, and up to $979,000 of contingent consideration, payable in one year, based upon an excess net sales formula. The preliminary

purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $603,000, inventory of $446,000, machinery and equipment of $36,000, other current assets of $221,000, accounts payable of $383,000, other current liabilities of $312,000, contingent consideration accrual of $640,000, non-current
deferred tax liabilities of $441,000, intangible assets of $1,471,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continues to operate from its current location in Buenos Aires, Argentina, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.
On January 1, 2020, the Company acquired
 all
 of
 the stock of Productos Quimicos Magiar, a distributor of Neogen’s Food Safety products for the past
20 years, located in Uruguay.
This acquisition gives Neogen a direct sales presence in Uruguay.
Consideration for the purchase was $1,488,000 in net cash, with $1,278,000 paid at closing and $210,000 payable to the former owner on January 1, 2022, and up to $241,000 in contingent consideration, payable in one year, based upon an excess net sales formula. The preliminary

purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $280,000, inventory of $174,000, machinery and equipment of
$16,000, other current assets of $68,000, accounts payable of $204,000, other current liabilities of $11,000, contingent consideration accrual of

$159,000,
non-current
deferred tax liabilities of $99,000, intangible assets of $398,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continues to operate from its current location in Montevideo, Uruguay, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.
On January 9, 2020, the Company acquired the stock of Diessechem Srl, a distributor of food and feed diagnostics for the past 27 years, located in

Italy.

This acquisition gives Neogen a direct sales presence in Italy.
Consideration for the purchase was $3,455,000 in net cash. The preliminary
purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $780,000, inventory of $5,000, other current assets of $160,000, accounts payable of $140,000, other current liabilities of $305,000, non-current
deferred tax liabilities of $294,000, intangible assets of $1,225,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continues to operate from its current location in Milan, Italy, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
On January 31, 2020, the Company acquired the stock of Abtek Biologicals Limited, a manufacturer and supplier of culture media supplements and microbiology technologies. This acquisition enhances the Company’s culture media product line offering for the worldwide industrial microbiology markets. Consideration for the purchase was $1,401,000 in net cash, with $1,282,000 paid at closing and $119,000 payable to the former owner on January 31, 2021. The preliminary
purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $135,000, inventory of $207,000, machinery and equipment of $105,000, prepayments of $6,000, accounts payable of $118,000, other current liabilities of $34,000, non-current
deferred tax liabilities of $92,000, intangible assets of $484,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This manufacturing operation continues to operate from its current location in Liverpool, England, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
On February 28, 2020, the Company acquired the assets of Cell BioSciences, an Australian distributor of food safety and industrial microbiology products. This acquisition gave Neogen a direct sales presence across Australasia for its entire product portfolio. Consideration for the purchase was $3,768,000 in cash, with $3,596,000 paid at closing and $172,000 payable in one year. The preliminary
purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $420,000, unearned revenue liability of $13,000, intangible assets of $1,338,000 (with an estimated life of 3 to 10 years) and the remainder to goodwill
(non-deductible
for tax purposes). The business operates in Gatton, Australia, reporting within the Australian operations in the Animal Safety segment.
On March 26, 2020, the Company acquired the assets of Chile-based Magiar Chilena, a distributor of food, animal and plant diagnostics, including Neogen products.
This acquisition gives Neogen a direct sales presence in Chile.
Consideration for the purchase was $400,000 in cash, with $350,000 paid at closing and $50,000 payable to the former owner on March 26, 2021. The preliminary
purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $164,000, machinery and equipment of $53,000, and intangible assets of $183,000 (with an estimated life of
5-10
years). The business is operated from its current location in Santiago, Chile, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.
For each acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

4.	Long-Term Debt
The Company has a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which expires on September 30, 2021. There were no advances against the line of credit during fiscal years 2020 and 2019; there was no balance outstanding at May 31, 2020. Interest on any borrowings is LIBOR plus 100 basis points (rate under the terms of the agreement was 1.24% at May 31, 2020). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to
EBITDA; the Company believes it was in compliance with these covenants at May 31, 2020.

5.	Equity Compensation Plans
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options were granted at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under stock option plans were 3,501,000, 3,997,000 and 1,913,000 at May 31, 2020, 2019 and 2018, respectively. Options vest ratably over three and five-year periods and the contractual terms are generally five or ten years.

(options in thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2017 (661 exercisable)	2,699	$32.88	$9.51
Granted	829	59.37	14.47
Exercised	(821)	28.18	8.20
Forfeited	(208)	39.57	11.12

Outstanding at May 31, 2018 (508 exercisable)	2,499	42.63	11.44
Granted	527	62.92	14.91
Exercised	(513)	31.28	8.92
Forfeited	(128)	47.08	12.42

Outstanding at May 31, 2019 (617 exercisable)	2,385	49.37	12.70
Granted	562	63.91	15.56
Exercised	(719)	40.24	11.05
Forfeited	(66)	57.44	14.20

Outstanding at May 31, 2020 (486 exercisable)	2,162	55.96	13.95

The following is a summary of stock options outstanding at May 31, 2020:

(options in thousands)	Options Outstanding			Options Exercisable
		Average
		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$16.82 - $40.91	507	1.4	$37.26	208	$34.94
$40.92 - $61.56	605	2.6	58.59	183	57.43
$61.57 - $62.88	465	3.5	62.70	85	62.70
$62.89 - $64.05	539	4.4	63.90	—	—
$64.06 - $68.96	46	3.6	66.48	10	67.98

	2,162	3.0	55.96	486	48.94
The weighted average exercise price of shares that were exercisable at May 31, 2020 and 2019 was $48.94 and $40.68, respectively.
Compensation expense related to share-based awards was $6,468,000, $5,543,000 and $4,909,000 in fiscal years 2020, 2019 and 2018, respectively. Remaining compensation cost to be expensed in future periods for non-vested
options was $16,949,000 at May 31, 2020, with a weighted average expense recognition period of 3.2 years.

	Year Ended
(in thousands)	May 31 , 2020	May 31 , 2019	May 31 , 2018
Aggregate intrinsic value of options outstanding	$32,988	$22,798	$82,649
Aggregate intrinsic value of options exercisable	10,814	10,222	22,572
Aggregate intrinsic value of options exercised	19,597	21,382	25,844
F-2
4

The Company offers eligible employees the
option
to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2011 Employee Stock Purchase Plan; the discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees through this program were 21,578 in fiscal 2020, 18,330 in fiscal 2019 and 22,127 in fiscal 2018.
Common
stock totaling 343,817 of the 712,500 authorized shares are reserved for issuance under the plan.
6.	Income Taxes
Income before income taxes by source consists of the following amounts:

	Year ended May 31
(in thousands)	2020	2019	2018
U.S.	$62,329	$58,479	$62,310
Foreign	9,976	14,480	11,155

	$72,305	$72,959	$73,465

The provision for income taxes consists of the following:

	Year ended May 31
(in thousands)	2020	2019	2018
Current
Domestic
Federal	$6,886	$7,173	$9,715
Uncertain tax provision	269	13	(963)
State	1,262	1,265	1,377
Foreign	2,475	3,758	3,066
Deferred
Domestic
Federal	1,964	1,031	(1,981)
State	195	98	(355)
Foreign	(221)	(555)	(609)

Provision for Income Taxes	$12,830	$12,783	$10,250

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(in thousands)	2020	2019	2018
Tax at U.S. statutory rate	$15,184	$15,321	$21,459
Permanent differences	360	(56)
Section 199 domestic production deduction	—	—	(1,167)
Global intangible low-taxed income (GILTI)	438	840	—
Foreign derived intangible income deduction (FDII)	(1,120)	(1,531)	—
Foreign rate differential	(182)	495	(461)
Subpart F income	634	842	816
Tax benefits on stock-based compensation	(1,998)	(2,586)	(4,816)
Changes in tax contingencies - Increase/(Release)	269	13	(1,035)
Provision for state income taxes, net of federal benefit	1,412	1,251	975
Remeasurement of deferred taxes	—	—	(6,022)
Transition tax on foreign earnings and profits	—	—	1,223
Tax c redits	(1,417)	(1,726)	(1,151)
Other	(750)	(80)	429

Tax Expense	$12,830	$12,783	$10,250

On June 1, 2017, the Company adopted ASU No.
2016-09—Compensation-Stock
Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to employees. The guidance requires the recognition of the income effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in
capital pools. The guidance also allows for a policy election to account for forfeitures as they occur, rather than on an estimated basis, and requires that excess tax benefits be classified as an operating activity on the Statement of Cash Flows. The adoption of this ASU decreased income tax expense by $2.0 million in fiscal 2020, by $2.6 million in fiscal 2019 and by $4.8 million in fiscal 2018.
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
Foreign tax credits, primarily offsetting taxes associated with Subpart F and GILTI income, were $945,000, $1,296,000 and $791,000 in fiscal years 2020, 2019 and 2018, respectively. The Company’s U.S.
research and development credits
were $472,000, $430,000 and $422,000 in fiscal years 2020, 2019 and 2018, respectively.

F-2
6

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax liabilities and assets are as follows:

	Year ended May 31
(in thousands)	2020	2019
Deferred income tax liabilities
Indefinite and long-lived assets	$(20,867)	$(18,963)
Prepaid expenses	(795)	(586)

	(21,662)	(19,549)
Deferred income tax assets
Stock o ptions	1,479	1,497
Inventories and accounts receivable	1,336	1,315
Tax loss carryforwards	484	417
Accrued expenses and other	657	1,109
Less: Valuation a llowance	(419)	(407)

	3,537	3,931

Net deferred income tax liabilities	$(18,125)	$(15,618)

The Company has the following net operating loss carryforwards:

	As of
Jurisdiction	May 31, 2020	Expiry
U.S.	$408	2037 to indefinite
Foreign	1,354	2024 to 2039

	$1,762

We are subject to income taxes in the U.S. (federal and state) and in num
e
rous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related
uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The reconciliation of our tax
uncertainties
is as follows:

	Year ended May 31
(in thousands)	2020	2019	2018
Beginning balance	$611	$598	$1,633
Increase/(decrease) related to prior periods	56	(106)	(1,157)
Increase to current period	213	119	122

Ending balance	$880	$611	$598

The Company is no longer subject to examination by the Internal Revenue Service for fiscal year 2016 and preceding years.

F-
27

7.	Commitments and Contingencies
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from
$
38,000
to $
131,000
per year over the past
five years
. The Company’s estimated liability for these costs was $
916,000
at both May
31
,
2020
and
2019
, measured on an
undiscounted
basis over an estimated period of
15
years; $
100,000
of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities in the consolidated balance sheet. In fiscal
2019
, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.
The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, recorded in sales and marketing, under the terms of these agreements was $2,524,000, $2,795,000 and $2,876,000 for fiscal years 2020, 2019 and 2018, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2021—$182,000, 2022—$110,000, 2023—$105,000, 2024—$105,000 and 2025—$105,000.
We lease office and manufacturing facilities, vehicles and equipment under non-cancelable
operating leases. Rent expense for fiscal years 2020, 2019 and 2018 was

$
1,373,000
, $
1,633,000
and $
1,083,000
,
respectively.
The Company is subject to certain legal and other proceedings in the normal
course of business that, in the opinion of management, are not expected to have a material effect on its future results of operations or financial position.

8.	Defined Contribution Benefit Plan
The Company maintains a defined contribution 401(k) benefit plan covering substantially all domestic
employees. Employees are permitted to defer compensation up to IRS limits, with Neogen matching 100% of the first 3% of deferred compensation and 50% of the next 2%
of deferred compensation. Neogen’s expense under this plan was

$
1,535,000
, $
1,361,000
, and $
1,325,000
in fiscal years
2020
,
2019
and
2018
, respectively.
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
Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. With the acquisition of Cell BioSciences in February 2020, this operation has expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and report through the Animal Safety segment.
The accounting policies of each of the segments are the same as those described in Note 1.

F-
28

Segment information is as follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Fiscal 2020
Product revenues to external customers	$189,893	$145,646	$—	$335,539
Service revenues to external customers	22,798	59,833	—	82,631

Total revenues to external customers	212,691	205,479	—	418,170
Operating income (loss)	33,526	39,051	(5,054)	67,523
Depreciation and amortization	10,173	8,223	—	18,396
Total Assets	222,331	231,178	343,673	797,182
Expenditures for long-lived assets	15,867	8,185	—	24,052

Fiscal 2019
Product revenues to external customers	$190,675	$148,764	$—	$339,439
Service revenues to external customers	22,799	51,948	—	74,747

Total revenues to external customers	213,474	200,712	—	414,186
Operating income (loss)	39,020	33,875	(4,801)	68,094
Depreciation and amortization	9,525	8,099	—	17,624
Total Assets	206,267	221,950	267,523	695,740
Expenditures for long-lived assets	8,916	5,745	—	14,661

Fiscal 2018
Product revenues to external customers	$174,553	$156,735	$—	$331,288
Service revenues to external customers	19,924	46,718	—	66,642

Total revenues to external customers	194,477	203,453	—	397,930
Operating income (loss)	34,561	39,529	(3,896)	70,194
Depreciation and amortization	9,083	7,975	—	17,058
Total Assets	186,570	220,629	210,810	618,009
Expenditures for long-lived assets	10,538	10,408	—	20,946
(1)	Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and non-controlling
interests.

The following table presents the Company’s revenue disaggregated by geographical location:

	Year ended May 31
(in thousands)	2020	2019
Domestic	$253,458	$248,304
International	164,712	165,882

Total revenue	418,170	414,186

10.	Stock Repurchases
In October 2018, the Company’s Board of Directors passed a resolution terminating the Company’s prior stock buyback program, which had been approved in December 2008, and authorized a new program to purchase, subject to market conditions, up to
3,000,000 shares of the Company’s common stock. In December 2018, the Company purchased 50,000 shares under the new program in open market transactions for a total price, including commissions, of
 $
3,134,727
.
Shares acquired under the program were retired. A total of 2,950,000 shares of common stock remain available for repurchase under this program as of May 31, 2020.
11.	Summary of Quarterly Data (Unaudited)

	Quarter Ended
(in thousands, except per share)	August 2019	November 2019	February 2020	May 2020
Total Revenue	$101,424	$107,803	$99,869	$109,074
Gross Margin	48,194	51,026	45,330	51,729
Net income	14,652	16,276	12,200	16,347
Basic net income per share	$0.28	$0.31	$0.23	$0.31
Diluted net income per share	$0.28	$0.31	$0.23	$0.31

	Quarter Ended
(in thousands, except per share)	August 2018	November 2018	February 2019	May 2019
Total Revenue	$99,626	$107,098	$97,700	$109,762
Gross Margin	46,729	50,033	44,628	50,530
Net income	15,237	16,051	13,073	15,815
Basic net income per share	$0.29	$0.31	$0.25	$0.31
Diluted net income per share	$0.29	$0.31	$0.25	$0.30
Quarterly net income per share is based on weighted-average shares outstanding and potentially dilutive stock options for the specific period and as a result, will not necessarily aggregate to total net income per share as computed for the year as disclosed in the consolidated statements of income.

F-
30