Form 10-Q
period 2020-08-31
NEOGEN CORP
filed 2020-09-30
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020.
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
As of August 31, 2020, there were
53,041,102
shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	August 31,	May 31,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$60,947	$66,269
Marketable securities	306,539	277,404
Accounts receivable, less allowance of $1,350 and $1,350 at August 31, 2020 and
May 31, 2020, respectively	77,685	84,681
Inventories	97,573	95,053
Prepaid expenses and other current assets	13,955	13,999

Total Current Assets	556,699	537,406
Net Property and Equipment	80,593	78,671
Other Assets
Right of use assets	1,756	1,952
Goodwill	111,675	110,340
Other non-amortizable intangible assets	15,366	15,217
Amortizable intangible and other assets, net of accumulated amortization of $46,773 and $44,690 at August 31, 2020 and May 31, 2020, respectively	55,503	53,596

Total Assets	$821,592	$797,182

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$22,537	$25,650
Accrued compensation	5,501	7,735
Income taxes	4,597	1,456
Other accruals	13,807	13,648

Total Current Liabilities	46,442	48,489
Deferred Income Taxes	18,306	18,125
Other Non-Current Liabilities	5,298	5,391

Total Liabilities	70,046	72,005
Commitments and Contingencies (note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 53,041,102 and 52,945,841 shares issued and outstanding at August 31, 2020 and May 31, 2020, respectively	8,487	8,471
Additional paid-in capital	264,184	257,693
Accumulated other comprehensive loss	(15,707)	(19,709)
Retained earnings	494,582	478,722

Total Stockholders’ Equity	751,546	725,177

Total Liabilities and Stockholders’ Equity	$821,592	$797,182

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended August 31,
	2020	2019
Revenues
Product revenues	$87,935	$81,948
Service revenues	21,390	19,476

Total Revenues	109,325	101,424
Cost of Revenues
Cost of product revenues	46,595	42,031
Cost of service revenues	12,428	11,199

Total Cost of Revenues	59,023	53,230

Gross Margin	50,302	48,194
Operating Expenses
Sales and marketing	16,516	17,543
General and administrative	11,013	10,699
Research and development	3,878	3,688

Total Operating Expenses	31,407	31,930

Operating Income	18,895	16,264
Other Income (Expense)
Interest income	722	1,510
Other expense	193	(122)

Total Other Income	915	1,388

Income Before Taxes	19,810	17,652
Provision for Income Taxes	3,950	3,000

Net Income	$15,860	$14,652

Net Income Per Share
Basic	$0.30	$0.28
Diluted	$0.30	$0.28
Weighted Average Shares Outstanding
Basic	52,992	52,292
Diluted	53,285	52,684
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended August 31,
	2020	2019
Net income	$15,860	$14,652
Other comprehensive income (loss), net of tax: foreign currency translations	4,121	(3,058)
Other comprehensive income (loss), net of tax: unrealized gain (loss) on marketable securities	(119)	562
Total comprehensive income	$19,862	$12,156
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance, June 1, 2020	52,946	$8,471	$257,693	$(19,709)	$478,722	$725,177
Exercise of options and share-based compensation expense	86	14	5,825	—	—	5,839
Issuance of shares under employee stock purchase plan	9	2	666	—	—	668
Net income for the three months ended August 31, 2020	—	—	—	—	15,860	15,860
Other comprehensive income for the three months ended August 31, 2020	—	—	—	4,002	—	4,002

Balance, August 31, 2020	53,041	$8,487	$264,184	$(15,707)	$494,582	$751,546

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)
	Common Stock				Retained Earnings
	Shares	Amount				Total
Balance, June 1, 2019	52,217	$8,355	$221,937	$(11,640)	$419,247	$637,899
Exercise of options and share-based compensation expense	196	30	9,683	—	—	9,713
Issuance of shares under employee stock purchase plan	10	2	536	—	—	538
Net income for the three months ended August 31, 2019	—	—	—	—	14,652	14,652
Other comprehensive loss for the three months ended August 31, 2019	—	—	—	(2,496)	—	(2,496)

Balance, August 31, 2019	52,423	$8,387	$232,156	$(14,136)	$433,899	$660,306
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended August 31,
	2020	2019
Cash Flows From Operating Activities
Net Income	$15,860	$14,652
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,720	4,435
Share-based compensation	1,681	1,543
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	8,350	3,390
Inventories	(1,319)	(2,132)
Prepaid expenses and other current assets	(1,045)	(1,929)
Accounts payable, accruals and other changes	(3,113)	3,760

Net Cash From Operating Activities	25,134	23,719
Cash Flows For Investing Activities
Purchases of property, equipment and other non-current intangible assets	(4,248)	(6,469)
Proceeds from the sale of marketable securities	139,184	94,540
Purchases of marketable securities	(168,318)	(103,432)
Business acquisitions, net of cash acquired	(2,350)	—

Net Cash For Investing Activities	(35,732)	(15,361)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	5,095	8,708

Net Cash From Financing Activities	5,095	8,708
Effect of Foreign Exchange Rates on Cash	181	(2,465)

Net Increase (Decrease) In Cash and Cash Equivalents	(5,322)	14,601
Cash and Cash Equivalents, Beginning of Period	66,269	41,688

Cash and Cash Equivalents, End of Period	$60,947	$56,289

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three-month period ended August 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2021. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2020.
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
Recently Adopted Accounting Standards
Financial Instruments—Credit Losses
On June 1, 2020, the Company adopted ASU No.
2016-13—Measurement
of Credit Losses on Financial Instruments, which changes how the Company measures credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held-to-maturity
debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires the Company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument’s contractual life. The adoption of this guidance did not have a material impact on our consolidated financial statements due to the Company’s short-term contractual life of receivables and minimal expected losses.
Fair Value Measurements
On June 1, 2020, the Company adopted ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. The adoption of this guidance did not have an impact on our consolidated financial statements.
Cloud Computing Implementation Cost
On June 1, 2020, the Company adopted ASU
2018-15,
Intangible-Goodwill and Other
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The adoption of this guidance did not have an impact on our consolidated financial statements.

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
Accounts Receivable Allowance
Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends, current economic conditions and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names
, covenants not-to-compete

and patents. Customer-based intangibles are amortized on either an accelerated or straight-line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight-line basis; intangibles are generally amortized over 5 to 25 years. We review the carrying amounts of goodwill and other non-amortizable
intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.
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
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred income tax ssets
 and liabilities are
determined based on differences between the financial reporting and tax bases of assets and liabilities and for tax credit carryforwards and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred income tax assets and liabilities during the year.
2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $60,947,000 and $66,269,000 at August 31, 2020 and May 31, 2020, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at August 31, 2020. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security portfolio.

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
Marketable Securities as of August 31, 2020 and May 31, 2020 are listed below by classification and remaining maturities.

(in thousands)	Maturity	August 31, 2020	May 31, 2020
US Treasuries	0—90 days	$—	$—
	91—180 days	2,516	—
	181 days—1 year	—	2,532
	1—2 years	—	—
Commercial Paper & Corporate Bonds	0—90 days	120,055	133,130
	91—180 days	93,239	73,824
	181 days—1 year	63,668	43,231
	1—2 years	10,012	7,839
Certificates of Deposit	0—90 days	4,908	1,003
	91—180 days	1,257	5,184
	181 days—1 year	8,338	6,069
	1—2 years	2,546	4,592

Total Marketable Securities		$306,539	$277,404

The components of marketable securities at August 31, 2020 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries	$2,502	$14	$—	$2,516
Commercial Paper & Corporate Bonds	286,211	820	(57)	286,974
Certificates of Deposit	16,911	138	—	17,049

Total Marketable Securities	$305,624	$972	$(57)	$306,539

The components of marketable securities at May 31, 2020 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries	$2,502	$30	$—	$2,532
Commercial Paper & Corporate Bonds	257,700	347	(23)	258,024
Certificates of Deposit	16,648	200	—	16,848

Total Marketable Securities	$276,850	$577	$(23)	$277,404

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

(in thousands)	August 31, 2020	May 31, 2020
Raw materials	$47,589	$45,058
Work-in-process	6,323	6,887
Finished and purchased goods	43,661	43,108

	$97,573	$95,053

4. LEASES
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

Supplemental balance sheet information related to operating leases was as follows:

(in thousands)	August 31, 2020	May 31, 2020
Right of use—assets	$1,756	$1,952
Lease liabilities—current	803	1,054
Lease liabilities—non-current	966	913
The weighted average remaining lease term and weighted average discount rate were as follows:

(in thousands)	August 31, 2020	May 31, 2020
Weighted average remaining lease term	2.4 years	2.5 years
Weighted average discount rate	3.2%	3.2%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income.

The components of lease expense were as follows:

	August 31,
(in thousands)	2020	2019
Operating leases	$205	$240
Short term leases	44	48

Total lease expense	$249	$288

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows were approximately
$304,000
and $247,000 for the three months ended August 31, 2020 and 2019, respectively. There were no
non-cash additions to right-of-use assets obtained from new operating lease liabilities for either period.
Undiscounted future minimum lease payments as of August 31, 2020 were as follows (in thousands):

Years ending May 31,	Amount
2021 (1)	$789
2022	553
2023	292
2024	145
2025	43
2026 and thereafter	—

Total lease payments	1,822
Less: imputed interest	(97)

Total lease liabilities	$1,725

(1)	Excluding the three months ended August 31, 2020 .

5. REVENUE RECOGNITION
We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense. Revenue is recognized net of any tax collected from customers; the taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. These situations are infrequent; due to immateriality of the amount, warranty claims are recorded in the period incurred.
The Company derives revenue from two primary sources—product revenue and service revenue.
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
Payment terms for products and services are generally 30 to 60 days.

The following table presents disaggregated revenue by major product and service categories for the three month periods ended August 31, 2020 and 2019:

	Three Months ended August 31,
(in thousands)	2020	2019
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,015	$20,115
Bacterial & General Sanitation	9,931	10,316
Culture Media & Other	11,393	11,279
Rodenticides, Insecticides & Disinfectants	9,608	5,449
Genomics Services	4,238	3,862

	$54,185	$51,021
Animal Safety
Life Sciences	$1,325	$1,723
Veterinary Instruments & Disposables	10,375	11,336
Animal Care & Other	7,658	6,405
Rodenticides, Insecticides & Disinfectants	19,914	16,718
Genomics Services	15,868	14,221

	$55,140	$50,403

Total Revenues	$109,325	$101,424

6. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended
	August 31,
(in thousands, except per share amounts)	2020	2019
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$15,860	$14,652
Denominator for basic net income per share:
Weighted average shares	52,992	52,292
Effect of dilutive stock options	293	392

Denominator for diluted net income per share	53,285	52,684
Net income attributable to Neogen per share:
Basic	$0.30	$0.28

Diluted	$0.30	$0.28

7. SEGMENT INFORMATION AND GEOGRAPHIC DATA
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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the three months ended August 31, 2020
Product revenues to external customers	$48,663	$39,272	$—	$87,935
Service revenues to external customers	5,522	15,868	—	21,390

Total revenues to external customers	54,185	55,140	—	109,325
Operating income (loss)	7,963	12,165	(1,233)	18,895
Total assets	225,716	228,390	367,486	821,592
As of and for the three months ended August 31, 2019
Product revenues to external customers	$45,877	$36,071	$—	$81,948
Service revenues to external customers	5,144	14,332	—	19,476

Total revenues to external customers	51,021	50,403	—	101,424
Operating income (loss)	9,134	8,300	(1,170)	16,264
Total assets	207,725	222,403	291,016	721,144

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended August 31,
(in thousands)	2020	2019
Domestic	$67,324	$63,340
International	42,001	38,084

Total revenue	109,325	101,424

8. EQUITY COMPENSATION PLANS
Incentive and non-qualified options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over
three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2020 follows:

		Weighted-
		Average
(Options in thousands)	Shares	Exercise Price
Options outstanding June 1, 2020	2,162	$55.96
Granted	—	—
Exercised	(86)	48.39
Forfeited	(7)	57.81

Options outstanding August 31, 2020	2,069	$56.27
During the three month periods ended August 31, 2020 and 2019, the Company recorded $1,681,000 and $1,543,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during fiscal year 2020, estimated on the date of grant using the Black-Scholes option pricing model, was $15.56. The fair value of stock options granted was estimated using the following weighted-average assumptions. No options were granted in the first quarter of fiscal year 2021.

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
9. BUSINESS AND PRODUCT LINE ACQUISITIONS
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
On January 9, 2020, the Company acquired
all of
the stock of Diessechem Srl, a distributor of food and feed diagnostics for the past 27 years, located in Italy. This acquisition gives Neogen a direct sales presence in Italy. Consideration for the purchase was $3,455,000 in net cash. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $780,000, inventory of $5,000, other current assets of $160,000, accounts payable of $140,000, other current liabilities of $305,000, non-current
deferred tax liabilities of $294,000, intangible assets of $1,225,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This operation continues to operate from its current location in Milan, Italy, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
On January 31, 2020, the Company acquired
all of

the stock of Abtek Biologicals Limited, a manufacturer and supplier of culture media supplements and microbiology technologies. This acquisition enhances the Company’s culture media product line offering for the worldwide industrial microbiology markets. Consideration for the purchase was $1,401,000 in net cash, with $1,282,000 paid at closing and $119,000 payable to the former owner on

January 31, 2021. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $135,000, inventory of $207,000, machinery and equipment of $105,000, prepayments of $6,000, accounts payable of $118,000, other current liabilities of $34,000, non-current
deferred tax liabilities of $92,000, intangible assets of $484,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. This manufacturing operation continues to operate from its current location in Liverpool, England, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
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
On July 31, 2020, the Company acquired the U.S. (including territories) rights to Elanco’s StandGuard
Pour-on
for horn fly and lice control in beef cattle, and related assets. This product line fits in well with Neogen’s existing agricultural insecticide portfolio and organizational capabilities. Consideration for the purchase was $2,351,000 in cash, all paid at closing. The preliminary purchase price allocation, based upon the fair value of these assets determined using the income approach, included inventory of $51,000 and intangible assets of $2,300,000 (with an estimated life of 15 years). This product line is currently being toll manufactured for the Company but is eventually
 expected to be manufactured at Neogen’s operation in Iowa
,
  the sales are reported within the Animal Safety segment.
For each acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

10. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which expires
on September 30, 2021. There were no advances against the line of credit during fiscal 2020 and there have been none thus far in fiscal 2021; there was no balance outstanding at August 31, 2020. Interest on any borrowings remained at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.20% at August 31, 2020). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2020.
11. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. Neogen expenses these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at both August 31, 2020 and May 31, 2020, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities on the consolidated balance sheets. In fiscal 2019, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome of the review in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the recorded liability, with an offsetting charge to operations in the period recorded.

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
For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, effects of the ongoing
COVID-19
pandemic on our business, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Executive Overview

•	Consolidated revenues were $109.3 million in the first quarter of fiscal 2021, an increase of 8% compared to $101.4 million in the first quarter of fiscal 2020. Organic sales increased 6%.

•
Food Safety segment sales were $54.2 million in the first quarter of the current fiscal year, an increase of 6% compared to $51.0 million in the same period of the prior year. Organic sales in this segment rose 4% for the comparative period, with revenues from the acquisitions of Neogen Italia (January 2020), Neogen Argentina (January 2020), Neogen Uruguay (January 2020), Abtek (January 2020) and Neogen Chile (March 2020) providing the remainder of the increase.

•
Animal Safety segment sales were $55.1 million in the first quarter, an increase of 9% compared to prior year first quarter sales of $50.4 million. Organic sales in this segment increased 8%, with the acquisitions of Cell BioSciences (February 2020) and the StandGuard product line from Elanco (August 2020) providing the remainder of the increase.

•	International sales in the first quarter of fiscal 2021 were 38.4% of total sales compared to 37.5% of total sales in the first quarter of fiscal 2020.

•
The effective tax rate in the first quarter of fiscal 2021 was 19.9% compared to 17.0% in the prior year first quarter. The increase in the effective tax rate for this quarter was due primarily to lower tax benefits from the exercise of stock options and reduced benefit from foreign derived income, each compared to the same period a year ago.

•	Net income for the quarter ended August 31, 2020 was $15.9 million, or $0.30 per diluted share, an increase of 8% compared to $14.7 million, or $0.28 per share, for the same period in the prior year.

•	Cash generated from operating activities in the first quarter of fiscal 2021 was $25.1 million, compared to $23.7 million in the first quarter of fiscal 2020.
Neogen’s results reflect a 10% increase in international sales in the first quarter of fiscal 2021 compared to the same period in the prior year. Revenue changes, expressed in percentages, in the first quarter of fiscal 2021 compared to the same quarter in the prior year are as follows for each of our international locations:

	Revenue % Inc (Dec) USD	Revenue % Inc (Dec) Local Currency
U.K. Operations	21%	17%
Brazil Operations	1%	38%
Neogen Latinoamerica	(2)%	13%
Neogen China	105%	106%
Neogen India	10%	18%
Neogen Canada	(11)%	(10)%
Neogen Australasia	67%	63%
Currency translations reduced comparative revenues by approximately $2.1 million in the first quarter of fiscal 2021 compared to the same quarter a year ago, primarily due to increased strength of the U.S. dollar relative to the Brazilian real and Mexican peso. Combined revenues at our U.K. operations increased 21% resulting from a large shipment of hand sanitizers to the U.K. government’s health organization and strong cleaner & disinfectant sales to China, Africa and the Middle East. Histamine test kits sales also contributed to the growth, due to increased business from tuna producers.
At our Brazilian operations, fiscal 2021 first quarter sales increased 38% in local currency and included a large non-recurring
insecticide sale to a government health organization. Additionally, sales were strong across our entire portfolio of products, including rodenticides, genomics services, dairy drug residue test kits and aflatoxin test kits, however negative currency translations lowered the overall growth to 1%. At Neogen Latinoamerica, the growth in local currency in the first quarter was led by sales of cleaners, disinfectants and sanitizers.
Service revenue, which consists primarily of genomics services to animal protein and companion animal markets, was $21.4 million in the first quarter of fiscal 2021, an increase of 10% over prior year first quarter revenues of $19.5 million. The growth was led by increases of genomics revenues to the companion animal and Australian sheep markets, somewhat offset by lower sales of services to domestic commercial beef and dairy producers, due to delays in sample receipts caused by the
Covid-19
pandemic and poor economic conditions in the commercial dairy markets.

Revenues

	Three Months ended August 31,
(in thousands)	2020	2019	Increase/ (Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,015	$20,115	$(1,100)	(5)%
Bacterial & General Sanitation	9,931	10,316	(385)	(4)%
Culture Media & Other	11,393	11,279	114	1%
Rodenticides, Insecticides & Disinfectants	9,608	5,449	4,159	76%
Genomics Services	4,238	3,862	376	10%

	$54,185	$51,021	$3,164	6%
Animal Safety
Life Sciences	$1,325	$1,723	$(398)	(23)%
Veterinary Instruments & Disposables	10,375	11,336	(961)	(8)%
Animal Care & Other	7,658	6,405	1,253	20%
Rodenticides, Insecticides & Disinfectants	19,914	16,718	3,196	19%
Genomics Services	15,868	14,221	1,647	12%

	$55,140	$50,403	$4,737	9%

Total Revenues	$109,325	$101,424	$7,901	8%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category decreased 5% in the first quarter of fiscal 2021 due primarily to a 34% decrease in drug residue test kits, the result of lower demand for these products in our European dairy markets. In January 2020, we ended an exclusive relationship with our European distributor and have begun directly marketing these products to end customers. Sales of our natural toxin test kits rose 1%, as higher sales of ochratoxin, fumonisin and histamine test kits were almost entirely offset by lower aflatoxin test kit sales in U.S. dollars, the result of negative currency translations on increased volumes of aflatoxin test kits in Brazil; in local currency, aflatoxin test kits sales in Brazil rose 9%. Allergen kit sales decreased 3% compared to last year’s first quarter, primarily resulting from lower demand from many customers who were temporarily closed or operating at lower capacity due to the
COVID-19
pandemic, and from competitive pressure.
Bacterial
 & General Sanitation –
Revenues in this category decreased 4% in the first quarter, due to a 7% decrease in sales of our environmental sanitation product line and a 19% decrease in sales of pathogen test kits. Partially offsetting the decrease was an 85% increase in sales of our next generation Soleris NG system, used to detect spoilage organisms such as yeast and molds in processed foods; this system was introduced in late July, and the initial market response has been positive. The Company’s innovative
Listeria Right Now
system also continues to gain market acceptance, recording a 9% increase in sales over the prior year period.
Culture Media
 & Other –
Sales in this category rose 1% in the first quarter of fiscal 2021 compared to the same period in the prior year. This category includes sales of veterinary personal protective equipment, primarily gloves, as well as hand sanitizers and sanitizing wipes; these products experienced increased demand in new markets due to shortages caused by the
COVID-19
pandemic. Sales of Neogen Culture Media were down 10%, due primarily to continued weakness in end demand at a number of our large U.S. customers.
Rodenticides, Insecticides
 & Disinfectants –
Sales of products in this category increased 76% in the first quarter of fiscal 2021, compared to last year’s first quarter. The increase was due primarily to a 73% increase in sales of hand and skin sanitizing products at our U.K. based Quat-Chem operation and a large non-recurring
insecticide order recorded at our Brazil operation, to a government health organization. Additionally, sales of cleaners and disinfectants into China more than doubled, primarily due to increased demand resulting from the African swine fever outbreak in that country and the
COVID-19
pandemic.
Genomics Services –
Sales of genomics services sold through our Food Safety operations rose 10% in the first quarter of fiscal 2021, compared to the same period last year, as genomics services in China more than doubled, due to increased testing in the pork industry, gains in beef cattle testing and project work in aquaculture.

Animal Safety
Life Sciences –
Sales in this category decreased 23% in the first quarter, due primarily to lower sales of drug test kits to commercial laboratories, as they processed fewer samples due to slowdowns from the COVID-19 pandemic.
Veterinary Instruments
 & Disposables –
Revenues in this category decreased 8% in the first quarter of fiscal 2021, due to lower sales of needles, syringes, marking products and hoof and leg care products to our larger animal health distributors, the result of lower end market demand.
Animal Care
 & Other –
Sales of these products increased 20% in the first quarter compared to the same period a year ago. Within the animal care product lines, sales of our vitamin injectables, equine supplements and joint pain products increased 31% during the period. Partially offsetting these increases, sales of our dairy supply products decreased 25% due to termination of an agreement in which we distributed these types of products for a large manufacturer of dairy equipment, effective June 2020.
Rodenticides, Insecticides
 & Disinfectants –
Sales in this category rose 19% in the first quarter of fiscal 2021 compared to the same period in the prior year, driven by a 47% increase in rodenticide sales, as rodent pressure in certain areas of the U.S. increased significantly. Insecticide sales rose 6%, due in part to our acquisition of the StandGuard product line from Elanco on July 31, 2020. Cleaners and disinfectants sales rose 1% as growth in hand sanitizer products in the U.S. was offset by lower sales of water treatment products and the transfer of $325,000 of disinfectant products.
Genomics Services –
Sales in this category increased 12% in the first three months, led by increased sales to the companion animal market in the U.S., and to a lesser extent, gains in sheep and beef testing in Australia and the recent launch of a new high density chip for whiteleg shrimp. Partially offsetting these gains was a 12% decrease in sales to domestic commercial beef and dairy cattle producers, due to delays in sample receipts caused by the
Covid-19
pandemic and poor economic conditions in the commercial dairy markets, and reduced sales to a large poultry customer due to their move to one of our lower density, lower cost, chips.
Gross Margin
Gross margin was 46.0% in the first quarter of fiscal 2021 compared to 47.5% in the same quarter a year ago, due in large part to a shift in product mix within the Food Safety segment resulting from significantly increased sales of products with lower than average gross margins, such as cleaners and disinfectants from our European and Chinese operations and insecticides from our Brazilian operation. Additionally, the impact of the stronger dollar relative to the Brazilian real and Mexican peso during the period, and increased duties and freight charges adversely impacted Food Safety gross margins. Animal Safety gross margins improved by 290 basis points, primarily the result of a 47% increase in rodenticide sales, a higher gross margin product, a 31% increase in sales of disinfectant products such as hand sanitizers and improved efficiencies in our Australian operations from higher throughput resulting from the acquisition of Cell Biosciences in February of 2020.
Operating Expenses
Operating expenses were $31.4 million in the first quarter of fiscal 2021, compared to $31.9 million in the first quarter of fiscal 2020, a decrease of $500,000, or 2%. Sales and marketing expenses were $16.5 million, a decline of $1.0 million, or 6%, compared to $17.5 million in last year’s first quarter, as the
COVID-19
pandemic restricted travel worldwide, lowering expenses by $900,000. Additionally, trade show expenses were $353,000 lower than the first quarter of fiscal 2020, as all of the tradeshows we participate in were cancelled or moved to virtual formats due to the pandemic. Partially offsetting these lower expenses was a $1.0 million increase in compensation costs, the result of increased headcount and higher commissions and quarterly bonuses, reflective of the revenue increases.
General and administrative expenses were $11.0 million, an increase of $314,000, or 2.9%, compared to $10.7 million in last year’s first quarter, primarily due to a $372,000 increase in compensation expense, the result of higher headcount and salaries, increased legal and professional fees, depreciation related to investments in information technology, and higher stock-based compensation expense. Research and development expense was $3.9 million in the first quarter of fiscal 2021, an increase of $191,000 compared to the same period in the prior year, with the increase due primarily to third party services and approval costs related to new product development. The Company launched a next generation system to detect spoilage organisms in processed foods, the Soleris NG, in the first quarter of fiscal 2021.
Operating Income

Operating income was $18.9 million in the first quarter of fiscal 2021, compared to $16.3 million in the same period of the prior year. Expressed as a percentage of revenue, operating income was 17.3% compared to 16.0% in last year’s first quarter. The improvement is the result of the increase in revenues and lower operating expenses for the quarter.
Other Income

	Three Months ended August 31,
(dollars in thousands)	2020	2019
Interest income (net of expense)	$722	$1,510
Foreign currency transactions	175	(117)
Royalty income	—	1
Other	18	(7)

Total Other Income	$915	$1,387

The reduction in interest income in the first quarter of fiscal 2021 compared to the prior year is the result of lower yields on our cash and marketable securities balances, as interest rates dropped significantly in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Other income resulting from foreign currency transactions is the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate; during the first quarter of 2021, the pound and the euro rose relative to the dollar, while the peso and the real declined. In the first quarter of fiscal 2020, all of the currencies in those countries depreciated against the dollar.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2021 was $3.95 million, an effective tax rate of 19.9%, compared to prior year first quarter income tax expense of $3.0 million, an effective tax rate of 17.0%. For each quarter, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $421,000 in the first quarter of fiscal 2021 compared to $769,000 in the first quarter of the prior year. The benefit was lower due to the decreased volume of option exercises during the comparative periods, and a reduction in benefit realized, on average, for each transaction. Additionally, we recorded a lower tax benefit in the first quarter of fiscal 2021 relating to foreign derived income, compared to the prior year first quarter.
Net Income
Net income was $15.9 million in the first quarter of fiscal 2021, an increase of 8.2% compared to $14.6 million earned in the first quarter of fiscal 2020. The increased earnings were the result of higher sales and gross margins, and decreased operating expenses, which offset the $950,0000 increase in income taxes.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $367.5 million at August 31, 2020, compared to $343.7 million at May 31, 2020. Approximately $25.1 million was generated from operations during the first three months of fiscal 2021. Net cash proceeds of $5.1 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first quarter. We spent $4.2 million for property, equipment and other non-current
assets in the first three months of fiscal 2021.
Net accounts receivable balances were $77.7 million at August 31, 2020, a decline of $7.0 million, compared to $84.7 million at May 31, 2020. Days sales outstanding, a measurement of the time it takes to collect receivables, were 61 days at August 31, 2020, compared to 68 days at May 31, 2020 and 64 days at August 31, 2019. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, we have not experienced an appreciable increase in bad debt write offs. We did provide an additional $100,000 at May 31, 2020 in our allowance for bad debts to account for potential write offs related to
COVID-19,
and will continue to actively manage our customer accounts and adjust the allowance account as circumstances change.

Net inventory balances were $97.6 million at August 31, 2020, an increase of $2.5 million, or 3%, compared to May 31, 2020 balances of $95.1 million. We increased inventory levels in fiscal 2020 to ensure we have adequate supplies of critical raw and finished products in the event our supply chain is adversely impacted by the
COVID-19
pandemic and Brexit.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at August 31, 2020, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or our plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for short-term investments.
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, euro, Mexican peso, Brazilian real, Chinese yuan, Australian dollar and to a lesser extent, the Indian rupee, Canadian dollar, Argentine peso, Uruguayan peso and Chilean peso; there is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.
Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Italy, Brazil, Mexico, Argentina, Uruguay, Chile, China, India, Canada and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Argentine peso, Uruguayan peso, Chilean peso, Chinese yuan, Indian rupee, Canadian dollar and Australian dollar, respectively. Our investments in foreign subsidiaries are considered to be long-term. As discussed in ITEM 1A. RISK FACTORS of the Form
10-K
annual filing, our financial condition and results of operations could be adversely affected by currency fluctuations.
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.
I
tem
 6. Exhibits
(a) Exhibit Index

10	Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JP Morgan Chase N.A. (incorporated by reference to Exhibit 10.A of the registrant’s Form 8-K filed on December 6, 2018).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: September 30, 2020

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: September 30, 2020

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)