Form 10-Q
period 2020-11-30
NEOGEN CORP
filed 2020-12-29
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020.
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.16 par value per share	NEOG	NASDAQ Global Select Market
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
of the Exchange Act):    YES  ☐    NO  ☒
As of November 30, 2020 there were 53,244,057
shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	November 30,	May 31,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$113,867	$66,269
Marketable securities	276,898	277,404
Accounts receivable, less allowance of $1,350 and $1,350 at November 30, 2020 and May 31, 2020, respectively	79,931	84,681
Inventories	92,529	95,053
Prepaid expenses and other current assets	15,201	13,999

Total Current Assets	578,426	537,406
Net Property and Equipment	83,774	78,671
Other assets
Right of use assets	1,540	1,952
Goodwill	111,687	110,340
Other non-amortizable intangible assets	15,378	15,217
Amortizable intangible and other assets, net of accumulated amortization of $48,546 and $44,690 at November 30, 2020 and May 31, 2020, respectively	54,821	53,596

Total Assets	$845,626	$797,182

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,697	$25,650
Accrued compensation	8,321	7,735
Income taxes	476	1,456
Other accruals	15,093	13,648

Total Current Liabilities	44,587	48,489
Deferred Income Taxes	18,391	18,125
Other Non-Current Liabilities	5,253	5,391

Total Liabilities	68,231	72,005
Commitments and Contingencies (note 11)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 53,244,057 and 52,945,841 shares issued and outstanding at November 30, 2020 and May 31, 2020, respectively	8,519	8,471
Additional paid-in capital	273,495	257,693
Accumulated other comprehensive loss	(15,086)	(19,709)
Retained earnings	510,467	478,722

Total Stockholders’ Equity	777,395	725,177

Total Liabilities and Stockholders’ Equity	$845,626	$797,182

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Revenues
Product revenues	$92,537	$87,387	$180,472	$169,335
Service revenues	22,463	20,416	43,853	39,892

Total Revenues	115,000	107,803	224,325	209,227
Cost of Revenues
Cost of product revenues	49,275	45,559	95,870	87,590
Cost of service revenues	12,511	11,218	24,939	22,417

Total Cost of Revenues	61,786	56,777	120,809	110,007

Gross Margin	53,214	51,026	103,516	99,220
Operating Expenses
Sales and marketing	17,729	17,988	34,245	35,531
General and administrative	12,184	10,985	23,197	21,684
Research and development	4,056	3,781	7,934	7,469

Total Operating Expenses	33,969	32,754	65,376	64,684

Operating Income	19,245	18,272	38,140	34,536
Other Income (Expense)
Interest income	555	1,271	1,277	2,781
Other expense	(465)	(317)	(272)	(439)

Total Other Income	90	954	1,005	2,342

Income Before Taxes	19,335	19,226	39,145	36,878
Provision for Income Taxes	3,450	2,950	7,400	5,950

Net Income	$15,885	$16,276	$31,745	$30,928

Net Income Per Share
Basic	$0.30	$0.31	$0.60	$0.59

Diluted	$0.30	$0.31	$0.60	$0.59

Weighted Average Shares Outstanding
Basic	53,129	52,557	53,022	52,355
Diluted	53,404	52,876	53,300	52,712
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Net income	$15,885	$16,276	$31,745	$30,928
Other comprehensive income (loss), net of tax: foreign currency translations	938	2,367	5,059	(691)
Other comprehensive income (loss), net of tax: unrealized gain (loss) on marketable securities	(317)	(149)	(436)	413

Total comprehensive income	$16,506	$18,494	$36,368	$30,650

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance, June 1, 2020	52,946	$8,471	$257,693	$(19,709)	$478,722	$725,177
Exercise of options and share-based compensation expense	86	14	5,825	—	—	5,839
Issuance of shares under employee stock purchase plan	9	2	666	—	—	668
Net income for the three months ended August 31, 2020	—	—	—	—	15,860	15,860
Other comprehensive income for the three months ended August 31, 2020	—	—	—	4,002	—	4,002

Balance, August 31, 2020	53,041	$8,487	$264,184	$(15,707)	$494,582	$751,546
Exercise of options and share-based compensation expense	203	32	9,311	—	—	9,343
Net income for the three months ended November 30, 2020	—	—	—	—	15,885	15,885
Other comprehensive income for the three months ended November 30, 2020	—	—	—	621	—	621

Balance, November 30, 2020	53,244	8,519	273,495	$(15,086)	$510,467	$777,395

Balance, June 1, 2019	52,217	$8,355	$221,937	$(11,640)	$419,247	$637,899
Exercise of options and share-based compensation plan	196	30	9,683	—	—	9,713
Issuance of shares under employee stock purchase plan	10	2	536	—	—	538
Net income for the three months ended August 31, 2019	—	—	—	—	14,652	14,652
Other comprehensive loss for the three months ended August 31, 2019	—	—	—	(2,496)	—	(2,496)

Balance, August 31, 2019	52,423	$8,387	$232,156	$(14,136)	$433,899	$660,306
Exercise of options and share-based compensation plan	288	47	12,070	—	—	12,117
Net income for the three months ended November 30, 2019	—	—	—	—	16,276	16,276
Other comprehensive income for the three months ended November 30, 2019	—	—	—	2,218	—	2,218

Balance, November 30, 2019	52,711	8,434	244,226	(11,918)	450,175	690,917

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	November 30,
	2020	2019
Cash Flows From Operating Activities
Net Income	$31,745	$30,928
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,523	8,985
Share-based compensation	3,192	3,155
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	6,662	(2,483)
Inventories	4,063	(103)
Prepaid expenses and other current assets	(2,080)	(1,323)
Accounts payable, accruals and other changes	(5,581)	1,313

Net Cash From Operating Activities	47,524	40,472
Cash Flows For Investing Activities
Purchases of property, equipment and other non-current intangible assets	(11,092)	(12,806)
Proceeds from the sale of marketable securities	309,030	199,708
Purchases of marketable securities	(308,524)	(220,528)
Business acquisitions, net of cash acquired	(2,350)	—

Net Cash For Investing Activities	(12,936)	(33,626)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	12,658	19,213

Net Cash From Financing Activities	12,658	19,213
Effect of Foreign Exchange Rates on Cash	352	(1,333)

Net Increase In Cash and Cash Equivalents	47,598	24,726
Cash and Cash Equivalents, Beginning of Period	66,269	41,688

Cash and Cash Equivalents, End of Period	$113,867	$66,414

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended November 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2021. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2020.
Our functional currency is the U.S. dollar. We translate our
non-U.S.
operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive income (loss). Gains or losses from foreign currency transactions are included in other income (expense) on our consolidated statement of incom
e
.
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

Comprehensive Income
Comprehensive income represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of equity. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on our marketable securities.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete
and patents. Customer-based intangibles are amortized on either an accelerated or straight-line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight-line basis; intangibles are generally amortized over 5 to 25 years. We review the carrying amounts of goodwill and other non- amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.

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
Equity Compensation Plans
Share options awarded to employees, restricted stock units (RSUs) and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. For RSUs, we use the intrinsic value method to value the units. To value other equity awards, several recognized valuation models exist; none of these models can be singled out as being the best or most correct. The model applied by us can handle most of the specific features included in the options granted, which are the reason for their use. If different models were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 8.
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
2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original
maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $113,867,000 and $66,269,000 at November 30, 2020 and May 31, 2020, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.

Marketable Securities
The Company has marketable securities held by banks or broker-dealers at November 30, 2020. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive incom
e
.
Marketable Securities as of November 30, 2020 and May 31, 2020 are listed below by classification and remaining maturities.

		November 30,	May 31,
(in thousands)	Maturity	2020	2020
US Treasuries	0 - 90 days	$—	$—
	91 - 180 days	—	—
	181 days - 1 year	—	2,532
	1 - 2 years	—	—
Commercial Paper & Corporate Bonds	0 - 90 days	114,237	133,130
	91 - 180 days	132,758	73,824
	181 days - 1 year	15,978	43,231
	1 - 2 years	1,830	7,839
Certificates of Deposit	0 - 90 days	4,012	1,003
	91 - 180 days	2,260	5,184
	181 days - 1 year	4,553	6,069
	1 - 2 years	1,270	4,592

Total Marketable Securities		$276,898	$277,404

The components of marketable securities at November 30, 2020 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
US Treasuries	$—	$—	$—	$—
Commercial Paper & Corporate Bonds	264,616	338	(151)	264,803
Certificates of Deposit	12,009	86	—	12,095

Total Marketable Securities	$276,625	$424	$(151)	$276,898

The components of marketable securities at May 31, 2020 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
US Treasuries	$2,502	$30	$—	$2,532
Commercial Paper & Corporate Bonds	257,700	347	(23)	258,024
Certificates of Deposit	16,648	200	—	16,848

Total Marketable Securities	$276,850	$577	$(23)	$277,404

1
0

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

	November 30,	May 31,
(in thousands)	2020	2020
Raw materials	$45,269	$45,058
Work-in-process	6,020	6,887
Finished and purchased goods	41,240	43,108

	$92,529	$95,053

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
Topic ASC 842 requires the Company to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
asset representing its right to use the underlying asset for the lease term.
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

Supplemental balance sheet information related to operating leases was as follows:

	November 30,	May 31,
(in thousands)	2020	2020
Right of use - assets	$1,540	$1,952
Lease liabilities - current	444	1,054
Lease liabilities - non-current	1,062	913

1
1

The weighted average remaining lease term and weighted average discount rate were as follows:

	November 30, 2020	May 31, 2020
Weighted average remaining lease term	2.4 years	2.5 years
Weighted average discount rate	3.1%	3.2%
Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income. The components of lease expense were as follow
s
:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2020	2019	2020	2019
Operating leases	$440	$333	$645	$573
Short term leases	16	34	60	81

Total lease expense	$456	$367	$705	$654

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows were approximately $
643,000
and $558,000 for the six months ended November 30, 2020 and 2019, respectively. There were no non-cash
additions to
right-of-use
assets obtained from new operating lease liabilities for the six months ended November 30, 2020.
Undiscounted minimum lease payments as of November 30, 2020 were as follows (in thousands):

Amount
Years ending May 31, 2021 (1)	$444
2022	613
2023	338
2024	169
2025	44
2026 and thereafter	—
Total lease payments	1,608
Less: imputed interest	101

Total lease liabilities	$1,507

(1)	Excluding the six months ended November 30, 2020.

1
2

5. REVENUE RECOGNITION
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
The Company derives revenue from two primary sources - product revenue and service revenue.
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

1
3

Payment terms for products and services are generally 30 to 60 days.
The following table presents disaggregated revenue by major product and service categories for the three and six month periods ended November 30, 2020 and 2019:

	Three Months ended November 30,		Six Months ended November 30,
(in thousands)	2020	2019	2020	2019
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,001	$20,681	$39,016	$40,796
Bacterial & General Sanitation	11,235	11,615	21,166	21,931
Culture Media & Other	13,296	12,757	24,689	24,037
Rodenticides, Insecticides & Disinfectants	7,978	7,447	17,586	12,896
Genomics Services	5,024	4,354	9,262	8,216

	$57,534	$56,854	$111,719	$107,876
Animal Safety
Life Sciences	$1,398	$1,803	$2,723	$3,525
Veterinary Instruments & Disposables	11,974	10,486	22,349	21,822
Animal Care & Other	9,371	7,787	17,029	14,193
Rodenticides, Insecticides & Disinfectants	18,471	16,186	38,385	32,904
Genomics Services	16,252	14,687	32,120	28,907

	$57,466	$50,949	$112,606	$101,351

Total Revenues	$115,000	$107,803	$224,325	$209,227

6. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator for basic and diluted net income per share:

Net income attributable to Neogen	$15,885	$16,276	$31,745	$30,928
Denominator for basic net income per share:
Weighted average shares	53,129	52,557	53,022	52,355
Effect of dilutive stock options and RSUs	275	319	278	357

Denominator for diluted net income per share	53,404	52,876	53,300	52,712
Net income attributable to Neogen per share:
Basic	$0.30	$0.31	$0.60	$0.59

Diluted	$0.30	$0.31	$0.60	$0.59

1
4

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the three months ended November 30, 2020
Product revenues to external customers	$51,323	$41,214	$—	$92,537
Service revenues to external customers	6,211	16,252	—	22,463

Total revenues to external customers	57,534	57,466	—	115,000
Operating income (loss)	8,960	12,246	(1,961)	19,245
Total assets	226,735	228,126	390,765	845,626

As of and for the three months ended November 30, 2019
Product revenues to external customers	$51,188	$36,199	$—	$87,387
Service revenues to external customers	5,666	14,750	—	20,416

Total revenues to external customers	56,854	50,949	—	107,803
Operating income (loss)	9,556	9,729	(1,013)	18,272
Total assets	212,928	224,058	313,605	750,591

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

1
5

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the six months ended November 30, 2020
Product revenues to external customers	$99,986	$80,486	$—	$180,472
Service revenues to external customers	11,733	32,120	—	43,853

Total revenues to external customers	111,719	112,606	—	224,325
Operating income (loss)	16,923	24,411	(3,194)	38,140

As of and for the six months ended November 30, 2019
Product revenues to external customers	$97,065	$72,270	$—	$169,335
Service revenues to external customers	10,811	29,081	—	39,892

Total revenues to external customers	107,876	101,351	—	209,227
Operating income (loss)	18,690	18,029	(2,183)	34,536

(1)	Includes elimination of intersegment transactions.
The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2020	2019	2020	2019
Domestic	$69,832	$63,317	$137,156	$126,657
International	45,168	44,486	87,169	82,570

Total revenue	115,000	107,803	224,325	209,227

1
6

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
 months ended November 30, 2020 follows:

		Weighted-
		Average
(Options in thousands)	Shares	Exercise Price
Options outstanding June 1, 2020	2,162	$55.96
Granted	202	68.47
Exercised	(294)	42.04
Forfeited	(160)	57.26

Options outstanding November 30, 2020	1,910	$59.29
The weighted-average fair value per share of stock options granted during the first six months of fiscal years 2021 and 2020, estimated on the date of grant using the Black-Scholes option pricing model, was $15.41 and $15.56, respectively.The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY 2021
Risk-free interest rate	0.2%
Expected dividend yield	0.0%
Expected stock price volatility	31.3%
Expected option life	3.25 years
The company granted 59,125 restricted stock units
(RSUs)
to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan in October 2020, which vest ratably over three and five year periods. The current units have a weighted average value of $68.43 per share and will be expensed straight-line over the remaining weighted-average period of 4.72 years. On November 30, 2020 there was $3,262,000 in unamortized compensation cost related to non-vested
RSUs.
During the three and six month periods ended November 30, 2020 and 2019, the Company recorded $1,511,000 and $1,612,000 and $3,192,000 and $3,155,000, respectively, of compensation expense related to its share-based awards.
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

1
7

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

On July 31, 2020, the Company acquired the U.S. (including territories) rights to Elanco’s StandGuard
Pour-on
for horn fly and lice control in beef cattle, and related assets. This product line fits in well with Neogen’s existing agricultural insecticide portfolio and organizational capabilities. Consideration for the purchase was $2,351,000 in cash, all paid at closing. The preliminary purchase price allocation, based upon the fair value of these assets determined using the income approach, included inventory of $51,000 and intangible assets of $2,300,000 (with an estimated life of 15 years). This product line is currently being toll manufactured for the Company but is eventually expected to be manufactured at Neogen’s operation in Iowa; the sales are reported within the Animal Safety segment.
For each acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

10. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended in the second quarter to extend the expiration to November 30, 2023
. There were no advances against the line of credit during fiscal 2020 and there have been none thus far in fiscal 2021; there was no balance outstanding at November 30, 2020.
Interest on any borrowings is calculated
at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.19%
at November 30,
2020). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2020.
11. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. Neogen expenses these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at both November 30, 2020 and May 31, 2020, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities on the consolidated balance sheets. In fiscal 2019, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome of the review in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the recorded liability, with an offsetting charge to operations in the period recorded.
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
COVID-19
As we closely monitor the
COVID-19
pandemic, our top priority remains protecting the health and safety of our employees. While essential operations continue in our locations around the world, the majority of our non-manufacturing
and distribution employees continue to work remotely and travel remains restricted. Safety guidelines and procedures, including social distancing and enhanced cleaning, have been developed for on-site
employees and these policies are regularly monitored and updated by our internal Emergency Response Team.
In the second quarter of fiscal 2021, the
COVID-19
pandemic continued to impact our business operations and financial results. There has been a positive impact in sales of our Biosecurity product lines, as the pandemic has created increased demand for these products, and sales into Companion Animal markets have benefitted, as remote work and stay at home orders have driven increased pet ownership. A number of our food safety diagnostic product lines have been negatively impacted due to decreased demand in many of our customers’ businesses, particularly those serving restaurants, bars and other institutional food service markets; supply chain difficulties including vendor disruptions, border closures and shipping issues; and restricted travel, which hinders our ability to connect with customers. We expect the
COVID-19
pandemic will continue to impact our business operations and financial results through the end of our current fiscal year.

Executive Overview

•
Consolidated revenues were $115.0 million in the second quarter of fiscal 2021, an increase of 7% compared to $107.8 million in the second quarter of fiscal 2020. Organic sales growth in the second quarter of fiscal 2021 was 5%. For the six month period, consolidated revenues were $224.3 million, an increase of 7% compared to $209.2 million in the same period in the prior fiscal year. On a year to date basis, organic sales rose 5%.

•
Food Safety segment sales were $57.5 million in the second quarter of fiscal 2021, an increase of 1% compared to $56.9 million in the same period a year ago. Organic sales in this segment decreased 1% for the comparative period, with revenues from the acquisitions of Neogen Italia (January 2020), Neogen Argentina (January 2020), Neogen Uruguay (January 2020), Abtek (January 2020) and Neogen Chile (March 2020) providing the increase in revenues for the segment. For the year to date, Food Safety segment sales were $111.7 million, an increase of 4% compared to $107.9 million in the same period of the prior fiscal year; the organic sales increase was 1% for the comparative period, with the acquisitions listed above providing the additional contributions to revenue.

•
Animal Safety segment sales were $57.5 million in the second quarter of fiscal 2021, an increase of 13% compared to $50.9 million in the second quarter of fiscal 2020. Organic sales in this segment rose 11% in the second quarter, with additional contribution from the August 2020 acquisition of the StandGuard product line. For the six month period, Animal Safety segment sales were $112.6 million, an increase of 11% compared to $101.4 million in the same period a year ago. Year to date organic sales rose 10%, with revenues from the StandGuard acquisition contributing the difference.

•
International sales in the second quarter of fiscal 2021 were 39% of total sales compared to 41% of total sales in the second quarter of fiscal 2020. For the year to date, fiscal 2021 international sales were also 39% of total sales compared to 39% of total sales in the same period of the prior year.

•
Our effective tax rate in the second quarter was 17.8% compared to an effective tax rate of 15.3% in the prior year second quarter; the fiscal 2021 year to date effective tax rate was 18.9% compared to 16.1% for the same period a year ago.

•
Net income for the quarter ended November 30, 2020 was $15.9 million, or $0.30 per diluted share, compared to $16.3 million, or $0.31 per diluted share in the same period in the prior year. For the year to date, net income was $31.7 million, or $0.60 per diluted share, an increase of 3% compared to prior year to date net income of $30.9 million, or $0.59 per diluted share.

•	Cash provided from operating activities in the first six months of fiscal 2021 was $47.5 million, compared to $40.5 million in the first half of fiscal 2020.
International sales rose 2% in the second quarter of fiscal 2021 and increased 6% for the year to date, each compared to the same respective period in the prior year. Revenue changes, expressed in percentages, for the three and six month periods of fiscal 2021 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended		Six Months Ended
	November 30, 2020		November 30, 2020
	Revenue	Revenue	Revenue	Revenue
	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)
	USD	Local Currency	USD	Local Currency
U.K Operations	9%	6%	15%	12%
Brazil Operations	(22)%	4%	(11)%	19%
Neogen Latinoamerica	13%	23%	6%	18%
Neogen China	59%	51%	77%	72%
Neogen India	5%	8%	7%	12%
Neogen Canada	(17)%	(17)%	(14)%	(14)%
Neogen Australasia	81%	71%	74%	67%
Currency translations reduced comparative revenues by approximately $1.2 million in the second quarter of fiscal 2021 and $3.3 million for the year to date, both compared to the same periods a year ago, primarily due to the increased strength of the U.S. dollar relative to the Brazilian real and the Mexican peso. Combined revenues at our U.K. operations increased 9% in the second quarter, resulting from ongoing strength in biosecurity products as the
COVID-19
pandemic has continued to drive sales; the 15% year to date revenue increase was also primarily from biosecurity products as there was a large sale of hand sanitizers to the U.K. government’s health organization in the first quarter of this fiscal year.

Sales in Brazil decreased 22% in this year’s second quarter, as a large sale of insecticides in the prior year second quarter did not recur this year, and as a result of adverse currency impact due to the 25% devaluation of the real against the dollar; in local currency, sales rose 4%. For the six month period, sales at our Brazilian operations decreased 11% compared to the prior year, but increased 19% in local currency. Neogen Latinoamerica sales rose 13% for the second quarter, primarily due to increases in biosecurity products and genomics services, which offset some weakness in our food safety diagnostic kit markets caused by the
COVID-19
pandemic; this operation was also negatively impacted by currency as the revenue increase in local currency was 23%. The Neogen Australasia location benefitted from the February 2020 acquisition of a food safety distributor; the organic revenue increase at this location was 53% in the second quarter and 51% for the year to date period as this operation also recorded strong sales growth of genomics services in the bovine, companion animal and sheep markets.
Service revenue was $22.5 million in the second quarter of fiscal 2021, an increase of 10% over prior year second quarter revenues of $20.4 million. For the six month period, service revenue was $43.9 million, also an increase of 10% over prior year revenues of $39.9 million. The growth in the quarter was led by increases of genomics revenues to the U.S. companion animal market and the bovine, companion animal and sheep markets in Australia; we also had strong growth in genomics revenues in the Chinese porcine and bovine markets as that country is recovering from the
COVID-19
and African swine fever outbreaks.

Revenues

	Three Months Ended November 30,
			Increase/
(in thousands)	2020	2019	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,001	$20,681	$(680)	(3)%
Bacterial & General Sanitation	11,235	11,615	(380)	(3)%
Culture Media & Other	13,296	12,757	539	4%
Rodenticides, Insecticides & Disinfectants	7,978	7,447	531	7%
Genomics Services	5,024	4,354	670	15%

	$57,534	$56,854	$680	1%
Animal Safety
Life Sciences	$1,398	$1,803	$(405)	(22)%
Veterinary Instruments & Disposables	11,974	10,486	1,488	14%
Animal Care & Other	9,371	7,787	1,584	20%
Rodenticides, Insecticides & Disinfectants	18,471	16,186	2,285	14%
Genomics Services	16,252	14,687	1,565	11%

	$57,466	$50,949	$6,517	13%

Total Revenues	$115,000	$107,803	$7,197	7%

	Six Months Ended November 30,
			Increase/
(in thousands)	2020	2019	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$39,016	$40,796	$(1,780)	(4)%
Bacterial & General Sanitation	21,166	21,931	(765)	(3)%
Culture Media & Other	24,689	24,037	652	3%
Rodenticides, Insecticides & Disinfectants	17,586	12,896	4,690	36%
Genomics Services	9,262	8,216	1,046	13%

	$111,719	$107,876	$3,843	4%
Animal Safety
Life Sciences	$2,723	$3,525	$(802)	(23)%
Veterinary Instruments & Disposables	22,349	21,822	527	2%
Animal Care & Other	17,029	14,193	2,836	20%
Rodenticides, Insecticides & Disinfectants	38,385	32,904	5,481	17%
Genomics Services	32,120	28,907	3,213	11%

	$112,606	$101,351	$11,255	11%

Total Revenues	$224,325	$209,227	$15,098	7%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category decreased 3% and 4% for the three and six month periods ended November 30, 2020, respectively, compared to the same periods in the prior year. In the second quarter, sales of our drug residue test kits declined 27% as demand in Eastern Europe weakened and we transition from selling through an exclusive distributor to an in-house
sales team. The allergens product line increased 1% and has been negatively impacted by competitive pressure and
COVID-19,
as many of our customers have experienced production disruptions and slowdowns. Natural toxin test kit revenues were flat, primarily due to relatively clean crops during this harvest season.
Bacterial
 & General Sanitation –
Revenues in this category decreased 3% in both the second quarter and for the year to date, compared to the same periods in the prior year. In the second quarter, sales of products to detect spoilage organisms in processed foods increased 5%, resulting from sales of our new instrument which launched in the first quarter. Sales of our AccuPoint sanitation monitoring product line decreased 8%; we plan to launch a next generation of reader for this product line towards the end of the third quarter at which time there will be significant sales and marketing focus on these products. Sales of products to detect pathogens decreased 8%, primarily due to strong equipment sales in the prior year’s second quarter. For the year to date, sales of products to detect spoilage organisms increased 10%, on strong equipment sales, while sales of our AccuPoint product line decreased 7% and pathogen test kit revenues decreased 13%.
Culture Media
 & Other –
Sales in this category increased 4% in the quarter ended November 30, 2020 compared to the second quarter in the prior year; for the six month period, sales increased 3%. This category includes sales of veterinary personal protective equipment, primarily gloves, as well as hand sanitizers and sanitizing wipes; these products experienced increased demand in new markets due to shortages caused by the
COVID-19
pandemic. This category also includes sales of acquired inventory of non-Neogen
manufactured products from our new businesses in Italy and the Southern Cone countries; these sales are not expected to continue long-term. Sales of Neogen Culture Media decreased 3% and 6% for the quarter and year to date periods, respectively, primarily due to continued weakness in end demand at a number of our large U.S. customers.
Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 7% in the second quarter of fiscal 2021 compared to the same period a year ago, due primarily to continued strength in cleaners and disinfectants in China resulting from increased demand from the African swine fever outbreak in that country and the
COVID-19
pandemic; there was also a large sale of rodenticides to a distributor in Mexico. The growth in the current year second quarter was partially offset by large non-recurring
sales of insecticide products to governmental agencies in Brazil in the prior year. For the year to date, sales in this category increased 36%, as the first quarter included strong sales of hand and skin sanitizing products at our U.K. based Quat-Chem operation and a large one-time
insecticide order at our Brazil operation.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations increased 15% and 13% for the three and six month periods ended November 30, 2020, respectively. The increase for both periods was primarily from sales increases in China, due to increased testing in the pork industry, gains in beef and dairy cattle testing and project work in aquaculture.
Animal Safety
Life Sciences –
Sales in this category decreased 22% in the second quarter, compared to the same period in the prior year; for the year to date, the decrease in this product line is 23%. The decline in both periods is due primarily to lower sales of drug test kits to commercial laboratories, as they processed fewer samples due to slowdowns from the
COVID-19
pandemic.
Veterinary Instruments
 & Disposables –
Revenues in this category increased 14% for the three month period ended November 30, 2020, led by large increases in detectable needles, as we gained new customers, and syringes, resulting from increased demand in existing markets. For the year to date period sales increased 2%, due to lower demand of these products in the first quarter at our larger animal health distributors.
Animal Care
 & Other –
Sales of these products increased 20% in both the three and six month periods ended November 30, 2020, respectively. For both periods, sales of our vitamin injectables, equine supplements and joint pain products benefitted from growth in veterinary markets, as the
COVID-19
pandemic has led to an increase in pet ownership. Partially offsetting these gains was a decline in sales of dairy supplies of 57% and 41% for the quarter and year to date periods, respectively, due to the June 2020 termination of an agreement in which we distributed these types of products for a large manufacturer of dairy equipment.

Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 14% for the three month period ended November 30, 2020, led by a 24% increase in rodenticide sales into new markets as rodent pressure in certain areas of the U.S. increased significantly. Insecticide sales rose 10% in the quarter, due in part to our acquisition of the StandGuard product line from Elanco on July 31, 2020. Cleaners and disinfectants sales increased 4% as growth in hand sanitizer products in the U.S. was offset by lower sales of water treatment products and the transfer of a product line to our U.K. operation. Sales of these products for the year to date period increased 17%, as compared to a year ago, for the same reasons.
Genomics Services –
Sales in this category increased 11% in both the second quarter and the year to date periods, each compared to the prior year. The growth in both the three and six month periods was led by increases of sales to the companion animal market due to product uptake at a large U.S. customer, driven by increased pet adoptions and higher consumer spending on pets during the
COVID-19
pandemic. In the second quarter, we also benefitted from gains in beef testing in Australia, higher sales to bovine breed associations in the U.S. and the recent launch of a new high density chip for whiteleg shrimp.
Gross Margin
Gross margin was 46.3% in the second quarter of fiscal 2021 compared to 47.3% in the same quarter a year ago. The change in gross margin is the result of the shift in the proportion of overall sales from the Animal Safety segment, which have lower average gross margins than the Food Safety segment; additionally, sales increases within the Food Safety segment were from product lines, such as genomics and biosecurity products, which have lower gross margins than the diagnostic test kits sold in that segment. For the year to date, gross margin was 46.1% compared to 47.4% in the same period of the prior year, for the same reasons.
Operating Expenses
Operating expenses were $34.0 million in the second quarter, compared to $32.8 million in the same quarter of the prior year, an increase of $1.2 million, or 4%. For the six month period ended November 30, 2020, operating expenses were $65.4 million, an increase of $692,000, or 1%, compared to the prior year. Sales and marketing expenses decreased $259,000 in the second quarter, or 1%, primarily due to decreases in travel, trade shows and other customer facing activities as a result of the
COVID-19
pandemic; for the year to date, sales and marketing expenses were 4% lower than the same period last year. General and administrative expense increased $1.2 million, or 11%, in the second quarter, resulting primarily from $1 million in spending on strategic consulting, legal and other professional fees related to acquisition activity for businesses which we were not ultimately successful in acquiring. Year to date, general and administrative expenses increased 7%. Research and development expense was $4.1 million in the second quarter, an increase of $275,000, or 7%, compared to the same period in the prior year. The increase is primarily the result of outside services for continued development spending on several new products, which have either been recently launched or are expected to be launched in the second half of fiscal 2021. For the year to date, research and development expenses increased 6% over the same period last year, for the same reasons.
Operating Income
Operating income was $19.2 million in the second quarter of fiscal 2021, compared to $18.3 million in the same period of the prior year; year to date operating income was $38.1 million compared to $34.5 million in the prior year. Expressed as a percentage of sales, operating income was 16.7% for the second quarter and 17.0% for the year to date, compared to 16.9% and 16.5%, respectively, for the same periods in the prior year. The slight decline in operating margin percentage for the current fiscal year second quarter was due primarily to the decline in the gross margin percentage. For the year to date, the increased operating margin percentage is due to operating expenses which increased less than the overall gross margin.
Other Income

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(dollars in thousands)	2020	2019	2020	2019
Interest income (net of expense)	$555	$1,271	$1,277	$2,781
Foreign currency transactions	(432)	(352)	(256)	(469)
Insurance settlement	309	—	—	—
Legal settlement	(300)	—		—
Other	(42)	35	(16)	30

Total Other Income	$90	$954	$1,005	$2,342

The decrease in interest income in both the three and six month periods of fiscal 2021 compared to the same periods a year ago was the result of a significant reduction in rates earned on marketable securities balances. Other expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Income Tax Expense
Income tax expense in the second quarter of fiscal 2021 was $3.5 million, an effective tax rate of 17.8%, compared to $3.0 million, an effective tax rate of 15.3%, in the same period of the prior year. For the year to date, income tax expense was $7.4 million, an effective rate of 18.9%, in fiscal 2021 and $6.0 million, an effective rate of 16.1%, in fiscal 2020. For each period, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $1,060,000 in the second quarter of fiscal 2021 compared to $1,204,000 in the second quarter of the prior year. For the year to date, the benefit was $1,481,000 in fiscal 2021 compared to $1,973,000 in fiscal 2020. The increase in the effective tax rate for both the second quarter and year to date periods is the result of lower benefit from stock option exercises, increased taxes at international operations and a lower projected U.S. deduction in fiscal 2021 relating to foreign derived income.
Net Income
Net income was $15.9 million in the second quarter of fiscal 2021, compared to $16.3 million in the same period in the prior year. The decline in earnings for this year’s second quarter was the result of the increase in the effective tax rate. For the year to date, net income increased 3% from $30.9 million to $31.7 million; six month net income in fiscal 2021 was also negatively impacted by a higher effective tax rate.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $390.8 million at November 30, 2020, compared to $343.7 million at May 31, 2020. Approximately $47.5 million was generated from operations during the first six months of fiscal 2021. Net cash proceeds of $12.7 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first six months of fiscal 2021. We spent $11.1 million for property, equipment and other non-current
assets in the first half of fiscal 2021.
Net accounts receivable balances were $79.9 million at November 30, 2020, a decrease of $4.8 million, compared to $84.7 million at May 31, 2020. Days sales outstanding, a measurement of the time it takes to collect receivables, were 61 days at November 30, 2020, compared to 68 days at May 31, 2020 and 65 days at November 30, 2019. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, we have not experienced an appreciable increase in bad debt write offs. We did provide an additional $100,000 at May 31, 2020 in our allowance for bad debts to account for potential write offs related to
COVID-19;
we will continue to actively manage our customer accounts and adjust the allowance account as circumstances change.
Net inventory was $92.5 million at November 30, 2020, a decrease of $2.6 million, compared to a May 31, 2020 balance of $95.1 million. We increased inventory levels in fiscal 2020 to ensure we have adequate supplies of critical raw and finished products in the event our supply chain is adversely impacted by the
COVID-19
pandemic and Brexit, however we have programs in place to lower inventory levels in areas where it will not adversely affect customers.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at November 30, 2020, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

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
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to legal and other proceedings in the normal course of business. In the opinion of management, the outcomes of these matters are not expected to have a material effect on the Company’s future results of operations or financial position.
I
tem
 6. Exhibits
(a) Exhibit Index

3	Articles of Incorporation, as restated (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q filed on December 28, 2018)

10.1	Amended and Restated Credit Agreement dated as of November 30, 2016 between Registrant and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.A of the Registrant’s Form 8-K filed on December 7, 2016)

10.2	First Amendment to Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JP Morgan Chase N.A. (incorporated by reference to Exhibit 10.A of the Registrant’s Form 8-K filed on December 6, 2018)

10.3	Second Amendment to Amended and Restated Credit Agreement dated as of November 30, 2020 between Registrant and JP Morgan Chase N.A. (incorporated by reference to Exhibit 10.A of the Registrant’s Form 8-K filed on December 17, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: December 29, 2020

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: December 29, 2020

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

29