Form 10-Q
period 2021-02-28
NEOGEN CORP
filed 2021-03-31
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021.
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
of the Exchange Act):    YES ☐    NO ☒
As of February 28, 2021 there were 53,511,262 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	February 28,	May 31,
	2021	2020
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$73,482	$66,269
Marketable securities	279,865	277,404
Accounts receivable, net of allowance of $1,400 and $1,350 at February 28, 2021 and May 31, 2020, respectively	87,241	84,681
Inventories	99,267	95,053
Prepaid expenses and other current assets	15,449	13,999

Total Current Assets	555,304	537,406
Net Property and Equipment	97,981	78,671
Other Assets
Right of use assets	1,269	1,952
Goodwill	133,029	110,340
Other non-amortizable intangible assets	15,441	15,217
Amortizable intangible and other assets, net of accumulated amortization of $50,998 and $44,690 at February 28, 2021 and May 31, 2020, respectively	77,192	53,596

Total Assets	$880,216	$797,182

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$23,257	$25,650
Accrued compensation	7,928	7,735
Income taxes	—	1,456
Other accruals	14,757	13,648

Total Current Liabilities	45,942	48,489
Deferred Income Taxes	21,276	18,125
Other Non-Current Liabilities	5,315	5,391

Total Liabilities	72,533	72,005
Commitments and Contingencies (note 11)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 53,511,262 and 52,945,841 shares issued and outstanding at February 28, 2021 and May 31, 2020, respectively	8,562	8,471
Additional paid-in capital	290,118	257,693
Accumulated other comprehensive loss	(14,841)	(19,709)
Retained earnings	523,844	478,722

Total Stockholders’ Equity	807,683	725,177

Total Liabilities and Stockholders’ Equity	$880,216	$797,182

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Revenues
Product revenues	$92,816	$77,736	$273,288	$247,071
Service revenues	23,893	22,133	67,746	62,025

Total Revenues	116,709	99,869	341,034	309,096
Cost of Revenues
Cost of product revenues	49,466	41,068	145,336	128,658
Cost of service revenues	13,394	13,471	38,333	35,888

Total Cost of Revenues	62,860	54,539	183,669	164,546

Gross Margin	53,849	45,330	157,365	144,550
Operating Expenses
Sales and marketing	18,693	17,675	52,938	53,206
General and administrative	15,146	10,789	38,343	32,473
Research and development	4,236	3,823	12,170	11,292

Total Operating Expenses	38,075	32,287	103,451	96,971

Operating Income	15,774	13,043	53,914	47,579
Other Income (Expense)
Interest income	294	1,600	1,571	4,381
Other expense	(91)	(393)	(363)	(832)

Total Other Income	203	1,207	1,208	3,549

Income Before Taxes	15,977	14,250	55,122	51,128
Provision for Income Taxes	2,600	2,050	10,000	8,000

Net Income	$13,377	$12,200	$45,122	$43,128

Net Income Per Share
Basic	$0.25	$0.23	$0.85	$0.82

Diluted	$0.25	$0.23	$0.85	$0.82

Weighted Average Shares Outstanding
Basic	53,413	52,795	53,132	52,463
Diluted	53,695	53,048	53,384	52,783
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
	2021	2020	2021	2020
Net income	$13,377	$12,200	$45,122	$43,128
Other comprehensive income (loss), net of tax: foreign currency translations	360	(1,761)	5,419	(2,452)
Other comprehensive income (loss), net of tax: unrealized gain (loss) on marketable securities	(115)	172	(552)	585

Total comprehensive income	$13,622	$10,611	$49,989	$41,261

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at June 1, 2020	52,946	$8,471	$257,693	$(19,709)	$478,722	$725,177
Exercise of options and share-based compensation plan	86	14	5,825	—	—	5,839
Issuance of shares under employee stock purchase plan	9	2	666	—	—	668
Net income for the three months ended August 31, 2020	—	—	—	—	15,860	15,860
Other comprehensive income for the three months ended August 31, 2020	—	—	—	4,002	—	4,002

Balance at August 31, 2020	53,041	$8,487	$264,184	$(15,707)	$494,582	$751,546
Exercise of options and share-based compensation plan	203	32	9,311	—	—	9,343
Net income for the three months ended November 30, 2020	—	—	—	—	15,885	15,885
Other comprehensive income for the three months ended November 30, 2020	—	—	—	621	—	621

Balance at November 30, 2020	53,244	$8,519	$273,495	$(15,086)	$510,467	$777,395
Exercise of options and share-based compensation plan	193	31	10,999	—	—	11,030
Issuance of shares under employee stock purchase plan	10	2	718	—	—	720
Issuance of shares for Megazyme acquisition	64	10	4,906	—	—	4,916
Net income for the three months ended February 28, 2021	—	—	—	—	13,377	13,377
Other comprehensive income for the three months ended February 28, 2021	—	—	—	245	—	245

Balance at February 28, 2021	53,511	$8,562	$290,118	$(14,841)	$523,844	$807,683

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at June 1, 2019	52,217	$8,355	$221,937	$(11,640)	$419,247	$637,899
Exercise of options and share-based compensation plan	196	30	9,683	—	—	9,713
Issuance of shares under employee stock purchase plan	10	2	536	—	—	538
Net income for the three months ended August 31, 2019	—	—	—	—	14,652	14,652
Other comprehensive loss for the three months ended August 31, 2019	—	—	—	(2,496)	—	(2,496)

Balance at August 31, 2019	52,423	$8,387	$232,156	$(14,136)	$433,899	$660,306
Exercise of options and share-based compensation plan	288	47	12,070	—	—	12,117
Net income for the three months ended November 30, 2019	—	—	—	—	16,276	16,276
Other comprehensive income for the three months ended November 30, 2019	—	—	—	2,218	—	2,218

Balance at November 30, 2019	52,711	$8,434	$244,226	$(11,918)	$450,175	$690,917
Exercise of options and share-based compensation plan	188	31	9,705	—	—	9,736
Issuance of shares under employee stock purchase plan	12	1	606	—	—	607
Net income for the three months ended February 29, 2020	—	—	—	—	12,200	12,200
Other comprehensive loss for the three months ended February 29, 2020	—	—	—	(1,589)	—	(1,589)

Balance at February 29, 2020	52,911	$8,466	$254,537	$(13,507)	$462,375	$711,871

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	February 28/29,
	2021	2020
Cash Flows From Operating Activities
Net Income	$45,122	$43,128
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,107	13,542
Share-based compensation	4,773	4,795
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	1,019	3,841
Inventories	3,328	(2,238)
Prepaid expenses and other current assets	(1,908)	(3,119)
Accounts payable, accruals and other changes	(8,321)	301

Net Cash From Operating Activities	59,120	60,250
Cash Flows For Investing Activities
Purchases of property, equipment and other non-current intangible assets	(19,393)	(16,322)
Proceeds from the sale of marketable securities	602,233	300,448
Purchases of marketable securities	(604,694)	(351,002)
Business acquisitions, net of cash acquired	(52,000)	(9,701)

Net Cash For Investing Activities	(73,854)	(76,577)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	22,801	27,915

Net Cash From Financing Activities	22,801	27,915
Effect of Foreign Exchange Rates on Cash	(854)	(2,502)

Net Increase In Cash and Cash Equivalents	7,213	9,086
Cash and Cash Equivalents, Beginning of Period	66,269	41,688

Cash and Cash Equivalents, End of Period	$73,482	$50,774

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended February 28, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2021. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
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
Financial Instruments - Credit Losses
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
Accounts Receivable Allowance
Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends, current conditions and other information. Collateral or other security is generally not required for accounts receivable. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts.
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
Equity Compensation Plans
Share options awarded to employees, restricted stock units (RSUs) and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for inputs such as interest rates, expected dividends, an estimate of award forfeitures, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. For RSUs, we use the intrinsic value method to value the units. To value other equity awards, several recognized valuation models exist; none of these models can be singled out as being the best or most correct. The model applied by us can handle most of the specific features included in the options granted, which are the reason for their use. If different models were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 8.
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
2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $73,482,000 and $66,269,000 at February 28, 2021 and May 31, 2020, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at February 28, 2021. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.

Marketable Securities as of February 28, 2021 and May 31, 2020 are listed below by classification and remaining maturities.

(in thousands)	Maturity	February 28, 2021	May 31, 2020
US Treasuries	0 - 90 days	$—	$—
	91 - 180 days	—	—
	181 days - 1 year	—	2,532
	1 - 2 years	—	—
Commercial Paper & Corporate Bonds	0 - 90 days	158,183	133,130
	91 - 180 days	81,850	73,824
	181 days - 1 year	30,189	43,231
	1 - 2 years	1,310	7,839
Certificates of Deposit	0 - 90 days	1,253	1,003
	91 - 180 days	3,550	5,184
	181 days -1 year	3,277	6,069
	1 - 2 years	253	4,592

Total Marketable Securities		$279,865	$277,404

The components of marketable securities at February 28, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries	$—	$—	$—	$—
Commercial Paper & Corporate Bonds	271,600	185	(253)	271,532
Certificates of Deposit	8,284	49	—	8,333

Total Marketable Securities	$279,884	$234	$(253)	$279,865

The components of marketable securities at May 31, 2020 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries	$2,502	$30	$—	$2,532
Commercial Paper & Corporate Bonds	257,700	347	(23)	258,024
Certificates of Deposit	16,648	200	—	16,848

Total Marketable Securities	$276,850	$577	$(23)	$277,404

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

(in thousands)	February 28, 2021	May 31, 2020
Raw materials	$46,423	$45,058
Work-in-process	7,408	6,887
Finished and purchased goods	45,436	43,108

	$99,267	$95,053

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

Supplemental balance sheet information related to operating leases was as follows:

(in thousands)	February 28, 2021	May 31, 2020
Right of use - assets	$1,269	$1,952
Lease liabilities - current	131	1,054
Lease liabilities - non-current	1,089	913
The weighted average remaining lease term and weighted average discount rate were as follows:

	February 28, 2021	May 31, 2020
Weighted average remaining lease term	2.4 years	2.5 years
Weighted average discount rate	3.0%	3.2%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income. The components of lease expense were as follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
(in thousands)	2021	2020	2021	2020
Operating leases	$372	$316	$1,017	$889
Short term leases	17	25	76	106

Total lease expense	$389	$341	$1,093	$995

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows were approximately $946,000 and $868,000 for the nine months ended February 28, 2021 and February 29, 2020, respectively. There were no non-cash
additions to
right-of-use
assets obtained from new operating lease liabilities for the nine months ended February 28, 2021.
Undiscounted minimum lease payments as of February 28, 2021 were as follows:

Amount
Years ending May 31, 2021 (1)	$133
2022	601
2023	347
2024	176
2025	47
2026 and thereafter	—

Total lease payments	1,304
Less: imputed interest	84

Total lease liabilities	$1,220

(1)	Excluding the nine months ended February 28, 2021.
5. REVENUE RECOGNITION
The Company determines the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Payment terms for products and services are generally

30 to 60 days.

The following table presents disaggregated revenue by major product and service categories for the three and nine month periods ended February 28, 2021 and February 29, 2020:

	Three Months ended February 28/29,		Nine Months ended February 28/29,
(in thousands)	2021	2020	2021	2020
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,255	$17,154	$57,271	$57,950
Bacterial & General Sanitation	10,333	9,413	31,499	31,345
Culture Media & Other	14,888	11,222	39,577	35,259
Rodenticides, Insecticides & Disinfectants	9,644	7,964	27,230	20,859
Genomics Services	5,304	4,745	14,566	12,961

	$58,424	$50,498	$170,143	$158,374
Animal Safety
Life Sciences	$1,399	$1,376	$4,122	$4,901
Veterinary Instruments & Disposables	12,494	10,799	34,843	32,621
Animal Care & Other	8,873	6,667	25,902	20,859
Rodenticides, Insecticides & Disinfectants	18,085	14,558	56,470	47,462
Genomics Services	17,434	15,971	49,554	44,879

	$58,285	$49,371	$170,891	$150,722

Total Revenues	$116,709	$99,869	$341,034	$309,096

6. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$13,377	$12,200	$45,122	$43,128
Denominator for basic net income per share:
Weighted average shares	53,413	52,795	53,132	52,463
Effect of dilutive stock options and RSUs	282	253	252	320

Denominator for diluted net income per share	53,695	53,048	53,384	52,783
Net income attributable to Neogen per share:
Basic	$0.25	$0.23	$0.85	$0.82

Diluted	$0.25	$0.23	$0.85	$0.82

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
Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. With the acquisition of Cell BioSciences on February 28, 2020, this operation has expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and report through the Animal Safety segment.
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and for the three months ended February 28, 2021
Product revenues to external customers	$51,965	$40,851	$—	$92,816
Service revenues to external customers	6,459	17,434	—	23,893

Total revenues to external customers	58,424	58,285	—	116,709
Operating income (loss)	7,911	11,657	(3,794)	15,774
Total assets	287,690	239,179	353,347	880,216
As of and for the three months ended February 29, 2020
Product revenues to external customers	$44,450	$33,286	$—	$77,736
Service revenues to external customers	6,048	16,085	—	22,133

Total revenues to external customers	50,498	49,371	—	99,869
Operating income (loss)	5,881	8,492	(1,330)	13,043
Total assets	226,077	219,501	327,923	773,501

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and for the nine months ended February 28, 2021
Product revenues to external customers	$151,951	$121,337	$—	$273,288
Service revenues to external customers	18,192	49,554	—	67,746

Total revenues to external customers	170,143	170,891	—	341,034
Operating income (loss)	24,834	36,068	(6,988)	53,914
As of and for the nine months ended February 29, 2020
Product revenues to external customers	$141,516	$105,555	$—	$247,071
Service revenues to external customers	16,858	45,167	—	62,025

Total revenues to external customers	158,374	150,722	—	309,096
Operating income (loss)	24,571	26,521	(3,513)	47,579

(1)	Includes elimination of intersegment transactions.
The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended February 28/29,		Nine months ended February 28/29,
(in thousands)	2021	2020	2021	2020
Domestic	$70,387	$59,762	$207,544	$186,887
International	46,322	40,107	133,490	122,209

Total revenue	116,709	99,869	341,034	309,096

8. EQUITY COMPENSATION PLANS
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the nine months ended February 28, 2021 follows:

(Options in thousands)	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2020	2,162	$55.96
Granted	261	68.47
Exercised	(491)	44.91
Forfeited	(179)	57.58

Options outstanding February 28, 2021	1,753	$58.41
The weighted-average fair value per share of stock options granted during the first nine months of fiscal years 2021 and 2020, estimated on the date of grant using the Black-Scholes option pricing model, was $15.41 and $15.56, respectively.

The fair value of stock options granted was estimated using the following weighted-average assumptions.

FY2021
Risk-free interest rate	0.2%
Expected dividend yield	0.0%
Expected stock price volatility	31.3%
Expected option life	3.25 years
The Company granted 59,125 restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan in October 2020, which vest ratably over three and five year periods.
R
SU
s have a weighted average value of $68.43 per share and will be expensed straight-line over the remaining weighted-average period of 4.49 years. On February 28, 2021 there was $3,144,000 in unamortized compensation cost related to non-vested
RSUs.
During the three and nine month periods ended February 28, 2021 and February 29, 2020, the Company recorded $1,581,000 and $1,640,000 and $4,773,000 and $4,795,000, respectively, of compensation expense related to its share-based awards.
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

5-
10

years) and the remainder to goodwill

(non-deductible

for tax purposes). These values are Level 3 fair value measurements. In February 2021, the former owner was paid $530,000 of contingent consideration based on the achievement of sales targets; the remaining $110,000 accrued but not earned
was
recorded
as a gain in Other Income in the third quarter of fiscal 2021. This operation continues to operate from its current location in Buenos Aires, Argentina, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.

On January 1, 2020, the Company acquired all of the stock of Productos Quimicos Magiar, a distributor
of Neogen’s Food Safety products for the past 20 years, located in Uruguay. This acquisition gives Neogen a direct sales presence in Uruguay. Consideration for the purchase was $1,488,000 in net cash, with $1,278,000 paid at closing and $210,000 payable to the former owner on January 1, 2022, and up to $241,000 in contingent consideration, payable in one year, based upon an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $280,000, inventory of $174,000, machinery and equipment of $16,000, other current assets of $68,000, accounts payable of $204,000, other current liabilities of $11,000, contingent consideration accrual of $159,000, non-current

deferred tax liabilities of $99,000, intangible assets of $398,000 (with an estimated life of

5-10

years) and the remainder to goodwill

(non-deductible

for tax purposes). These values are Level 3 fair value measurements. In February 2021, the former owner was paid $158,000 of contingent consideration based on the achievement of sales targets; the remaining $1,000 accrued but no
t earned
was recorded as a gain in Other Income in the third quarter of fiscal 2021. This operation continues to operate from its current location in Montevideo, Uruguay, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.
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
operation.
On January 31, 2020, the Company acquired all of the stock of Abtek Biologicals Limited, a manufacturer
and supplier of culture media supplements and microbiology technologies. This acquisition enhances the Company’s culture media product line offering for the worldwide industrial microbiology markets. Consideration for the purchase was $1,401,000 in net cash, with $1,282,000 paid at closing and $119,000 payable to the former owner on January 31, 2021. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $135,000, inventory of $207,000, machinery and equipment of $105,000, prepayments of $6,000, accounts payable of $118,000, other current liabilities of $34,000, non-current

deferred tax liabilities of $92,000, intangible assets of $484,000 (with an estimated life of

5-10

years) and the remainder to goodwill

(non-deductible

for tax purposes). These values are Level 3 fair value measurements. The final $119,000 owed was paid to the former owner in January 2021. This manufacturing operation continues to operate from its current location in Liverpool, England, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
On February 28, 2020, the Company acquired the assets of Cell BioSciences, an Australian distributor of food safety and industrial microbiology products. This acquisition gives Neogen a direct sales presence across Australasia for its entire product portfolio. Consideration for the purchase was $3,768,000 in cash, with $3,596,000 paid at closing and $172,000 payable in one year. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included inventory of $420,000, unearned revenue liability of $13,000, intangible assets of $1,338,000 (with an estimated life of 3 to 10 years) and the remainder to goodwill

(non-deductible

for tax purposes). These values are Level 3 fair value measurements. The final $172,000 owed was paid t
o
 the former owner in March 2021. The business operates in Gatton, Australia, reporting within the Australian operations in the Animal Safety segment.
On March 26, 2020, the Company acquired the assets of Chile-based Magiar Chilena, a distributor of food
,
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
On December 30, 2020, the Company acquired all of the stock of Megazyme, Ltd, an Ireland-based company, and its wholly owned U.S. subsidiary, Megazyme, Inc. Megazyme is a manufacturer and supplier of diagnostic assay kits and enzymes to measure dietary fiber, complex carbohydrates and enzymes in food and beverages as well as animal feeds. This acquisition will allow Neogen to expand its commercial relationships across food, feed and beverage companies, and provide additional food quality diagnostic products to commercial labs and food science research institutions. Consideration for the purchase was net cash of $39.8 million paid at closing, $8.6 million of cash payable in two installments in two and four years, $4.9 million of stock issued at closing, and up to $2.5 million of contingent consideration, payable in two installments over the next year, based upon an excess net sales formula. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,339,000, inventory of $5,619,000, net property, plant and equipment of $12,141,000, prepayments of $69,000, accounts payable of $4,000, other current liabilities of $2,405,000, contingent consideration accrual of $2,458,000, non-current
deferred tax liabilities of $2,389,000, intangible assets of $19,461,000 (with an estimated life of
5-10
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. In February 2021, the former owner was paid $1,229,000 for the first installment of contingent consideration, based upon the achievement of sales targets. The Irish company continues to operate from its current location in Bray, Ireland, reporting within the Food Safety segment and is managed through Neogen’s Scotland operation. The U.S. company’s business is managed by our Lansing-based Food Safety team.
For each acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.
10. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended in the second quarter to extend the expiration to November 30, 2023. There were no advances against the line of credit during fiscal 2020 and there have been none thus far in fiscal 2021; there was no balance outstanding at February 28, 2021. Interest on any borrowings is calculated at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.12% at February 28, 2021). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2021.
11. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. Neogen expenses these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated liability for these costs was $916,000 at both February 28, 2021 and May 31, 2020, measured on an undiscounted basis over an estimated period of 15 years; $100,000 of the liability is recorded within current liabilities and the remainder is recorded within other non-current
liabilities on the consolidated balance sheets. In fiscal 2019, the Company performed an updated Corrective Measures Study (CMS) on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. At this time, the outcome of the review in terms of approach and future costs is unknown, but a change in the current remediation strategy, depending on the alternative selected, could require an increase in the recorded liability, with an offsetting charge to operations in the period recorded.
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
In the third quarter of fiscal 2021, the
COVID-19
pandemic continued to impact our business operations and financial results. There has been a positive impact in sales of our biosecurity product lines, as the pandemic has created increased demand for these products, and sales into companion animal markets have benefitted, as remote work and stay at home orders have driven increased pet ownership. A number of our food safety diagnostic product lines have been negatively impacted due to decreased demand in many of our customers’ businesses, particularly those serving restaurants, bars and other institutional food service markets; supply chain difficulties including vendor disruptions, border closures and shipping issues; and restricted travel, which hinders our ability to connect with customers. During the current fiscal year, we have incurred less expense for travel, meals, trade shows and some other customer-facing marketing activities; higher spend on shipping and personal protective equipment has somewhat offset these savings. We expect the
COVID-19
pandemic will continue to impact our business operations and financial results through at least
the end of our current fiscal year.

Executive Overview

•
Consolidated revenues were $116.7 million in the third quarter of fiscal 2021, an increase of 17% compared to $99.9 million in the third quarter of fiscal 2020. Organic sales growth in the third quarter of fiscal 2021 was 13%. For the nine month period, consolidated revenues were $341.0 million, an increase of 10% compared to $309.1 million in the same period in the prior fiscal year. On a year to date basis, organic sales rose 8%.

•
Food Safety segment sales were $58.4 million in the third quarter of fiscal 2021, an increase of 16% compared to $50.5 million in the same period a year ago. Organic sales in this segment increased 11% for the comparative period, with revenues from the acquisitions of Neogen Italia (January 2020), Neogen Argentina (January 2020), Neogen Uruguay (January 2020), Abtek (January 2020), Neogen Chile (March 2020) and Megazyme (December 2020) providing the remainder of the increase in revenues for the segment. For the year to date, Food Safety segment sales were $170.1 million, an increase of 7% compared to $158.4 million in the same period of the prior fiscal year; the organic sales increase was 4% for the comparative period, with the acquisitions listed above providing the additional contributions to revenue.

•
Animal Safety segment sales were $58.3 million in the third quarter of fiscal 2021, an increase of 18% compared to $49.4 million in the third quarter of fiscal 2020. Organic sales in this segment rose 16% in the third quarter, with additional contribution from the August 2020 acquisition of the StandGuard product line. For the nine month period, Animal Safety segment sales were $170.9 million, an increase of 13% compared to $150.7 million in the same period a year ago. Year to date organic sales rose 12%, with revenues from the StandGuard acquisition contributing the difference.

•
International sales in the third quarter of fiscal 2021 were 40% of total sales compared to 40% of total sales in the third quarter of fiscal 2020. For the year to date, fiscal 2021 international sales were 39% of total sales compared to 40% of total sales in the same period of the prior year.

•
Our effective tax rate in the third quarter was 16.3% compared to an effective tax rate of 14.4% in the prior year third quarter; the fiscal 2021 year to date effective tax rate was 18.1% compared to 15.6% for the same period a year ago.

•
Net income for the quarter ended February 28, 2021 was $13.4 million, or $0.25 per diluted share, compared to $12.2 million, or $0.23 per diluted share in the same period in the prior year. For the year to date, net income was $45.1 million, an increase of 5% compared to prior year to date net income of $43.1 million. Earnings per fully diluted share for the year to date was $0.85 compared to $0.82 per diluted share for the same period in the prior year.

•	Cash provided from operating activities in the first nine months of fiscal 2021 was $57.9 million, compared to $60.3 million in the same period of fiscal 2020.

International sales were $46.3 million in the third quarter of fiscal 2021, an increase of 15% compared to the same period a year ago; for the year to date, international sales were $133.5 million, an increase of 9% compared to the same period in the prior year. For the current quarter, strength in genomics services and biosecurity products in China and genomics services in Australia drove the increase, slightly offset by a net negative currency impact of approximately $150,000. The rate of growth in our international revenues in the current fiscal year to date has been adversely impacted by currency devaluations in a number of the countries in which we operate and lower sales of our drug residue test kits by our largest European distributor. Revenue changes, denominated in both the U.S. dollar and as reported in the local currency, for the three and nine month periods of fiscal 2021 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended		Nine Months Ended
	February 28, 2021,		February 28, 2021,
	Revenue	Revenue	Revenue	Revenue
	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)
	USD	Local Currency	USD	Local Currency
UK Companies	9%	4%	13%	9%
Brazil Operations	(11)%	12%	(11)%	17%
Neogen Latinoamerica	7%	14%	6%	17%
Neogen China	125%	109%	97%	88%
Neogen India	(6)%	(3)%	2%	7%
Neogen Canada	38%	33%	2%	1%
Neogen Australasia	95%	73%	81%	69%
Currency translations reduced comparative revenues by approximately $150,000 in the third quarter of fiscal 2021 compared to the same period last year, as continued weakness in the Brazilian real and the Mexican peso relative to the U.S. dollar were almost entirely offset by recovery of the euro and pound. For the year to date, comparative revenues were $3.4 million lower due to currency translations, due entirely to the devaluation of the Brazilian real and the Mexican peso relative to the U.S. dollar, somewhat offset by the strengthening of the euro and pound, and to a lesser extent, the Chinese yuan and the Australian dollar. Combined revenues at our U.K. operations increased 4% in local currency in the third quarter, as lower economic activity caused by the
COVID-19
pandemic resulted in sluggish sales performance across the organization; after adjusting for the increased strength of the euro and pound, revenues rose 9% in U.S. dollars. For the year to date, the 9% revenue increase in local currency was primarily from biosecurity products, the result of a large sale of hand sanitizer to the U.K. government’s health organization in the first quarter of this fiscal year; in U.S. dollars, the increase was 13%.
Sales in Brazil increased 12% in local currency in this year’s third quarter, the result of 10% growth in food safety diagnostic test kits and genomics revenues, and a 17% increase in insecticides due to delivery on a large tender order. For the nine month period, sales at our Brazilian operations increased 17% compared to the prior year on the strength of a 29% increase in sales of insecticides; after adjusting for the currency devaluation, revenues declined 11% in U.S. dollars. Neogen Latinoamerica sales rose 14% for the third quarter in local currency, primarily due to increases in biosecurity products and food safety diagnostic kit sales; after adjusting for devaluation of the peso, the revenue increase was 7% in U.S. dollars. Neogen China’s revenues approximately doubled for both the three and nine month periods, due to increased demand of biosecurity products and genomics services. The Neogen Australasia location benefited in both the comparative quarter and year to date periods from the February 2020 acquisition of a food safety distributor; the organic revenue increase at this location was 64% in the third quarter and 55% for the year to date period as this operation also recorded strong sales growth of genomics services in the bovine, companion animal and sheep markets.
Service revenue was $23.9 million in the third quarter of fiscal 2021, an increase of 8% over prior year third quarter revenues of $22.1 million. For the nine month period, service revenue was $67.7 million, an increase of 9% over prior year revenues of $62.0 million. The growth in each comparative period was led by increases of genomics revenues in the bovine, companion animal and sheep markets in Australia and strong growth in genomics revenues in the Chinese porcine and bovine markets as the country recovers from the
COVID-19
and African swine fever outbreaks. Additionally, for the year to date period, genomics testing in the domestic bovine and companion animal veterinary markets contributed to the growth.

Revenues

	Three Months Ended February 28/29,
			Increase/
(in thousands)	2021	2020	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$18,255	$17,154	$1,101	6%
Bacterial & General Sanitation	10,333	9,413	920	10%
Culture Media & Other	14,888	11,222	3,666	33%
Rodenticides, Insecticides & Disinfectants	9,644	7,964	1,680	21%
Genomics Services	5,304	4,745	559	12%

	$58,424	$50,498	$7,926	16%
Animal Safety
Life Sciences	$1,399	$1,376	$23	2%
Veterinary Instruments & Disposables	12,494	10,799	1,695	16%
Animal Care & Other	8,873	6,667	2,206	33%
Rodenticides, Insecticides & Disinfectants	18,085	14,558	3,527	24%
Genomics Services	17,434	15,971	1,463	9%

	$58,285	$49,371	$8,914	18%

Total Revenues	$116,709	$99,869	$16,840	17%

	Nine Months Ended February 28/29,
			Increase/
(in thousands)	2021	2020	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$57,271	$57,950	$(679)	(1)%
Bacterial & General Sanitation	31,499	31,345	154	0%
Culture Media & Other	39,577	35,259	4,318	12%
Rodenticides, Insecticides & Disinfectants	27,230	20,859	6,371	31%
Genomics Services	14,566	12,961	1,605	12%

	$170,143	$158,374	$11,769	7%
Animal Safety
Life Sciences	$4,122	$4,901	$(779)	(16)%
Veterinary Instruments & Disposables	34,843	32,621	2,222	7%
Animal Care & Other	25,902	20,859	5,043	24%
Rodenticides, Insecticides & Disinfectants	56,470	47,462	9,008	19%
Genomics Services	49,554	44,879	4,675	10%

	$170,891	$150,722	$20,169	13%

Total Revenues	$341,034	$309,096	$31,938	10%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category increased 6% for the three month period ended February 28, 2021 and decreased 1% for the year to date, each compared to the same periods in the prior year. In the third quarter, sales of natural toxins increased 14% as recent pet food recalls in the U.S. have driven demand for increased testing. The allergens product line increased 3% while drug residues sales decreased 10%, as we work to recover lost business with our in-house
sales team, which replaced an exclusive European distributor approximately a year ago. The 1% decline on a year to date basis is due to lower sales of drug residue test kits in the first half of our fiscal year; additionally, natural toxins sales were flat in the first six months of the year due to relatively clean crops during harvest season.
Bacterial
 & General Sanitation –
Revenues in this category increased 10% in the third quarter and were flat for the year to date, both compared to the same periods in the prior year. In the third quarter, sales of products to detect spoilage organisms in processed foods increased 19%, resulting from sales of our new instrument (Soleris NG), which launched in the first quarter, and increased consumables sales from new instrument placements. Sales of our AccuPoint sanitation monitoring product line increased 5%; we plan to launch a next generation of reader for this product line in the fourth quarter at which time there will be significant sales and marketing focus on these products. Sales of products to detect pathogens increased 8%, as we continue to gain new business with sales of our
Listeria
Right Now test kit. For the year to date, strong sales of our Soleris NG instrument and the associated consumables were offset by a small decline in sales of our AccuPoint product line and a 7% decrease in pathogen sales, primarily due to high equipment sales in the second quarter of the prior fiscal year.
Culture Media
 & Other –
Sales in this category increased 33% in the quarter ended February 28, 2021 compared to the third quarter in the prior year; for the nine month period, sales increased 12%. Excluding sales from the December acquisition of Megazyme, sales in this category increased 16% and 7% for the three and nine month periods, respectively. This category includes sales of personal protective equipment, primarily gloves, as well as hand sanitizers and sanitizing wipes; these products experienced short-term increased demand in new markets due to shortages caused by the
COVID-19
pandemic which is not expected to recur. This category also includes sales of acquired inventory of non-Neogen
manufactured products from our new businesses in Italy and the South American southern cone countries; these sales are not expected to continue long-term. Sales of Neogen Culture Media increased 11% in the third quarter as we gained new business from a
COVID-19
vaccine manufacturer; for the year to date period, culture media sales were flat.
Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 21% in the third quarter of fiscal 2021 compared to the same period a year ago, due primarily to continued strength in cleaners and disinfectant sales in China resulting from increased demand due to the African swine fever outbreak in that country and the
COVID-19
pandemic. For the year to date, sales in this category increased 31%, as the first quarter also included strong sales of hand and skin sanitizing products at our U.K. based Quat-Chem operation.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations increased 12% for both the three and nine month periods ended February 28, 2021. The increase for both periods was primarily from sales increases in China, due to increased testing in the pork industry, gains in beef and dairy cattle testing and project work in aquaculture.
Animal Safety
Life Sciences –
Sales in this category increased 2% in the third quarter, compared to the same period in the prior year, but was down 16% for the year to date. The increase for the third quarter is due to increased sales of reagents and substrates; for the year to date, sales of forensic kits to commercial laboratories declined as the labs processed fewer samples due to slowdowns resulting from the
COVID-19
pandemic.
Veterinary Instruments
 & Disposables –
Revenues in this category increased 16% and 7% for the three and nine month periods ended February 28, 2021, respectively, led by large increases in detectable needles and syringes, as we gained new customers and benefitted from increased demand resulting from higher numbers of production animals in existing markets. In the third quarter, sales of disposable gloves increased significantly, as these products had previously been on backorder.
Animal Care
 & Other –
Sales of these products increased 33% in the third quarter and 24% for the year to date, respectively. For both periods, sales of our small animal supplements, vitamin injectables, and joint pain products benefitted from growth in veterinary markets, as the
COVID-19
pandemic has led to an increase in pet ownership, particularly dogs and cats. Additionally, sales rose for our equine supplements and antibiotics, due to strong demand in these markets. Partially offsetting these gains were declines in sales of dairy supplies of 64% and 49% for the quarter and year to date periods, respectively, due to the June 2020 termination of an agreement in which we distributed these types of products for a large manufacturer of dairy equipment.

Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 24% and 19% for the three and nine month periods ended February 28, 2021, respectively. The growth in the quarter was led by a 79% increase in rodenticide sales as rodent pressure in certain areas of the U.S. increased significantly; year to date, rodenticide sales have increased 45%. Insecticide sales rose 14% in the quarter, due in large part to our acquisition of the StandGuard product line for fly control on July 31, 2020. For the year to date, the increase was 10%. Cleaners and disinfectants sales decreased 9% resulting from lower sales of water treatment products and the transfer of a product line to our U.K. operation. Sales of these products for the year to date period were flat compared to a year ago, with increased sales of hand sanitizer products in the first half of our fiscal year offsetting the decline in water treatment products.
Genomics Services –
Sales in this category increased 9% in the third quarter and 10% for the year to date periods, each compared to the prior year. The growth in the three month period was led by gains in beef and companion animal testing in Australia, and commercial beef and beef associations in the U.S. and Canada. For the year to date, we also benefitted from strong increases in sales to the U.S. companion animal veterinary market, driven by increased pet adoptions and higher consumer spending on pets during the
COVID-19
pandemic, as well as the recent launch of a new high density chip for whiteleg shrimp.
Gross Margin
Gross margin was 46.1% in the third quarter of fiscal 2021 compared to 45.4% in the same quarter a year ago. The improvement in gross margin is primarily the result of increased rodenticide sales within the Animal Safety segment; these products have higher gross margins within this segment. Gross margins for the Food Safety segment were flat for the third quarter compared to last year’s third quarter. For the year to date, gross margin was also 46.1% compared to 46.8% in the same period of the prior year. The lower gross margin percentage for the year to date is the result of a shift in the proportion of overall sales to the Animal Safety segment, which have lower average gross margins than the Food Safety segment; additionally, sales increases within the Food Safety segment were from product lines, such as genomics and biosecurity products, which have lower gross margins than the diagnostic test kits sold in that segment.
Operating Expenses
Operating expenses were $38.1 million in the third quarter, compared to $32.3 million in the same quarter of the prior year, an increase of $5.8 million, or 18%. For the nine month period ended February 28, 2021, operating expenses were $103.5 million, an increase of $6.5 million, or 7%, compared to the prior year. Sales and marketing expenses increased $1.0 million, or 6%, in the third quarter, primarily due to increased compensation and higher shipping costs, offset somewhat by continued lower spending on travel, meetings, trade shows and other customer facing activities as a result of the
COVID-19
pandemic. For the year to date, sales and marketing expenses were $270,000 lower than the same period last year, also due to
COVID-19
pandemic restrictions.
General and administrative expense was $15.1 million, an increase of $4.4 million, or 40%, in the third quarter, resulting primarily from $2.1 million in spending on strategic consulting, legal and other professional fees related to acquisition activity for businesses which we were ultimately not successful in acquiring. Other increases in the quarter were for incremental amortization expenses
(non-cash)
primarily for recent acquisitions,
non-deal
related legal fees for a number of corporate matters, and reduced economic incentives recognized from state and local governments. Year to date, general and administrative expenses were $38.3 million, an increase of 18% compared to the same period last year, with $3.1 million incurred in unsuccessful acquisition activities the largest component of the increase. Other year-over-year increases were higher performance-based compensation expenses due to higher revenue and improved operating results compared to the prior year, amortization expense primarily related to recent acquisitions and non-deal
legal expenses.
Research and development expense was $4.2 million in the third quarter, an increase of $413,000, or 11%, compared to the same period in the prior year. The increase is primarily the result of spending on outside services for the continued development of several new products, which have either been recently launched or are expected to be launched in the fourth quarter of fiscal 2021. For the year to date, research and development expenses increased 8% over the same period last year, for the same reasons.

Operating Income
Operating income was $15.8 million in the third quarter of fiscal 2021, compared to $13.0 million in the same period of the prior year; year to date operating income was $53.9 million compared to $47.6 million in the prior year. Expressed as a percentage of sales, operating income was 13.5% for the third quarter and 15.8% for the year to date, compared to 13.1% and 15.4%, respectively, for the same periods in the prior year. The improvement in margin percentage for the current fiscal year third quarter was due primarily to the increased revenues and 70 basis point improvement in gross margin percentage, offset somewhat by increased operating expenses, caused in part by the $2.1 million in acquisition related expenses.
Other Income

	Three Months Ended		Nine Months Ended
	February 28/29,		February 28/29,
(in thousands)	2021	2020	2021	2020
Interest income (net of expense)	$294	$1,600	$1,571	$4,381
Foreign currency transactions	(118)	(420)	(374)	(889)
Insurance settlement	—	—	309	1
Legal settlement	—	—	(300)	—
Contingent consideration	111	—	111	—
Other	(84)	27	(109)	56

Total Other Income	$203	$1,207	$1,208	$3,549

The decrease in interest income in both the three and nine month periods of fiscal 2021 compared to the same periods a year ago was the result of a significant reduction in rates earned on marketable securities balances. Other expense resulting from foreign currency transactions was primarily the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.
Income Tax Expense
Income tax expense in the third quarter of fiscal 2021 was $2.6 million, an effective tax rate of 16.3%, compared to $2.1 million, an effective tax rate of 14.4%, in the same period of the prior year. For the year to date, income tax expense was $10.0 million, an effective rate of 18.1%, in fiscal 2021 and $8.0 million, an effective rate of 15.6%, in fiscal 2020. For each period, the primary difference between the U.S. statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $1,083,000 in the third quarter of fiscal 2021 compared to $781,000 in the third quarter of the prior year. For the year to date, the benefit was $2,564,000 in fiscal 2021 compared to $2,754,000 in fiscal 2020. The increase in the effective tax rate for both the third quarter and year to date periods, each compared to the same period in the prior year, is the result of increased taxes at international operations, higher state tax provisions and a lower projected U.S. deduction in fiscal 2021 relating to foreign derived income.
Net Income
Net income was $13.4 million in the third quarter of fiscal 2021, compared to $12.2 million in the same period in the prior year, an increase of 10%. For the year to date, net income of $45.1 million was an increase of 5% from $43.1 million earned in the same period a year ago.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $353.3 million at February 28, 2021, compared to $343.7 million at May 31, 2020. Approximately $59.1 million was generated from operations during the first nine months of fiscal 2021. Net cash proceeds of $22.8 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first nine months of fiscal 2021. We spent $19.4 million for property, equipment and other non-current
assets in the first nine months of fiscal 2021, and a total of $52.0 million on acquisitions.

Net accounts receivable balances were $87.2 million at February 28, 2021, an increase of $2.6 million, compared to $84.7 million at May 31, 2020. Days sales outstanding, a measurement of the time it takes to collect receivables, were 65 days at February 28, 2021, compared to 68 days at May 31, 2020 and 66 days at February 29, 2020. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, we have not experienced an appreciable increase in bad debt write offs. We did provide an additional $100,000 at May 31, 2020 in our allowance for bad debts to account for potential write offs related to
COVID-19;
we will continue to actively manage our customer accounts and adjust the allowance account as circumstances change.
Net inventory was $99.3 million at February 28, 2021, an increase of $4.2 million, compared to a May 31, 2020 balance of $95.1 million; excluding the amount recorded from the December 2020 acquisition of Megazyme, inventory is down $1.4 million. We increased inventory levels in fiscal 2020 to ensure we had adequate supplies of critical raw and finished products in the event our supply chain was adversely impacted by the
COVID-19
pandemic and Brexit, however we have now put programs in place to lower inventory levels, while not adversely impacting customers.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at February 28, 2021, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products that are currently under development or plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to enter into other financing arrangements or issue equity securities for all, or a portion, of our future financing needs.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for short-term investments.
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, euro, Mexican peso, Brazilian real, Chinese yuan, Australian dollar, and to a lesser extent, the Indian rupee, Canadian dollar, Argentine peso, Uruguayan peso and Chilean peso; there is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.
Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Ireland, Italy, Brazil, Mexico, Argentina, Uruguay, Chile, China, India, Canada, and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Argentine peso, Uruguay peso, Chilean peso, Chinese yuan, Indian rupee, Canadian dollar and the Australian dollar respectively. Our investments in foreign subsidiaries are considered to be long-term. As discussed in ITEM 1A. RISK FACTORS of the Form
10-K
annual filing, our financial condition and results of operations could be adversely affected by currency fluctuations.
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Dated: March 31, 2021

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: March 31, 2021

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)