Form 10-Q
period 2021-08-31
NEOGEN CORP
filed 2021-09-30
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021.
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
of the Act).    Yes  ☐    No  ☒
As of August 31, 2021, there were 107,493,015 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	August 31,	May 31,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$71,283	$75,602
Marketable securities	329,597	305,485
Accounts receivable, less allowance of $1,500 and $1,400 at August 31, 2021 and May 31, 2021, respectively	87,291	91,823
Inventories	102,109	100,701
Prepaid expenses and other current assets	18,844	17,840

Total Current Assets	609,124	591,451
Net Property and Equipment	99,515	100,453
Other Assets
Right of use assets	2,407	2,477
Goodwill	130,012	131,476
Other non-amortizable intangible assets	15,496	15,545
Amortizable intangible and other assets, net of accumulated amortization of $49,086 and $53,462 at August 31, 2021 and May 31, 2021, respectively	73,534	76,771
Other non-current assets	2,018	2,019

Total Assets	$932,106	$920,192

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$22,414	$23,900
Accrued compensation	6,989	11,251
Income taxes	4,523	1,848
Other accruals	16,836	16,600

Total Current Liabilities	50,762	53,599
Deferred Income Taxes	21,827	21,917
Other Non-Current Liabilities	4,154	4,299

Total Liabilities	76,743	79,815

Commitments and Contingencies (note 10)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 107,493,015 and 107,468,304 shares issued and outstanding at August 31, 2021 and May 31, 2021, respectively	17,199	17,195
Additional paid-in capital	297,687	294,953
Accumulated other comprehensive loss	(16,204)	(11,375)
Retained earnings	556,681	539,604

Total Stockholders’ Equity	855,363	840,377

Total Liabilities and Stockholders’ Equity	$932,106	$920,192

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	August 31,
	2021	2020
Revenues
Product revenues	$104,013	$87,935
Service revenues	24,292	21,390

Total Revenues	128,305	109,325

Cost of Revenues
Cost of product revenues	54,726	46,595
Cost of service revenues	13,571	12,428

Total Cost of Revenues	68,297	59,023

Gross Margin	60,008	50,302
Operating Expenses
Sales and marketing	20,555	16,516
General and administrative	13,383	11,013
Research and development	4,325	3,878

Total Operating Expenses	38,263	31,407

Operating Income	21,745	18,895
Other Income (Expense)
Interest income	203	722
Other income (expense)	(221)	193

Total Other Income (Expense)	(18)	915

Income Before Taxes	21,727	19,810
Provision for Income Taxes	4,650	3,950

Net Income	$17,077	$15,860

Net Income Per Share
Basic	$0.16	$0.15
Diluted	$0.16	$0.15
Weighted Average Shares Outstanding
Basic	107,490	105,984
Diluted	108,109	106,570
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended
	August 31,
	2021	2020
Net income	$17,077	$15,860
Other comprehensive income (loss), net of tax: foreign currency translations	(4,623)	4,121
Other comprehensive loss, net of tax: unrealized loss on marketable securities	(206)	(119)

Total comprehensive income	$12,248	$19,862

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, June 1, 2021	107,468	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options and share-based compensation expense	6	1	1,838	—	—	1,839
Issuance of shares under employee stock purchase plan	19	3	896	—	—	899
Net income for the three months ended August 31, 2021	—	—	—	—	17,077	17,077
Other comprehensive loss for the three months ended August 31, 2021	—	—	—	(4,829)	—	(4,829)

Balance, August 31, 2021	107,493	$17,199	$297,687	$(16,204)	$556,681	$855,363

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance, June 1, 2020	105,892	$16,943	$249,221	$(19,709)	$478,722	$725,177
Exercise of options and share-based compensation expense	172	28	5,811	—	—	5,839
Issuance of shares under employee stock purchase plan	18	3	665	—	—	668
Net income for the three months ended August 31, 2020	—	—	—	—	15,860	15,860
Other comprehensive income for the three months ended August 31, 2020	—	—	—	4,002	—	4,002

Balance, August 31, 2020	106,082	$16,974	$255,697	$(15,707)	$494,582	$751,546

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	August 31,
	2021	2020
Cash Flows From Operating Activities
Net Income	$17,077	$15,860
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,682	4,720
Share-based compensation	1,690	1,681
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,036	8,350
Inventories	(1,863)	(1,319)
Prepaid expenses and other current assets	(1,029)	(1,045)
Accounts payable, accruals and other changes	(2,383)	(3,113)

Net Cash From Operating Activities	23,210	25,134
Cash Flows Used for Investing Activities
Purchases of property, equipment and other non-current intangible assets	(1,295)	(4,248)
Proceeds from the maturities of marketable securities	112,636	139,184
Purchases of marketable securities	(136,748)	(168,318)
Business acquisitions, net of cash acquired	—	(2,350)

Net Cash Used for Investing Activities	(25,407)	(35,732)
Cash Flows From Financing Activities
Exercise of stock options and other	1,048	5,095

Net Cash From Financing Activities	1,048	5,095
Effects of Foreign Exchange Rates on Cash	(3,170)	181

Net Increase (Decrease) in Cash and Cash Equivalents	(4,319)	(5,322)
Cash and Cash Equivalents, Beginning of Period	75,602	66,269

Cash and Cash Equivalents, End of Period	$71,283	$60,947

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three-month period ended August 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2022. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2021.
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
Share and per share amounts reflect the June 4, 2021
2-for-1
 stock split as if it took place at the beginning of the periods presented.
Recently Adopted Accounting Standards
Income Tax Simplification
On June 1, 2021, the Company adopted ASU 740 Update
2019-12,
Income Taxes (Topic 740). This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued Update
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. We will adopt this standard when LIBOR is discontinued and our lender begins using the new reference rate. We are evaluating the impact the new standard will have on our consolidated financial statements and related disclosures, but do not anticipate a material impact.
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
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its ownassumptions.
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
Right-of-use
assets are recorded in other assets on our consolidated balance sheets. Current and non-current
lease liabilities are recorded in other accruals within current liabilities and other non-current
liabilities, respectively, on our consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. The right-of-use
assets were $2,407,000 and $2,477,000 at August 31, 2021 and May 31, 2021, respectively. The total current and non-current
lease liabilities were $2,408,000 and $2,492,000 at August 31, 2021 and May 31, 2021, respectively.
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
2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $71,283,000 and $75,602,000 at August 31, 2021 and May 31, 2021, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at August 31, 2021. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security portfolio.

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
Marketable Securities as of August 31, 2021 and May 31, 2021 are listed below by classification and remaining maturities.

(in thousands)	Maturity	August 31, 2021	May 31, 2021
Commercial Paper & Corporate Bonds	0 - 90 days	82,115	106,631
	91 - 180 days	78,299	78,727
	181 days - 1 year	90,026	87,590
	1 - 2 years	76,647	26,752
Certificates of Deposit	0 - 90 days	1,253	3,262
	91 - 180 days	1,006	1,260
	181 days - 1 year	251	1,263
	1 - 2 years	—	—

Total Marketable Securities		$329,597	$305,485

The components of marketable securities at August 31, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$327,157	$53	$(123)	$327,087
Certificates of Deposit	2,503	7	—	2,510

Total Marketable Securities	$329,660	$60	$(123)	$329,597

The components of marketable securities at May 31, 2021 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$299,524	$209	$(33)	$299,700
Certificates of Deposit	5,755	30	—	5,785

Total Marketable Securities	$305,279	$239	$(33)	$305,485

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

(in thousands)	August 31, 2021	May 31, 2021
Raw materials	$50,244	$47,588
Work-in-process	6,704	6,412
Finished and purchased goods	45,161	46,701

	$102,109	$100,701

4. REVENUE RECOGNITION
We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Payment terms for products and services are generally 30 to 60 days.
The following table presents disaggregated revenue by major product and service categories for the three month periods ended August 31, 2021 and 2020:

	Three Months ended August 31,
(in thousands)	2021	2020
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,408	$19,015
Bacterial & General Sanitation	11,165	9,931
Culture Media & Other	18,046	12,171
Rodenticides, Insecticides & Disinfectants	7,649	8,830
Genomics Services	5,454	4,238

	$62,722	$54,185
Animal Safety
Life Sciences	$1,363	$1,325
Veterinary Instruments & Disposables	15,337	10,375
Animal Care & Other	9,219	7,658
Rodenticides, Insecticides & Disinfectants	22,149	19,914
Genomics Services	17,515	15,868

	$65,583	$55,140

Total Revenues	$128,305	$109,325

5. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended
	August 31,
(in thousands, except per share amounts)	2021	2020
Numerator for basic and diluted net income per share:
Net income	$17,077	$15,860
Denominator for basic net income per share:
Weighted average shares	107,490	105,984
Effect of dilutive stock options	619	586

Denominator for diluted net income per share	108,109	106,570
Net income per share:
Basic	$0.16	$0.15

Diluted	$0.16	$0.15

6. SEGMENT INFORMATION AND GEOGRAPHIC DATA
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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the three months ended August 31, 2021
Product revenues to external customers	$55,945	$48,068	$—	$104,013
Service revenues to external customers	6,777	17,515	—	24,292

Total revenues to external customers	62,722	65,583	—	128,305
Operating income (loss)	10,131	12,762	(1,148)	21,745
Total assets	291,018	240,208	400,880	932,106
As of and for the three months ended August 31, 2020
Product revenues to external customers	$48,663	$39,272	$—	$87,935
Service revenues to external customers	5,522	15,868	—	21,390

Total revenues to external customers	54,185	55,140	—	109,325
Operating income (loss)	7,963	12,165	(1,233)	18,895
Total assets	225,716	228,390	367,486	821,592

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended August 31,
(in thousands)	2021	2020
Domestic	$77,779	$67,324
International	50,526	42,001

Total revenue	128,305	109,325

7. EQUITY COMPENSATION PLANS
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2021 follows:

		Weighted-
		Average
(Options in thousands)	Options	Exercise Price
Options outstanding June 1, 2021	2,957	$30.38
Granted	—	—
Exercised	(5)	27.71
Forfeited	(11)	30.79

Options outstanding August 31, 2021	2,941	$30.38
During the three-month periods ended August 31, 2021 and 2020, the Company recorded $1,690,000 and $1,681,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during fiscal year 2021, estimated on the date of grant using the Black-Scholes option pricing model, was $7.71. The fair value of stock options granted was estimated using the following weighted-average assumptions. No options were granted in the first quarter of fiscal year 2022.

FY 2021
Risk-free interest rate	0.2%
Expected dividend yield	0.0%
Expected stock price volatility	31.3%
Expected option life	3.25 years
The Company granted 118,250 restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan in fiscal year 2021, which vest ratably over three and five year periods. No RSUs were gra
n
ted in the first quarter of fiscal year 2022. RSUs have a weighted average value of $34.21 per share and will be expensed on a
straight-line
 basis

over the remaining weighted-average period of 4.0 years. On August 31, 2021 there was $2,908,000 in unamortized compensation cost related to non-vested
RSUs.
The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2011 Employee Stock Purchase Plan; the discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation.
8. BUSINESS COMBINATIONS
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
Subsequent to the end of the quarter, on September 17, 2021, the Company acquired the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing. The business will be operated from our location in Lexington, KY, reporting within the Animal Safety segment.
For each acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.
9. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which expires on November 30, 2023. There were no advances against the line of credit during fiscal 2021 and there have been none thus far in fiscal 2022; there was no balance outstanding at August 31, 2021. Interest on any borrowings is
at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.08% at August 31, 2021). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2021.
10. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated remaining liability for these costs was $916,000 at both August 31, 2021 and May 31, 2021, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has agreed to a pilot study in which chemical reagents are injected into the ground in an attempt to reduce on-site
contamination and is currently working with its consultant to design the system. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $300,000 as a current liability, and the remaining $616,000 is recorded in other non-current
liabilities in the consolidated balance sheet.
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
COVID-19
As we continue to closely monitor the
COVID-19
pandemic, our top priority remains protecting the health and safety of our employees. While operations continue in our locations around the world, many of our non-manufacturing
employees continue to work remotely and, although it is starting to increase, business travel remains limited. Safety guidelines and procedures, including social distancing and enhanced cleaning, have been developed for on-site
employees and these policies are regularly monitored and updated by our internal Emergency Response Team.
In the first quarter of fiscal 2022, the
COVID-19
pandemic continued to impact our business operations and financial results. There has been a positive impact in sales of our biosecurity product lines, as the pandemic has created increased demand for these products, and sales into companion animal markets have benefitted, as remote work and stay at home orders have driven increased pet ownership. A number of our food safety diagnostic product lines have been negatively impacted due to decreased demand in many of our customers’ businesses around the world, particularly those serving restaurants, bars and other institutional food service markets. A number of our markets across the world are recovering, but the pandemic has continued to adversely impact our customers and, ultimately, our revenues. We have also experienced supply chain difficulties including vendor disruptions, border closures, shipping issues and significantly increased shipping costs; labor shortages and higher labor costs, as we have had to use staffing agencies and increase our base pay in many areas of the company to fill open positions; and restricted travel, which hinders our ability to connect with customers. During the current fiscal year, we have incurred less expense for travel, meals, trade shows and some other customer-facing marketing activities; some of these activities have resumed but have not yet returned to pre-pandemic
levels. Higher spend on shipping and labor are offsetting these savings. We expect the
COVID-19
pandemic will continue to impact our business operations and financial results through at least the end of our current fiscal year.

Executive Overview

•	Consolidated revenues were $128.3 million in the first quarter of fiscal 2022, an increase of 17% compared to $109.3 million in the first quarter of fiscal 2020. Organic sales increased 14%.

•
Food Safety segment sales were $62.7 million in the first quarter of the current fiscal year, an increase of 16% compared to $54.2 million in the same period of the prior year. Organic sales in this segment rose 10% for the comparative period, with revenues from the acquisition of Megazyme (December 2020) providing the remainder of the increase.

•
Animal Safety segment sales were $65.6 million in the first quarter of fiscal 2022, an increase of 19% compared to prior year first quarter sales of $55.1 million. Organic sales in this segment also rose 19%.

•	International sales in the first quarter of fiscal 2022 were 39.4% of total sales compared to 38.4% of total sales in the first quarter of fiscal 2021.

•	The effective tax rate in the first quarter of fiscal 2022 was 21.4% compared to 19.9% in the prior year first quarter.

•	Net income for the quarter ended August 31, 2021 was $17.1 million, or $0.16 per diluted share, an increase of 8% compared to $15.9 million, or $0.15 per share, for the same period in the prior year.

•	Cash generated from operating activities in the first quarter of fiscal 2022 was $23.2 million, compared to $25.1 million in the first quarter of fiscal 2021.
Neogen’s results reflect a 20% increase in international sales in the first quarter of fiscal 2022 compared to the same period in the prior year. Revenue changes, expressed in percentages, in the first quarter of fiscal 2022 compared to the same quarter in the prior year are as follows for each of our international locations:

	Revenue Change USD	Revenue Change Local Currency
U.K. Operations (including Neogen Italia)	9%	(2)%
Neogen Italia	228%	217%
Brazil Operations	(15)%	(17)%
Neogen Latinoamerica	16%	4%
Neogen Argentina	15%	54%
Neogen Uruguay	15%	17%
Neogen Chile	71%	63%
Neogen China	59%	47%
Neogen India	15%	14%
Neogen Canada	89%	75%
Neogen Australasia	49%	41%
Currency translations increased comparative revenues by approximately $2.3 million in the first quarter of fiscal 2022 compared to the same quarter a year ago, primarily due to increased strength of the British pound and Mexican peso relative to the U.S. dollar. Combined revenues at our U.K. operations increased approximately 9%, with our Neogen Europe and Neogen Italia operations experiencing combined 17% growth in diagnostic test kits and genomics services. This growth was partially offset by a 10% decrease in the first quarter at Quat-Chem, as the prior year quarter included a large shipment of hand sanitizers to the U.K. government’s health organization and strong cleaner and disinfectant sales to China, Africa and the Middle East. Due to shipping and tax issues caused by Brexit, Neogen Italia is fulfilling orders to many European Union customers that were previously managed through Neogen Europe in the U.K.
At our Brazilian operations, fiscal 2022 first quarter sales decreased 15% as the prior year first quarter included a large non-recurring
insecticide sale to a government health organization. Additionally, an extended drought led to a significantly reduced corn crop and the associated testing, resulting in a 36% decrease in sales of aflatoxin test kits. At Neogen Latinoamerica, the growth in local currency in the first quarter was led by strength in environmental sanitation and culture media. Sales at Neogen China increased 59% from new sales of Megazyme products and strong growth in genomics, as the commercial dairy, swine and sheep markets have increased sampling volumes.
Service revenue, which consists primarily of genomics services to animal protein and companion animal markets, was $24.3 million in the first quarter of fiscal 2022, an increase of 14% over prior year first quarter revenues of $21.4 million. The growth was led by strong increases in genomics revenues in our Australia, China and Canada genomics operations; growth in our domestic operations was reduced by lower sales in companion animal markets, the result of difficult comparisons from a 61% increase in the prior year first quarter.

Revenues

	Three Months ended August 31,
(in thousands)	2021	2020	Increase/ (Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$20,408	$19,015	$1,393	7%
Bacterial & General Sanitation	11,165	9,931	1,234	12%
Culture Media & Other	18,046	12,171	5,875	48%
Rodenticides, Insecticides & Disinfectants	7,649	8,830	(1,181)	(13)%
Genomics Services	5,454	4,238	1,216	29%

	$62,722	$54,185	$8,537	16%
Animal Safety
Life Sciences	$1,363	$1,325	$38	3%
Veterinary Instruments & Disposables	15,337	10,375	4,962	48%
Animal Care & Other	9,219	7,658	1,561	20%
Rodenticides, Insecticides & Disinfectants	22,149	19,914	2,235	11%
Genomics Services	17,515	15,868	1,647	10%

	$65,583	$55,140	$10,443	19%

Total Revenues	$128,305	$109,325	$18,980	17%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category increased 7% in the first quarter of fiscal 2022 due primarily to a 17% increase in sales of our allergen test kits, as customers have increased their testing compared to the prior year when many were shut down or operating at lower capacity due to
COVID-19
restrictions. Sales of our natural toxin test kits rose 6%, as higher sales of deoxynivalenol (DON), zearalenone and fumonisin test kits were partially offset by lower aflatoxin test kit sales in Brazil, as a drought significantly reduced crop size and associated testing. Drug residue test kit sales declined 22% due to the termination of a European distribution agreement and competitive pressure within the marketplace.
Bacterial
 & General Sanitation –
Revenues in this category increased 12% in the first quarter, led by a 14% increase in sales of our environmental sanitation product line, in which we launched a new reader in the previous quarter. Pathogen test kit revenues increased 15%, led by a 32% increase in sales of
Listeria
products, including our innovative
Listeria
Right Now
™
system. Sales of our Soleris product line to detect spoilage organisms increased 6% as 9% growth in our consumable vials was partially offset by flat sales of equipment. Our Soleris
®
NG instrument was launched in the first quarter of the prior year; equipment sales, although flat to prior year, are approximately double compared to the first quarter two years ago.
Culture Media
 & Other –
Sales in this category rose 48% in the first quarter of fiscal 2022 compared to the same period in the prior year; excluding sales from the December 2020 acquisition of Megazyme, sales increased 21%. Sales of Neogen Culture Media products increased 36%, due to high demand with diagnostics customers globally and a large domestic sale to a vaccine manufacturer.
Rodenticides, Insecticides
 & Disinfectants –
Sales of products in this category decreased 13% in the first quarter of fiscal 2022, compared to last year’s first quarter. The prior year first quarter included a 73% increase in sales of hand sanitizing products at our U.K. based Quat-Chem operation and a large non-recurring
insecticide order, recorded at our Brazilian operation, to a government health organization. Additionally, sales of cleaners and disinfectants into China in the prior year more than doubled, primarily due to increased demand resulting from the African swine fever outbreak in that country and the
COVID-19
pandemic. Sales of cleaners and disinfectants into Asia in the first quarter of fiscal 2022 continued to be strong, increasing approximately 18%.
Genomics Services –
Sales of genomics services sold through our Food Safety operations rose 29% in the first quarter of fiscal 2022, compared to the same period last year, as genomics services in China more than doubled, due to increased commercial dairy and swine business. Genomics revenue in Europe also increased 15% on strength in poultry testing.

Animal Safety
Life Sciences –
Sales in this category increased 3% in the first quarter, due to drug testing at doctor’s offices and workplaces increasing to more normal levels following
COVID-19
restrictions that impacted testing in the prior year. The growth was partially offset by the loss of hair testing business with a large U.S. commercial laboratory that moved to a different testing platform.
Veterinary Instruments
 & Disposables –
Revenues in this category increased 48% in the first quarter of fiscal 2022 compared to the prior year. Veterinary instruments, including disposable syringes and needles, increased 52% as we gained new private label business.
Animal Care
 & Other –
Sales of these products increased 20% in the first quarter compared to the same period a year ago. Small animal supplements, including our recently re-launched
ThyroKare
™
product, increased 78% and antibiotics increased 56%, both due to strength in the veterinary market. Partially offsetting these increases, sales of our dairy supply products decreased 81% due to termination of an agreement in which we distributed these products for a large manufacturer of dairy equipment, in the first quarter of fiscal 2021.
Rodenticides, Insecticides
 & Disinfectants –
Sales in this category rose 11% in the first quarter of fiscal 2022 compared to the same period in the prior year. Insect control products increased 23%, led by growth in the StandGuard
®
product line which was acquired in July 2020. We also had higher sales to customers in the restaurant industry, due to many being affected in the prior year by COVID shutdowns. Sales of rodenticides increased 5% on a difficult comparison to the prior year, when sales had increased 47%, and cleaners and disinfectant sales rose 6%.
Genomics Services –
Sales in this category increased 10% in the first three months, led by increased business in the beef cattle and swine markets; a large non-recurring
plant research project also contributed to the growth in this category. Partially offsetting these gains was a decrease in companion animal testing services in the U.S. due to lower sampling volumes.
Gross Margin
Gross margin was 46.8% in the first quarter of fiscal 2022 compared to 46.0% in the same quarter a year ago. The improvement was due primarily to a shift in product mix within the Food Safety segment resulting from the incremental sales generated by Megazyme, which has products with higher gross margins. Reduced sales of lower margin cleaners and disinfectants from our European and Chinese operations and insecticides from our Brazilian operations also contributed to the Food Safety gross margin improvement of 360 basis points. Animal Safety gross margins declined by 190 basis points, primarily due to lower sales of companion animal services (a higher gross margin product), a mix shift towards lower margin products in our rodenticide line, and significantly increased international freight costs, the result of ongoing global supply chain issues. Increased health insurance costs and the resumption of the 401k match, which had been suspended in last year’s first fiscal quarter, resulted in an incremental $530,000 expense within overhead on a consolidated basis.
Operating Expenses
Operating expenses were $38.3 million in the first quarter of fiscal 2022, compared to $31.4 million in the first quarter of fiscal 2021, an increase of $6.9 million, or 22%. It is important to note that in last year’s first quarter, with the economic impact of the
COVID-19
pandemic uncertain, the Company took aggressive steps to control operating expenses and made cost reductions where possible. These steps included a reduction in workforce, temporary furloughs and reduced hours for a number of employees. In addition, the Company temporarily eliminated the match on the 401k plan during that period. These steps, in addition to the elimination of travel across most of the organization, and lower utilization of medical services by our employees resulting from stay-at-home
orders and a reduction in
non-emergency
procedures, resulted in an approximately $2.5 million reduction in operating expense in the first quarter of fiscal 2021 compared to the prior year. The 401k match was restored in the second quarter of fiscal 2021, and medical service utilization has recovered, with procedures delayed in calendar 2020 now driving a significant increase in the last two consecutive quarters. These two expense items had an adverse impact on operating expenses of $546,000 in the first quarter of fiscal 2022 compared to the same period a year ago.
Sales and marketing expenses in this fiscal year’s first quarter were $20.6 million, an increase of $4.0 million, or 25%, compared to $16.5 million in last year’s first quarter. Personnel related expenses rose by $1.2 million due to an increase in headcount and performance-based incentives, reflective of the revenue increases across the Company. Shipping costs increased by $900,000, due to the increase in volume and an increase in rates. Travel and trade shows, which had declined by $1.3 million in last year’s first quarter due to restrictions resulting from the
COVID-19
pandemic, increased $780,000 in this year’s first quarter, as restrictions eased in a number of our markets and our sales force was able to resume face to face meetings.

General and administrative expenses were $13.4 million, an increase of $2.4 million, or 22%, compared to $11.0 million in last year’s first quarter, primarily due to a $791,000 increase in compensation related expense, the result of a number of senior management hires and higher performance-based incentives, a $608,000 increase in amortization expense resulting primarily from our acquisition of Megazyme in December 2020, higher depreciation and licensing costs related to continued investments in information technology infrastructure, and increases in legal and professional fees. Research and development expense was $4.3 million in the first quarter of fiscal 2021, an increase of $447,000 compared to the same period in the prior year, due primarily to personnel absorbed in the Megazyme acquisition and compensation increases for domestic employees.
Operating Income
Operating income was $21.7 million in the first quarter of fiscal 2022, compared to $18.9 million in the same period of the prior year. Expressed as a percentage of revenue, operating income was 16.9% compared to 17.3% in last year’s first quarter. The decline in operating income as a percentage of sales is primarily the result of the 22% increase in operating expenses for the quarter.
Other Income

	Three Months ended August 31,
(dollars in thousands)	2021	2020
Interest income (net of expense)	$203	$722
Foreign currency transactions	(151)	175
Other	(70)	18

Total Other Income	$(18)	$915

The reduction in interest income in the first quarter of fiscal 2022 compared to the prior year is primarily the result of lower yields on our cash and marketable securities balances, as interest rates have dropped significantly compared to rates in the first quarter of fiscal 2021. Other income resulting from foreign currency transactions is the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2022 was $4,650,000, an effective tax rate of 21.4%, compared to prior year first quarter income tax expense of $3,950,000, an effective tax rate of 19.9%. For each quarter, the primary difference between the statutory rate of 21% and the effective rate recorded is the benefit resulting from the exercise of stock options; this benefit was $15,000 in the first quarter of fiscal 2022 compared to $421,000 in the first quarter of the prior year. The benefit was lower due to the decreased volume of option exercises during the comparative periods, and a reduction in benefit realized, on average, for each transaction. Additionally, as the result of a higher tax rate enacted in the U.K., effective in 2023, we were required to revalue our deferred tax balances at our U.K. operations to the rate we expect them to reverse in the future, resulting in $548,000 of expense in this year’s first quarter.
Net Income
Net income was $17.1 million in the first quarter of fiscal 2022, an increase of 8% compared to $15.9 million earned in the first quarter of fiscal 2021. The increased earnings were the result of higher sales and gross margins, partially offset by increased operating expenses, the $933,000 decline in other income and higher income tax expense.

Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $400.9 million at August 31, 2021, compared to $381.1 million at May 31, 2021. Approximately $23.2 million was generated from operations during the first three months of fiscal 2022. Net cash proceeds of $1.0 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first quarter. We spent $1.3 million for property, equipment and other non-current
assets in the first three months of fiscal 2022.
Net accounts receivable balances were $87.3 million at August 31, 2021, a decline of $4.5 million, compared to $91.8 million at May 31, 2021. Days sales outstanding, a measurement of the time it takes to collect receivables, were 59 days at August 31, 2021, compared to 66 days at May 31, 2021 and 61 days at August 31, 2020. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, we have not experienced an appreciable increase in bad debt write offs.
Net inventory balances were $102.1 million at August 31, 2021, an increase of $1.4 million, or 1%, compared to May 31, 2021 balances of $100.7 million. We increased inventory levels during fiscal 2021 to ensure we have adequate supplies of critical raw and finished products in the event our supply chain is adversely impacted by the
COVID-19
pandemic and Brexit.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at August 31, 2021, along with available borrowings under our credit facility and cash expected to be generated from future operations, will be sufficient to fund activities for the foreseeable future. However, existing cash and borrowing capacity may not be sufficient to meet our cash requirements to commercialize products currently under development or our plans to acquire other organizations, technologies or products that fit within our mission statement. Accordingly, we may choose to issue equity securities or enter into other financing arrangements for a portion of our future financing needs.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for short-term investments.
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, euro, Mexican peso, Brazilian real, Chinese yuan, Australian dollar and to a lesser extent, the Indian rupee, Canadian dollar, Guatemalan quetzal, Argentine peso, Uruguayan peso and Chilean peso; there is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.
Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Ireland, Italy, Brazil, Mexico, Guatemala, Argentina, Uruguay, Chile, China, India, Canada and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Guatemalan quetzal, Argentine peso, Uruguayan peso, Chilean peso, Chinese yuan, Indian rupee, Canadian dollar and Australian dollar, respectively. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS of the Form
10-K
annual filing, our financial condition and results of operations could be adversely affected by currency fluctuations.
The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	August 31, 2021	Impact
(dollars in thousands)
Foreign Currency - Revenue	10% Decrease in exchange rates	$5,053	Earnings
Foreign Currency - Hedges	10% Decrease in exchange rates	1,990	Earnings
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Dated: September 30, 2021

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: September 30, 2021

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)