Form 10-Q
period 2021-11-30
NEOGEN CORP
filed 2021-12-30
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021.
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
of the Exchange Act):    YES  ☐    NO  ☒
As of November 30, 2021 there were 107,768,342 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	November 30,	May 31,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$51,119	$75,602
Marketable securities	338,130	305,485
Accounts receivable, less allowance of $1,500 and $1,400 at November 30, 2021 and May 31, 2021, respectively	92,498	91,823
Inventories	107,086	100,701
Prepaid expenses and other current assets	22,371	17,840

Total Current Assets	611,204	591,451
Net Property and Equipment	100,863	100,453
Other assets
Right of use assets	2,171	2,477
Goodwill	142,613	131,476
Other non-amortizable intangible assets	15,359	15,545
Amortizable intangible and other assets, net of accumulated amortization of $51,012 and $53,462 at November 30, 2021 and May 31, 2021, respectively	93,706	76,771
Other non-current assets	2,018	2,019

Total Assets	$967,934	$920,192

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,222	$23,900
Accrued compensation	9,636	11,251
Income taxes	—	1,848
Other accruals	18,815	16,600

Total Current Liabilities	62,673	53,599
Deferred Income Taxes	21,829	21,917
Other Non-Current Liabilities	17,956	4,299

Total Liabilities	101,204	79,815
Commitments and Contingencies (note 10)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 107,768,342 and 107,468,304 shares issued and outstanding at November 30, 2021 and May 31, 2021, respectively	17,243	17,195
Additional paid-in capital	304,959	294,953
Accumulated other comprehensive loss	(24,235)	(11,375)
Retained earnings	567,509	539,604

Total Stockholders’ Equity	865,476	840,377

Total Liabilities and Stockholders’ Equity	$967,934	$920,192

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenues
Product revenues	$106,111	$92,537	$210,124	$180,472
Service revenues	24,406	22,463	48,698	43,853

Total Revenues	130,517	115,000	258,822	224,325
Cost of Revenues
Cost of product revenues	56,374	49,275	111,100	95,870
Cost of service revenues	13,549	12,511	27,120	24,939

Total Cost of Revenues	69,923	61,786	138,220	120,809

Gross Margin	60,594	53,214	120,602	103,516
Operating Expenses
Sales and marketing	21,188	17,729	41,743	34,245
General and administrative	22,605	12,184	35,988	23,197
Research and development	4,332	4,056	8,657	7,934

Total Operating Expenses	48,125	33,969	86,388	65,376

Operating Income	12,469	19,245	34,214	38,140
Other Income (Expense)
Interest income	224	555	427	1,277
Other income (expense)	235	(465)	14	(272)

Total Other Income	459	90	441	1,005

Income Before Taxes	12,928	19,335	34,655	39,145
Provision for Income Taxes	2,100	3,450	6,750	7,400

Net Income	$10,828	$15,885	$27,905	$31,745

Net Income Per Share
Basic	$0.10	$0.15	$0.26	$0.30

Diluted	$0.10	$0.15	$0.26	$0.30

Weighted Average Shares Outstanding
Basic	107,641	106,258	107,565	106,044
Diluted	108,122	106,808	108,099	106,600
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Net income	$10,828	$15,885	$27,905	$31,745
Other comprehensive income (loss), net of tax:
foreign currency translations	(7,649)	938	(12,272)	5,059
Other comprehensive loss, net of tax:
unrealized loss on marketable securities	(382)	(317)	(588)	(436)

Total comprehensive income	$2,797	$16,506	$15,045	$36,368

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance, June 1, 2021	107,468	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options and share-based compensation expense	6	1	1,838	—	—	1,839
Issuance of shares under employee stock purchase plan	19	3	896	—	—	899
Net income for the three months ended August 31, 2021	—	—	—	—	17,077	17,077
Other comprehensive loss for the three months ended August 31, 2021	—	—	—	(4,829)	—	(4,829)

Balance, August 31, 2021	107,493	$17,199	$297,687	$(16,204)	$556,681	$855,363
Exercise of options and share-based compensation expense	275	44	7,272	—	—	7,316
Net income for the three months ended November 30, 2021	—	—	—	—	10,828	10,828
Other comprehensive loss for the three months ended November 30, 2021	—	—	—	(8,031)	—	(8,031)

Balance, November 30, 2021	107,768	17,243	304,959	$(24,235)	$567,509	$865,476

Balance, June 1, 2020	105,892	$16,943	$249,221	$(19,709)	$478,722	$725,177
Exercise of options and share-based compensation expense	172	28	5,811	—	—	5,839
Issuance of shares under employee stock purchase plan	18	3	665	—	—	668
Net income for the three months ended August 31, 2020	—	—	—	—	15,860	15,860
Other comprehensive income for the three months ended August 31, 2020	—	—	—	4,002	—	4,002

Balance, August 31, 2020	106,082	$16,974	$255,697	$(15,707)	$494,582	$751,546
Exercise of options and share-based compensation expense	406	64	9,279	—	—	9,343
Net income for the three months ended November 30, 2020	—	—	—	—	15,885	15,885
Other comprehensive income for the three months ended November 30, 2020	—	—	—	621	—	621

Balance, November 30, 2020	106,488	17,038	264,976	(15,086)	510,467	777,395

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	November 30,
	2021	2020
Cash Flows From Operating Activities
Net Income	$27,905	$31,745
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,511	9,523
Share-based compensation	3,438	3,192
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,500)	6,662
Inventories	(6,929)	4,063
Prepaid expenses and other current assets	(3,709)	(2,080)
Accounts payable, accruals and other changes	10,341	(5,581)

Net Cash From Operating Activities	41,057	47,524
Cash Flows For Investing Activities
Purchases of property, equipment and other non-current intangible assets	(5,235)	(11,092)
Proceeds from the sale of marketable securities	197,941	309,030
Purchases of marketable securities	(230,586)	(308,524)
Business acquisitions, net of cash acquired	(26,864)	(2,350)

Net Cash For Investing Activities	(64,744)	(12,936)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	6,619	12,658

Net Cash From Financing Activities	6,619	12,658
Effect of Foreign Exchange Rates on Cash	(7,415)	352

Net Increase (Decrease) In Cash and Cash Equivalents	(24,483)	47,598
Cash and Cash Equivalents, Beginning of Period	75,602	66,269

Cash and Cash Equivalents, End of Period	$51,119	$113,867

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended November 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2022. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2021.
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
Right-of-use
assets are recorded in other assets on our consolidated balance sheets. Current and non-current
lease liabilities are recorded in other accruals within current liabilities and other non-current
liabilities, respectively, on our consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. The right-of-use
assets were $2,171,000 and $2,477,000 at November 30, 2021 and May 31, 2021, respectively. The total current and non-current
lease liabilities were $2,181,000 and $2,492,000 at November 30, 2021 and May 31, 2021, respectively.
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
To value equity awards, several recognized valuation models exist; none of these models can be singled out as being the best or most correct. The model applied by us can accommodate
most of the specific features included in the options granted, which are the reason for their use. If different models were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 7.
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

2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $51,119,000 and $75,602,000 at November 30, 2021 and May 31, 2021, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at November 30, 2021. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.
Marketable Securities as of November 30, 2021 and May 31, 2021 are listed below by classification and remaining maturities.

		November 30,	May 31,
(in thousands)	Maturity	2021	2021
Commercial Paper & Corporate Bonds	0 - 90 days	79,830	106,631
	91 - 180 days	88,246	78,727
	181 days - 1 year	64,526	87,590
	1 - 2 years	104,275	26,752
Certificates of Deposit	0 - 90 days	1,002	3,262
	91 - 180 days	251	1,260
	181 days - 1 year	—	1,263
	1 - 2 years	—	—

Total Marketable Securities		$338,130	$305,485

The components of marketable securities at November 30, 2021 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Commercial Paper & Corporate Bonds	337,437	18	(578)	336,877
Certificates of Deposit	1,251	2	—	1,253

Total Marketable Securities	$338,688	$20	$(578)	$338,130

The components of marketable securities at May 31, 2021 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Commercial Paper & Corporate Bonds	299,524	209	(33)	299,700
Certificates of Deposit	5,755	30	—	5,785

Total Marketable Securities	$305,279	$239	$(33)	$305,485

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

	November 30,	May 31,
(in thousands)	2021	2021
Raw materials	$53,940	$47,588
Work-in-process	6,303	6,412
Finished and purchased goods	46,843	46,701

	$107,086	$100,701

4. REVENUE RECOGNITION
The Company determines the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers, and the expected-value method for programs that are offered to a broad group of customers. Variable consideration reduces the amount of revenue that is recognized. Rebate obligations related to customer incentive programs are recorded in accrued liabilities; the rebate estimates are adjusted at the end of each applicable measurement period based on information currently available.

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

The following table presents disaggregated revenue by major product and service categories for the three and six month periods ended November 30, 2021 and 2020:

	Three Months ended November 30,		Six Months ended November 30,
(in thousands)	2021	2020	2021	2020
Food Safety
Natural Toxins, Allergens & Drug Residues	$21,028	$20,001	$41,432	$39,016
Bacterial & General Sanitation	12,252	11,235	23,421	21,166
Culture Media & Other	19,935	14,215	37,981	26,387
Rodenticides, Insecticides & Disinfectants	8,232	7,059	15,882	15,888
Genomics Services	5,685	5,024	11,138	9,262

	$67,132	$57,534	$129,854	$111,719
Animal Safety
Life Sciences	$1,309	$1,398	$2,672	$2,723
Veterinary Instruments & Disposables	15,572	11,974	30,909	22,349
Animal Care & Other	10,849	9,371	20,068	17,029
Rodenticides, Insecticides & Disinfectants	18,269	18,471	40,418	38,385
Genomics Services	17,386	16,252	34,901	32,120

	$63,385	$57,466	$128,968	$112,606

Total Revenues	$130,517	$115,000	$258,822	$224,325

5. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$10,828	$15,885	$27,905	$31,745
Denominator for basic net income per share:
Weighted average shares	107,641	106,258	107,565	106,044
Effect of dilutive stock options and RSUs	481	550	534	556

Denominator for diluted net income per share	108,122	106,808	108,099	106,600
Net income attributable to Neogen per share:
Basic	$0.10	$0.15	$0.26	$0.30

Diluted	$0.10	$0.15	$0.26	$0.30

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the three months ended November 30, 2021
Product revenues to external customers	$60,112	$45,999	$—	$106,111
Service revenues to external customers	7,020	17,386	—	24,406

Total revenues to external customers	67,132	63,385	—	130,517
Operating income (loss)	10,894	12,701	(11,126)	12,469
Total assets	298,437	278,994	390,503	967,934
As of and for the three months ended November 30, 2020
Product revenues to external customers	$51,323	$41,214	$—	$92,537
Service revenues to external customers	6,211	16,252	—	22,463

Total revenues to external customers	57,534	57,466	—	115,000
Operating income (loss)	8,960	12,246	(1,961)	19,245
Total assets	226,735	228,126	390,765	845,626

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the six months ended November 30, 2021
Product revenues to external customers	$116,057	$94,067	$—	$210,124
Service revenues to external customers	13,797	34,901	—	48,698

Total revenues to external customers	129,854	128,968	—	258,822
Operating income (loss)	21,026	25,463	(12,275)	34,214
As of and for the six months ended November 30, 2020
Product revenues to external customers	$99,986	$80,486	$—	$180,472
Service revenues to external customers	11,733	32,120	—	43,853

Total revenues to external customers	111,719	112,606	—	224,325
Operating income (loss)	16,923	24,411	(3,194)	38,140

(1)	Includes elimination of intersegment transactions.
The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2021	2020	2021	2020
Domestic	$76,378	$69,832	$154,156	$137,156
International	54,139	45,168	104,666	87,169

Total revenue	130,517	115,000	258,822	224,325

1
5

7. EQUITY COMPENSATION PLANS
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the six months ended November 30, 2021 follows:

		Weighted-
		Average
(Options in thousands)	Shares	Exercise Price
Options outstanding June 1, 2021	2,957	$30.38
Granted	392	40.93
Exercised	(262)	22.42
Forfeited	(21)	31.11

Options outstanding November 30, 2021	3,066	$32.40
During the three and six month periods ended November 30, 2021 and 2020, the Company recorded $1,748,000 and $1,511,000 and $3,438,000 and $3,192,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during the first six months of fiscal years 2022 and 2021, estimated on the date of grant using the Black-Scholes option pricing model, was $9.54 and $7.71, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY 2022	FY 2021
Risk-free interest rate	0.4%	0.2%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.8%	31.3%
Expected option life	3.12 years	3.25 years
The company grants restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods. The current units are expensed straight-line over the remaining weighted-average period of 4.32 years. On November 30, 2021 there was $6,501,000 in unamortized compensation cost related to non-vested
RSUs.

		Weighted-
		Average
(Options in thousands)	Shares	Fair Value
RSUs outstanding June 1, 2021	121	$34.21
Granted	120	40.92
Released	(25)	34.24
Forfeited	(3)	34.49

RSUs outstanding November 30, 2021	213	$37.97
The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of either the 2011 or the 2021 Employee Stock Purchase Plan; the discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation.

1
6

8. BUSINESS COMBINATIONS
The Consolidated Statements of Income reflect the results of operations for business acquisitions since the respective dates of purchase. A
l
l are accounted for using the acquisition method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.
On July 31, 2020, the Company acquired the U.S. (including territories) rights to Elanco’s StandGuard
Pour-on
for horn fly and lice control in beef cattle, and related assets. This product line fits in well with Neogen’s existing agricultural insecticide portfolio and organizational capabilities. Consideration for the purchase was $2,351,000 in cash, all paid at closing. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included inventory of $51,000 and intangible assets of $2,300,000 (with an estimated life of 15 years). This product line is manufactured at Neogen’s operation in Iowa; the sales are reported within the Animal Safety segment.
On December 30, 2020, the Company acquired all of the stock of Megazyme, Ltd, an Ireland-based company, and its wholly-owned subsidiaries, U.S.-based Megazyme, Inc. and Ireland-based Megazyme IP. Megazyme is a manufacturer and supplier of diagnostic assay kits and enzymes to measure dietary fiber, complex carbohydrates and enzymes in food and beverages as well as animal feeds. This acquisition has
 allow
ed
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
On September 17, 2021, the Company acquired the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provides entry into the retail parasiticide market and enhances the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17.9 million paid at closing, including $150,000 of cash placed in escrow payable to the former owners in twelve months. There is also the potential for performance
milestone payments to the former owners of up to $6.5 million
and
 the Company could incur up to $14.5 million in
future roya
lty payment
s
. The preliminary purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308,000, inventory of $408,000, prepayments of $296,000, accounts payable of $120,000, other current liabilities of $132,000, non-current
liabilities of $13.9 million, intangible assets of $21.0 million (with an estimated life of
15-20
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. The business is
operated from our location in Lexington, KY, reporting within the Animal Safety segment.
On November 30, 2021, the Company acquired the stock of Delf (UK) Ltd., a United Kingdom-based manufacturer and supplier of animal hygiene and industrial cleaning products, and
Abbott
Analytical Ltd.,
 a related service provider. This acquisition will expand the Company’s line of dairy hygiene products and will enhance our cleaner and disinfectant product portfolio. Consideration for the purchase was net cash of $8.8 million paid at closing, including $722,000 of cash placed in escrow payable to the former owner in one year. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of 806,000, inventory of $659,000, net property, plant and equipment of $160,000, prepayments of $43,000, accounts payable of $543,000, other current liabilities of $489,000, non-current
deferred tax liabilities of $533,000, intangible assets of $2.6 million (with an estimated life of
10-15
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. The companies continue to operate from their current location in Liverpool, England, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation.

Subsequent to the end of the quarter, on December 9, 2021, the Company acquired the stock of Genetic Veterinary Services, Inc., a companion animal genetic testing business providing genetic information for dogs, cats and birds to animal owners, breeders and veterinarians. This acquisition will further expand the Company’s presence in the companion animal market. Consideration for the purchase was $11.8 million in cash. Due to the timing of the transaction, the preliminary purchase price allocation was not complete at the time of filing. The business will be operated from its current location in Spokane, Washington, reporting within the Animal Safety segment.
Subsequent
to the end of the quarter, on December 13, 2021, the Company entered into an agreement to combine with 3M’s food safety business in a Reverse Morris Trust transaction. Please refer to Forms
8-K
and Forms 425 filed with the Securities and Exchange Commission for more information.
For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.
9. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which expires on November 30, 2023. There were no advances against the line of credit during fiscal 2021 and there have been none thus far in fiscal 2022; there was no balance outstanding at November 30, 2021. Interest on any borrowings is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.09% at November 30, 2021). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at November 30, 2021.
10. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated remaining liability for these costs was $916,000 at both November 30, 2021 and May 31, 2021, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has agreed to a pilot study in which chemical reagents are injected into the ground in an attempt to reduce on-site
contamination and is currently working with its consultant to design the system. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $300,000 as a current liability, and the remaining $616,000 is recorded in other non-current
liabilities in the consolidated balance sheets.
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

1
8

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
COVID-19
As we closely monitor the
COVID-19
pandemic, our top priority remains protecting the health and safety of our employees. While operations continue in our locations around the world, many of our non-manufacturing
and distribution employees continue to work remotely and travel remains limited. Safety guidelines and procedures, including social distancing, mask wearing and enhanced cleaning, have been developed for on-site
employees and these policies are regularly monitored and updated by our internal Emergency Response Team.
In the first half of fiscal 2022, the
COVID-19
pandemic continued to impact our business operations and financial results. A number of our food safety diagnostic product lines have been negatively impacted due to decreased demand in many of our customers’ businesses around the world, particularly those serving restaurants, bars and other institutional food service markets. Many of our markets across the world are recovering, but the pandemic has continued to adversely impact our customers and ultimately, our revenues. We have also experienced supply chain difficulties including vendor disruptions, border closures, shipping issues and significantly increased shipping costs; labor shortages and higher labor costs, as we have had to use staffing agencies and increase our base pay in many areas of the company to fill open positions; and restricted travel, which hinders our ability to connect with customers. During the current fiscal year, we have incurred less expense for travel, meals, trade shows and some other customer-facing marketing activities; some of these activities have resumed but have not yet returned to pre-pandemic
levels. Higher spend on shipping and labor are offsetting these savings.
Overall, the impact
of COVID-19 remains
uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; the federal, state, and local government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 will
impact our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity; we expect it to impact us through at least the end of our current fiscal year.

Executive Overview

•
Consolidated revenues were $130.5 million in the second quarter of fiscal 2022, an increase of 13% compared to $115.0 million in the second quarter of fiscal 2021. Organic sales growth in the second quarter of fiscal 2022 was 10%. For the six month period, consolidated revenues were $258.8 million, an increase of 15% compared to $224.3 million in the same period in the prior fiscal year. On a year to date basis, organic sales rose 12%.

•
Food Safety segment sales were $67.1 million in the second quarter of fiscal 2022, an increase of 17% compared to $57.5 million in the same period a year ago. Organic sales in this segment rose 11% for the comparative period, with revenues from the acquisition of Megazyme (December 2020) providing the remainder of the increase in revenues for the segment. For the year to date, Food Safety segment sales were $129.9 million, an increase of 16% compared to $111.7 million in the same period of the prior fiscal year; the organic sales increase was 10% for the comparative period, with the Megazyme acquisition providing the additional contribution to revenue.

•
Animal Safety segment sales were $63.4 million in the second quarter of fiscal 2022, an increase of 10% compared to $57.5 million in the second quarter of fiscal 2021. Organic sales in this segment also rose 10% in the second quarter, with a minor contribution from the CAPInnovet acquisition (September 2021). For the six month period, Animal Safety segment sales were $129.0 million, an increase of 15%, compared to $112.6 million in the same period a year ago. Year to date organic sales rose 14%, with revenues from the StandGuard (July 2020) and CAPInnovet acquisitions contributing the difference.

•
International sales in the second quarter of fiscal 2022 were 41% of total sales compared to 39% of total sales in the second quarter of fiscal 2021. For the year to date, fiscal 2022 international sales were 40% of total sales compared to 39% of total sales in the same period of the prior year.

•
Our effective tax rate in the second quarter was 16.2% compared to an effective tax rate of 17.8% in the prior year second quarter; the fiscal 2022 year to date effective tax rate was 19.5% compared to 18.9% for the same period a year ago.

•
Net income for the quarter ended November 30, 2021 was $10.8 million, or $0.10 per diluted share, compared to $15.9 million, or $0.15 per diluted share in the same period in the prior year. For the year to date, net income was $27.9 million, or $0.26 per diluted share compared to prior year to date net income of $31.7 million, or $0.30 per diluted share. Net income was decreased by $9.3 million of legal and consulting expenses for due diligence related to our recently announced agreement to combine with 3M’s Food Safety business.

•	Cash provided from operating activities in the first six months of fiscal 2022 was $41.1 million, compared to $47.5 million in the first half of fiscal 2021.

International sales rose 20% in both the second quarter of fiscal 2022 and also increased 20% for the year to date, each compared to the same respective periods in the prior year. Excluding international sales of the Megazyme acquisition, the increase was 14% for both the quarter and year to date periods. Revenue changes, expressed in percentages, for the three and six month periods of fiscal 2022 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended		Six Months Ended
	November 30, 2021		November 30, 2021
	Revenue	Revenue	Revenue	Revenue
	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)
	USD	Local Currency	USD	Local Currency
U.K Operations (including Neogen Italia)	20%	14%	13%	6%
Brazil Operations	(5)%	(6)%	(10)%	(12)%
Neogen Latinoamerica	13%	10%	18%	10%
Neogen Argentina	44%	84%	28%	68%
Neogen Uruguay	(4)%	(2)%	3%	5%
Neogen Chile	48%	54%	59%	59%
Neogen China	28%	22%	42%	34%
Neogen India	(10)%	(9)%	1%	1%
Neogen Canada	34%	28%	60%	50%
Neogen Australasia	29%	27%	38%	33%
Currency translations increased comparative revenues by approximately $1.0 million in the second quarter of fiscal 2022 and $3.3 million for the year to date, each compared to the same periods a year ago, primarily due to the increased strength of the British pound and Mexican peso relative to the U.S. dollar. Combined revenues at our U.K. operations increased 20% in the second quarter; growth was led by strong cleaner and disinfectant sales into Asia, as the African swine fever outbreak continues to drive demand, and new culture media business with commercial laboratories in the U.K. that have adopted our recently launched One Broth One Plate workflow. For the six month period, revenues at our U.K. operations increased 13% as a large non-recurring
prior year shipment of hand sanitizers to the U.K. government’s health organization affected growth in the first quarter.
Sales in Brazil decreased 5% in this year’s second quarter, as an extended drought led to a significantly reduced corn crop and the associated testing, resulting in a large decrease in sales of aflatoxin test kits. For the six month period, sales at our Brazilian operations decreased 10%, primarily due to the reduced aflatoxin test kit sales and a large non-recurring
insecticide sale to a government health organization in the first quarter of the prior fiscal year. Neogen Latinoamerica sales rose 13% for the second quarter, primarily due to increases in natural toxins test kits, environmental sanitation, culture media and biosecurity products. Sales at Neogen China increased 28% and 42% for the three and six month periods, respectively, from new sales of Megazyme products and growth in genomics, as the commercial dairy, swine and sheep markets have increased sampling volumes. The Neogen Australasia location benefitted from increased genomics business with customers in the beef and sheep markets.
Service revenue, which includes genomics testing and other laboratory services, was $24.4 million in the second quarter of fiscal 2022, an increase of 9% over prior year second quarter revenues of $22.5 million. For the six month period, service revenue was $48.7 million, an increase of 11% over prior year revenues of $43.9 million. The growth for both the quarter and year to date periods was led by increases in revenues at our Australia, China, U.K., Brazil and Canada genomics operations; growth in our domestic operation was reduced by lower volumes of companion animal samples, the result of difficult comparison from large increases in the prior year.

Revenues

	Three Months Ended November 30,
			Increase/
(in thousands)	2021	2020	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$21,028	$20,001	$1,027	5%
Bacterial & General Sanitation	12,252	11,235	1,017	9%
Culture Media & Other	19,935	14,215	5,720	40%
Rodenticides, Insecticides & Disinfectants	8,232	7,059	1,173	17%
Genomics Services	5,685	5,024	661	13%

	$67,132	$57,534	$9,598	17%
Animal Safety
Life Sciences	$1,309	$1,398	$(89)	(6)%
Veterinary Instruments & Disposables	15,572	11,974	3,598	30%
Animal Care & Other	10,849	9,371	1,478	16%
Rodenticides, Insecticides & Disinfectants	18,269	18,471	(202)	(1)%
Genomics Services	17,386	16,252	1,134	7%

	$63,385	$57,466	$5,919	10%

Total Revenues	$130,517	$115,000	$15,517	13%

	Six Months Ended November 30,
			Increase/
(in thousands)	2021	2020	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$41,432	$39,016	$2,416	6%
Bacterial & General Sanitation	23,421	21,166	2,255	11%
Culture Media & Other	37,981	26,387	11,594	44%
Rodenticides, Insecticides & Disinfectants	15,882	15,888	(6)	0%
Genomics Services	11,138	9,262	1,876	20%

	$129,854	$111,719	$18,135	16%
Animal Safety
Life Sciences	$2,672	$2,723	$(51)	(2)%
Veterinary Instruments & Disposables	30,909	22,349	8,560	38%
Animal Care & Other	20,068	17,029	3,039	18%
Rodenticides, Insecticides & Disinfectants	40,418	38,385	2,033	5%
Genomics Services	34,901	32,120	2,781	9%

	$128,968	$112,606	$16,362	15%

Total Revenues	$258,822	$224,325	$34,497	15%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category increased 5% and 6% for the three and six month periods ended November 30, 2021, respectively, compared to the same periods in the prior year. In the second quarter, sales of our natural toxin test kits rose 10% as higher sales in the domestic pet food market and Europe were partially offset by lower aflatoxin sales in Brazil, as a drought significantly reduced crop size and associated testing. Sales of allergen test kits rose 6% in the second quarter, while sales of our drug residue test kits declined 23% due to the termination of a European distribution agreement and competitive pressure within the marketplace.
Bacterial
 & General Sanitation –
Revenues in this category increased 9% and 11% for the second quarter and for the year to date, compared to the same periods in the prior year. In the second quarter, sales of products to detect spoilage organisms in processed foods increased 22%, resulting from sales of our new instrument which continued to gain market acceptance after launching over a year ago. Sales of our AccuPoint sanitation monitoring product line increased 8% in the second quarter as strong sales of our new reader partially offset lower sales of consumables due to supply issues. Sales of products to detect pathogens increased 3% in the second quarter.
Culture Media
 & Other –
Sales in this category increased 40% in the quarter ended November 30, 2021 compared to the second quarter in the prior year; for the six month period, sales increased 44%. Excluding sales from the December 2020 acquisition of Megazyme, Veterinary which are reported in this category, sales increased 17% and 19% for the three and six month periods, respectively. This category includes sales of instruments and other veterinary products at some of our international locations; these sales increased significantly over the prior year due to recovering markets and expanded market share. Sales of Neogen Culture Media products increased 11% in the second quarter as our new workflow, One Broth One Plate, continued to drive increased sales to commercial labs in the U.K.; the growth was partially offset by a decline in domestic sales due to non-recurring
business in the prior year. For the six month period, Neogen Culture Media sales increased 22%, due to strength in the U.K. and also a large domestic sale to a vaccine manufacturer in the first quarter.
Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 17% in the second quarter of fiscal 2022 compared to the same period a year ago, due primarily to continued strength in cleaners and disinfectants into Asia resulting from increased demand from the African swine fever outbreak in that region; there was also higher sales of rodenticides in Mexico. For the year to date, sales were flat, with the previously discussed increases being offset by large non-recurring
sales of hand sanitizers in the U.K. and insecticides in Brazil in the first quarter of the prior fiscal year.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations increased 13% and 20% for the three and six month periods ended November 30, 2021, respectively. The increase in the second quarter was from overall strength at our labs in the U.K., Brazil and China as improved economic conditions in several markets have contributed to increased testing.
Animal Safety
Life Sciences –
Sales in this category decreased 6% in the second quarter, compared to the same period in the prior year; for the year to date, the decrease in this product line was 2%. The decline in both periods was due primarily to the loss of hair testing business with a large U.S. commercial laboratory that moved to a different testing platform.
Veterinary Instruments
 & Disposables –
Revenues in this category increased 30% for the three month period ended November 30, 2021, led by a large increase sales of in veterinary instruments, including needles and syringes, resulting from recently won private label business; revenues increased 38% for the year to date.
Animal Care
 & Other –
Sales of these products increased 16% and 18% in the three and six month periods ended November 30, 2021, respectively. Excluding the contribution of parasiticides from the September acquisition of CAPInnovet, revenues in this category increased 13% in the second quarter, primarily due to strength in equine and companion animal markets. Additionally, we continued to regain customers with our recently re-launched
ThyroKare
™
product. Partially offsetting these gains was a decline in sales of dairy supplies of 67% and 76% for the quarter and year to date periods, respectively, due to the June 2020 termination of an agreement in which we distributed these types of products for a large manufacturer of dairy equipment.

Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category decreased 1% for the three month period ended November 30, 2021, resulting from a 14% decrease in rodenticide sales due to supply constraints and a non-outbreak
year. Insecticide sales rose 46% in the quarter, led by growth in the StandGuard
®
product line acquired in July 2020. Cleaners and disinfectants sales decreased 2% due to a difficult prior year comparison that included a large non-recurring
sale. Sales of these products for the year to date period increased 5%, as compared to a year ago, for the same reasons.
Genomics Services –
Sales in this category increased 7% and 9% in the second quarter and the year to date periods, each compared to the prior year. The growth in both periods was led by increases in beef and sheep testing in Australia due to improved market conditions and higher sample volumes from domestic dairy and beef cattle and poultry customers. Growth in both the three and six month periods was partially offset by lower domestic companion animal revenues due to difficult prior year comparisons.
Gross Margin
Gross margin, expressed as a percentage of sales, was 46.4% in the second quarter of fiscal 2022 compared to 46.3% in the same quarter a year ago. The slight change in gross margin percentage is the result of a 30 basis point improvement in Food Safety gross margins, partially offset by a 20 basis point decline in gross margin percentage in the Animal Safety segment. The primary driver of the improved Food Safety gross margin percentage was incremental revenue from the Megazyme product line; these products generate higher gross margins than the average in this segment. In the Animal Safety segment, the slight decline in gross margin percentage was the result of lower sales of higher margin rodenticide products due to a lessening of vole pressure across the domestic market, and a reduction in genomics service revenues in the domestic companion animal markets. Within each segment, higher raw material and freight costs, resulting from continued supply chain issues across most of our markets, put downward pressure on gross margins. The company has taken pricing actions where appropriate in response to these cost increases. For the year to date, gross margin was 46.6% compared to 46.1% in the prior year, for the same reasons.
Operating Expenses
Operating expenses were $48.1 million in the second quarter, compared to $34.0 million in the same quarter of the prior year, an increase of $14.2 million, or 42%. Legal, consulting and other professional fees totaling $9.3 million were incurred in the second quarter in conjunction with due diligence and negotiation of terms for the proposed business combination with 3M’s Food Safety business, which was announced on December 14, 2021. Excluding costs related to the transaction, run rate operating expenses were $38.8 million, an increase of 14% compared to the prior year. For the six month period ended November 30, 2021, excluding the $9.3 million in deal costs, operating expenses were $77.1 million, an increase of 18% compared to the prior year.
Sales and marketing expenses increased $3.5 million, or 20%, in the second quarter, primarily due to increases in personnel related expenses, the result of higher sales volumes and headcount. Additionally, travel, trade shows and other customer facing activities have continued to rise, the result of easing of restrictions in a number of our markets due to the
COVID-19
pandemic; for the year to date, sales and marketing expenses increased 22% compared to the same period last year.
General and administrative expense increased $10.4 million in the second quarter, primarily the result of $9.3 million in legal, consulting and other professional fees resulting from due diligence efforts and negotiation of terms relating to the proposed transaction with 3M referenced above. Run rate general and administrative expenses rose $1.1 million, or 9%, due primarily to increases in salaries and bonuses resulting from improved operating performance and additional senior management hires, higher amortization expenses from the Megazyme and CAPInnovet acquisitions, increased stock based compensation expense and higher depreciation and license fees relating to information technology infrastructure and software. These increases were partially offset by $1 million in spending on strategic consulting, legal and other professional fees related to acquisition activity in the prior year second quarter for businesses which we were not ultimately successful in acquiring. Year to date, run rate general and administrative expenses increased 15%, for the same reasons.
Research and development expense was $4.3 million in the second quarter, an increase of $270,000, or 7%, compared to the same period in the prior year. The increase was primarily the result of incremental costs of personnel absorbed from the Megazyme acquisition and outside service costs for development spending on new products. For the year to date, research and development expenses increased 9% over the same period last year, for the same reasons.

Operating Income
Operating income was $12.5 million in the second quarter of fiscal 2022, compared to $19.2 million in the same period of the prior year; year to date operating income was $34.2 million compared to $38.1 million in the prior year. Expressed as a percentage of sales, operating income was 9.6% for the second quarter and 13.2% for the year to date, compared to 16.7% and 17.0%, respectively, for the same periods in the prior year. Adjusting for the $9.3 million in transaction costs resulting from the proposed 3M transaction, operating income was 16.7% in the second quarter and 16.8% for the year to date.
Other Income

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(dollars in thousands)	2021	2020	2021	2020
Interest income (net of expense)	$217	$555	$420	$1,277
Foreign currency transactions	167	(432)	15	(256)
Insurance settlement	—	309	—	—
Legal settlement	—	(300)	—	—
LGS contingent consideration	(135)	—	(135)	—
Other	210	(42)	141	(16)

Total Other Income	$459	$90	$441	$1,005

The decrease in interest income in the six month period of fiscal 2022 compared to the same period a year ago was the result of continued lower yields on our marketable securities balances. Other income or expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate. In the second quarter of the current fiscal year, we recorded a charge of $135,000 for additional contingent consideration in the final payment to the former owner of Livestock Genomic Services.
Income Tax Expense
Income tax expense in the second quarter of fiscal 2022 was $2.1 million, an effective tax rate of 16.2%, compared to $3.5 million, an effective tax rate of 17.8%, in the same period of the prior year. For the year to date, income tax expense was $6.8 million, an effective rate of 19.5%, in fiscal 2022 and $7.4 million, an effective rate of 18.9%, in fiscal 2021. For each period, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; this benefit was $859,000 in the second quarter of fiscal 2022 compared to $1,060,000 in the second quarter of the prior year. For the year to date, the benefit was $874,000 in fiscal 2022 compared to $1,481,000 in fiscal 2021. The decrease in the effective tax rate for the second quarter was primarily due to lower taxable income resulting from fees related to the 3M combination. The increase in effective rate for the year to date period is the result of lower benefit from stock option exercises and a $548,000 charge to expense in the first quarter because the U.K. enacted a higher tax rate effective in 2023. Since our deferred tax balances at this operation are expected to reverse in the future at the higher tax rate, we were required to revalue them when the new rate was passed.
Net Income
Net income was $10.9 million in the second quarter of fiscal 2022, compared to $15.9 million in the same period in the prior year. The decline in earnings for this year’s second quarter was the result of $9.3 million in legal, consulting and other professional fees from the intended transaction with 3M. Excluding those charges, net income rose 14% in the second quarter of fiscal 2021 compared to the same period in the prior year. For the year to date, net income was $27.9 million, a decrease of 12% compared to $31.7 million in the prior year; excluding the $9.3 million of expense, net income rose 11% year to date. Six month net income in fiscal 2022 was also negatively impacted by a higher effective tax rate.

Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $389.2 million at November 30, 2021, compared to $381.1 million at May 31, 2021. Approximately $41.1 million was generated from operations during the first six months of fiscal 2022 and spent $26.9 million on acquisitions. Net cash proceeds of $6.6 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first six months of fiscal 2022. We spent $5.2 million for property, equipment and other non-current
assets in the first half of fiscal 2022.
Net accounts receivable balances were $92.5 million at November 30, 2021, an increase of $700,000, compared to $91.8 million at May 31, 2021. Days’ sales outstanding, a measurement of the time it takes to collect receivables, were 63 days at November 30, 2021, compared to 66 days at May 31, 2021 and 61 days at November 30, 2020. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, we have not experienced an appreciable increase in bad debt write offs.
Net inventory was $107.1 million at November 30, 2021, an increase of $6.4 million, compared to a May 31, 2021 balance of $100.7 million. The two acquisitions completed in the second quarter added approximately $1.0 million to our inventory balance. Additionally, we have been increasing inventory levels recently in an effort to reduce freight costs and prevent backorders, as shipments are taking longer and some suppliers are requiring higher orders due to their supply constraints.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at November 30, 2021, along with available borrowings under our credit facility and cash expected to be generated from operations, will be sufficient to fund activities for the remainder of the current fiscal year. However, existing cash and borrowing capacity will be insufficient to meet cash requirements for our planned combination with the 3M Food Safety business, which is currently expected to close in the third quarter of calendar year 2022. The transaction will be funded by issuing equity securities to 3M’s shareholders and borrowing approximately $1 billion in cash under an agreement with JPMorgan Chase.

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
The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	November 30, 2021	Impact
(dollars in thousands)
Foreign Currency - Revenue	10% Decrease in exchange rates	$5,414	Earnings
Foreign Currency - Hedges	10% Decrease in exchange rates	1,959	Earnings
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Dated: December 30, 2021

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: December 30, 2021

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)