Form 10-Q
period 2022-02-28
NEOGEN CORP
filed 2022-04-01
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 v

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022.
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
of the Exchange Act):    YES  ☐    NO  ☒
As of February 28, 2022 there were 107,818,159 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	February 28,	May 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$42,879	$75,602
Marketable securities	335,560	305,485
Accounts receivable, less allowance of $1,600 and $1,400 at February 28, 2022 and May 31, 2021, respectively	92,978	91,823
Inventories	113,395	100,701
Prepaid expenses and other current assets	24,821	17,840

Total Current Assets	609,633	591,451
Net Property and Equipment	104,699	100,453
Other Assets
Right of use assets	2,762	2,477
Goodwill	150,029	131,476
Other non-amortizable intangible assets	15,451	15,545
Amortizable intangible and other assets, net of accumulated amortization of $53,838 and $53,462 at February 28, 2022 and May 31, 2021, respectively	96,613	76,771
Other non-current assets	2,018	2,019

Total Assets	$981,205	$920,192

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$23,548	$23,900
Accrued compensation	9,655	11,251
Income taxes	0	1,848
Other accruals	32,507	16,600

Total Current Liabilities	65,710	53,599
Deferred Income Taxes	21,196	21,917
Other Non-Current Liabilities	18,755	4,299

Total Liabilities	105,661	79,815
Commitments and Contingencies (note 10)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 107,818,159 and 107,468,304 shares issued and outstanding at February 28, 2022 and May 31, 2021, respectively	17,251	17,195
Additional paid-in capital	307,780	294,953
Accumulated other comprehensive loss	(22,439)	(11,375)
Retained earnings	572,952	539,604

Total Stockholders’ Equity	875,544	840,377

Total Liabilities and Stockholders’ Equity	$981,205	$920,192

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenues
Product revenues	$101,566	$92,816	$311,701	$273,288
Service revenues	26,678	23,893	75,365	67,746

Total Revenues	128,244	116,709	387,066	341,034
Cost of Revenues
Cost of product revenues	56,550	49,466	167,650	145,336
Cost of service revenues	14,282	13,394	41,402	38,333

Total Cost of Revenues	70,832	62,860	209,052	183,669

Gross Margin	57,412	53,849	178,014	157,365
Operating Expenses
Sales and marketing	21,477	18,693	63,220	52,938
General and administrative	24,997	15,146	60,985	38,343
Research and development	4,561	4,236	13,218	12,170

Total Operating Expenses	51,035	38,075	137,423	103,451

Operating Income	6,377	15,774	40,591	53,914
Other Income (Expense)
Interest income	314	294	741	1,571
Other expense	(48)	(91)	(34)	(363)

Total Other Income	266	203	707	1,208

Income Before Taxes	6,643	15,977	41,298	55,122
Provision for Income Taxes	1,200	2,600	7,950	10,000

Net Income	$5,443	$13,377	$33,348	$45,122

Net Income Per Share
Basic	$0.05	$0.13	$0.31	$0.42

Diluted	$0.05	$0.12	$0.31	$0.42

Weighted Average Shares Outstanding
Basic	107,818	106,826	107,648	106,264
Diluted	108,133	107,390	108,130	106,768
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Net income	$5,443	$13,377	$33,348	$45,122
Other comprehensive income (loss), net of tax:
foreign currency translations	2,789	360	(9,482)	5,419
Other comprehensive loss, net of tax:
unrealized loss on marketable securities	(993)	(115)	(1,582)	(552)

Total comprehensive income	$7,239	$13,622	$22,284	$49,989

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance, June 1, 2021	107,468	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options and share-based compensation expense	6	1	1,838	—	—	1,839
Issuance of shares under employee stock purchase plan	19	3	896	—	—	899
Net income for the three months ended August 31, 2021	—	—	—	—	17,077	17,077
Other comprehensive loss for the three months ended August 31, 2021	—	—	—	(4,829)	—	(4,829)

Balance, August 31, 2021	107,493	17,199	297,687	(16,204)	556,681	$855,363
Exercise of options and share-based compensation expense	275	44	7,272	—	—	7,316
Net income for the three months ended November 30, 2021	—	—	—	—	10,828	10,828
Other comprehensive loss for the three months ended November 30, 2021	—	—	—	(8,031)	—	(8,031)

Balance, November 30, 2021	107,768	17,243	304,959	(24,235)	567,509	$865,476
Exercise of options and share-based compensation expense	26	4	1,848	—	—	1,852
Issuance of shares under employee stock purchase plan	24	4	973	—	—	977
Net income for the three months ended February 28, 2022	—	—	—	—	5,443	5,443
Other comprehensive income for the three months ended February 28, 2022	—	—	—	1,796	—	1,796

Balance, February 28, 2022	107,818	17,251	307,780	(22,439)	572,952	$875,544

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance, June 1, 2020	105,892	$16,943	$249,221	$(19,709)	$478,722	$725,177
Exercise of options and share-based compensation expense	172	28	5,811	—	—	5,839
Issuance of shares under employee stock purchase plan	18	3	665	—	—	668
Net income for the three months ended August 31, 2020	—	—	—	—	15,860	15,860
Other comprehensive income for the three months ended August 31, 2020	—	—	—	4,002	—	4,002

Balance, August 31, 2020	106,082	$16,974	$255,697	$(15,707)	$494,582	$751,546
Exercise of options and share-based compensation expense	406	64	9,279	—	—	9,343
Net income for the three months ended November 30, 2020	—	—	—	—	15,885	15,885
Other comprehensive income for the three months ended November 30, 2020	—	—	—	621	—	621

Balance, November 30, 2020	106,488	17,038	264,976	(15,086)	510,467	777,395
Exercise of options and share-based compensation expense	386	62	10,968	—	—	11,030
Issuance of shares under employee stock purchase plan	20	4	716			720
Issuance of shares for Megazyme acquisiton	128	20	4,896			4,916
Net income for the three months ended February 28, 2021	—	—	—	—	13,377	13,377
Other comprehensive income for the three months ended February 28, 2021	—	—	—	245	—	245

Balance, February 28, 2021	107,022	17,124	281,556	(14,841)	523,844	807,683

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	February 28,
	2022	2021
Cash Flows From Operating Activities
Net Income	$33,348	$45,122
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,833	15,107
Share-based compensation	5,045	4,773
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(883)	1,019
Inventories	(11,956)	3,328
Prepaid expenses and other current assets	(3,824)	(1,908)
Accounts payable, accruals and other changes	8,085	(8,321)

Net Cash From Operating Activities	47,648	59,120
Cash Flows For Investing Activities
Purchases of property, equipment and other non-current intangible assets	(11,891)	(19,393)
Proceeds from the sale of marketable securities	284,367	602,233
Purchases of marketable securities	(314,442)	(604,694)
Business acquisitions, net of cash acquired	(38,164)	(52,000)

Net Cash For Investing Activities	(80,130)	(73,854)
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	7,842	22,801

Net Cash From Financing Activities	7,842	22,801
Effect of Foreign Exchange Rates on Cash	(8,083)	(854)

Net Increase (Decrease) In Cash and Cash Equivalents	(32,723)	7,213
Cash and Cash Equivalents, Beginning of Period	75,602	66,269

Cash and Cash Equivalents, End of Period	$42,879	$73,482

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended February 28, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2022. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
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
ASU 2019-12, Income
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
Right-of-use
assets are recorded in other assets on our consolidated balance sheets. Current and non-current
lease liabilities are recorded in other accruals within current liabilities and other non-current
liabilities, respectively, on our consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. The right-of-use
assets were $2,762,000 and $2,477,000 at February 28, 2022 and May 31, 2021, respectively. The total current and non-current
lease liabilities were $2,781,000 and $2,492,000 at February 28, 2022 and May 31, 2021, respectively.
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

2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $42,879,000 and $75,602,000 at February 28, 2022 and May 31, 2021, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at February 28, 2022. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.
Marketable Securities as of February 28, 2022 and May 31, 2021 are listed below by classification and remaining maturities.

		February 28,	May 31,
(in thousands)	Maturity	2022	2021
Commercial Paper & Corporate Bonds	0 - 90 days	94,740	106,631
	91 - 180 days	85,373	78,727
	181 days - 1 year	57,310	87,590
	1 - 2 years	97,887	26,752
Certificates of Deposit	0 - 90 days	250	3,262
	91 - 180 days	—	1,260
	181 days - 1 year	—	1,263
	1 - 2 years	—	—

Total Marketable Securities		$335,560	$305,485

The components of marketable securities at February 28, 2022 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Commercial Paper & Corporate Bonds	337,159	7	(1,856)	335,310
Certificates of Deposit	250	—	—	250

Total Marketable Securities	$337,409	$7	$(1,856)	$335,560

The components of marketable securities at May 31, 2021 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Commercial Paper & Corporate Bonds	299,524	209	(33)	299,700
Certificates of Deposit	5,755	30	—	5,785

Total Marketable Securities	$305,279	$239	$(33)	$305,485

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

	February 28,	May 31,
(in thousands)	2022	2021
Raw materials	$54,747	$47,588
Work-in-process	6,314	6,412
Finished and purchased goods	52,334	46,701

	$113,395	$100,701

4. REVENUE RECOGNITION
The Company determines the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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

The following table presents disaggregated revenue by major product and service categories for the three and nine month periods ended February 28, 2022 and 2021:

	Three Months ended February 28,		Nine Months ended February 28,
(in thousands)	2022	2021	2022	2021
Food Safety
Natural Toxins, Allergens & Drug Residues	$17,965	$18,255	$59,397	$57,271
Bacterial & General Sanitation	11,288	10,335	34,709	31,502
Culture Media & Other	18,145	16,094	56,136	42,480
Rodenticides, Insecticides & Disinfectants	9,577	8,436	25,459	24,324
Genomics Services	5,781	5,304	16,909	14,566

	$62,756	$58,424	$192,610	$170,143
Animal Safety
Life Sciences	$1,339	$1,399	$4,011	$4,122
Veterinary Instruments & Disposables	17,047	12,494	47,956	34,843
Animal Care & Other	9,449	8,873	29,517	25,902
Rodenticides, Insecticides & Disinfectants	18,359	18,085	58,777	56,470
Genomics Services	19,294	17,434	54,195	49,554

	$65,488	$58,285	$194,456	$170,891

Total Revenues	$128,244	$116,709	$387,066	$341,034

5. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$5,443	$13,377	$33,348	$45,122
Denominator for basic net income per share:
Weighted average shares	107,818	106,826	107,648	106,264
Effect of dilutive stock options and RSUs	315	564	482	504

Denominator for diluted net income per share	108,133	107,390	108,130	106,768
Net income attributable to Neogen per share:
Basic	$0.05	$0.13	$0.31	$0.42

Diluted	$0.05	$0.12	$0.31	$0.42

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the three months ended February 28, 2022
Product revenues to external customers	$55,372	$46,194	$—	$101,566
Service revenues to external customers	7,384	19,294	—	26,678

Total revenues to external customers	62,756	65,488	—	128,244
Operating income (loss)	8,191	10,783	(12,597)	6,377
Total assets	302,605	298,854	379,746	981,205
As of and for the three months ended February 28, 2021
Product revenues to external customers	$51,965	$40,851	$—	$92,816
Service revenues to external customers	6,459	17,434	—	23,893

Total revenues to external customers	58,424	58,285	—	116,709
Operating income (loss)	7,911	11,657	(3,794)	15,774
Total assets	287,690	239,179	353,347	880,216

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions
.

			Corporate and
	Food	Animal	Eliminations
(in thousands)	Safety	Safety	(1)	Total
As of and for the nine months ended February 28, 2022
Product revenues to external customers	$171,439	$140,261	$—	$311,700
Service revenues to external customers	21,171	54,195	—	75,366

Total revenues to external customers	192,610	194,456	—	387,066
Operating income (loss)	29,216	36,246	(24,871)	40,591
As of and for the nine months ended February 28, 2021
Product revenues to external customers	$151,951	$121,337	$—	$273,288
Service revenues to external customers	18,192	49,554	—	67,746

Total revenues to external customers	170,143	170,891	—	341,034
Operating income (loss)	24,834	36,068	(6,988)	53,914
(1) Includes elimination of intersegment transactions.
The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended		Nine months ended
	February 28,		February 28,
(in thousands)	2022	2021	2022	2021
Domestic	$77,297	$70,387	$231,454	$207,544
International	50,947	46,322	155,612	133,490

Total revenue	128,244	116,709	387,066	341,034

7. EQUITY COMPENSATION PLANS
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the nine months ended February 28, 2022 follows:

		Weighted-
		Average
(Options in thousands)	Shares	Exercise Price
Options outstanding June 1, 2021	2,957	$30.38
Granted	393	40.93
Exercised	(276)	22.69
Forfeited	(27)	31.18

Options outstanding February 28, 2022	3,047	$32.43
During the three and nine month periods ended February 28, 2022 and 2021, the Company recorded $1,607,000 and $1,581,000 and $5,045,000 and $4,773,000, respectively, of compensation expense related to its share-based awards.

The weighted-average fair value per share of stock options granted during the first nine months of fiscal years 2022 and 2021, estimated on the date of grant using the Black-Scholes option pricing model, was $9.54 and $7.71, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY 2022	FY 2021
Risk-free interest rate	0.4%	0.2%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.8%	31.3%
Expected option life	3.12 years	3.25 years
The company grants restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods. The current units are expensed straight-line over the remaining weighted-average period of 4.32 years. On February 28, 2022 there was $6,203,000 in unamortized compensation cost related to non-vested
RSUs.

		Weighted-
		Average
(Options in thousands)	Shares	Fair Value
RSUs outstanding June 1, 2021	121	$34.21
Granted	120	40.91
Released	(25)	34.24
Forfeited	(4)	35.61

RSUs outstanding February 28, 2022	212	$37.98
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
On December 30, 2020, the Company acquired all of the stock of Megazyme, Ltd, an Ireland-based company, and its wholly-owned subsidiaries, U.S.-based Megazyme, Inc. and Ireland-based Megazyme IP. Megazyme is a manufacturer and supplier of diagnostic assay kits and enzymes to measure dietary fiber, complex carbohydrates and enzymes in food and beverages as well as animal feeds. This acquisition has allowed Neogen to expand its commercial relationships across food, feed and beverage companies, and provide additional food quality diagnostic products to commercial labs and food science research institutions. Consideration for the purchase was net cash of $39.8 million paid at closing, $8.6 million of cash placed in escrow payable to the former owner in two installments in two and four years, $4.9 million of stock issued at closing, and up to $2.5 million of contingent consideration, payable in two installments over one year, based upon an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,376,000, inventory of $5,595,000, net property, plant and equipment of $12,599,000, prepayments of $69,000, accounts payable of $4,000, other current liabilities of $1,815,000, contingent consideration accrual of $2,458,000, non-current
liabilities of $319,000,
non-current
deferred tax liabilities of $3,306,000, intangible assets of $22,945,000 (with an estimated life of
15-20
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. In February 2021, the former owner was paid $1,229,000 for the first installment of contingent consideration, based upon the achievement of sales targets. In January 2022, the former order was paid $1,120,000 for the second installment of contingent consideration, also based upon the achievement of sales targets, less a deduction of $120,000 related to a prior period tax adjustment. The Irish companies continue to operate from their current locations in Bray, Ireland, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation. The company’s U.S. business is managed by our Lansing-based Food Safety team.
On September 17, 2021, the Company acquired the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provides entry into the retail parasiticide market and enhances the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17.9 million paid at closing, including $150,000 of cash placed in escrow payable to the former owners in twelve months. There is also the potential for performance milestone payments to the former owners of up to $6.5 million and the Company could incur up to $14.5 million in future royalty payments. The preliminary purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308,000, inventory of $482,000, prepayments of $296,000, accounts payable of $120,000, other current liabilities of $132,000, non-current
liabilities of $13.9 million, intangible assets of $21.0 million (with an estimated life of
15-20
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.
On November 30, 2021, the Company acquired the stock of Delf (U.K.) Ltd., a United Kingdom-based manufacturer and supplier of animal hygiene and industrial cleaning products, and Abbott Analytical Ltd., a related service provider. This acquisition will expand the Company’s line of dairy hygiene products and will enhance our cleaner and disinfectant product portfolio. Consideration for the purchase was net cash of $9.5 million paid at closing, including $722,000 of cash placed in escrow payable to the former owner in one year. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,059,000, inventory of $891,000, net property, plant and equipment of $152,000, prepayments of $31,000, accounts payable of $497,000, other current liabilities of $378,000, non-current
deferred tax liabilities of $669,000, intangible assets of $2.6 million (with an estimated life of
10-15
years) and the remainder to goodwill
(non-deductible
for tax purposes). These values are Level 3 fair value measurements. The companies continue to operate from their current location in Liverpool, England, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation.
On December 9, 2021, the Company acquired the stock of Genetic Veterinary Sciences, Inc., a companion animal genetic testing business providing genetic information for dogs, cats and birds to animal owners, breeders and veterinarians. This acquisition will further expand the Company’s presence in the companion animal market. Consideration for the purchase was $11.4 million in net cash. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $38,000, inventory of $523,000, net property, plant and equipment of $400,000, prepayments of $55,000, accounts payable of $297,000, unearned revenue of $1.6 million, other current liabilities of $287,000, intangible assets of $5.0 million (with an estimated life of
10-15
years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The business is
operated from its current location in Spokane, Washington, reporting within the Animal Safety segment.
On December 13, 2021, the Company entered into a series of agreements to combine with 3M’s Food Safety business in a Reverse Morris Trust transaction, which is expected to close in the first quarter of our next fiscal year. Please refer to Forms

8-K,

dated December 14 and 15, 2021, Forms 425, dated December 14 and 15, 2021 and March 11, 2022, and
F
orm S-4, dated March 17, 2022, filed with the Securities and Exchange Commission for more information.
For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

9. LONG TERM DEBT
We have a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which expires on November 30, 2023. There were no advances against the line of credit during fiscal 2021 and there have been none thus far in fiscal 2022; there was no balance outstanding at February 28, 2022. Interest on any borrowings is at LIBOR plus 100 basis points (rate under the terms of the agreement was 1.24% at February 28, 2022). Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at February 28, 2022.
10. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated remaining liability for these costs was $916,000 at both February 28, 2022 and May 31, 2021, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has agreed to a pilot study in which chemical reagents are injected into the ground in an attempt to reduce on-site
contamination and is currently working with its consultant to design the system. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $300,000 as a current liability, and the remaining $616,000 is recorded in other non-current
liabilities in the consolidated balance sheets.
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
For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, effects of the ongoing
COVID-19
pandemic on our business, global business disruption caused by the Russia invasion in Ukraine and related sanctions, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In the first nine months of fiscal 2022,
COVID-19,
including new strains of the virus such as Delta and Omicron, continued to impact our business operations and financial results. A number of our food safety diagnostic product lines have been negatively impacted due to decreased demand in many of our customers’ businesses around the world, particularly those serving restaurants, bars and other institutional food service markets. Many of our markets across the world are recovering, but the pandemic has continued to adversely impact our customers and ultimately, our revenues. We have also experienced supply chain difficulties including vendor disruptions, border closures, shipping issues and significantly increased shipping costs; labor shortages and higher labor costs, as we have had to use staffing agencies and increase our base pay in many areas of the company to fill open positions; and restricted travel, which hinders our ability to connect with customers. During the current fiscal year, we have incurred less expense for travel, meals, trade shows and some other customer-facing marketing activities; some of these activities have resumed but have not yet returned to pre-pandemic
levels. Higher spend on shipping and labor are offsetting these savings.
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

Executive Overview

	Three Months ended February 28,			Nine Months ended February 28,
(in thousands)	2022	2021	%	2022	2021	%
Consolidated
Revenues	$128,244	$116,709	10%	$387,066	$341,034	13%
Organic Sales Growth			6%			10%
Food Safety
Revenues	$62,756	$58,424	7%	$192,610	$170,143	13%
Organic Sales Growth			4%			8%
Animal Safety
Revenues	$65,488	$58,285	12%	$194,456	$170,891	14%
Organic Sales Growth			9%			12%
% of International Sales	40%	40%		40%	39%
Effective Tax Rate	18.1%	16.3%		19.3%	18.1%
Net Income	$5,443	$13,377	-59%	$33,348	$45,122	-26%
Per Diluted Share	$0.05	$0.12		$0.31	$0.42
Cash from Operations				$47,648	$59,120

•	Food Safety organic sales exclude revenues from the acquisitions of Megazyme (December 2020) and Delf/Abbott Analytical (November 2021).

•	Animal Safety organic sales exclude revenues from the acquisitions of StandGuard (July 2020), CAPInnoVet (September 2021) and Genetic Veterinary Sciences (December 2021).

•
Net income decreased by $9.3 million and $10.6 million in the second and third quarters, respectively, of the current fiscal year primarily due to legal and consulting expenses for due diligence related to our recently announced agreement to combine with 3M’s Food Safety business.

International sales rose 10% in the third quarter of fiscal 2022 and increased 17% year to date, each compared to the same respective periods in the prior year. Excluding international sales from the Megazyme and Delf/Abbott Analytical acquisitions, the increase was 5% in the third quarter and 10% for the year to date. Revenue changes, expressed in percentages, for the three and nine month periods of fiscal 2022 compared to the same respective periods in the prior year are as follows for each of our international locations:

	Three Months Ended		Nine Months Ended
	February 28, 2022		February 28, 2022
	Revenue	Revenue	Revenue	Revenue
	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)	% Inc (Dec)
	USD	Local Currency	USD	Local Currency
U.K. Operations (including Neogen Italia)	16%	18%	14%	10%
Brazil Operations	(2)%	0%	(8)%	(8)%
Neogen Latinoamerica	1%	4%	12%	8%
Neogen Argentina	18%	44%	25%	59%
Neogen Uruguay	22%	27%	8%	11%
Neogen Chile	13%	28%	40%	46%
Neogen China	(17)%	(19)%	13%	9%
Neogen India	53%	57%	19%	20%
Neogen Canada	10%	10%	38%	33%
Neogen Australasia	20%	29%	32%	32%
Currency translations decreased comparative revenues by approximately $891,000 in the third quarter of fiscal 2022, due to currencies in several countries, including Australia, Argentina, the U.K., Mexico and Brazil, weakening relative to the U.S. dollar. For the year to date, comparative revenues were $2.4 million higher due to increased strength of the British pound and Mexican peso relative to the U.S. dollar in the first half of the fiscal year. Combined revenues at our U.K. operations increased 16% in the third quarter, with growth from strong cleaner and disinfectant sales into the U.K. and Asia and new culture media business with commercial laboratories in the U.K. that have adopted our recently launched One Broth One Plate workflow. For the nine month period, revenues at our U.K. operations increased 14%.
Sales in Brazil decreased 2% in this year’s third quarter; the Company is discontinuing sales of lower gross margin dairy drug residue test kits which further contributed to an unfavorable comparison against the prior year. For the nine month period, sales at our Brazilian operations were down 8%, due to the previously mentioned decrease in dairy drug residue test kit sales and a large insecticide shipment that occurred in the first quarter of the prior year. Neogen Latinoamerica sales rose 1% for the third quarter; 10% growth in Food Safety products was offset by a decrease in sales of rodent control products to a large customer, due to the timing of shipments. For the year to date, sales increased 12%, primarily due to increases in natural toxins test kits, environmental sanitation products, culture media and biosecurity products. Sales at Neogen China decreased 17% for the three month period as China’s “Zero COVID” strategy created lockdowns and restricted travel, which limited our ability to record sales. For the nine month period, sales in China increased 13% from new sales of Megazyme products and growth in genomics services, partially offset by a decrease in sales of biosecurity products in the third quarter. The Neogen Australasia location benefitted from increased genomics business with customers in the beef and sheep markets.
Service revenue, which includes genomics testing and other laboratory services, was $26.7 million in the third quarter of fiscal 2022, an increase of 12% over the prior year third quarter revenues of $23.9 million. For the nine month period, service revenue was $75.4 million, an increase of 11% over prior year revenues of $67.7 million. The growth for both the quarter and year to date periods was led by increases in revenues at our international genomics operations and domestic growth in our Food Safety lab services; revenues at our domestic genomics operation were reduced by lower volumes of companion animal samples, the result of a difficult comparison due to large increases in the prior year.

Revenues

	Three Months Ended February 28,
			Increase/
(in thousands)	2022	2021	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$17,965	$18,255	$(290)	(2)%
Bacterial & General Sanitation	11,288	10,335	953	9%
Culture Media & Other	18,145	16,094	2,051	13%
Rodenticides, Insecticides & Disinfectants	9,577	8,436	1,141	14%
Genomics Services	5,781	5,304	477	9%

	$62,756	$58,424	$4,332	7%
Animal Safety
Life Sciences	$1,339	$1,399	$(60)	(4)%
Veterinary Instruments & Disposables	17,047	12,494	4,553	36%
Animal Care & Other	9,449	8,873	576	6%
Rodenticides, Insecticides & Disinfectants	18,359	18,085	274	2%
Genomics Services	19,294	17,434	1,860	11%

	$65,488	$58,285	$7,203	12%

Total Revenues	$128,244	$116,709	$11,535	10%

	Nine Months Ended February 28,
			Increase/
(in thousands)	2022	2021	(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$59,397	$57,271	$2,126	4%
Bacterial & General Sanitation	34,709	31,502	3,207	10%
Culture Media & Other	56,136	42,480	13,656	32%
Rodenticides, Insecticides & Disinfectants	25,459	24,324	1,135	5%
Genomics Services	16,909	14,566	2,343	16%

	$192,610	$170,143	$22,467	13%
Animal Safety
Life Sciences	$4,011	$4,122	$(111)	(3)%
Veterinary Instruments & Disposables	47,956	34,843	13,113	38%
Animal Care & Other	29,517	25,902	3,615	14%
Rodenticides, Insecticides & Disinfectants	58,777	56,470	2,307	4%
Genomics Services	54,195	49,554	4,641	9%

	$194,456	$170,891	$23,565	14%

Total Revenues	$387,066	$341,034	$46,032	13%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category decreased 2% for the three month period and increased 4% for the nine month period ended February 28, 2022, respectively, compared to the same periods in the prior year. In the third quarter, a 12% increase in sales of allergen test kits was offset by a 55% decline in sales of dairy drug residue test kits, as we are discontinuing sales of certain lower margin products; sales of natural toxins test kits decreased 1%. For the year to date, sales of allergen test kits rose 11% and natural toxins test kits sales increased 5%, partially offset by a 33% decline in the drug residue product line, as compared to the same period in the prior year.
Bacterial
 & General Sanitation –
Revenues in this category increased 9% and 10% for the third quarter and for the year to date, compared to the same periods in the prior year. In the third quarter, sales of our AccuPoint
®
sanitation monitoring product line increased 16% aided by strong sales of our new reader. Sales of our Listeria Right Now
™
product continued to gain market share with an increase of 13%, while sales of products to detect spoilage organisms in processed foods increased 4%.
Culture Media
 & Other –
Sales in this category increased 13% in the quarter ended February 28, 2022 compared to the third quarter in the prior year; for the nine month period, sales increased 32%. Excluding sales from the December 2020 acquisition of Megazyme, which are reported in this category, sales increased 7% and 14% for the three and nine month periods, respectively. This category includes sales of veterinary instruments and other veterinary products at some of our international locations; these sales increased significantly over the prior year due to recovering markets and expanded market share. Sales of Neogen Culture Media products increased 11% in the third quarter as our new workflow, One Broth One Plate, continued to drive increased sales to commercial labs in the U.K. For the nine month period, Neogen Culture Media sales increased 18%, due to new business in the U.K. generated from our One Broth One Plate workflow; we also recorded a large domestic sale to a vaccine manufacturer in the first quarter of the current fiscal year.
Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 14% in the third quarter of fiscal 2022 compared to the same period a year ago, primarily due to the continued strength in sales of cleaners and disinfectants to Asia resulting from the African swine fever outbreak in that region increasing demand, and higher sales to a U.K.-based toll manufacturer. For the year to date, sales increased 5%.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations increased 9% and 16% for the three and nine month periods ended February 28, 2022, respectively. The increase in the third quarter resulted from overall strength at our labs in the U.K and Brazil as improved economic conditions in several markets have led to increased testing; our lab in China also contributed to the growth for the year to date period.
Animal Safety
Life Sciences –
Sales in this category decreased 4% in the third quarter, compared to the same period in the prior year; for the year to date, the decrease in this product line was 3%. The decline in both periods was primarily due to the loss of hair testing business with a large U.S. commercial laboratory that moved to a different testing platform and a decrease in workplace drug testing.
Veterinary Instruments
 & Disposables –
Revenues in this category increased 36% for the three month period ended February 28, 2022, led by a large increase in sales of veterinary instruments, including needles and syringes, resulting from recently won private label business; revenues increased 38% for the year to date.
Animal Care
 & Other –
Sales of these products increased 6% and 14% in the three and nine month periods ended February 28, 2022, respectively; excluding the contribution of parasiticides from the September acquisition of CAPInnoVet, revenues in this category increased 1% in the third quarter and 11% year to date. For both periods, the growth in our vitamin injectables and antibiotics product lines were partially offset by a decline in sales of dairy supplies due to the June 2020 termination of an agreement under which we distributed these types of products for a large manufacturer of dairy equipment.
Rodenticides, Insecticides
 & Disinfectants –
Revenues in this category increased 2% for the three month period ended February 28, 2022. Insecticide sales rose 11% in the quarter, led by strong demand in the farm and home channels, and cleaners and disinfectants sales increased 2%. These increases were somewhat offset by a 5% decrease in rodenticide sales due to a difficult comparison resulting from strong sales in the prior year. Sales in this product category for the year to date period increased 4%, as compared to a year ago, for the same reasons.

Genomics Services –
Sales in this category increased 11% and 9% in the third quarter and the year to date period, each compared to the prior year. The growth in both periods was led by increases in beef and sheep testing in Australia, due to improved market conditions and higher sample volumes from domestic dairy and beef cattle and poultry customers. Growth in both the three and nine month periods was partially offset by lower domestic companion animal revenues due to difficult prior year comparisons resulting from strong sales growth in those periods.
Gross Margin
Gross margin, expressed as a percentage of sales, was 44.8% in the third quarter of fiscal 2022 compared to 46.1% in the same quarter a year ago. The decline in gross margin percentage is the result of a 260 basis point decline in gross margin percentage in the Animal Safety segment; Food Safety gross margins remained constant compared to those in last year’s third quarter, as a favorable product mix shift was offset by increased overhead costs. In the Animal Safety segment, the decline in gross margin percentage at the raw material line was the result of a mix shift resulting from lower sales of higher margin rodenticide products, due to a lessening of vole pressure across the domestic market, and a reduction in genomics service revenues in the domestic companion animal markets. Each of those product lines experienced significant growth in the prior year periods, resulting in difficult comparisons in the current year. Within each segment, higher raw material and freight costs, which resulted from continued supply chain disruptions and ongoing issues related to
COVID-19
and its variants across most of our markets, put downward pressure on gross margins. The Company has taken pricing actions where appropriate in response to these cost increases. For the year to date, gross margin was 46.0% compared to 46.1% in the prior year, for the same reasons listed above.
Operating Expenses
Operating expenses were $51.0 million in the third quarter, compared to $38.1 million in the same quarter of the prior year, an increase of $12.9 million, or 34%. Legal, consulting and other professional fees totaling $10.6 million were incurred in the third quarter in conjunction with due diligence and negotiation of terms for our proposed business combination with 3M’s Food Safety business, which was announced on December 14, 2021. Excluding costs related to the transaction, run rate operating expenses for the third quarter were $40.4 million, an increase of 6% compared to the prior year. For the nine month period ended February 28, 2022, operating expenses were $137.4 million, an increase of 33% compared to the prior year. Legal, consulting and other professional fees totaling $19.9 million have been incurred year to date in conjunction with due diligence and negotiation of terms for the proposed business combination with 3M’s Food Safety business. Excluding the costs related to the transaction, run rate operating expenses year to date were $117.5 million, an increase of 14% compared to the prior year.
Sales and marketing expenses increased $2.8 million, or 15%, in the third quarter, primarily due to increases in personnel related expenses, the result of higher sales volumes and headcount. Additionally, travel, trade shows and other customer facing activities have continued to increase, the result of the easing of certain
COVID-19
pandemic restrictions in a number of our markets. Shipping expenses increased 10% for the quarter and were up 19% for the year to date on increased volume and rates; for the year to date, sales and marketing expenses increased 19% compared to the same period last year.
General and administrative expense increased $9.9 million in the third quarter, primarily the result of $10.6 million in legal, consulting and other professional fees resulting from due diligence efforts and negotiation of terms relating to the proposed transaction with 3M referenced above. In the prior year third quarter, $2.3 million was incurred on strategic consulting, legal and other professional fees for an acquisition which we the Company was unsuccessful in completing. After adjusting for these acquisition expenses, third quarter run rate general and administrative expenses increased $1,532,000, or 12%. Year to date run rate general and administrative expenses rose $5.4 million, or 15%. For each comparative period, increases were the result of higher salaries and bonuses resulting from improved operating performance and additional senior management hires, amortization expenses from the Megazyme, CAPInnoVet and Delf (U.K.) acquisitions and higher depreciation and license fees relating to information technology infrastructure and software.
Research and development expense was $4.6 million in the third quarter, an increase of $325,000, or 8%, compared to the same period in the prior year. The increase was primarily the result of compensation and other personnel related increases and, for the three month period, incremental costs of personnel absorbed from the GVS acquisition in December 2021. For the year to date, research and development expenses increased 9% over the same period last year; the increases were the result of compensation and other personnel related increases, and the incremental costs of personnel absorbed from the Megazyme and GVS acquisitions. For each comparative period, these increases were somewhat offset by decreased outside service costs for new reader development, as these products were launched in the prior year.

Operating Income
Operating income was $6.4 million in the third quarter of fiscal 2022, compared to $15.8 million in the same period of the prior year. Adjusting for $10.6 million in costs resulting from the proposed 3M transaction, operating income was $17.0 million for the third quarter. Year to date operating income was $40.6 million compared to $53.9 million in the prior year; excluding $19.9 million in
3M-related
costs, operating income was $60.5 million.. Expressed as a percentage of sales, operating income was 5% for the third quarter and 10.5% for the year to date, compared to 13.5% and 15.8%, respectively, for the same periods in the prior year. Adjusting for the costs resulting from the proposed 3M transaction, operating income was 13.2% for the third quarter and 15.6% for the year to date.
Other Income

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(dollars in thousands)	2022	2021	2022	2021
Interest income (net of expense)	$314	$294	$741	$1,571
Foreign currency transactions	(185)	(118)	(170)	(374)
Insurance settlement	—	—	—	309
Legal settlement	—	—	—	(300)
LGS contingent consideration	—	111	(135)	111
Other	137	(84)	271	(109)

Total Other Income	$266	$203	$707	$1,208

The decrease in interest income in the nine month period of fiscal 2022, compared to the same period a year ago was the result of lower yields on our marketable securities balances. Other income or expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate. In the second quarter of the current fiscal year, we recorded a charge of $135,000 for additional contingent consideration in the final payment to the former owner of Livestock Genomic Services.
Income Tax Expense
Income tax expense in the third quarter of fiscal 2022 was $1.2 million, an effective tax rate of 18.1%, compared to $2.6 million, an effective tax rate of 16.3%, in the same period of the prior year. For the year to date, income tax expense was $8.0 million, an effective rate of 19.3%, in fiscal 2022 and $10.0 million, an effective rate of 18.1%, in fiscal 2021. For each period, the primary difference between the statutory rate of 21% and the effective rates recorded is the benefit resulting from the exercise of stock options; due to lower exercises in the third quarter of the current fiscal year, this benefit was $33,000, compared to $1,083,000 in the third quarter of the prior year. For the year to date, the benefit was $907,000 in fiscal 2022 compared to $2,564,000 in fiscal 2021. Additionally, we incurred a $548,000 charge to expense in the first quarter of this fiscal year, due to the U.K. enacting a higher tax rate effective in April 2023. Since our deferred tax balances in the U.K. are expected to reverse in the future at the higher tax rate, we were required to revalue them when the new rate was passed.
Net Income
Net income was $5.4 million in the third quarter of fiscal 2022, compared to $13.4 million in the same period in the prior year. The decline in earnings for the year to date was the result of $10.6 million in legal, consulting and other professional fees from the intended transaction with 3M. Excluding those charges, net income rose 2% compared to the same period in the prior year. For the year to date, net income was $33.3 million, a decrease of 26% compared to $45.1 million in the prior year. The decline in earnings for year to date was the result of $19.9 million in legal, consulting and other professional fees from the intended transaction with 3M. Excluding those charges, net income rose 8% year to date compared to the same period in the prior year. Nine month net income in fiscal 2022 was also negatively impacted by a higher effective tax rate.

Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $378.4 million at February 28, 2022, compared to $381.1 million at May 31, 2021. Approximately $47.6 million was generated from operations during the first nine months of fiscal 2022 and we spent $38.2 million on business acquisitions. Net cash proceeds of $7.8 million were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first nine months of fiscal 2022. We spent $11.9 million for property, equipment and other non-current
assets in the first nine months of fiscal 2022.
Net accounts receivable balances were $93.0 million at February 28, 2022, an increase of $1.2 million, compared to $91.8 million at May 31, 2021. Days’ sales outstanding, a measurement of the time it takes to collect receivables, were 64 days at February 28, 2022, compared to 66 days at May 31, 2021 and 65 days at February 28, 2021. We have been carefully monitoring our customer receivables as the
COVID-19
pandemic has spread across our global markets; to date, we have not experienced an appreciable increase in bad debt write offs related to the pandemic.
Net inventory was $113.4 million at February 28, 2022, an increase of $12.7 million, compared to a May 31, 2021 balance of $100.7 million. The two acquisitions completed in the second quarter added approximately $2.0 million to our inventory balance. The higher inventory levels are reflective of the inflationary pressures on raw material costs. Additionally, we have been increasing inventory levels recently in an effort to reduce freight costs and prevent backorders, as shipments from vendors are taking longer and some suppliers are requiring higher minimum order levels due to their supply constraints.
Inflation and changing prices are not expected to have a material effect on operations, as management believes it will continue to be successful in offsetting increased input costs with price increases and/or cost efficiencies.
Management believes that our existing cash and marketable securities balances at February 28, 2022, along with available borrowings under our credit facility and cash expected to be generated from operations, will be sufficient to fund activities for the remainder of the current fiscal year. However, existing cash and borrowing capacity will be insufficient to meet cash requirements for our planned combination with the 3M Food Safety business, which is currently expected to close in the third quarter of calendar year 2022. The transaction will be funded by issuing common stock to 3M’s shareholders and borrowing approximately $1 billion in cash under a financing agreement with JPMorgan Chase.

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
Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Ireland, Italy, Brazil, Mexico, Guatemala, Argentina, Uruguay, Chile, China, India, Canada and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Guatemalan quetzal, Argentine peso, Uruguayan peso, Chilean peso, Chinese yuan, Indian rupee, Canadian dollar and Australian dollar, respectively. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS of our Annual Report on
Form 10-K
for the year ended May 31, 2021, our financial condition and results of operations could be adversely affected by currency fluctuations.
The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	February 28, 2022	Impact
(dollars in thousands)
Foreign Currency - Revenue	10% Decrease in exchange rates	$15,561	Earnings
Foreign Currency - Hedges	10% Decrease in exchange rates	1,973	Fair Value
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 10 “Commitments and Contingencies” of the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2021, except for the following risk factor, which has been added to reflect risks associated with current global conditions:
We are subject to risks relating to existing international operations and expansion into new geographical markets.
We focus on expanding sales globally as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenue. Neogen’s international operations are subject to general risks related to such operations, including:

•	political, social and economic instability and disruptions, including social unrest, geopolitical tensions, currency, inflation and interest rate uncertainties;

•	government export controls, economic sanctions, embargoes or trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	limitations on ownership and on repatriation or dividend of earnings;

•	transportation delays and interruptions;

•	labor unrest and current and changing regulatory environments;

•	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

•	difficulties in staffing and managing multi-national operations;

•	limitations on Neogen’s ability to enforce legal rights and remedies;

•	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks; and

•	fluctuations in foreign currency exchange rates.
If Neogen is unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, our reputation, our business, results of operations, financial condition and cash flows. In addition, the impact of such risks may be outside of Neogen’s control and could decrease our ability to sell products internationally, which could adversely affect our business, financial condition, results of operations or cash flows. For example, as a result of the ongoing military conflict between Russia and Ukraine and resulting heightened economic sanctions from the United States and the international community, Neogen has discontinued sales into Russia. The United States and other countries have imposed significant sanctions and could impose even wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the effect the sanctions announced to date may have on Neogen, any further sanctions imposed or actions taken by the United States or other countries, including any expansion of sanctions beyond Russia, could affect the global price and availability of raw materials, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.

I
tem
 6. Exhibits
(a) Exhibit Index

2.1
Agreement and Plan of Merger, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation, Neogen Corporation and Nova RMT Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.2
Separation and Distribution Agreement, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.3
Asset Purchase Agreement, by and between 3M Company and Neogen Corporation, dated as of December 13, 2021 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

3.1
Certificate of Amendment to Articles of Incorporation of Neogen Corporation filed on March 14, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on March 17, 2022).

10.1
Employee Matters Agreement, dated as of December 13, 2021, by and among Neogen Corporation, Garden SpinCo Corporation and 3M Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: April 1, 2022

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: April 1, 2022

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)