Form 10-K
period 2022-05-31
NEOGEN CORP
filed 2022-07-27
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

 Yes  ☐    No  ☒
Based on the closing sale price on November 30, 2021 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,324,743,564. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.
The number of outstanding shares of the registrant’s Common Stock was 107,837,730 on June 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 6, 2022 annual meeting of shareholders are incorporated by reference into part III of the Form
10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form
10-K,
including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors, including competition, recruitment and dependence on key employees, impact of weather on agriculture and food production, effects of the ongoing
COVID-19
pandemic on our business, global business disruption caused by the Russian invasion in Ukraine and related sanctions, results of operations, liquidity, financial condition and stock price, inflation, supply chain, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation, risks related to completion of the 3M transaction, and other risks detailed in item 1A. RISK FACTORS in this Form
10-K
and from time to time in the Company’s reports on file at the Securities and Exchange Commission (SEC), that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements.
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
On December 13, 2021, Neogen and 3M announced plans to merge 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction. The transaction is expected to close by the end of the third calendar quarter of 2022. See Note 3, Business Combinations, to the consolidated financial statements for further discussion.
Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodenticides, cleaners, disinfectants, insecticides and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace and human forensic markets.
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
, NeoCenter
™
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
LIFE SCIENCES:
Alert
®
,
K-Blue
®
,
K-Gold
®
, NeoSal
®
ANIMAL SAFETY:
Acid-A-Foam
™
,
Ag-Tek
®
, AluShield
™
, AquaPrime
®
, Assault
®
, Barnstorm
®
, BioCres
™
50, BioPhene
™
, BioQuat
™
, BotVax
®
, Breeder-Sleeve
®
, Calf Eze
™
, Chem-Tech, Ltd.
™
, Chem-Tech’s CT logo (with circle)
™
,
Chlor-A-Foam
™
, COMPANION
™
,
CT-511
®
, Cykill
™
, D3
™
Needles, DC&R
®
, DeciMax
®
,
Di-Kill
®
, Dr. Frank’s
®
,
Dy-Fly
®
, DX3
™
,
Dyne-O-Might
®
, ElectroJac
®
, ELISA Technologies (design)
®
, EqStim
®
, EquiSleeve
®
,
E-Z
Bond
™
,
E-Z
Catch
®
, Farm-Foam
™
, Farmphene
®
,
Final-Fly-T
®
,
Fly-Die
Defense
™
,
Fly-Die
Ultra
™
, Fura-Zone
®
, GenQuat
™
, Horse Sense
®
, Ideal
®
, ImmunoRegulin
®
, Iodis
®
, Jolt
®
,
LD-44
®
,
LD-44T
™
, MACLEOD
®
, Maxi Sleeve
®
, MaxKlor
®
, MegaShot
™
,
®
Viroxide Super
™
, Neogen
®
Viroxide Super and flask (design)
®
, NFZ
™
, Nu Dyne
®
, PanaKare
™
, Pantek
™
, Paradefense
®
, ParlorMint
™
, Parvosol
®
, Peraside
™
, Place Pack
®
, PolyPetite
™
, PolyShield
™
, PolySleeve
®
, Preserve
®
, Preserve International
®
, Preserve International(design)
®
, Prima
®
, Prima Marc
™
,

Prima-Shot
™
, Prima Tech
®
,
Pro-Fix
®
,
Pro-Flex
®
, Promar
™
,
Pro-Shot
™
,
PRO-TECT
6 MIL
®
, Protectus
™
, Provecta Advanced
®
, Prozap
®
, Prozap (stylized mark w/fancy Z)
™
,
PY-75
™
, Ramik
®
, RenaKare
™
, Rodex
™
,
Safe-T-Flex
™
, Siloxycide
®
, Spectrasol
™
, Squire
®
, Standguard
®
, Starlicide
®
,
Stress-Dex
®
, SureBond
®
, SureKill
®
,
Swine-O-Dyne
®
, Synergize
®
, Tetrabase
®
, Tetracid
®
, Tetradyne
®
, ThyroKare
™
,
Tri-Hist
®
, Paradefense
®
, Turbocide
®
, Turbocide Gold
®
, Uniprim
®
,
VAP-5
™
,
VAP-20
™
,
Vet-Tie
™
,
Vita-15
™
, War Paint
®
,
X-185
™
GENOMICS:
Deoxi
™
, Envigor
™
, GeneSeek
®
, Genomic Profiler
™
, Genomic Insight for Personalized Care
™
, Igenity
®
, Infiniseek
™
, SeekGain
™
, SeekSire
™
, Skimseek
™
, Early Warning
™
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
O157:H7,
Salmonella
,
Listeria
and
Campylobacter
. Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method that exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s pathogen detection method provides
DNA-definitive
results in a fraction of the time of other molecular detection methods. Our
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
Waterborne microorganisms.
Neogen offers the food and beverage industries, including water companies, several platforms for performing the microbial analysis of water. This includes Neogen’s filter tests, which are a combination of Neogen Filter membrane filtration and Neogen Culture Media ampouled media, and an easy-to-use
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
Food quality diagnostics.
Through the December 2020 acquisition of Ireland-based Megazyme, Ltd., Neogen supplies diagnostic kits and specialty enzymes used worldwide by quality control laboratories in the food, animal feed and beverage industries. Megazyme’s validated assays and reagents are used across various food industries such as the grain, wine and dairy markets, to measure dietary fibers, complex carbohydrates, simple sugars and organic acids, such as lactose.
Digital services.
Our food safety and risk management
software-as-a-service,
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
laboratories offer a variety of
fee-for-service
tests for the food and feed industries.
The majority of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. Our ability to produce high quality antibodies sets our products apart from immunoassay test kits produced and sold by other companies. Our kits are available in microwell formats, which allow for automated and rapid processing of a large number of samples, and lateral flow and other similar devices that provide distinct visual results. Typically, test kits use antibody-coated test devices and chemical reagents to indicate a positive or negative result for the presence of a target substance in a test sample; the simplicity of the tests makes them accessible to all levels of food producers, processors and handlers. Neogen also offers other testing methods and products to complement its immunoassay tests.
Our test kits are generally based on internally developed technology, licensed technology, or technology that is acquired as a result of acquisitions. In fiscal 2022, the Food Safety segment incurred expense totaling $1,779,000 for royalties for licensed technology used in our products, including expense of $800,000 for allergen products and $494,000 for the pathogen product line. Generally, royalty rates are in the range of 2% to 10% of revenues on products containing the licensed technology. Some licenses involve technology that is exclusive to Neogen’s use, while others are non-exclusive
and involve technology licensed to multiple licensees.
Neogen’s international operations in the U.K., Mexico, Guatemala, Brazil, Argentina, Uruguay, Chile, China and India originally focused on food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management at our international operations, and report through the Food Safety segment.
Revenues from Neogen’s Food Safety segment accounted for 49.3%, 50.0%, and 50.9% of our total revenues for fiscal years ended May 31, 2022, 2021 and 2020, respectively.
ANIMAL SAFETY SEGMENT
Neogen’s Animal Safety segment is primarily engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, a full suite of agricultural biosecurity products such as rodenticides, cleaners, disinfectants and insecticides, and genomics services.
Veterinary instruments.
Neogen markets a broad line of veterinary instruments and animal health delivery systems under the Ideal brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 Needles are stronger than conventional veterinary needles and are uniquely detectable by metal detectors at meat processing facilities — a potential market advantage in the safety-conscious beef and swine industries. Neogen’s Prima Tech product line consists of highly accurate devices used by farmers, ranchers and veterinarians to inject animals, provide topical applications and to use for oral administration. The Prima Tech line also includes products used in artificial insemination in the swine industry, animal identification products and handling equipment.

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
and Liver 7, which are used in the treatment and prevention of nutritional deficiencies. Neogen also markets Uniprim, a veterinary antibiotic, and, through the Company’s September 2021 acquisition of CAPInnoVet, Inc., several companion animal parasiticides.
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
Rodenticides.
Neogen’s comprehensive line of proven rodenticides, sold under brand names such as Ramik and Havoc, effectively address rodent problems of any size and serve as a critical component of an overall biosecurity plan for animal protein production operations. Neogen offers several rodenticide active ingredients including diphacinone, bromethalin, brodifacoum and zinc phosphide, formulated with food grade ingredients to generate the highest acceptance and most palatable bait possible.
Cleaners and disinfectants.
Used in animal and food production facilities, Neogen’s cleaners and disinfectants, including 904 Disinfectant,
Acid-A-Foam,
Synergize, BioPhene, Neogen Viroxide Super, and Companion, prevent disease outbreaks. The products are also used in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi and viruses. Neogen’s water line cleaner and disinfectant products, including Peraside, NeoKlor, AquaPrime and Siloxycide, are used to clean water lines and provide continuous disinfection of a livestock facility’s water supply.
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
Animal genomics services.
Neogen Genomics, formerly known as GeneSeek, provides value-added services to leading agricultural genetics providers, large national cattle associations, companion animal breed registries and direct to consumer canine genetic test providers, university researchers, and numerous commercial beef and dairy cattle, swine, sheep and poultry producers. With state-of-the-art
genomics laboratories and the comprehensive bioinformatics to interpret genomics test results, Neogen Genomics offers identity and trait determination and analysis. Our technology employs high-density DNA genotyping and genomic sequencing for identity and trait analysis in a variety of important animal and agricultural plant species. Our extensive bioinformatics database identifies and predicts an animal’s positive or negative traits based on DNA test results. This information has helped livestock producers increase the speed of genetic improvement in their herds and overall performance and quality of their animals. Neogen’s December 2021 acquisition of Genetic Veterinary Sciences, Inc. expanded the Company’s portfolio through the addition of a number of genetic tests for companion animals, including dogs, cats and birds.
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

Many of the products and services in the Animal Safety segment use licensed technology. In fiscal 2022, the Animal Safety segment incurred expense totaling $220,000 for royalties for licensed technology used in our products and services, including expense of $122,000 related to genomics services.
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
Revenues from Neogen’s Animal Safety segment accounted for 50.7%, 50.0%, and 49.1% of our total revenues for fiscal years ended May 31, 2022, 2021 and 2020, respectively.
GENERAL SALES AND MARKETING
Neogen is organized under two segments — Food Safety and Animal Safety. Within these segments, our sales efforts are generally organized by specific markets, and/or geography. During the fiscal year that ended May 31, 2022, we had approximately 32,000 customers for our products. As many of our customers are distributors and certain animal safety products are offered to the general retail market, the total number of end users of our products is considerably greater than 32,000. As of May 31, 2022, a total of 573 employees were assigned to sales and marketing functions, compared to 494 at the end of May 2021. During the fiscal years ended May 31, 2022, 2021 and 2020, no single customer or distributor accounted for 10% or more of our revenues.
DOMESTIC SALES AND MARKETING
FOOD SAFETY
To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets or geographies. This staff sells our products directly to end users, and also handles technical support issues that arise with customers.
Neogen’s food safety markets are primarily comprised of:

•	Milling and grain , including grain elevators, feed mills, pet food manufacturers and grain inspection companies;

•	Meat and poultry , including meat and poultry processors, producers of ready-to-eat meat and poultry products, and the USDA’s Food Safety Inspection Service (FSIS);

•	Prepared foods and ingredients , including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods;

•	Fruits and vegetables , including growers and processors of juice and packaged fresh cut grocery items;

•	Seafood , including harvesters and processors of a wide variety of seafood products;

•	Dairy , including milk and yogurt processors;

•	Beverage , including soft drink bottlers and beer and wine producers;

•	Water, including food producers, water bottlers and municipal water departments;

•	Healthcare , including hospitals and distributors to the healthcare industry;

•	Traditional culture media markets , including commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines;

•	Food service , including fast food service establishments and retail grocery market chains; and

•	Dietary supplements , including producers and marketers of a wide variety of nutritional and holistic consumer products.
ANIMAL SAFETY
Neogen’s staff of specialized animal safety sales, marketing, customer and technical service representatives sell our products and services directly to consumers, dealers, veterinarians, distributors and other manufacturers and also handle technical support issues. Neogen further supports its distribution channels through product training, field support, various promotions and advertising.

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

INTERNATIONAL SALES AND MARKETING
Neogen maintains Company-owned locations outside of the United States in 14 countries to provide a direct presence in regions of particular importance to us; we maintain an extensive network of distributors to reach countries where we do not have a direct presence.
Neogen Europe and subsidiaries.
Neogen Europe, Ltd., headquartered in Ayr, Scotland, sells products and services to our network of customers and distributors throughout the United Kingdom (U.K.), Europe, the Middle East and Africa. Customers in the U.K., France, Germany, Italy, the Netherlands and the United Arab Emirates (U.A.E.) are served by our employees. In other regions, customers are generally serviced by distributors managed by Neogen Europe personnel.
Neogen Europe management is also responsible for Neogen’s other European operations, which include:

•
Quat-Chem, Ltd.,
a Rochdale, England-based chemical company that specializes in the development, manufacture and sale of agricultural, industrial and food processing biocidal hygiene products, including cleaners and disinfectants. Quat-Chem sells its products on a global basis, with a focus on markets in the U.K., Europe, Middle East, Africa and Asia.

•	Neogen Italia , a Milan, Italy-based business, which directly markets Neogen’s products in Italy.

•
Megazyme, Ltd
., a Bray, Ireland-based food quality diagnostics company, acquired in December 2020, which develops and refines the analytical methods used to measure the carbohydrates and enzymes in food and feed products that affect quality.

•	Delf, Ltd ., a Liverpool, England-based manufacturer and supplier of animal hygiene and industrial cleaning products, acquired in November 2021.

•	Abbott Analytical, Ltd. , a Liverpool, England-based service provider, acquired in November 2021.
Neogen Europe has two additional manufacturing locations in:

•	Heywood, England, which manufactures an extensive range of microbiological culture media, supplements and immunomagnetic separation techniques.

•	Liverpool, England, which manufacturers culture media supplements and microbiology technologies.
Neogen Latinoam
é
rica and Neogen Guatemala.
Neogen Latinoamérica is headquartered near Mexico City and Neogen Guatemala is located in Guatemala City. Combined, the two businesses distribute Neogen’s products throughout Mexico and Central America. Neogen Latinoamérica manages our business activities throughout the region by marketing to animal and crop producers and food processors, utilizing our direct sales representatives to sell food safety products and genomics services, while marketing cleaners, disinfectants, rodenticides and other animal safety products primarily through distributors.

Neogen Argentina, Neogen Uruguay and Neogen Chile.
These three countries provide Neogen with a physical presence in the important agricultural Southern Cone region of South America, which has large beef and dairy populations with significant export markets. The operations are managed through Neogen’s Latin American operations and offer direct sales of Neogen food safety, animal safety and genomics products into Argentina, Uruguay and Chile.
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
Other distributor partners.
Outside of our physical locations, Neogen uses our own sales managers in both the Food Safety and Animal Safety segments to work closely with and coordinate the efforts of a network of approximately 600 distributors in more than 100 countries. The distributors provide local training and technical support, perform market research and promote Company products within designated countries around the world.
Sales to customers outside the United States accounted for 39.7%, 39.1%, and 39.4% of our total revenues for fiscal years ended May 31, 2022, 2021 and 2020, respectively. No individual foreign country contributed 10% or more of our revenues for those same periods.
RESEARCH AND DEVELOPMENT
Management maintains a strong commitment to Neogen’s research and development activities. Our product development efforts are focused on the enhancement of existing products and on the development of new products that fit our business strategy. As of May 31, 2022, we employed 121 scientists and support staff in our worldwide research and development group, including immunologists, chemists and microbiologists. Research and development costs were approximately $17.0 million, $16.2 million, and $14.8 million representing 3.2%, 3.5%, and 3.5% of total revenues in fiscal years 2022, 2021 and 2020, respectively. Management currently expects our future research and development expenditures to approximate 3% to 4% of total revenues annually.
Neogen has ongoing development projects for several new and improved diagnostic tests and other complementary products for both the Food Safety and Animal Safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2023 and 2024.
Certain technologies used in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with affiliated partners, independent scientists, governmental agencies, universities and other third parties. We have entered into agreements with these parties that provide for the payment of royalties based upon sales of products that use the pertinent licensed technology. Royalties, expensed to sales and marketing, under these agreements amounted to $1,999,000, $2,129,000, and $2,524,000 in fiscal years 2022, 2021 and 2020, respectively.

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
Patent and trademark applications are submitted whenever appropriate. Since its inception, Neogen has acquired and been granted numerous patents and trademarks and has numerous pending patents and trademark applications. The patents expire at various times over the next 20 years.
A summary of patents by product categories follows:

	USA	International	Expiration
Natural Toxins, Allergens, & Drug Residues	18	57	2023-2042
Life Sciences	0	3	2024
Vaccine	1	0	2028
Veterinary Instruments & Other	10	28	2023-2042
Genomics Services	18	3	2024-2029
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
PRODUCTION AND SUPPLY
Neogen manufactures our products in Michigan, Kentucky, Wisconsin, North Carolina, Iowa, Tennessee, California, Ireland, the United Kingdom and Brazil and provides genomics services in Nebraska, Washington, Scotland, Brazil, Australia, China and Canada. As of May 31, 2022, there were approximately 1,039 full-time employees assigned to manufacturing operations and providing of services in these locations, operating on multiple shift schedules; with occasional 24/7 production during high demand periods. Future demand increases could be accommodated by adding shifts. Management believes we could increase the current output of our primary product lines by more than 30% using the current space available; however, to do so would require investment in additional equipment.
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
Animal health products.
Manufacturing of animal health products, pharmacological diagnostic test kits and test kits for drug residues takes place in our
FDA-registered
facilities in Lexington, Kentucky. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products and veterinary instruments that are purchased finished or that are toll manufactured by third party vendors are warehoused and shipped from our Lexington facilities. Some veterinary instruments are produced in our facilities in Lansing, and are generally then shipped to Lexington for distribution to customers. Manufacturing and shipment of devices used for animal injections, topical applications and oral administration occurs in Kenansville, North Carolina.
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
Agricultural genomics services.
Neogen offers agricultural genomics laboratory services and bioinformatics at our locations in Nebraska, Washington, Scotland, Brazil, Australia, China and Canada. Through our laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep, poultry, horses and dogs), Neogen Genomics allows our customers to speed genetic improvement efforts, as well as identify economically important diseases.
Cleaners, disinfectants and rodenticides.
Manufacturing of rodenticides and/or cleaners and disinfectants takes place in the following locations: Wisconsin, Tennessee, California, England and Brazil. Manufacturing of rodenticides consists of blending technical material (active ingredient) with bait consisting principally of various grains. Certain cleaners and disinfectants are manufactured in Neogen facilities, while others are purchased from other manufacturers for resale, or toll manufactured by third parties.
Insecticides.
Neogen manufactures insecticides and other pesticides at its facilities in Iowa and Brazil.
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
and the pharmaceutical products are approved by the FDA. The products, and the facilities in which they are manufactured, are in a position of good standing with both agencies. We have no warning letters based on any review of these products or facility inspections, no recalls on any of these products, and are not aware of any reason why we could not manufacture and market such products in the future.
Other animal safety and food safety products generally do not require additional registrations or approvals. However, Neogen’s regulatory staff routinely monitors amendments to current regulatory requirements to ensure compliance.
HUMAN CAPITAL MANAGEMENT
Our people are a critical component in our continued success. As a team, they put Neogen’s core values into action, while executing on key growth initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain and develop top talent to achieve our vision and deliver shareholder results. As of May 31, 2022, we employed 2,108 people worldwide, with 1,264 located in the U.S. and 844 international. None of these employees are covered by collective bargaining agreements.
The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.
Workplace Culture and Employee Engagement
. We have established our One Neogen Pillars of Trust which are the principles that guide our decision making every day: • Openness • Honesty • Credibility • Respect • Service. We value responsibility, consistency and integrity. Our Code of Conduct contains general guidelines for conducting business ethically.
Inclusion, Diversity, Equity and Belonging (IDEB)
.
We strive to create an environment where colleagues feel valued and cared for and understand the important role we play in embracing diversity to improve the quality of our innovation, collaboration and relationships. We are dedicated to executing on our diversity, equity and inclusion initiatives.
Talent Recruitment, Development and Retention
.
We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs. We have internal programs designed to develop and retain talent, including career planning, leadership development programs, performance management and training programs.
Compensation and Benefits
. We strive to support our colleagues’ well-being and enable them to achieve their best at work and at home. Our compensation and benefits programs are designed to be competitive and support colleague well-being including physical and mental health, financial wellness, and family resources.
Employee Health and Safety
. We are committed to ensuring a safe working environment for our colleagues. Our sites have injury prevention programs, and we strive to build on our safety culture. Our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence. Our safety programs have resulted in strong safety performance.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered, together with all the other information included in this Annual Report on Form
10-K,
including our consolidated financial statements and the related notes and in our other filings with the SEC. Furthermore, additional risks and uncertainty not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Our business, results of operations, financial condition and cash flow could be materially and adversely affected by any of these risks or uncertainties.
RISKS RELATING TO REVERSE MORRIS TRUST TRANSACTION WITH 3M CORPORATION
The pending Reverse Morris Trust transaction with 3M may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the transaction could adversely impact the market price of Neogen common stock, as well as its business and operating results.
On December 13, 2021, Neogen, 3M and Garden SpinCo, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business, entered into a number of agreements pursuant to which, among other things, 3M’s Food Safety business will combine with Neogen in a Reverse Morris Trust transaction, intended to be tax-efficient to
3M and its shareholders for U.S. federal income tax purposes. Immediately following the transaction, Garden SpinCo stockholders will own, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger
Neogen shareholders will own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. The transaction implies an enterprise value for 3M’s Food Safety business of approximately $3.4 billion based on Neogen’s stock price at July 22, 2022, including $1 billion in new debt to be incurred by 3M’s Food Safety business. 3M’s Food Safety business will fund to 3M consideration valued at approximately $1 billion, subject to closing and other adjustments.
The consummation of the transaction is subject to certain conditions, including: (i) the effectiveness of Neogen’s registration statement registering the Neogen common stock to be issued pursuant to the merger agreement, and of Garden SpinCo’s registration statement registering the shares of Garden SpinCo common stock in connection with the distribution; (ii) the approval for listing on NASDAQ of the shares of Neogen common stock to be issued in the merger; and (iii) approval of the share issuance and certain Neogen charter and bylaw amendments by the requisite vote of Neogen’s shareholders. There is no assurance that these conditions will be met or that the transaction will be completed on the terms or timeline currently contemplated, or at all.
If the transaction is not completed for any reason, the price of Neogen common stock could decline. Neogen also could experience negative reactions from employees, customers, suppliers or other third parties if the transaction is not completed.
Neogen and 3M have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses related to the transaction, including legal, advisory, printing and financial services fees. Even if the transaction is completed, any delay in the completion of the transaction could diminish the anticipated benefits of the transaction or result in additional transaction expenses, loss of revenue or other effects associated with uncertainty about the transaction. If the transaction is not consummated because the merger agreement is terminated, Neogen may be required under certain circumstances to pay 3M a termination fee of $140 million or may be required to reimburse 3M for expenses incurred in connection with the transaction.
If the transaction is completed, Neogen may not realize the anticipated financial and other benefits, including growth opportunities, expected from the transaction.
Neogen expects that it will realize synergies, growth opportunities and other financial and operating benefits as a result of the transaction. Neogen’s success in realizing these benefits, and the timing of their realization, depends, among other things, on the successful integration of the business operations of the 3M Food Safety business with Neogen. Even if Neogen is able to integrate the 3M Food Safety business successfully, Neogen cannot predict with certainty if or when these synergies, growth opportunities and other benefits will be realized, or the extent to which they will actually be achieved. For example, the benefits from the transaction could be offset by costs incurred in integrating the 3M Food Safety business or in otherwise consummating the transaction. Realization of any synergies, growth opportunities or other benefits could be affected by the factors described in other risk factors and a number of factors beyond Neogen’s control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

The integration of the 3M Food Safety business with Neogen following the transaction could present significant challenges, and the failure to successfully integrate the 3M Food Safety business could have a material adverse effect on the combined company’s business, financial condition or results of operations.
There is a significant degree of difficulty inherent in the process of integrating the 3M Food Safety business with Neogen. These difficulties include:

•	the integration of the 3M Food Safety business with Neogen’s current businesses while carrying on the ongoing operations of all businesses;

•	managing a significantly larger company than before the consummation of the transaction;

•	integrating the business cultures of the 3M Food Safety business and Neogen, which could prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	the ability to ensure the effectiveness of internal control over financial reporting across the combined company;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and

•	the potential difficulty in retaining key officers and personnel of Neogen and the 3M Food Safety business.
The process of integrating operations could result in significant costs and cause an interruption of, or loss of momentum in, the activities of Neogen’s business. Members of Neogen’s senior management following the transaction may be required to devote considerable amounts of time to this integration process, which could decrease the time they will have to manage the combined company’s business, serve the existing business or operations of Neogen or develop new products or strategies. If Neogen’s senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the existing business of Neogen or the 3M Food Safety business could be materially adversely affected.
Neogen’s successful integration of the 3M Food Safety business cannot be assured. The failure to do so could have a material adverse effect on Neogen’s business, financial condition or results of operations after the transaction.
Pursuant to the terms of the transaction, Neogen and Garden SpinCo will be restricted from taking certain actions that could adversely affect the intended tax treatment of the transaction, and such restrictions could significantly impair Neogen’s and Garden SpinCo’s ability to implement strategic initiatives that otherwise would be beneficial.
The Tax Matters Agreement executed in connection with the Transaction generally restricts Neogen, Garden SpinCo and their affiliates from taking certain actions after the distribution of Neogen shares that could adversely affect the intended tax treatment of the transaction. In particular:

•	for a two-year period following the distribution date, except as described below:

•	Garden SpinCo will continue the active conduct of its trade or business and the trade or business of certain Garden SpinCo subsidiaries;

•	Garden SpinCo will not voluntarily dissolve or liquidate or permit certain Garden SpinCo subsidiaries to voluntarily dissolve or liquidate;

•
Neogen and Garden SpinCo will not enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of Garden SpinCo or Neogen (taking into account the stock acquired pursuant to the merger);

•	Neogen and Garden SpinCo will not engage in certain mergers or consolidations;

•
Garden SpinCo will not, and will not permit certain Garden SpinCo subsidiaries to, sell, transfer or otherwise dispose of 30% or more of the gross assets of Garden SpinCo, such subsidiaries, the Garden SpinCo group or the active trade or business of Garden SpinCo or certain Garden SpinCo subsidiaries, subject to certain exceptions;

•	Neogen and Garden SpinCo will not, and will not permit certain Garden SpinCo subsidiaries to, redeem or repurchase stock or rights to acquire stock, unless certain requirements are met;

•
Neogen and Garden SpinCo will not, and will not permit certain Garden SpinCo subsidiaries to, amend their certificates of incorporation (or other organizational documents) or take any other action affecting the voting rights of any stock or stock rights of Neogen or Garden SpinCo; and

•
Neogen and Garden SpinCo will not, and will not permit any member of the Garden SpinCo group or Neogen to, take any other action that would, when combined with any other direct or indirect changes in ownership of Garden SpinCo and Neogen stock (including pursuant to the merger), have the effect of causing one or more persons to acquire stock representing 50% or more of the vote or value of Garden SpinCo or Neogen, or otherwise jeopardize the tax-free
status of the transaction;

•	during the time period ending three years after the date of the distribution, Garden SpinCo and Neogen also will be subject to certain restrictions relating to the SpinCo Business in Switzerland; and

•	additionally, none of Garden SpinCo, Neogen or any member of Garden SpinCo group or Neogen may:

•
take, or permit to be taken, any action that could reasonably be expected to jeopardize the qualification of certain Garden SpinCo debt as a security under Section 361(a) of the Code (other than making any payment permitted or required by the terms of the Garden SpinCo debt);

•
within 90 days of the distribution date, refinance or repay (other than in the ordinary course of business) any third-party debt of any member of the Garden SpinCo group, except as required by the transaction documents; or

•	permit any portion of certain nonqualified preferred stock to cease to be outstanding or modify the terms of such stock;
unless, in each case, prior to taking any such action, Neogen and Garden SpinCo shall have requested that 3M obtain, or request and receive 3M’s prior written consent to obtain, an IRS ruling satisfactory to 3M in its reasonable discretion or provide 3M with an unqualified tax opinion satisfactory to 3M in its sole and absolute discretion to the effect that such action would not jeopardize the intended tax treatment of the transaction, unless 3M waives such requirement. Failure to adhere to these requirements could result in tax being imposed on 3M for which Neogen and Garden SpinCo could bear responsibility and for which Neogen and Garden SpinCo could be obligated to indemnify 3M. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on Neogen. These restrictions could have a material adverse effect on Neogen’s liquidity and financial condition, and otherwise could impair Neogen’s and Garden SpinCo’s ability to implement strategic initiatives and Garden SpinCo’s and Neogen’s indemnity obligation to 3M might discourage, delay or prevent a change of control that shareholders of Neogen may consider favorable.
Current Neogen shareholders’ percentage ownership interest in Neogen will be substantially diluted in the transaction.
Immediately following the merger with Garden SpinCo, the
pre-merger
Neogen shareholders will own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. Consequently, Neogen’s pre-merger
shareholders, as a group, will be substantially diluted in the transaction and have less ability to exercise influence over the management and policies of Neogen following the merger than immediately prior to the transaction.
RISKS RELATING TO
COVID-19
The ongoing effects of the
COVID-19
pandemic could adversely affect our business, results of operations and financial condition.
Since March 2020, the
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets.

The extent of the impact of the
COVID-19
pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, continues to depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, related restrictions on travel and transports, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures including lockdowns, and the impact of the pandemic on the global economy and consumer demand.
During the course of the pandemic, we modified our business practices to comply with safety measures required by federal, state and local governments, as well as those we determine to be in the best interests of our employees and customers, including implementing social distancing, remote work, reducing employee travel, restricting building access and more. In taking such precautionary actions, we may experience disruptions in our supply chain, operations, facilities and workforce, which could negatively affect efficiency and productivity, cause delays in developing new products, our ability to market products and services, and, ultimately, our stock price and financial performance.
Additional future impacts to us may include, but are not limited to, material adverse effects on the demand for our products and services, our supply chain and sales and distribution channels, our cost structure and profitability. An extended period of global supply chain and economic disruption could materially affect our business, results of operations and financial condition.
The situation regarding the pandemic continues to evolve, and future strains of the
COVID-19
virus may impact us. To the extent the
COVID-19
pandemic adversely affects our business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this section.
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
We focus on expanding sales globally as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenue. In fiscal 2022, sales to customers outside of the U.S. accounted for 39.7% of our total revenue. Neogen’s international operations are subject to general risks related to such operations, including:

•	political, social and economic instability and disruptions, including social unrest, geopolitical tensions, currency, inflation and interest rate uncertainties;

•	government export controls, economic sanctions, embargoes or trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	limitations on ownership and on repatriation or dividend of earnings;

•	transportation delays and interruptions;

•	labor unrest and current and changing regulatory environments;

•	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

•	difficulties in staffing and managing multi-national operations;

•	limitations on Neogen’s ability to enforce legal rights and remedies;

•	current products may not comply with product standards established by foreign regulatory bodies;

•	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks; and

•	fluctuations in foreign currency exchange rates.
If Neogen is unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, our reputation, our business, results of operations, financial condition and cash flows. In addition, the impact of such risks may be outside of Neogen’s control and could decrease our ability to sell products internationally, which could adversely affect our business, financial condition, results of operations or cash flows. For example, as a result of the ongoing military conflict between Russia and Ukraine and resulting heightened economic sanctions from the United States and the international community, Neogen has discontinued sales into Russia and Belarus. The United States and other countries have imposed significant sanctions and could impose even wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the effect the sanctions announced to date may have on Neogen, any further sanctions imposed or actions taken by the United States or other countries, including any expansion of sanctions beyond Russia and Belarus, could affect the global price and availability of raw materials, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.
We rely significantly on our information systems’ infrastructure to support our operations and a failure of these systems and infrastructure and/or a security breach of our information systems could damage our reputation and have an adverse effect on operations and results.
We rely on our information systems’ infrastructure to integrate departments and functions, to enhance our ability to service customers, to improve our control environment and to manage our cost reduction initiatives. If a security breach or cyberattack of our IT networks and systems occurs, our operations could be interrupted. Any issues involving our critical business applications and infrastructure may adversely impact our ability to manage our operations and the customers we serve. Although we have controls and security measures in place to prevent such attacks, experienced computer hackers are increasingly organized and sophisticated. Malicious attack efforts operate on a large scale and sometimes offer targeted attacks as a paid-for
service. In addition, the techniques used to access or sabotage networks change frequently and generally are not recognized until launched against a target.
We rely on several information systems throughout our company, as well as those of our third-party business partners, to provide access to our web-based
products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information and operate other critical functions. Although Neogen employs system backup measures and engages in information system redundancy planning and processes, such measures, as well as our current disaster recovery plan, may be ineffective or inadequate to address all vulnerabilities. Further, our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet (including via devices and applications connected to the internet), email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. As information systems and the use of software and related applications by us, our business partners, suppliers and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information.
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
Our facilities and our distribution systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made
disasters. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and/or distribution system. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If we are unable to obtain sufficient and cost-effective third-party insurance coverage, or to the extent we have elected to self-insure, we may be at greater risk that our operations will be harmed by a catastrophic loss.
Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results.
We rely on third-party suppliers to provide raw materials and other components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. In addition, we currently purchase some raw materials and products from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. Problems with suppliers and the supply chain could negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs or damage our reputation with our customers.
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
We sell many of our products, both within and outside of the U.S., through distribution. As a result, we are dependent on distributors to sell our products and assist us in promoting and creating demand for our products. Our distributors sometimes offer products from several different companies, and those distributors may carry our competitors’ products and promote our competitors’ products over our own. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling and supporting our products. We cannot assure that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell and support our products effectively. We may rely on one or more key distributors for a product or region, and the loss of one or more of these distributors could reduce our revenue. Distributors could face financial difficulties, including bankruptcy, which could impact our ability to collect our accounts receivable and negatively impact our financial results. In addition, violations of anti-bribery and anti-corruption or similar laws by our distributors could have a material impact on our business. Further, termination of a distributor relationship could result in increased competition in the applicable jurisdiction. Failing to manage the risks associated with our use of distributors could reduce sales, increase expenses and weaken our competitive position, which could have a negative impact on our operating results.

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

•
Investor perception of us and the industry and markets in which we operate, including changes in earnings estimates or buy/sell recommendations by securities analysts; and whether or not we meet earnings estimates of securities analysts who follow us; and

•
General financial, domestic, international, economic and market conditions, including overall fluctuations in the U.S. equity markets, which may experience extreme volatility that, in some cases, is unrelated or disproportionate to the operating performance of particular companies.

GENERAL RISK FACTORS
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
Our business may be subject to product or service liability claims.
The manufacturing and distribution of our products or performance of our services involves an inherent risk of liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or our products are determined to be defective, we might incur significant legal expenses not covered by insurance. In addition, product or service liability litigation could damage our reputation and impair our ability to market our products and services, regardless of the outcome. Litigation could also impair our ability to retain product liability insurance or make our insurance more expensive. Although we currently maintain liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product or services liability claim, our business, financial condition and results of operations could be adversely affected.
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
The Company’s business is subject to
tax-related
external conditions, such as tax rates, tax laws and regulations, changing political environments in the U.S. and foreign jurisdictions that impact tax examination, assessment and enforcement approaches. In addition, changes in tax laws including further regulatory developments arising from U.S. tax reform legislation and/or regulations around the world could result in a tax expense or benefit recorded to the Company’s consolidated statement of earnings. In connection with guidance such as the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by Organization for Economic Cooperation and Development (OECD), determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. Due to uncertainty of the regulation changes and other tax-related
factors stated above, it is currently not possible to assess the ultimate impact of these actions on our financial statements.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS – NONE

ITEM 2.	PROPERTIES
Principal Manufacturing, Distribution and Administrative locations:

Location	Square Feet	Owned	Leased	Segment
U.S.	1,146,100	6	5	Corporate, Food Safety, Animal Safety
Canada	4,800	1	0	Animal Safety
United Kingdom	190,800	3	2	Food Safety
Ireland	39,000	1	0	Food Safety
Italy	1,000	0	1	Food Safety
UAE	1,100	0	1	Food Safety
Brazil	82,800	1	1	Food Safety
Mexico	33,580	0	4	Food Safety
Guatemala	1,700	0	1	Food Safety
Argentina	7,500	0	1	Food Safety
Uruguay	3,200	0	1	Food Safety
Chile	3,200	0	1	Food Safety
China	7,900	0	1	Food Safety
India	9,500	1	1	Food Safety
Australia	34,600	1	1	Animal Safety

Total	1,566,780	14	21

Our corporate headquarters are located in Lansing, Michigan, with administrative, sales, manufacturing and warehousing in other locations domestically and globally. These properties are in good condition, well-maintained, and generally suitable and adequate to support our business. For leased properties, we do not anticipate difficulty in renewing existing leases or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS
Neogen is subject to certain legal proceedings in the normal course of business that, in the opinion of management, should not have a material effect on our future results of operations or financial position. On March 6, 2020, the Company received an administrative subpoena from the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) regarding activities or transactions involving parties located in Iran. The Company subsequently conducted an internal investigation under the direction of outside legal counsel and disclosed information concerning certain genomic testing services provided to an unrelated U.S.-based party engaged in veterinary activities involving an Iranian party. The Company continues to cooperate with OFAC’s investigation and is currently examining whether certain of these activities may be eligible for OFAC General Licenses authorizing agricultural and veterinary activities. In addition to responding to the administrative subpoena, the Company has implemented additional compliance measures to prevent inadvertent dealings with restricted countries or parties. These measures further enhance the Company’s international trade compliance program, which is designed to assure that the Company does not conduct business directly or indirectly with any countries or parties subject to economic sanctions and export control laws of the U.S. and other applicable jurisdictions. Although it is too early to predict what action, if any, that OFAC will take, the Company does not currently have any reason to believe that OFAC’s pending investigation will have a meaningful impact on its operations, the results of operations for any future period, or its overall financial condition. In fiscal 2020, the Company took a charge to expense and recorded a reserve of $600,000 to provide for potential fines or penalties on this matter. At this time, the Company believes that it is adequately reserved for this issue.

ITEM 4.	MINE SAFETY DISCLOSURES — NOT APPLICABLE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol NEOG.
Holders
As of June 30, 2022, there were 215 stockholders of record of our common stock. The actual number of holders is greater than this number of holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
Neogen has never paid cash dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

	Equity Compensation Plan Information
(shares in thousands)	Number of shares to be issued upon exercise of outstanding options and RSUs (1)	Weighted average price of outstanding options and RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2)
Equity compensation plans approved by shareholders	3,501	$32.42	5,386
Equity compensation plans not approved by shareholders	—		—
	3,501	$32.42	5,386

(1)	Outstanding options and RSUs as of May 31, 2022.
(2)	Reflects shares available for future issuance as May 31, 2022 under our 2018 Omnibus Incentive Plan dated August 28, 2018 and approved by shareholders on October 4, 2018.
For additional information, see Note 5, Equity Compensation Plans, in the consolidated financial statements.
The graph below matches Neogen Corporation’s cumulative
5-Year
total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 5/31/2017 to 5/31/2022.

	5/17	5/18	5/19	5/20	5/21	5/22
Neogen Corporation	100.00	159.50	118.71	150.04	194.47	111.49
NASDAQ Composite	100.00	121.34	122.84	158.05	230.68	204.09
NASDAQ Medical Equipment	100.00	127.47	113.54	125.55	180.52	123.62
S&P Life Sciences Tools & Services	100.00	119.37	145.59	178.60	247.39	247.97
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
TRENDS AND UNCERTAINTIES
During fiscal 2022, we experienced higher than expected input cost inflation, including higher transportation, supply chain and labor costs, that negatively impacted operating results. Pricing actions taken during fiscal 2022 mitigated some, but not all, of the inflationary pressures. Ongoing inflation may also have an impact on our customer’s purchasing decisions and order patterns. We estimate inflation will continue to affect us in fiscal 2023, although at this time it is impracticable to quantify the impact.
Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our European operations and customer base have not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations in fiscal 2023.
As we continue to monitor the ongoing
COVID-19
pandemic, our top priority remains protecting the health and safety of our employees, their families, and those in our communities. Safety guidelines and procedures have been developed for on-site
employees and these policies are regularly monitored and updated by our internal Emergency Response Team.
In fiscal 2022,
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
Overall, the impact of
COVID-19
remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; extent of protection provided by prior viral infection; and the macroeconomic environment. We will continue to evaluate the nature and extent to which
COVID-19
will impact our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity; we expect it to impact us through at least the end of our fiscal year ending May 31, 2023.
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
Our wholly owned foreign subsidiaries are comprised of Neogen Europe, Quat-Chem Ltd, Abbott Analytical Limited, Delf (UK) Limited, Delf-Chem Solutions Limited, Megazyme Ltd, Megazyme IP, Neogen Italia S.r.l., Neogen do Brasil, Rogama Industria e Comercio Ltda, Neogen Latinoamérica, Neogen Guatemala, Neogen Argentina, Neogen Uruguay, Neogen Chile SpA, Neogen
Bio-Scientific
Technology Co (Shanghai), Neogen Food and Animal Security (India), Neogen Canada, Neogen Canada Properties LLC and Neogen Australasia Pty Limited. Based on historical experience, as well as management’s future plans, earnings from these subsidiaries are expected to be re-invested
indefinitely for future expansion and working capital needs. Furthermore, our domestic operations have historically produced sufficient operating cash flow to mitigate the need to remit foreign earnings. On an annual basis, we evaluate the current business environment and whether any new events or other external changes might require a re-evaluation
of the decision to indefinitely
re-invest
foreign earnings. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
Business Combinations and Contingent Consideration
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The estimates used to value the net assets acquired are based in part on historical experience and information obtained from management of the acquired company. We generally value the identifiable intangible assets acquired using a discounted cash flow model. The significant estimates used in valuing certain of the intangible assets include, but are not limited to: future expected cash flows of the asset, discount rates to determine the present value of the future cash flows, attrition rates of customers, royalty rates and expected technology life cycles. We also estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset.
Our estimates of fair value are based on assumptions believed to be reasonable at that time. If we made different estimates or judgments, it may result in material differences in the fair values of the net assets acquired.
Certain business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. We record contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment and projected revenues (for revenue-based considerations); various methodologies can be used to determine fair value of contingent consideration, including Monte Carlo simulations, among others. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in other income (expense) in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

RESULTS OF OPERATIONS
Executive Overview

(in thousands, except earnings per share)	2022	2021	%
Consolidated
Revenues	$527,159	$468,459	13%
Organic Sales Growth			9%
Food Safety
Revenues	$259,979	$234,244	11%
Organic Sales Growth			7%
Animal Safety
Revenues	$267,180	$234,215	14%
Organic Sales Growth			12%
% of International Sales	40%	39%
Effective Tax Rate	19.8%	19.1%
Net Income	$48,307	$60,882	(21)%
Earnings per Diluted Share	$0.45	$0.57
Cash from Operations	$68,038	81,089

•	Food Safety organic sales exclude revenues from the acquisitions of Megazyme (December 2020) and Delf/Abbott Analytical (November 2021).

•	Animal Safety organic sales exclude revenues from the acquisitions of StandGuard (July 2020), CAPInnoVet (September 2021) and Genetic Veterinary Sciences (December 2021).

•
Net income was negatively impacted by $25.6 million in the current fiscal year due to legal and consulting expenses for due diligence related to our recently announced agreement to combine with 3M’s Food Safety business.

Neogen’s international revenues were $209.3 million in fiscal 2022, compared to $183.2 million in fiscal 2021, an increase of 14%. Currency translation had a negligible impact on revenues for the full year, with gains in the U.K., Italy, Mexico, Brazil, China, and Canada partially offset by negative impact in Argentina, Chile, India and Australia. In a neutral currency environment, sales would have been $844,000 lower than reported in fiscal 2022.

Sales results for fiscal 2022 compared to the prior year are as follows for each of our international locations:

	Revenue Change USD	Revenue Change Local Currency
U.K. Operations (including Neogen Italia)	13%	12%
Brazil Operations	1%	(2)%
Neogen Latinoamerica	11%	9%
Neogen Argentina	34%	71%
Neogen Uruguay	9%	9%
Neogen Chile	33%	43%
Neogen China	0%	(3)%
Neogen India	19%	21%
Neogen Canada	37%	35%
Neogen Australasia	25%	27%
The 13% revenue increase at our combined U.K. operations in fiscal 2022 was led by a 25% increase in sales of cleaners and disinfectants, primarily from strong sales in the U.K. and Asia, and new culture media business with commercial laboratories in the U.K. that have adopted our recently launched One Broth One Plate workflow. Revenues in Brazil increased 1% in USD in fiscal 2022 but decreased 2% in local currency; market gains in genomics services in the beef market were offset by lower sales of dairy drug residue test kits, due to competitive pressures.
Neogen Latinoamerica revenues rose by 11% in USD in fiscal 2022, led by growth in natural toxins test kits, environmental sanitation products and culture media. China’s sales were flat, as growth in the first half of the fiscal year was offset by lower sales in the last six months due to lockdowns and restrictions resulting from China’s “Zero COVID” strategy. Sales at Neogen Australasia increased 25% for fiscal 2022, led by new genomics service business in the bovine, sheep and companion animal markets.
Service revenue, which consists primarily of genomics services sales to animal protein and companion animal markets, was $102.5 million in fiscal 2022, an increase of 11% over prior fiscal year sales of $92.2 million. The growth was led by the previously mentioned strength in Australia and Brazil, and was partially offset by lower volumes of domestic companion animal samples, the result of a difficult comparison due to large increases in the prior year.

REVENUES

	Year Ended
(dollars in thousands)	May 31, 2022	Change	May 31, 2021	Change	May 31, 2020
Food Safety:
Natural Toxins, Allergens & Drug Residues	$79,395	4%	$76,614	1%	$76,207
Bacterial & General Sanitation	47,282	7%	44,009	5%	41,780
Culture Media & Other	75,278	23%	61,245	28%	47,847
Rodenticides, Insecticides & Disinfectants	35,691	11%	32,219	12%	28,890
Genomics Services	22,333	11%	20,157	12%	17,967

	$259,979	11%	$234,244	10%	$212,691
Animal Safety:
Life Sciences	5,685	(1%)	5,715	(10%)	6,322
Veterinary Instruments & Disposables	63,938	33%	48,128	12%	42,941
Animal Care & Other	39,805	11%	35,897	26%	28,389
Rodenticides, Insecticides & Disinfectants	83,610	8%	77,458	13%	68,815
Genomics Services	74,142	11%	67,017	14%	59,012

	$267,180	14%	$234,215	14%	$205,479

Total Revenue	$527,159	13%	$468,459	12%	$418,170

Year Ended May 31, 2022 Compared to Year Ended May 31, 2021
Food Safety:
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category increased 4% in fiscal 2022, with a 6% increase in sales of natural toxin test kits and a 9% increase in sales of our allergens product line partially offset by a 33% decrease in sales of drug residue test kits, as we are discontinuing sales of certain lower margin products due to competitive market pressure.
Bacterial
 & General Sanitation –
Sales in this category increased 7% in fiscal 2022 compared to the prior year. Sales of our AccuPoint
®
sanitation monitoring product line increased 12% aided by strong sales of our new reader. Sales of our Listeria Right Now
™
product increased 25%, while sales of products to detect spoilage organisms in processed foods increased 4%.
Culture Media
 & Other –
Sales in this category increased 23% in fiscal 2022 compared to fiscal 2021; excluding sales from the December 2020 acquisition of Megazyme, sales increased 11%. Sales of Neogen Culture Media products rose 16% as our new workflow, One Broth One Plate, continued to drive growth and increased sales to commercial labs in the U.K.; a large non-recurring
sale to a domestic vaccine manufacturer in the first quarter also contributed to the current year growth.
Rodenticides, Insecticides
 & Disinfectants –
Revenues of products in this category sold through our Food Safety operations increased 11% in fiscal 2022 compared to fiscal 2021. Excluding revenues from the November 2020 acquisition of Delf and Abbott Analytical, the growth was 3%. The increase was primarily due to continued strength in sales of cleaners and disinfectants to Asia resulting from the African swine fever outbreak in that region increasing demand, and higher sales to a U.K.-based toll manufacturer.
Genomics Services –
Sales of genomics services sold through our Food Safety operations increased 11% in fiscal 2022 compared to the prior year, primarily due to increased beef business in Brazil and higher sample volumes from a large customer in China.

Animal Safety:
Life Sciences –
Sales in this category decreased 1% in fiscal 2022 compared to the same period in the prior year, primarily due to the loss of hair testing business with a large U.S. commercial laboratory that moved to a different testing platform.
Veterinary Instruments
 & Disposables –
Revenues in this category increased 33% in fiscal 2022 compared to fiscal 2021, led by a large increase in sales of veterinary instruments, including needles and syringes, resulting from recently won private label business.
Animal Care
 & Other –
Sales of these products increased 11% in fiscal 2022 compared to fiscal 2021; excluding the contribution of parasiticides from the September 2021 acquisition of CAPInnoVet, revenues in this category rose 6%. Growth in our biologics, small animal supplements and wound care product lines were partially offset by a large decline in sales of dairy supplies due to the June 2020 termination of an agreement under which we distributed these types of products for a large manufacturer of dairy equipment.
Rodenticides, Insecticides
 & Disinfectants –
Sales in this category increased 8% in fiscal 2022, compared to the prior year. Insecticide sales increased 32%, led by strong demand in the farm and home channels, and cleaners and disinfectants sales rose 6%. These increases were partially offset by a 4% decline in rodenticide sales due to increased rodent pressure in the prior year, which resulted in a difficult comparison.
Genomics Services –
Sales in this category increased 11% in fiscal 2022 compared to fiscal 2021; excluding the December 2021 acquisition of Genetic Veterinary Sciences, the organic increase was 5%. The growth was led by increases in beef and sheep testing in Australia, due to improved market conditions, and higher sample volumes from domestic dairy and beef cattle and poultry customers. The increase was partially offset by a decline in domestic companion animal revenues due to a difficult comparison from strong prior year sales growth.
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
Culture Media
 & Other –
Sales in this category increased 28% in fiscal 2021 compared to fiscal 2020. Excluding sales from the December 2020 acquisition of Megazyme, sales increased 18%. This category includes sales of acquired inventory of non-Neogen
manufactured products from our new businesses in Italy and the South American southern cone countries; these sales are not expected to continue long-term. This category also includes sales of veterinary instruments transferred to our U.K. sales team in fiscal 2021. Sales of Neogen Culture Media increased 1% as new business gained in the U.S. from a
COVID-19
vaccine manufacturer offset the loss of some business due to competitor pricing.
Rodenticides, Insecticides
 & Disinfectants –
Revenues of products in this category sold through our Food Safety operations increased 12% in fiscal 2021 compared to fiscal 2020, due primarily to continued strength in cleaners and disinfectant sales in China resulting from increased demand due to the African swine fever outbreak in that country and the
COVID-19
pandemic. We also benefitted from strong sales of hand and skin sanitizing products at our U.K.-based Quat-Chem location in the first quarter of this fiscal year.

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
Veterinary Instruments
 & Disposables –
Revenues in this category increased 12% in fiscal 2021 compared to fiscal 2020. Veterinary instruments sales increased 16% for the year, led by increases in detectable needles and syringes as we gained new customers and market share from a key competitor. Partially offsetting this increase was a 9% decline in protective wear sales, as gloves were on backorder for much of the current year due to COVID related demand.
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
COST OF REVENUES

(in thousands)	2022	Change	2021	Change	2020
Cost of Revenues	$284,146	12%	$253,403	14%	$221,891
Cost of revenues increased 12% in fiscal 2022 compared to fiscal 2021 and increased 14% in fiscal 2021 compared to fiscal 2020. This compares with revenue increases of 13% in fiscal 2022 and 12% in fiscal 2021. Expressed as a percentage of sales, cost of revenues was 53.9%, 54.1% and 53.1% in fiscal years 2022, 2021 and 2020, respectively. Gross margins were 46.1%, 45.9%, and 46.9% for fiscal years 2022, 2021, and 2020, respectively.
Fiscal 2022
– Our overall gross margin increased 20 basis points in fiscal 2022, primarily from a product mix shift to higher margin products in the Animal Safety segment. Partially offsetting this were higher raw material and freight costs within each segment, which resulted from continued supply chain disruptions, inflationary pressure, and ongoing issues related to
COVID-19
and its variants across most of our markets. The Company has taken pricing actions where appropriate in response to these cost increases.
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
Food Safety Gross Margins:
Food Safety gross margins were 50.2%, 49.2% and 51.4% in fiscal years 2022, 2021 and 2020, respectively.
Fiscal 2022 –
Food Safety margins increased 100 basis points in fiscal 2022, due to a product mix shift within the segment toward higher sales of diagnostic test kits in fiscal 2022; gross margin was also aided by a full year of sales of food quality products and enzymes from the Megazyme acquisition.
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
Animal Safety Gross Margins:
Animal Safety gross margins were 42.1%, 42.6% and 42.3% in fiscal years 2022, 2021 and 2020, respectively.
Fiscal 2022 –
Animal Safety gross margins decreased by 50 basis points in fiscal 2022, primarily due to significant product cost increases and international freight charges. Negative mix effects occurred from lower sales of higher margin rodenticide products and companion animal services.
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
OPERATING EXPENSES

(dollars in thousands)	2022	Change	2021	Change	2020
Sales and Marketing	$84,604	15%	$73,443	5%	$69,675
General and Administrative	82,742	62%	51,197	15%	44,331
Research and Development	17,049	5%	16,247	10%	14,750

Total Operating Expense	$184,395	31%	$140,887	9%	$128,756

Overall operating expenses increased by 31% in fiscal 2022 and 9% in fiscal 2021, each compared to the prior year. Legal, consulting and other professional fees totaling $25.6 million were incurred in conjunction with due diligence, negotiation of terms and integration planning for our proposed business combination with 3M’s Food Safety business, which was announced on December 14, 2021. Excluding costs related to the 3M transaction, operating expenses were $158.8 million, an increase of 13% compared to the prior year.
Sales and Marketing:
Sales and marketing expenses increased by 15% in fiscal 2022 compared to fiscal 2021 and increased 5% in fiscal 2021 compared to the prior year. As a percentage of sales, sales and marketing expense was 16.0%, 15.7% and 16.7% in fiscal years 2022, 2021 and 2020, respectively.
Fiscal 2022
– The $11.2 million, or 15%, increase in sales and marketing expenses in fiscal 2022 resulted primarily from increases in employee compensation expenses such as salaries, bonuses, and commissions, and shipping expense, both reflecting the increase in revenues. Travel, meals and entertainment, and tradeshow expense were also higher, with customer-facing activities increasing significantly, the result of the easing of COVID-19 restrictions.

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
COVID-19
restrictions were eased.
General and Administrative:
General and administrative expenses rose 62% in fiscal 2022 compared to fiscal 2021 and by 15% in fiscal 2021 compared to fiscal 2020. Legal, consulting and other professional fees totaling $25.6 million were incurred in conjunction with due diligence, negotiation of terms and integration planning for our proposed transaction to combine with 3M’s Food Safety business. Excluding costs related to the 3M transaction, general and administrative expenses increased 12% compared to the prior year. As a percentage of sales, general and administrative expense was 15.7% (10.8% excluding 3M transaction costs), 10.9% and 10.6% in fiscal years 2022, 2021 and 2020, respectively.
Fiscal 2022 –
In fiscal 2022, we spent $25.6 million on strategic consulting, legal and other professional fees related to due diligence, negotiation of terms and integration planning for our proposed transaction to combine with 3M’s Food Safety business. Excluding these costs, the increase in general and administrative expense in fiscal 2022 was 12%. Other increases in the current year included compensation related costs due to increased headcount and improved operating performance, incremental amortization expenses
(non-cash)
from recent acquisitions, higher levels of depreciation
(non-cash)
and related software and licensing costs from continued investments in information technology infrastructure and applications.
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
Research and Development:
Research and development expenses increased 5% in fiscal 2022 and 10% in fiscal 2021, each compared to the prior year. As a percentage of revenue, these expenses were 3.2% in fiscal year 2022, 3.5% in fiscal year 2021 and 3.5% in fiscal year 2020; we expect to spend between 3% and 4% of total revenue on research and development annually as we continue to make investments in our future growth.
Fiscal 2022 –
The 5% increase in research and development expenses in fiscal 2022 was primarily the result of increased compensation expense, resulting from scheduled annual increases and additional headcount, and increases in contracted services related to new product development. These increases were partially offset by a decrease in external reader development costs; these projects were completed in the prior fiscal year.
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

OPERATING INCOME

(dollars in thousands)	2022	Change	2021	Change	2020
Operating Income	$58,618	(21%)	$74,169	10%	$67,523
Operating income decreased 21% in fiscal 2022 compared to fiscal 2021 and increased by 10% in fiscal 2021 compared to fiscal 2020. Excluding the $25.6 million in transaction costs associated with 3M’s Food Safety business, operating income increased 13% in fiscal 2022 compared to the prior year. Expressed as a percentage of revenues, operating income was 11.1% (16.0% excluding 3M transaction costs), 15.8% and 16.1% in fiscal years 2022, 2021 and 2020, respectively. Gross margins rose by $28.0 million, or 13% in fiscal 2022 compared to the prior fiscal year; this was more than offset by a $43.5 million increase in operating expenses (including $25.6 million of 3M transaction costs).
In fiscal 2021, gross margins rose by $18.8 million, or 10%; this increase was partially offset by an increase of $12.1 million, or 9%, in operating expenses, resulting in a $6.6 million, or 10%, increase in operating income compared to fiscal 2020.
OTHER INCOME (EXPENSE)
Other Income (Expense) for the previous three fiscal years consisted of the following:

(dollars in thousands)	2022	2021	2020
Interest income (net of expense)	$1,267	$1,614	$5,992
Foreign currency transactions	(40)	(541)	(1,178)
Licenses and settlements	—	9	(38)
Magiar contingent consideration	—	111	—
Clarus contigent consideration	356	—	—
Livestock Genomics contingent consideration	(136)	37	—
Other	142	(131)	6

Total Other Income	$1,589	$1,099	$4,782

Interest income decreased by $347,000 in fiscal 2022 compared to fiscal 2021, due to lower interest rates in effect for most of the fiscal year. The loss from foreign currency translations in fiscal years 2022, 2021 and 2020 is the result of the changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate; the dollar strengthened against most of these currencies in all three years.
In fiscal 2022, we recorded adjustments totaling $220,000 for contingent consideration accruals related to acquisitions completed in prior years. In fiscal 2021, we received proceeds of $309,000 for a property loss settlement and recorded $300,000 of expense resulting from a legal settlement with a vendor. Additionally, adjustments to contingent consideration accruals in fiscal 2021 resulted in $148,000 of income. In fiscal 2020, we took a charge to expense and recorded a reserve of $600,000 to provide for potential fines or penalties resulting from an administrative subpoena issued by the U.S. Treasury Department’s Office of Foreign Asset Control. This was partially offset by a $483,000 gain resulting from a settlement with the Brazilian government related to sales taxes charged over several years, and proceeds received for a property loss settlement.

PROVISION FOR INCOME TAXES

(dollars in thousands)	2022	Change	2021	Change	2020
Provision for Income Taxes	$11,900	(17%)	$14,386	12%	$12,830
Income tax expense for fiscal 2022 was $11.9 million, an effective tax rate of 19.8%, compared to income tax expense of $14.4 million in 2021, an effective tax rate of 19.1%. For fiscal 2020, income tax expense of $12.8 million represented an effective tax rate of 17.7%.
Differences from the U. S. statutory rate of 21% to our effective rate are primarily due to provisions in the U.S. Tax Act and the exercise of stock options. Please refer to Note 6 to the consolidated financial statements for more information.
NET INCOME AND INCOME PER SHARE

(dollars in thousands, except per share data)	2022	Change	2021	Change	2020
Net Income	$48,307	(21%)	$60,882	2%	$59,475
Net Income Per Share-Basic	$0.45		$0.57		$0.57
Net Income Per Share-Diluted	$0.45		$0.57		$0.56
Net income decreased 21% in fiscal 2022 compared to fiscal 2021, due to $25.6 million of professional fees related to the 3M transaction. Excluding these costs and adjusting the tax rate accordingly, net income would have been $67.9 million, an increase of 12% compared to fiscal 2021.
Net income increased 2% in fiscal 2021 compared to fiscal 2020, primarily due to the $6.7 million increase in operating income. The increase in operating income was partially offset by lower other income and higher tax expense for the year.
NON-GAAP
FINANCIAL MEASURES
This report includes certain financial information of Neogen that differs from what is reported in accordance with GAAP. These non-GAAP
financial measures consist of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. These non-GAAP
financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of Neogen, and because these non-GAAP
financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in Neogen’s industries.
EBITDA
We define EBITDA as net income before interest, income taxes, and depreciation and amortization. We present EBITDA as a performance measure because it may allow for a comparison of results across periods and results across companies in the industries in which Neogen operates on a consistent basis, by removing the effects on operating performance of (a) capital structure (such as the varying levels of interest expense and interest income), (b) asset base and capital investment cycle (such as depreciation and amortization) and (c) items largely outside the control of management (such as income taxes). EBITDA also forms the basis for the measurement of Adjusted EBITDA (discussed below).
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA, adjusted for stock-based compensation and certain transaction fees and expenses. We present EBITDA because it provides an understanding of underlying business performance by excluding the following:

•
Stock-based compensation
. We believe it is useful to exclude stock-based compensation to better understand the long-term performance of the respective core businesses and to facilitate comparison with the results of peer companies.

•	Certain transaction fees and expenses. We exclude fees and expenses related to certain transactions because they are outside of Neogen’s underlying core performance.
Adjusted EBITDA margin
We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of total revenues. We present Adjusted EBITDA margin as a performance measure to analyze the level of Adjusted EBITDA generated from total revenue.
These
non-GAAP
financial measures are presented for informational purposes only. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not recognized terms under GAAP and should not be considered in isolation or as a substitute for, or superior to, net income (loss), operating income, cash flow from operating activities or other measures of financial performance. This information does not purport to represent the results Neogen would have achieved had any of the transactions for which an adjustment is made occurred at the beginning of the periods presented or as of the dates indicated. This information is inherently subject to risks and uncertainties. It may not give an accurate or complete picture of Neogen’s financial condition or results of operations for the periods presented and should not be relied upon when making an investment decision.
The use of the terms EBITDA, Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures used by other companies or persons due to potential differences in the method of calculation.
These
non-GAAP
financial measures have limitations as analytical tools. For example, for EBITDA-based metrics:

•	they do not reflect changes in, or cash requirements for, Neogen’s working capital needs;

•	they do not reflect Neogen’s tax expense or the cash requirements to pay taxes;

•	they do not reflect the historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not reflect any cash requirements for future replacements of assets that are being depreciated and amortized; and

•	they may be calculated differently from other companies in Neogen’s industries limiting their usefulness as comparative measures.
You should compensate for these limitations by relying primarily on the financial statements of Neogen and using these non-GAAP
financial measures only as a supplement to evaluate Neogen’s performance.
For each of these
non-GAAP
financial measures below, we are providing a reconciliation of the differences between the non-GAAP
measure and the most directly comparable GAAP measure.
Reconciliation between net income and EBITDA and Adjusted EBITDA is as follows:

	Year ended May 31
(in thousands)	2022	2021	2020
Net Income	$48,307	$60,882	$59,475
Net Income margin %	9.2%	13.0%	14.2%
Provision for income taxes	11,900	14,386	12,830
Interest income, net	(1,267)	(1,614)	(5,992)
Depreciation and amortization	23,694	21,041	18,396

EBITDA	$82,634	$94,695	$84,709
Stock-based compensation	7,154	6,437	6,468
Certain transaction fees and expenses	25,581	3,085	—

Adjusted EBITDA	$115,369	$104,217	$91,177

Adjusted EBITDA margin %	21.9%	22.2%	21.8%
EBITDA, ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN %

(dollars in thousands)	2022	Change	2021	Change	2020
EBITDA	82,634	(13%)	94,695	12%	84,709
Adjusted EBITDA	115,369	11%	104,217	14%	91,177
Adjusted EBITDA Margin %	21.9%		22.2%		21.8%
Adjusted EBITDA increased 11% in fiscal 2022 compared to fiscal 2021, due to revenue growth and improved gross margins. Adjusted EBITDA increased 14% in fiscal 2021 compared to fiscal 2020, the result of revenue growth and lower spending on travel and other customer-facing activities.
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

•
identifying and completing acquisitions that enhance existing product categories or create new products or services, and successfully integrating completed acquisitions, including our previously announced proposed transaction to combine with 3M’s Food Safety business.

FINANCIAL CONDITION AND LIQUIDITY
On May 31, 2022, we had $44.5 million in cash and cash equivalents, $336.6 million in marketable securities, and net working capital of $549.0 million. For the year ended May 31, 2022, cash generated from operating activities was $68.0 million, compared to $81.1 million generated in fiscal 2021; proceeds from stock option exercises provided an additional $7.9 million of cash. For the same period, additions to property, equipment and other non-current
assets were $24.4 million and business acquisitions used cash of $38.7 million. We have a financing agreement with a bank providing for an unsecured revolving line of credit of $15.0 million, which expires on November 30, 2023. Upon close of the 3M Food Safety transaction, this credit facility will terminate and be replaced with a larger, revolving facility. There were no advances against this line of credit during fiscal years 2022, 2021 and 2020, and no balance outstanding at May 31, 2022 and 2021.
Net accounts receivable at May 31, 2022 were $99.7 million, compared to $91.8 million at May 31, 2021; the increase is primarily due to the increased sales in the fourth quarter of fiscal 2022 compared to the corresponding period a year ago. Our days sales outstanding, a measurement of the time it takes to collect receivables, improved to 62 days at May 31, 2022 compared to 66 days at May 31, 2021.
Inventory balances were $122.3 million at May 31, 2022, an increase of $21.6 million, or 21%, compared to $100.7 million at May 31, 2021, In addition to adding $1.7 million of acquired inventory in fiscal 2022, we also increased ordering quantities and inventory levels to overcome supply chain constraints and minimize delays to customers.
On December 13, 2021, Neogen, 3M, and Garden Spinco, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business announced that they had entered into a definitive agreement pursuant to which 3M would separate its Food Safety business and simultaneously combine it with Neogen in a Reverse Morris Trust transaction, which is intended to be tax-efficient to 3M and its shareholders for U.S. federal income tax purposes. Under the terms of the definitive agreements, at the completion of the transaction, Neogen will issue a number of shares to 3M shareholders such that 3M shareholders will receive approximately 50.1% of the combined company and existing Neogen shareholders will continue to own approximately 49.9% of the combined company. In connection with the transaction, 3M will also receive consideration valued at approximately $1 billion, subject to closing and other adjustments. The transaction is expected to close by the end of the third quarter calendar year 2022, subject to approval by Neogen shareholders and the satisfaction of other customary closing conditions.
On June 30, 2022, Garden Spinco entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650.0 million and a five-year senior secured revolving facility in the amount of $150.0 million (collectively, the “Credit Facilities”), which, subject to customary closing conditions, will be available in connection with the merger and related transactions. The Credit Facilities, together with the Notes below, when incurred, represent the financing contemplated in connection with the merger.
In July 2022 Garden SpinCo closed on an offering of $350.0 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Garden SpinCo to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Garden SpinCo did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Garden SpinCo’s common stock to 3M stockholders, the Notes will be guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M will be released from all obligations under its guarantee. Upon the effectiveness of the merger, the Notes will be guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.
In addition to the 3M transaction described above, our future cash on hand and borrowing capacity may not be sufficient to meet cash requirements to commercialize products currently under development or execute our future plans to acquire additional businesses, technology and products that fit within our strategic plan. Accordingly, we may be required, or may choose, to issue additional equity securities or enter into other financing arrangements for a portion of our future capital needs.
We are subject to certain legal and other proceedings in the normal course of business that have not had, and, in the opinion of management, are not expected to have, a material effect on our results of operations or financial position.

CONTRACTUAL OBLIGATIONS
As of May 31, 2022, we have the following contractual obligations due by period:

		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	$—	$—	$—	$—	$—
Operating Leases	3,316	1,458	1,324	534	—
Unconditional Purchase Obligations (1)	85,781	83,031	2,750	—	—

	$89,097	$84,489	$4,074	$534	$—

(1)	Unconditional purchase obligations are primarily purchase orders for future inventory and capital equipment purchases.
We continue to make investments in our business and operating facilities. Our preliminary estimate for capital expenditures related to our existing operations in fiscal 2023 is $20 to $25 million; we also expect to spend approximately $70 million over the next two fiscal years to construct a manufacturing facility and $50 million over the next two fiscal years to implement a new enterprise resource planning solution. In conjunction with our planned transaction with 3M’s food safety business, we will spend an additional $3 to $5 million on capital leases and capital improvements on leased facilities in fiscal 2023.
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
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries, as well as certain expenses related to those revenues, are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, the euro, the Mexican peso, the Brazilian real, the Chinese yuan, the Australian dollar and, to a lesser extent, the Indian rupee, the Canadian dollar, the Guatemalan quetzal, the Argentine peso, the Uruguayan peso and the Chilean peso; there is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. We use derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.
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
The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	May 31, 2022	Impact
(dollars in thousands)
Foreign Currency — Revenue	10% Decrease in exchange rates	$20,934	Earnings
Foreign Currency — Hedges	10% Decrease in exchange rates	442	Earnings
Interest Income	10% Decrease in interest rates	233	Earnings

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is submitted in a separate section of this report starting on page
F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—NONE

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15
(e) under the Securities Exchange Act of 1934) as of May 31, 2022. Based on and as of the time of such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules
13-a-15(f)
and
15d-15(f).
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted as to the effectiveness of internal control over financial reporting as of May 31, 2022, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that internal control over financial reporting was effective as of May 31, 2022. The effectiveness of internal control over financial reporting as of May 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included on the following page and is incorporated into this Item 9A by reference.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Neogen Corporation
Lansing, Michigan
Opinion on Internal Control over Financial Reporting
We have audited Neogen Corporation’s (the “Company’s”) internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2022, and the related notes and schedules and our report dated July 27, 2022 expressed an unqualified opinion thereon.
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
July 27, 2022

ITEM 9B.	OTHER INFORMATION—NONE

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS—NOT APPLICABLE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company and certain corporate governance matters appearing under the captions “Proposal 1 — Election of Directors,” “Information About the Board and Corporate Governance Matters,” and “Additional Information-Delinquent Section 16(a) Reports” is incorporated by reference to Neogen’s 2022 proxy statement to be filed within 120 days of May 31, 2022.
We have adopted a Code of Conduct that applies to our directors, executive officers and employees. This Code of Conduct is available on our website at
https://www.Neogen.com/globalassets/pdfs/corporate-governance-sec-and-investor-information/codeofconduct.pdf
. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the code of conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.
Information About Our Executive Officers
The officers of Neogen serve at the discretion of the Board of Directors. The names and titles of our officers as of May 31, 2022 are set forth below.

Name	Position with the Company	Year Joined the Company
John E. Adent	President & Chief Executive Officer	2017
Robert S. Donofrio, Ph.D.	Vice President, Research & Development	2016
Jerome L. Hagedorn	Vice President, North American Operations	2018
Douglas E. Jones	Vice President & Chief Operating Officer	2020
Jason W. Lilly, Ph.D.	Vice President, International Business	2005
Julie L. Mann	Vice President & Chief Human Resources Officer	2017
Steven J. Quinlan	Vice President & Chief Financial Officer	2011
Amy M. Rocklin, Ph.D.	Vice President, General Counsel & Corporate Secretary	2021
Information concerning the officers of Neogen follows:
John E. Adent, age 54, joined Neogen as Chief Executive Officer on July 17, 2017 and was then named President on September 22, 2017. Prior to joining Neogen, Mr. Adent served as the Chief Executive Officer of Animal Health International, Inc., formerly known as Lextron, Inc., from 2004 to 2015, also serving as its President during that time. Animal Health International was sold to Patterson Companies, Inc. in 2015, and Mr. Adent served as the Chief Executive Officer of the $3.3 billion Animal Health Division of Patterson Animal Health from that period until his resignation on July 1, 2017. Mr. Adent began his career with management responsibilities for Ralston Purina Company, developing animal feed manufacturing and sales operations in China and the Philippines. When Ralston Purina spun off that business to Agribrands, he continued his management role in the European division in Spain and Hungary, serving as managing director of the Hungarian operations. He left Ralston Purina in 2004.
Dr. Robert S. Donofrio, age 49, joined Neogen in February 2016 as Director of Microbiology Research and Development, and was promoted to Director of Food Safety Research and Development in December 2016. In April 2018, Dr. Donofrio was named Vice President, Food Safety Research and Development and then named Vice President, Research and Development in September 2018. Prior to joining Neogen, he worked for 15 years at NSF International in various positions of increasing responsibility, including Director of Microbiology and Molecular Biology and Director of Applied Research, where he led efforts in grant research and method development with partners in academia, industry and government. At Neogen, Dr. Donofrio is responsible for our worldwide food safety and animal safety research activities.
Jerome L. Hagedorn, age 56, joined Neogen in April 2018 as Vice President, Food Safety Operations; in 2020, he was named Vice President, North American Operations. In the role, Mr. Hagedorn is responsible for the manufacturing, supply chain, shipping and warehousing, production engineering and quality systems for Neogen’s North American operations. Prior to joining Neogen, Mr. Hagedorn spent the past eight years as Vice President of Operations at Siemens Healthcare Diagnostics. At Siemens, he was responsible for multiple plant operations, including diagnostic instrument manufacturing and new product introduction. Prior to joining Siemens, Mr. Hagedorn held a variety of senior level positions over a 20 year career, including Director of Manufacturing at Bayer Healthcare in Indiana, Director of Lean Manufacturing at Invensys in Ohio, and Manager of Automated Manufacturing at Siemens Electronic Components in Mexico.

Douglas E. Jones, age 52, joined Neogen as Vice President & Chief Commercial Officer on August 17, 2020; in 2022, he was named Vice President & Chief Operating Officer. Prior to joining Neogen, Mr. Jones served as the President of the Companion Animal Division at Patterson Companies from 2016 to August 2020. Prior to joining Patterson, Mr. Jones served as the Head of Business Operations for the North American Merial Animal Health Division of Sanofi. Mr. Jones began his career as a management consultant with the North Highland Company and PriceWaterhouseCoopers, focusing on commercial transformation and strategy projects in the pharmaceutical, healthcare distribution and high-tech industries.
Dr. Jason W. Lilly, age 48, joined Neogen in June 2005 as Market Development Manager for Food Safety. In June 2009, he moved to the Corporate Development group. He was named Vice President of Corporate Development in December 2011, responsible for the identification and acquisition of new business opportunities for the Company. In January 2019, Dr. Lilly was named Vice President, International Business, responsible for Neogen’s operations outside of the U.S. and Canada; in April 2022, Dr. Lilly also assumed responsibility on an interim basis for the North American genomics business. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation.
Julie L. Mann, age 57, joined Neogen in 2017 as Director of Human Resources and was promoted to Senior Director of Human Resources in June 2019. In 2020, Ms. Mann was named Vice President & Chief Human Resources Officer, with responsibilities for people-focused programs and initiatives for Neogen’s worldwide employees. Ms. Mann has more than 30 years of experience focused on all aspects of strategic human resources including talent acquisition, compensation and benefits, employee development and employee relations. Prior to joining Neogen, Ms. Mann held the positions of Director, Talent Acquisition at Holland, a logistics company, and Director, People Services Consulting at Herman Miller.
Steven J. Quinlan, age 59, joined Neogen in January 2011 as Vice President & Chief Financial Officer and was also Corporate Secretary until March 2021. He is responsible for all internal and external financial reporting for Neogen, and manages the accounting, information technology, corporate purchasing, treasury and investor relations functions. Mr. Quinlan came to Neogen following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was on the audit staff at the public accounting firm Price Waterhouse (now PricewaterhouseCoopers) from 1985-1989.
Amy M. Rocklin, Ph.D., age 50, joined Neogen in March 2021 as Vice President, General Counsel & Corporate Secretary. In this role, she is responsible for all legal and compliance matters and serves as the Corporate Secretary. Prior to joining Neogen, Dr. Rocklin was the Division Vice President, Corporate Law at Corning Incorporated, one of the world’s leading innovators in materials science. In her nearly ten years at Corning, she held multiple leadership positions within Corning’s Law Department, including Director of Law, M&A and Emerging Innovations. Before Corning, Dr. Rocklin held positions at Smiths Group plc and was in private practice at the law firm of Foley & Lardner LLP.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Information About the Board and Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio”, and “Compensation of Directors” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Information about the Board and Corporate Governance Matters-Independent Directors,” “-Board Committees” and “-Certain Relationships and Related Party Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Proposal 3
—
Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2022.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) and (c). The response to this portion of ITEM 15 is submitted as a separate section of this report starting on page
F-1.
(a) (3) and (b). The Exhibits, listed on the accompanying Exhibit Index on page 40, are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY — NONE

Neogen Corporation
Annual Report on Form
10-K
Year Ended May 31, 2022
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation, Neogen Corporation and Nova RMT Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.2	Separation and Distribution Agreement, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.3	Asset Purchase Agreement, by and between 3M Company and Neogen Corporation, dated as of December 13, 2021 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

3.1	Restated Articles of Incorporation, as amended on November 23, 2011 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 30, 2011).

3.2	Certificate of Amendment to Articles of Incorporation filed on October 11, 2010 (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K filed on July 30, 2020) .

3.3	Certificate of Amendment to Articles of Incorporation filed on November 20, 2018 (incorporated by reference to Exhibit 3 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 28, 2018).

3.4	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 14, 2000).

3.5	Certificate of Amendment to Articles of Incorporation of Neogen Corporation filed on March 14, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on March 17, 2022).

10.1	Neogen Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s 2015 Proxy Statement dated and filed August 25, 2015).

10.2	Neogen Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s 2018 Proxy Statement dated and filed August 28, 2018).

10.3	Amended and Restated Credit Agreement dated as of November 30, 2016 between Registrant and JPMorgan Chase N.A. (incorporated by reference to Exhibit 10.A to the Registrant’s Form 8-K filed on December 6, 2016).

10.4	First Amendment to Amended and Restated Credit Agreement dated as of November 30, 2018 between Registrant and JPMorgan Chase N.A. (incorporated by reference to Exhibit 10.A to the Registrant’s Form 8-K filed on December 6, 2018).

10.5	Second Amendment to Amended and Restated Credit Agreement dated as of November 30, 2020 between Registrant and JPMorgan Chase N.A. (incorporated by reference to Exhibit 10.A to the Registrant’s Form 8-K filed on December 17, 2020).

10.6	Employee Matters Agreement, dated as of December 13, 2021, by and among Neogen Corporation, Garden SpinCo Corporation and 3M Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

21	Listing of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm BDO USA, LLP

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Dated: July 27, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

President & Chief Executive Officer
	/s/ John E. Adent	(Principal Executive Officer)	July 27, 2022
John E. Adent

Vice President & Chief Financial Officer
	/s/ Steven J. Quinlan	(Principal Financial & Accounting Officer)	July 27, 2022
Steven J. Quinlan

	*	Chairman of the Board of Directors	July 27, 2022
James C. Borel

	*	Director	July 27, 2022
William T. Boehm, Ph.D.

	*	Director	July 27, 2022
Ronald D. Green, Ph.D.

	*	Director	July 27, 2022
Ralph A. Rodriguez

	*	Director	July 27, 2022
James P. Tobin

	*	Director	July 27, 2022
Darci L. Vetter

	*	Director	July 27, 2022
Catherine E. Woteki, Ph.D.

*By:	/s/ John E. Adent
	John E. Adent, Attorney-in-fact		July 27, 2022

ANNUAL REPORT ON FORM
10-K
ITEM 15 (a)(1)(a)(2) and (c)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
YEAR ENDED MAY 31, 2022
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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Neogen Corporation
Lansing, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Neogen Corporation (the “Company”) as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 2
7
, 2022 expressed an unqualified opinion thereon.
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
Valuation of Contingent Consideration
As described in Note 3 to the Company’s consolidated financial statements, the Company has recorded a contingent consideration liability of approximately $6.5 million related to the acquisition of CAPInnoVet, Inc. A contingent consideration liability is recorded based on its estimated fair value as of the date of the acquisition and remeasured as of each balance sheet date.
We have identified the valuation of the contingent consideration liability as of the acquisition date as a critical audit matter. The contingent consideration liability is measured using a Monte-Carlo simulation utilizing significant unobservable inputs that considers the probability of achieving each of the potential milestones, including revenue volatility and an estimated discount rate associated with the risks of the expected cash flows. Due to the inherent uncertainty involved in estimating long-range revenue forecasts and the complexity of the Monte-Carlo simulation utilized by management, auditing the contingent consideration liability required increased auditor effort including the use of personnel with specialized knowledge and skills in valuation.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of certain controls over the development of the significant assumptions used in the valuation model selected, including controls over assumptions related to: (i) long-range revenue forecasts and (ii) discount rates applied to the forecasts.

•
Assessing management’s estimated timing of milestone achievement and probabilities of success by corroborating with personnel knowledgeable of the current progression of the product candidates and reviewed filings with the applicable regulatory agencies.

•
Assessing management’s ability to forecast long-range revenue by analyzing historical accuracy of management’s forecasts related to business combinations and comparing to industry data to validate the reasonableness of the growth assumption.

•
Utilizing professionals with specialized knowledge and skills in valuation to assist in evaluating the valuation methodology selected by management as well as assessing the reasonableness of key inputs including the discount rate and revenue volatility.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.
Grand Rapids, Michigan
July 2
7
, 2022

Neogen Corporation and Subsidiaries
Consolidated Balance Sheets – Assets
(in thousands)

	May 31
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$44,473	$75,602
Marketable securities	336,578	305,485
Accounts receivable, net of allowance of $1,650 and $1,400 at May 31, 2022 and 2021, respectively	99,674	91,823
Inventories	122,313	100,701
Prepaid expenses and other current assets	23,760	17,840

Total Current Assets	626,798	591,451
Property and Equipment
Land and improvements	9,485	7,783
Building and improvements	79,513	72,754
Machinery and equipment	114,180	108,194
Furniture and fixtures	6,307	6,270
Construction in progress	5,974	3,261

	215,459	198,262
Less accumulated depreciation	(104,875)	(97,809)

Net Property and Equipment	110,584	100,453
Other Assets
Right of use assets	3,184	2,477
Goodwill	142,704	131,476
Other non-amortizable intangible assets	15,397	15,545
Amortizable intangible assets, net of accumulated amortization of $55,416 and $53,462 at May 31, 2022 and 2021, respectively	92,106	76,771
Other non-current assets	2,156	2,019

Total Other Assets	255,547	228,288

Total Assets	$992,929	$920,192

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Balance Sheets – Liabilities and Stockholders’ Equity
(in thousands, except shares and per share)

	May 31
	2022	2021
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,614	$23,900
Accruals
Accrued compensation	11,123	11,251
Income tax payable	2,126	1,848
Deferred revenue	5,460	3,404
Other accruals	24,521	13,196

Total Current Liabilities	77,844	53,599
Deferred Income Tax Liability	17,011	21,917
Other Non-Current Liabilities	10,700	4,299

Total Liabilities	105,555	79,815
Commitments and Contingencies (note 7)
Stockholders’ Equity
Preferred stock, $1.00 par value — shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 120,000,000; 107,801,094 a nd 107,468,304 shares issued and outstanding at May 31, 2022 and 2021, respectively	17,248	17,195
Additional paid-in capital	309,984	294,953
Accumulated other comprehensive loss	(27,769)	(11,375)
Retained earnings	587,911	539,604

Total Neogen Corporation and Subsidiaries Stockholders’ Equity	887,374	840,377

Total Liabilities and Stockholders’ Equity	$992,929	$920,192

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share)

	Year Ended May 31
	2022	2021	2020
Revenues
Product revenues	$424,664	$376,302	$335,539
Service revenues	102,495	92,157	82,631

Total Revenues	527,159	468,459	418,170

Cost of Revenues
Cost of product revenues	228,017	201,348	173,566
Cost of service revenues	56,129	52,055	48,325

Total Cost of Revenues	284,146	253,403	221,891

Gross Margin	243,013	215,056	196,279
Operating Expenses
Sales and marketing	84,604	73,443	69,675
General and administrative	82,742	51,197	44,331
Research and development	17,049	16,247	14,750

Total Operating Expenses	184,395	140,887	128,756

Operating Income	58,618	74,169	67,523
Other Income
Interest income, net	1,267	1,614	5,992
Royalty income	—	—	—
Other, net	322	(515)	(1,210)

Total Other Income	1,589	1,099	4,782

Income Before Income Taxes	60,207	75,268	72,305
Provision for Income Taxes	11,900	14,386	12,830

Net Income	$48,307	$60,882	$59,475

Net Income per Share
Basic	$0.45	$0.57	$0.57
Diluted	$0.45	$0.57	$0.56
Weighted Average Shares Outstanding
Basic	107,684	106,499	105,100
Diluted	108,020	107,120	105,720
See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended May 31
	2022	2021	2020
Net Income	$48,307	$60,882	$59,475
Other comprehensive income (loss):
Foreign currency translations	(13,955)	8,602	(8,495)
Unrealized (loss) gain on marketable securities, net of tax of $(728), $(80) and $127	(2,439)	(268)	426

Comprehensive income	$31,913	$69,216	$51,406

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except shares)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, June 1, 2019	104,433,178	$16,709	$213,583	$(11,640)	$419,247	$637,899
Exercise of options, RSUs and share-based compensation expense	1,415,348	227	34,452	—	—	34,679
Issuance of shares under employee stock purchase plan	43,156	7	1,186	—	—	1,193
Net income for 2020	—	—	—	—	59,475	59,475
Other comprehensive loss	—	—	—	(8,069)	—	(8,069)

Balance, May 31, 2020	105,891,682	$16,943	$249,221	$(19,709)	$478,722	$725,177
Exercise of options, RSUs and share-based compensation expense	1,410,948	226	39,454	—	—	39,680
Issuance of shares under employee stock purchase plan	38,406	6	1,382	—	—	1,388
Issuance of shares for Megazyme acquisition	127,268	20	4,896	—	—	4,916
Net income for 2021	—	—	—	—	60,882	60,882
Other comprehensive income	—	—	—	8,334	—	8,334

Balance, May 31, 2021	107,468,304	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options, RSUs and share-based compensation expense	289,334	46	13,162	—	—	13,208
Issuance of shares under employee stock purchase plan	43,456	7	1,869	—	—	1,876
Net income for 2022	—	—	—	—	48,307	48,307
Other comprehensive loss	—	—	—	(16,394)	—	(16,394)

Balance, May 31, 2022	107,801,094	$17,248	$309,984	$(27,769)	$587,911	$887,374

See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended May 31
	2022	2021	2020
Cash Flows From Operating Activities
Net income	$48,307	$60,882	$59,475
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,694	21,041	18,396
Deferred income taxes	(4,695)	(640)	1,601
Share-based compensation	7,154	6,437	6,468
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,798)	(2,595)	(2,881)
Inventories	(21,072)	2,450	(10,011)
Prepaid expenses and other assets	(4,054)	(3,386)	(1,017)
Accounts payable	10,215	(3,206)	6,745
Accruals and other changes	16,287	106	7,102

Net Cash From Operating Activities	68,038	81,089	85,878
Cash Flows for Investing Activities
Purchase of property, equipment and other non-current intangible assets	(24,429)	(26,712)	(24,052)
Proceeds from the maturities of marketable securities	381,839	764,597	406,731
Purchase of marketable securities	(415,894)	(792,678)	(458,300)
Business acquisitions, net of cash acquired	(38,745)	(50,771)	(13,164)

Net Cash for Investing Activities	(97,229)	(105,564)	(88,785)
Cash Flows From Financing Activities
Exercise of stock options and other	7,933	34,631	29,405
Payment of contingent consideration	(1,120)	(1,087)	—

Net Cash From Financing Activities	6,813	33,544	29,405
Effects of Foreign Exchange Rate on Cash	(8,751)	264	(1,917)

Net (Decrease) Increase in Cash and Cash Equivalents	(31,129)	9,333	24,581
Cash and Cash Equivalents, Beginning of Year	75,602	66,269	41,688

Cash and Cash Equivalents, End of Year	$44,473	$75,602	$66,269

Supplementary Cash Flow Information
Income taxes paid, net of refunds	$17,242	$14,966	$7,364
See accompanying notes to consolidated financial statements.

Neogen Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Nature of Operations
Neogen Corporation develops, manufactures and markets a diverse line of products and services dedicated to food and animal safety.
Basis of Consolidation
The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries, all of which are wholly-owned as of May 31, 2022.
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
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, FASB issued Update
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. We will adopt this standard when our new credit agreement goes into effect on the date of the 3M Food Safety business merger, currently expected to close in the third quarter of calendar year 2022. We are evaluating the impact the new standard will have on our consolidated financial statements and related disclosures, but do not anticipate a material impact.
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

Changes in our Accumulated Other Comprehensive Income (Loss) (“AOCI”) balances, net of tax, were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Total AOCI
Balance, May 31, 2020	$(20,135)	$426	$(19,709)
Other comprehensive income (loss)	8,602	(268)	8,334

Balance, May 31, 2021	$(11,533)	$158	$(11,375)
Other comprehensive loss	(13,955)	(2,439)	(16,394)

Balance, May 31, 2022	$(25,488)	$(2,281)	$(27,769)

Fair Value of Financial Instruments

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
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy. Cash held by foreign subsidiaries was $17,057,000 and $15,246,000 at May 31, 2022 and 2021, respectively.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at May 31, 2022, consisting of commercial paper and corporate bonds rated at least A-1/P-1 (short-term) and A/A2 (long-term) with original maturities between 91 days and two years
. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security portfolio. As these securities are highly rated and short-term in nature, they have very little credit risk; therefore, the Company does not believe a reserve for expected credit losses on marketable securities is material. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on our consolidated statements of income. Adjustments in the fair value of these assets are recorded in other comprehensive income (loss).

Marketable Securities as of May 31, 2022 and 2021 are listed below by classification and remaining maturities.

		Year ended May 31
(in thousands)	Maturity	2022	2021
Commercial Paper & Corporate Bonds	0 - 90 days	$106,497	$106,631
	91 -180 days	61,373	78,727
	181 days -1 year	91,706	87,590
	1 - 2 years	77,002	26,752
Certificates of Deposit	0 - 90 days	—	3,262
	91 - 180 days	—	1,260
	181 days -1 year	—	1,263
	1 - 2 years	—	—

Total Marketable Securities		$336,578	$305,485

The components of marketable securities as of May 31, 2022 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Commercial Paper & Corporate Bonds	$339,540	$7	$(2,969)	$336,578
Certificates of Deposit	—	—	—	—

Total Marketable Securities	$339,540	$7	$(2,969)	$336,578

The components of marketable securities as of May 31, 2021 are as follows:

	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Commercial Paper & Corporate Bonds	$299,524	$209	$(33)	$299,700
Certificates of Deposit	5,755	30	—	5,785

Total Marketable Securities	$305,279	$239	$(33)	$305,485

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

Accounts Receivable and Concentrations of Credit Risk
Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable May 31, 2022 or 2021, respectively. The activity in the allowance for doubtful accounts was as follows:

	Year ended May 31
(in thousands)	2022	2021	2020
Beginning Balance	$1,400	$1,350	$1,700
Provision	332	239	393
Recoveries	98	139	49
Write-offs	(180)	(328)	(792)

Ending Balance	$1,650	$1,400	$1,350

Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out method. The components of inventories were as follows:

	Year ended May 31
(in thousands)	2022	2021
Raw Materials	$58,667	$47,588
Work-in-process	6,388	6,412
Finished goods	57,258	46,701

	$122,313	$100,701

The Company’s inventories are analyzed for slow moving, expired and obsolete items on a quarterly basis and the valuation allowance is adjusted as required within cost of revenues
expense. The valuation allowance for inventory was $4,050,000 and $3,100,000 at May 31, 2022 and 2021, respectively.
Property and Equipment
Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements and three to 10 years for furniture, fixtures, machinery and equipment. Depreciation expense was $14,094,000, $13,288,000 and $11,907,000 in fiscal years 2022, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete
and patents. Amortizable intangible assets are amortized on either an accelerated or a straight-line basis, generally over two to 25 years. The remaining weighted average amortization period for intangibles was eight years and 10 years at May 31, 2022 and 2021, respectively. Management reviews the carrying amounts of goodwill and other non-amortizable
intangible assets annually, or when indications of

impairment exist, to determine if such

assets may be impaired. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in the Company’s market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis. If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. In the fourth quarter of fiscal 2022
, management performed our annual goodwill impairment analysis qualitatively.
In connection with our annual goodwill impairment assessment for 2022, 2021, and 2020, we determined that no impairment adjustments were necessary.
Long-lived Assets
Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset are less than the carrying value of the asset. In such an event, fair value is determined using discounted cash flows, and if lower than the carrying value, impairment is recognized through a charge to operations. No impairments of long-lived assets were identified during the years ended May 31, 2022, 2021 and 2020, respectively.
Business Combinations
We utilize the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Neogen’s results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current liabilities (for expected payments in greater than a year), both on our consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed
12
months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.
Reclassifications
Certain immaterial amounts in the fiscal 2021 and 2020 consolidated financial statements have been reclassified to conform with the fiscal 2022 presentation.
Equity Compensation Plans
At May 31, 2022, the Company had stock option plans which are described more fully in Note 5 to the consolidated financial statements.
We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. Our stock-based compensation expense is reflected in general and administrative expense in our consolidated statements of income.
The weighted-average fair value per share of stock options granted during fiscal years 2022, 2021 and 2020, estimated on the date of grant using the Black-Scholes option pricing model, was $8.49, $7.71 and $7.78, respectively. The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2022	2021	2020
Risk-free interest rate	0.4%	0.2%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock volatility	32.8%	31.3%	29.4%
Expected option life	3.12 years	3.25 years	3.5 years
The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. We include recent historical experience in estimating our forfeitures. As employees terminate, grant tranches expire or as forfeitures are known, estimated expense is adjusted to actual. For options granted in fiscal years 2022, 2021 and 2020, the Company recorded charges in general and administrative expense based on the fair value of stock options using the straight-line method over the vesting period of three to five years.

The Company also issues restricted stock units (RSUs), which are described more fully in Note 5 to the consolidated financial statements. The RSUs generally vest over three to five years and have a weighted average value of $37.28 in fiscal 2022 and $34.21 in fiscal 2021.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and for tax credit carryforwards and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expense represents the change in net deferred income tax assets and liabilities during the year. The Company’s policy is to recognize both accrued interest expense and penalties related to unrecognized tax benefits in income tax expense.
Our wholly-owned foreign subsidiaries are comprised of Neogen Europe, Quat-Chem Ltd, Abbott Analytical Limited, Delf (UK) Limited, Delf-Chem Solutions Limited, Megazyme Ltd, Megazyme IP, Neogen Italia S.r.l., Neogen do Brasil, Rogama Industria e Comercio Ltda, Neogen Latinoamérica, Neogen Guatemala, Neogen Argentina, Neogen Uruguay, Neogen Chile SpA, Neogen
Bio-Scientific
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
Advertising Costs
Advertising costs are expensed within sales and marketing as incurred and totaled $2,018,000, $1,687,000 and $1,454,000 in fiscal years 2022, 2021 and 2020, respectively.
Net Income per Share
Basic net income per share is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding. Our dilutive potential common shares outstanding during the years result from dilutive stock options and restricted stock units. The following table presents the net income per share calculations:

	Year ended May 31
(in thousands, except per share)	2022	2021	2020
Numerator for basic and diluted net income per share — Net Income	$48,307	$60,882	$59,475
Denominator for basic net income per share — Weighted average shares	107,684	106,499	105,100
Effect of dilutive stock options and restricted stock units	336	621	620

Denominator for diluted net income per share	108,020	107,120	105,720
Net income attributable per share
Basic	$0.45	$0.57	$0.57
Diluted	$0.45	$0.57	$0.56
At May 31, 2022, 383,000 shares from option exercises were excluded from the computation of diluted net income per share, as the option exercise prices exceeded the average market price of the common shares. At May 31, 2021, no potential shares were excluded from the computation. At
May 31, 2020, 56,000 potential shares were excluded from the computation.

Leases
The Company recognizes in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
asset representing its right to use the underlying asset for the lease term. We recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use

assets and
 lease liabilities
.
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
We have made certain assumptions and judgments when accounting for leases, the most significant of which are:

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

Supplemental balance sheet information related to operating leases was as follows:

	Year ended May 31
(in thousands)	2022	2021
Rights of use - assets	$3,184	$2,477
Lease liabilities - current	1,440	1,285
Lease liabilities - non-current	1,788	1,207
The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended May 31
	2022	2021
Weighted average remaining lease term	3 years	2 years
Weighted average discount rate	1.7%	2.0%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income. The components of lease expense were as follows:

	Year ended May 31
(in thousands)	2022	2021
Operating leases	$438	$1,352
Short term leases	277	134

Total lease expense	$715	$1,486
Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows was approximately $1,407,000, $1,397,000 and $1,178,000 for the years ended May 31, 2022, 2021 and 2020, respectively. There were no non-cash additions to right-of-use assets obtained from new operating lease liabilities for the year ended May 31, 2022.
Maturities of operating lease liabilities as of May 31, 2022 are as follows:

(in thousands)	Amount
Years ending May 31, 2023	$1,458
2024	887
2025	436
2026	345
2027 and thereafter	190

Total lease payments	$3,316
Less: imputed interest	(88)

Total lease liabilities	$3,228

Revenue Recognition
We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies the performance obligations.
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
The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense; these expenses totaled $17,482,000, $15,180,000 and $13,514,000 in fiscal years 2022, 2021 and 2020, respectively. Revenue is recognized net of any tax collected from customers; the taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. These situations are infrequent; due to immateriality of the amount, warranty claims are recorded in the period incurred.
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
The Company has no

contract assets
;
 contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are listed as Deferred revenue
o
n the consolidated balance sheets.

The following table presents disaggregated revenue by major product and service categories for the years ended May 31, 2022, 2021 and 2020:

	Year Ended
(dollars in thousands)	May 31, 2022	May 31, 2021	May 31, 2020
Food Safety:
Natural Toxins, Allergens & Drug Residues	$79,395	$76,614	$76,207
Bacterial & General Sanitation	47,282	44,009	41,780
Culture Media & Other	75,278	61,245	47,847
Rodenticides, Insecticides & Disinfectants	35,691	32,219	28,890
Genomics Services	22,333	20,157	17,967

	$259,979	$234,244	$212,691
Animal Safety:
Life Sciences	5,685	5,715	6,322
Veterinary Instruments & Disposables	63,938	48,128	42,941
Animal Care & Other	39,805	35,897	28,389
Rodenticides, Insecticides & Disinfectants	83,610	77,458	68,815
Genomics Services	74,142	67,017	59,012

	$267,180	$234,215	$205,479

Total Revenue	$527,159	$468,459	$418,170

See Note
11
to the consolidated financial statements for disaggregated revenues by geographical location.
2. Goodwill and Other Intangible Assets
Management completed the annual impairment analysis of goodwill and intangible assets with indefinite lives using a qualitative
assessment as of the first day of the fourth quarter of fiscal years 2022, 2021 and 2020, respectively, and determined that recorded amounts were not impaired and that no write-down was necessary.
The following table summarizes goodwill by reportable segment:

(in thousands)	Food Safety	Animal Safety	Total
Balance, May 31, 2020	$47,215	$63,125	$110,340
Goodwill acquired	18,775	—	18,775
Goodwill and/or currency adjustments (1)	1,832	529	2,361

Balance, May 31, 2021	$67,822	$63,654	$131,476

Goodwill acquired	4,152	11,752	15,904
Goodwill and/or currency adjustments (1)	(4,416)	(260)	(4,676)

Balance, May 31, 2022	$67,558	$75,146	$142,704

(1)	Includes final purchase price allocation adjustments and currency adjustments for goodwill recorded at international locations.

At May 31, 2022, non-amortizable intangible assets included licenses of $569,000, trademarks of $13,604,000 and other intangibles of $1,224,000. At May 31, 2021, non-amortizable intangible assets included licenses of $569,000, trademarks of $13,752,000 and other intangibles of $1,224,000.
Amortizable intangible assets consisted of the following and are included in customer-based intangibles and other non-current assets within the consolidated balance sheets:

	Gross	Less	Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Licenses	$17,109	$5,682	$11,427
Covenants not to compete	846	671	175
Patents	8,347	4,583	3,764
Customer-based intangibles	75,000	33,662	41,338
Other product and service-related intangibles	46,220	10,818	35,402

Balance, May 31, 2022	$147,522	$55,416	$92,106

Licenses	$16,913	$4,580	$12,333
Covenants not to compete	1,006	571	435
Patents	8,363	4,243	4,120
Customer-based intangibles	76,384	35,209	41,175
Other product and service-related intangibles	27,567	8,859	18,708

Balance, May 31, 2021	$130,233	$53,462	$76,771

Amortization expense for intangibles totaled $9,600,000, $7,753,000 and $6,489,000 in fiscal years 2022, 2021, and 2020, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows: $9,634,000 in 2023, $9,189,000 in 2024, $8,686,000 in 2025, $8,585,000 in 2026 and $8,097,000 in 2027
 and $47,915,000 thereafter.
The amortizable intangible assets useful lives are 2 to 20 years for licenses, 3 to 10 years for covenants not to compete, 5 to 25 years for patents, 9 to 20 years for customer-based intangibles and 5 to 20 years for other product and service-related intangibles, which primarily consist of product formulations. All definite-lived intangibles are amortized on a straight-line basis with the exception of definite-lived customer-based intangibles and product and service-related intangibles, which are amortized on either a straight-line or an accelerated basis
.
3. Business Combinations
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

the remaining $110,000 accrued but not earned was recorded as a gain in Other Income in the third quarter of fiscal 2021. In January 2022
,
 the former owner was paid the remaining $540,000 of the purchase price. This operation continues to operate in Buenos Aires, Argentina, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.
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
In January 2022,
 the former owner was paid $184,000, after deducting $26,000 from the final payment for uncollectable accounts receivable balances. This operation continues to operate in Montevideo, Uruguay, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.
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
This operation continues to operate in Milan, Italy, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
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
This manufacturing operation continues to operate in Liverpool, England, reporting within the Food Safety segment. It is managed through Neogen’s Scotland operation.
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
In April 2021, the former owner was paid $33,000, after deducting $17,000 from the final payment for inventory adjustments. The business continues to operate in Santiago, Chile, reporting within the Food Safety segment. It is managed through Neogen’s Latin America operation.

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
On December 30, 2020, the Company acquired all of the stock of Megazyme, Ltd, an Ireland-based company, and its wholly-owned subsidiaries, U.S.-based Megazyme, Inc. and Ireland-based Megazyme IP. Megazyme is a manufacturer and supplier of diagnostic assay kits and enzymes to measure dietary fiber, complex carbohydrates and enzymes in food and beverages as well as animal feeds. This acquisition will allow Neogen to expand its commercial relationships across food, feed and beverage companies, and provide additional food quality diagnostic products to commercial labs and food science research institutions. Consideration for the purchase was net cash of $39.8 million paid at closing, $8.6 million of cash placed in escrow payable to the former owner in two installments in two and four years, $4.9 million of stock issued at closing, and up to $2.5 million of contingent consideration, payable in two installments over the next year, based upon an excess net sales formula. The final
purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,376,000, inventory of $5,595,000, net property, plant and equipment of $12,599,000, prepayments of $69,000, accounts payable of $4,000, other current liabilities of $1,815,000, contingent consideration accrual of $2,458,000, non-current liabilities of $319,000, non-current deferred tax liabilities of $3,306,000, intangible assets of $22,945,000 (with an estimated life of 15-20 years) and the remainder to goodwill (non-deductible for tax purposes). These values are Level 3 fair value measurements. In February 2021, the former owner was paid $1,229,000 for the first installment of contingent consideration, based upon the achievement of sales targets. In January 2022, the former owner was paid $1,120,000 for the second installment of contingent consideration, also based upon the achievement of sales targets, less a deduction of $120,000 related to a prior period tax adjustment. The Irish companies continue to operate in Bray, Ireland, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation. The Company’s U.S. business is managed by our Lansing-based Food Safety team.
Fiscal 2022
On September 17, 2021, the Company acquired
all of
the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provides entry into the retail parasiticide market and enhances the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17.9 million paid at closing, including $150,000 of cash placed in escrow payable to the former owners in twelve months. There is also the potential for performance milestone payments to the former owners of up to $6.5 million and the Company could incur up to $14.5 million in future royalty payments. The preliminary purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308,000, inventory of $531,000, prepayments of $296,000, accounts payable of $120,000, other current liabilities of $84,000, non-current liabilities of $6.5 million
 (contingent consideration accrual calculated using a Monte Carlo simulation utilizing inputs such as probability and timing of milestone achievements, revenue forecasts and volatility, and estimated discount rates relating to estimated future cash flows of the business),

intangible assets of $19.2 million (with an estimated life of 15-20 years)
and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.
On November 30, 2021, the Company acquired all of the stock of Delf (U.K.) Ltd., a United Kingdom-based manufacturer and supplier of animal hygiene and industrial cleaning products, and Abbott Analytical Ltd., a related service provider. This acquisition will expand the Company’s line of dairy hygiene products and will enhance our cleaner and disinfectant product portfolio. Consideration for the purchase was net cash o
f $9.5 million

paid

at closing, including $722,000 of cash placed in escrow payable to the former owner in one year. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,059,000,

inventory of $972,000,

net property, plant and equipment of $152,000, prepayments of $31,000, accounts payable of $497,000, other current liabilities of $378,000, non-current

deferred tax liabilities of $780,000, intangible assets of $3.1 million (with an estimated life of 10-15 years) and the remainder to goodwill

(non-deductible for tax purposes). These values are Level 3 fair value measurements. The companies continue to operate in Liverpool, England,

reporting within the Food Safety segment and are managed through Neogen’s Scotland operation.

On December 9, 2021, the Company acquired
all of
the stock of Genetic Veterinary Sciences, Inc., a companion animal genetic testing business providing genetic information for dogs, cats and birds to animal owners, breeders and veterinarians. This acquisition will further expand the Company’s presence in the companion animal market. Consideration for the purchase was $11.4 million in net cash. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $38,000, net inventory of $292,000, net property, plant and equipment of $399,000, prepayments of $54,000, accounts payable of $325,000, unearned revenue of $1.9 million, other current liabilities of $321,000, intangible assets of $5.5 million (with an estimated life of 5-15 years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements.
The business continues to operate in Spokane, Washington, reporting within the Animal Safety segment.
Subsequent to the end of the fiscal year, on July 1, 2022, Neogen acquired all of the stock of
Thai-Neo
Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. This acquisition gives Neogen a direct sales presence in Thailand. Consideration for the purchase was
$1,558,000, with $1,324,000 paid at closing and $234,000 payable on October 1, 2023. Due to the timing of the transaction, the details of the preliminary purchase price allocation are not available. The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.
For the acquisitions listed above, revenues in the aggregate were $38.0 million, $27.0 million a nd $
6.1
million in fiscal years 2022, 2021 and 2020, respectively. Earnings in the aggregate were
$5.4 million, $4.2 million and $520,000
in fiscal years 2022, 2021 and 2020, respectively.
3M Food Safety transaction
On December 13, 2021, Neogen, 3M, and Garden Spinco, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business, entered into a number of agreements
, including the merger agreement,

pursuant to which, among other things, 3M’s Food Safety business will combine with Neogen in a Reverse Morris Trust transaction, intended to be tax-efficient to
3M and its shareholders for U.S. federal income tax purposes. Immediately following the transaction, Garden SpinCo stockholders will own, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-Merger
Neogen shareholders will own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. The transaction implies an enterprise value for 3M’s Food Safety business of approximately $3.4 billion based on Neogen’s stock price at July 22, 2022
,

including $1 billion in new debt to be incurred by 3M’s Food Safety business. 3M’s Food Safety business will fund to 3M consideration valued at approximately $1 billion, subject to closing and other adjustments.
On June 30, 2022, Garden Spinco entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650.0 million and a five-year senior secured revolving facility in the amount of $150.0 million (collectively, the “Credit Facilities”), which, subject to customary closing conditions, will be available in connection with the merger and related transactions. The Credit Facilities, together with the Notes below, when incurred, represent the financing contemplated in connection with the Merger.
In July 2022 Garden SpinCo closed on an offering of $350.0 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes will initially be issued by
Garden
SpinCo to 3M and are expected to be transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. SpinCo will not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of SpinCo’s common stock to 3M stockholders, the Notes will be guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M will be released from all obligations under its guarantee. Upon the effectiveness of the Merger, the Notes will be guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.
The transaction is expected to close by the end of the third calendar quarter in 2022, subject to approval by Neogen shareholders, receipt of required regulatory approvals and the satisfaction of other customary closing conditions.
4. Long-Term Debt
The Company has a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which was amended in the second quarter to extend the expiration to November 30, 2023. There were no advances against the line of credit during fiscal years 2022 and 2021; there was no balance outstanding at May 31, 2022. Interest on any borrowings is LIBOR plus 100 basis points (rate under the terms of the agreement was 2.06%

at
 May 31, 2022). See Note 1, Recent Accounting Pronouncements Not Yet Adopted, for information on reference rate reform. Financial covenants include maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA; the Company believes it was in compliance with these covenants at May 31, 2022.
5. Equity Compensation Plans
Incentive and non-qualified options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options were granted at an exercise price of not less than the fair market value of the stock on the date of grant. Remaining shares available for grant under share-based compensation

plans were 5,386,000, 6,355,000 and 7,002,000 at May 31, 2022, 2021 and 2020, respectively. Options vest ratably over three
and five-year periods and the contractual terms are generally five
or ten years.

		Weighted-Average	Weighted-Average
(options in thousands)	Options	Exercise Price	Grant Date Fair Value
Outstanding at May 31, 2019 (1,234 exercisable)	4,770	$24.69	$6.35
Granted	1,124	31.96	7.78
Exercised	(1,438)	20.12	5.53
Forfeited	(132)	28.72	7.10

Outstanding at May 31, 2020 (972 exercisable)	4,324	27.98	6.98
Granted	403	34.23	7.71
Exercised	(1,389)	24.38	6.31
Forfeited	(381)	28.99	7.20

Outstanding at May 31, 2021 (643 exercisable)	2,957	30.38	7.36
Granted	615	36.42	8.49
Exercised	(281)	22.79	6.29
Forfeited	(47)	33.93	8.02

Outstanding at May 31, 2022 (1,191 exercisable)	3,244	32.13	7.66

The following is a summary of stock options outstanding at May 31, 2022:

	Options Outstanding			Options Exercisable
		Average
(options in thousands)		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$10.75 - $20.00	49	2.3	$15.43	49	$15.43
$20.01 - $28.99	344	3.8	26.80	83	23.08
$29.00 - $30.99	493	0.9	30.16	332	30.13
$31.00- $31.99	1,509	2.0	31.70	581	31.64
$32.00- $42.45	849	3.7	37.16	146	33.88

	3,244	2.5	32.13	1,191	30.24
The weighted average exercise price of shares subject to options that were exercisable at May 31, 2021 and 2020 was $28.10 and $24.47, respectively.

Compensation expense related to share-based awards was $
7,154,000
, $
6,437,000
and $
6,468,000
in fiscal years
2022
,
2021
and
2020
, respectively. Remaining compensation cost to be expensed in future periods for non-vested options was $
10,927,000
at May
31
,
2022
, with a weighted average expense recognition period of
2.9
years.

	Year ended May 31
(in thousands)	2022	2021	2020
Aggregate intrinsic value of options outstanding	$850	$46,667	$32,988
Aggregate intrinsic value of options exercisable	$817	$11,617	$10,814
Aggregate intrinsic value of options exerised	$5,507	$22,349	$19,597
The Company grants restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods.

The
RSUs
are
 expensed straight-line over the remaining weighted-average period of
4.0
years. On May 31,
2022
,
there was $6,866,000 in unamortized compensation cost related to non-vested RSUs.

(RSU Grants in thousands)	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2020	—	$—
Granted	122	34.21
Released	—	—
Forfeited	(1)	34.21

Outstanding at May 31, 2021	121	34.21
Granted	169	37.28
Released	(25)	34.24
Forfeited	(8)	36.80

Outstanding at May 31, 2022	257	36.14

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2011 Employee Stock Purchase Plan; the discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees through this program were 43,456 in fiscal 2022, 38,406 in fiscal 2021 and 43,156 in fiscal 2020. As of May 31, 2022, common stock totaling 605,774 of the 1,425,000 authorized shares remained reserved for issuance under the plan.

6. Income Taxes
Income before income taxes by source consists of the following amounts:

	Year ended May 31
(in thousands)	2022	2021	2020
U.S.	$38,554	$55,753	$62,329
Foreign	21,653	19,515	9,976

	$60,207	$75,268	$72,305

The provision for income taxes consists of the following:

	Year ended May 31
(in thousands)	2022	2021	2020
Current
Domestic
Federal	$8,579	$6,981	$6,886
Change in tax-related uncertainties	3	(75)	269
State	2,406	2,147	1,262
Foreign	5,140	4,875	2,475
Total Current	16,128	13,928	10,892
Deferred
Domestic
Federal	(3,721)	479	1,964
State	(356)	44	195
Foreign	(151)	(65)	(221)
Total Deferred	(4,228)	458	1,938

Provision for Income Taxes	$11,900	$14,386	$12,830

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
(in thousands)	2022	2021	2020
Tax at U.S. statutory rate	$12,643	$15,806	$15,184
Permanent differences	67	292	360
Global intangible low-taxed income (GILTI)	1,501	2,064	438
Foreign derived intangible income deduction (FDII)	(1,308)	(1,210)	(1,120)
Foreign rate differential	215	669	(182)
Subpart F income	397	628	634
Tax benefits on stock-based compensation	(462)	(2,651)	(1,998)
Provision for state income taxes, net of federal benefit	1,517	1,601	1,412
Tax Credits	(2,527)	(3,298)	(1,417)
Impact of tax rate changes	583	—	—
Other	(726)	485	(481)

Income Tax Expense	$11,900	$14,386	$12,830

Foreign tax credits, primarily offsetting taxes associated with Subpart F and GILTI income, were $1,747,000, $2,753,000 and $945,000 in fiscal years 2022, 2021 and 2020, respectively. The Company’s research and development credits were $780,000, $545,000 and $472,000 in fiscal years 2022, 2021 and 2020, respectively.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax liabilities and assets are as follows:

	Year ended May 31
( i n thousands)	2022	2021
Deferred income tax liabilities
Indefinite and long-lived assets	$(22,709)	$(25,072)
Right of use asset	(344)	(213)
Prepaid expenses	(884)	(721)

	(23,937)	(26,006)
Deferred income tax assets
Stock options	2,085	1,106
Inventories and accounts receivable	2,044	2,081
Tax loss carryforwards	561	662
Lease liability	382	211
Accrued expenses and other	2,422	570
Valuation allowance	(568)	(541)

	6,926	4,089

Net deferred income tax liabilities	$(17,011)	$(21,917)

The Company has the following net operating loss carryforwards:

( i n thousands)	As of May 31, 2022	Expiry
U.S.	$281	2037
Foreign	2,831	2024 to 2032

	$3,112

Valuation allowances against certain deferred tax assets are established based on management’s determination of a more likely than not standard that the tax benefits will not be realized.
We are subject to income taxes in the U.S. (federal and state) and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The
Company’s
policy is to recognize both accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefits reserve was $69,321 at May 31, 2022 and $64,518 at May 31, 2021. Of the total unrecognized tax benefits at May 31, 2022 and May 31, 2021, $808,186 and $805,316 respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.
The reconciliation of our unrecognized tax benefits is as follows:

	Year ended May 31
(in thousands)	2022	2021	2020
Beginning balance	$764	$762	$541
Increase/(decrease) related to prior periods	(75)	(182)	48
Increase related to current period	147	184	173
Lapses of applicable statute of limitations	(95)	—	—

Ending balance	$741	$764	$762

The Company is no longer subject to examination by the Internal Revenue Service for fiscal year 201
8
and preceding years.

7. Commitments and Contingencies
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $63,000 to $131,000
per year from fiscal 2018 to fiscal 2021.
The Company’s estimated remaining liability for these costs was $916,000 at both May 31, 2022 and 2021, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has agreed to a pilot study in which chemical reagents are injected into the ground in an attempt to reduce on-site
contamination; costs incurred in fiscal 2022
totaled $305,000, which included the cost of this study
.

At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded
 $100,000 as a current liability, and the remaining $816,000 is recorded in other non-current liabilities in the consolidated balance sheet as of May
31
, 2022.
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
In addition to responding to the administrative subpoena, the Company has implemented additional compliance measures to prevent inadvertent dealings with restricted countries or parties. These measures further enhance the Company’s international trade compliance program, which is designed to assure that the Company does not conduct business directly or indirectly with any countries or parties subject to economic sanctions and export control laws of the U.S. and other applicable jurisdictions. Although it is too early to predict what action, if any, that OFAC will take, the Company does not currently have any reason to believe that OFAC’s pending investigation will have a material impact on its operations, the results of operations for any future period, or its overall financial condition. In fiscal 2020, the Company took a charge to expense and recorded a reserve of
$600,000 to provide for potential fines or penalties on this matter. At this time, the Company believes that it is adequately reserved for this issue.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, recorded in sales and marketing, under the terms of these agreements was $1,999,000, $2,129,000 and $2,524,000 for fiscal years 2022, 2021 and 2020, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2023—$100,000, 2024—$100,000, 2025—$100,000, 2026—$75,000 and 2027—$75,000.
The Company has unconditional purchase obligations consisting primarily of purchase orders for future inventory and capital equipment purchases, totaling $85.8 million, of which $83.1 million is scheduled to be spent within the next 12 months, and $2.7 million is scheduled to be spent between one to three
 years in the future.
In conjunction with the 3M Food Safety transaction announced on December 13, 2021, Neogen has entered into a credit agreement with JPMorgan
Chase for $650 million in term loans, and has incurred $9.8 million in debt issuance costs, which will be paid at close, and amortized over the five-year term of the loans.

The loans are expected to be funded in the third calendar quarter of 2022. Interest on the loans will be at the Secured Overnight
Financing Rate (SOFR) plus 225 basis points.
The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, are not expected to have a material effect on its future results of operations or financial position.
8. Defined Contribution Benefit Plan
The Company maintains a defined contribution 401(k) benefit plan covering substantially all domestic employees. Employees are permitted to defer compensation up to IRS limits, with Neogen matching 100% of the first 3% of deferred compensation and 50% of the next 2% of deferred compensation. In the first quarter of fiscal 2021, the Company suspended the 401(k) match, while we assessed the potential financial impact of
COVID-19 on the Company. The match was restored in September 2020. Neogen’s expense under this plan was $1,834,000, $1,204,000, and
$1,535,000 in fiscal years 2022, 2021 and 2020, respectively.
9. Derivatives
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions.

Derivatives Not Designated as Hedging Instruments
We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into approximately 11 foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets
,

classified as Level 2 in the fair value hierarchy; gains and losses from these contracts were recognized in other income in our consolidated statements of income. The notional amount of foreign currency forward contracts was $4,424,000 and $19,984,000 as of May 31, 2022 and 2021, respectively.

( i n thousands)
Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	May 31, 2022	May 31, 2021
Foreign currency forward contracts, net	Prepaid and Other	$(78)	$515
The location and amount of gains from derivatives not designated as hedging instruments in our consolidated statements of income were as follows:

( i n thousands)		Year ended May 31,
Derivatives Not Designated as Hedging Instruments	Location in statements of income	2022	2021	2020
Foreign currency forward contracts	Other income (expense)	$1,218	$2,651	$1,111
10. Related Party Transactions
The Company has partnered with Corvium to develop a
software-as-a-service
offering for use in conjunction with several food safety product lines. Ralph Rodriguez is a member of Neogen’s Board of Directors and also serves on the Board of Directors at Corvium. Neogen made payments to Corvium of $1,573,000, $788,000 and $1,833,000 in fiscal years 2022, 2021 and 2020, respectively.
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
Neogen’s international operations in the United Kingdom, Mexico, Guatemala, Brazil, Argentina, Uruguay, Chile, China and India originally focused on the sales and marketing of our food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer the Company’s complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management and are reported through the Food Safety segment.
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

F-2
9

Segment information is as follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Fiscal 2022
Product revenues to external customers	$231,626	$193,038	$—	$424,664
Service revenues to external customers	28,353	74,142	—	102,495

Total revenues to external customers	259,979	267,180	—	527,159
Operating income (loss)	38,581	52,546	(32,509)	58,618
Depreciation and amortization	13,386	10,308	—	23,694
Total assets	304,461	307,417	381,051	992,929
Expenditures for long-lived assets	7,842	16,939	—	24,781
Fiscal 2021
Product revenues to external customers	$209,104	$167,198	$—	$376,302
Service revenues to external customers	25,140	67,017	—	92,157

Total revenues to external customers	234,244	234,215	—	468,459
Operating income (loss)	33,725	48,685	(8,241)	74,169
Depreciation and amortization	11,575	9,466	—	21,041
Total assets	295,065	244,039	381,088	920,192
Expenditures for long-lived assets	13,730	12,982	—	26,712
Fiscal 2020
Product revenues to external customers	$189,893	$145,646	$—	$335,539
Service revenues to external customers	22,798	59,833	—	82,631

Total revenues to external customers	212,691	205,479	—	418,170
Operating income (loss)	33,526	39,051	(5,054)	67,523
Depreciation and amortization	10,173	8,223	—	18,396
Total assets	222,331	231,178	343,673	797,182
Expenditures for long-lived assets	15,867	8,185	—	24,052

(1)
Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions and non-controlling interests.

The following table presents the Company’s revenue disaggregated by geographical location:

	Year ended May 31
(in thousands)	2022	2021
Domestic	$317,820	$285,262
International	209,339	183,197

Total revenue	$527,159	$468,459

F-
30

1
2
. Stock Repurchases
In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to
 6,000,000 shares of the Company’s common stock. In December 2018, the Company purchased 100,000 shares under the new program in open market transactions for a total price, including commissions, of $3,134,727. Shares acquired under the program were retired. A total of 5,900,000 shares of common stock remained available for repurchase under this program as of May 31, 2022.

F-3
1