Form 10-Q
period 2022-08-31
NEOGEN CORP
filed 2022-09-30
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 v

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022.
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
of the Exchange Act):    YES  ☐    NO  ☒
As of August 31, 2022 there were 107,837,730 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	August 31,	May 31,
	2022	2022
Assets
Current Assets
Cash and cash equivalents	$107,098	$44,473
Marketable securities	240,613	336,578
Accounts receivable, net of allowance of $1,800 and $1,650 at August 31, 2022 and May 31, 2022, respectively	93,112	99,674
Inventories	129,039	122,313
Prepaid expenses and other current assets	38,045	23,760

Total Current Assets	607,907	626,798
Net Property and Equipment	121,021	110,584
Other Assets
Right of use assets	2,834	3,184
Goodwill	140,067	142,704
Other non-amortizable intangible assets	15,182	15,397
Amortizable intangible and other assets, net of accumulated amortization of $55,201 and $55,416 at August 31, 2022 and May 31, 2022, respectively	88,239	92,106
Other non-current assets	2,155	2,156

Total Assets	$977,405	$992,929

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$27,002	$34,614
Accrued compensation	8,295	11,123
Income tax payable	3,921	2,126
Deferred revenue	5,464	5,460
Other accruals	22,322	24,521

Total Current Liabilities	67,004	77,844
Deferred Income Tax Liability	15,949	17,011
Other Non-Current Liabilities	10,654	10,700

Total Liabilities	93,607	105,555
Commitments and Contingencies (note 10)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 120,000,000 shares authorized, 107,837,730 and 107,801,094 shares issued and outstanding at August 31, 2022 and May 31, 2022, respectively	17,254	17,248
Additional paid-in capital	312,750	309,984
Accumulated other comprehensive loss	(39,326)	(27,769)
Retained earnings	593,120	587,911

Total Stockholders’ Equity	883,798	887,374

Total Liabilities and Stockholders’ Equity	$977,405	$992,929

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	August 31,
	2022	2021
Revenues
Product revenues	$106,792	$104,013
Service revenues	25,557	24,292

Total Revenues	132,349	128,305
Cost of Revenues
Cost of product revenues	55,441	54,726
Cost of service revenues	14,638	13,571

Total Cost of Revenues	70,079	68,297

Gross Margin	62,270	60,008

Operating Expenses
Sales and marketing	23,383	20,555
General and administrative	27,944	13,383
Research and development	4,881	4,325

Total Operating Expenses	56,208	38,263

Operating Income	6,062	21,745

Other Income (Expense)
Interest income	969	203
Other expense	(372)	(221)

Total Other Income (Expense)	597	(18)

Income Before Taxes	6,659	21,727
Provision for Income Taxes	1,450	4,650

Net Income	$5,209	$17,077

Net Income Per Share
Basic	$0.05	$0.16

Diluted	$0.05	$0.16

Weighted Average Shares Outstanding
Basic	107,837	107,490
Diluted	107,857	108,109
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended
	August 31,
	2022	2021

Net income	$5,209	$17,077
Foreign currency translations	(11,133)	(4,623)
Unrealized loss on marketable securities, net of tax	(424)	(206)

Total comprehensive income (loss)	$(6,348)	$12,248

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, June 1, 2022	107,801	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options and share-based compensation expense	4	1	1,904	—	—	1,905
Issuance of shares under employee stock purchase plan	33	5	862	—	—	867
Net income for the three months ended August 31, 2022	—	—	—	—	5,209	5,209
Other comprehensive loss for the three months ended August 31, 2022	—	—	—	(11,557)	—	(11,557)

Balance, August 31, 2022	107,838	$17,254	$312,750	$(39,326)	$593,120	$883,798

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, June 1, 2021	107,468	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options and share-based compensation expense	6	1	1,838	—	—	1,839
Issuance of shares under employee stock purchase plan	19	3	896	—	—	899
Net income for the three months ended August 31, 2021	—	—	—	—	17,077	17,077
Other comprehensive income for the three months ended August 31, 2021	—	—	—	(4,829)	—	(4,829)

Balance, August 31, 2021	107,493	$17,199	$297,687	$(16,204)	$556,681	$855,363
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	August 31,
	2022	2021
Cash Flows (For) From Operating Activities
Net Income	$5,209	$17,077
Adjustments to reconcile net income to net cash ( f or) from operating activities:
Depreciation and amortization	5,729	5,682
Deferred income taxes	(1,439)	(15)
Share-based compensation	1,867	1,690
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	4,819	4,036
Inventories	(8,330)	(1,863)
Prepaid expenses and other current assets	(14,682)	(1,014)
Accounts payable, accruals and other changes	(7,316)	(2,383)

Net Cash (For) From Operating Activities	(14,143)	23,210

Cash Flows From (For) Investing Activities
Purchases of property, equipment and other non-current intangible assets	(12,996)	(1,295)
Proceeds from the sale of marketable securities	108,488	112,636
Purchases of marketable securities	(12,523)	(136,748)
Business acquisitions, net of cash acquired	(1,331)	—

Net Cash From (For) Investing Activities	81,638	(25,407)

Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	905	1,048

Net Cash From Financing Activities	905	1,048

Effect of Foreign Exchange Rates on Cash	(5,775)	(3,170)

Net Increase (Decrease) In Cash and Cash Equivalents	62,625	(4,319)
Cash and Cash Equivalents, Beginning of Period	44,473	75,602

Cash and Cash Equivalents, End of Period	$107,098	$71,283

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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three month period ended August 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2023. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form
10-K
for the fiscal year ended May 31, 2022.
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
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued Update
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. When we adopt this standard in the second quarter of fiscal 2023, we will use the Secured Overnight Financing Rate (SOFR). Adoption of this standard will not have a material impact on our consolidated financial statements and related disclosures.
Comprehensive Income (Loss)
Comprehensive income (loss) represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of equity. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on our marketable securities.
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
Right-of-use
assets are recorded in other assets on our consolidated balance sheets. Current and non-current
lease liabilities are recorded in other accruals within current liabilities and other non-current
liabilities, respectively, on our consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. The right-of-use
assets were $2,834,000 and $3,184,000 at August 31, 2022 and May 31, 2022, respectively. The total current and non-current
lease liabilities were $2,899,000 and $3,228,000 at August 31, 2022 and May 31, 2022, respectively.
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
Business Combinations
We utilize the acquisition method of accounting for business combinations
. This method requires, among other things, that results of operations of acquired companies are included in Neogen’s results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current
liabilities (for expected payments in greater than a year), both on our consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed
12
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

2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $107,098,000 and $44,473,000 at August 31, 2022 and May 31, 2022, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at August 31, 2022. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.
Marketable Securities as of August 31, 2022 and May 31, 2022 are listed below by classification and remaining maturities.

(in thousands)	Maturity	August 31, 2022	May 31, 2022
Commercial Paper & Corporate Bonds	0 - 90 days	$63,375	$106,497
	91 - 180 days	60,950	61,373
	181 days - 1 year	57,135	91,706
	1 - 2 years	59,153	77,002

Total Marketable Securities		$240,613	$336,578

The components of marketable securities, consisting of commercial paper and corporate bonds, at August 31, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$244,125	$—	$(3,512)	$240,613
The components of marketable securities, consisting of commercial paper and corporate bonds, at May 31, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$339,540	$7	$(2,969)	$336,578

3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

(in thousands)	August 31, 2022	May 31, 2022
Raw materials	$62,134	$58,667
Work-in-process	6,241	6,388
Finished and purchased goods	60,664	57,258

	$129,039	$122,313

4. REVENUE RECOGNITION
The Company determines the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
The Company has no contract assets; contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are listed as Deferred revenue on the consolidated balance sheets.
The following table presents disaggregated revenue by major product and service categories for the three month periods ended August 31, 2022 and 2021:

	Three Months ended August 31,
(in thousands)	2022	2021
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,787	$20,408
Bacterial & General Sanitation	10,728	11,165
Culture Media & Other	19,254	18,046
Rodent Control, Insect Control & Disinfectants	9,575	7,649
Genomics Services	5,299	5,454

	$64,643	$62,722

Animal Safety
Life Sciences	$1,589	$1,363
Veterinary Instruments & Disposables	14,673	15,337
Animal Care & Other	10,526	9,219
Rodent Control, Insect Control & Disinfectants	22,214	22,149
Genomics Services	18,704	17,515

	$67,706	$65,583

Total Revenues	$132,349	$128,305

5. NET INCOME PER SHARE
The calculation of net income per share follows:

	Three Months Ended
	August 31,
(in thousands, except per share amounts)	2022	2021
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$5,209	$17,077
Denominator for basic net income per share:
Weighted average shares	107,837	107,490
Effect of dilutive stock options and RSUs	20	619

Denominator for diluted net income per share	$107,857	$108,109
Net income attributable to Neogen per share:
Basic	$0.05	$0.16

Diluted	$0.05	$0.16

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
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and for the three months ended August 31, 2022
Product revenues to external customers	$57,790	$49,002	$—	$106,792
Service revenues to external customers	6,853	18,704	—	25,557

Total revenues to external customers	64,643	67,706	—	132,349
Operating income (loss)	8,597	11,881	(14,416)	6,062
Total assets	318,463	311,231	347,711	977,405

As of and for the three months ended August 31, 2021
Product revenues to external customers	$55,945	$48,068	$—	$104,013
Service revenues to external customers	6,777	17,515	—	24,292

Total revenues to external customers	62,722	65,583	—	128,305
Operating income (loss)	10,131	12,762	(1,148)	21,745
Total assets	291,018	240,208	400,880	932,106

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended August 31,
(in thousands)	2022	2021
Domestic	$80,642	$77,779
International	51,707	50,526

Total revenue	$132,349	$128,305

7. EQUITY COMPENSATION PLANS
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five or ten years. A summary of stock option activity during the three months ended August 31, 2022 follows:

(Options in thousands)	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2022	3,244	$32.13
Granted	—	—
Exercised	(4)	10.75
Forfeited	(110)	26.94

Options outstanding August 31, 2022	3,130	$32.32
During the three month periods ended August 31, 2022 and 2021, the Company recorded $1,867,000 and $1,690,000, respectively, of compensation expense related to its share-based awards.
The weighted-average fair value per share of stock options granted during fiscal year 2022, estimated on the date of grant using the Black-Scholes option pricing model, was $8.49. The fair value of stock options granted was estimated using the following weighted-average assumptions. No options were granted in the first quarter of fiscal year 2023.

FY 2022
Risk-free interest rate	0.4%
Expected dividend yield	0.0%
Expected stock price volatility	32.8%
Expected option life	3.12 years
The company grants restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods. The current units are expensed straight-line over the remaining weighted-average period of 3.8 years. On August 31, 2022 there was $6,442,000 in unamortized compensation cost related to non-vested
RSUs. A summary of RSU activity during the three months ended August 31, 2022 follows:

(Options in thousands)	Shares	Weighted- Average Fair Value
RSUs outstanding June 1, 2022	257	$36.14
Granted	—	—
Released	—	—
Forfeited	(4)	37.60

RSUs outstanding August 31, 2022	253	$36.12

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
On September 17, 2021, the Company acquired the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provides entry into the retail parasiticide market and enhances the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17.9 million paid at closing, including $150,000 of cash placed in escrow payable to the former owners in twelve months. There is also the potential for performance milestone payments to the former owners of up to $6.5 million and the Company could incur up to $14.5 million in future royalty payments. The final purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308,000, inventory of $531,000, prepayments of $296,000, accounts payable of $120,000, other current liabilities of $84,000, non-current
liabilities of $6.5 million (contingent consideration accrual calculated using a Monte Carlo simulation utilizing inputs such as probability and timing of milestone achievements, revenue forecasts and volatility, and estimated discount rates relating to established future cash flows of the business), intangible assets of $19.2 million (with an estimated life of
15-20
years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The $150,000 placed in escrow was paid to the former owners on September 21, 2022. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.
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
Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. This acquisition gives Neogen a direct sales presence in Thailand. Consideration for the purchase was $1,558,000 in net cash, with $1,311,000 paid at closing and $234,000 payable on October 1, 2023. The preliminary purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $179,000, inventory of $232,000, net property, plant and equipment of $16,000, other non-current
assets of $6,000, accounts payable of $3,000,
non-current deferred
 tax
liabilities of $120,000,

intangible assets of $
600,000
(with an estimated life of
5-15
years) and the remainder to goodwill
(non-deductible
for tax purposes). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.
For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.
3M Food Safety transaction
On September 1, 2022, after the close of the first quarter, Neogen, 3M, and Garden SpinCo, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the transaction which had previously been announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction. Immediately following the transaction, Garden SpinCo stockholders own, in the aggregate, approximatel
y 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger
Neogen shareholders own, in the aggregate, approximately 49.9%
of the issued and outstanding shares of Neogen common stock. Garden SpinCo became a subsidiary of Neogen on September 1. On closing, the transaction valued the 3M’s Food Safety business at approximate ly $3.3
billion based on the issuance of 108,269,946 shares of Neogen common stock at a price of
$20.90
per share on August 31, 2022 and
 $1
billion in debt assumed by Neogen post close. 3M’s Food Safety business funded 3M consideration valued at approximat ely $1 billion at
close.
3M’s former Food Safety business is a leading provider of food safety testing solutions. It offers a broad range of food safety testing solutions that support multiple industries within food and beverage, helping producers to prevent and protect consumers from foodborne illnesses. The business has a broad global presence with products used in more than 60 countries and a diversified revenue base of more than 100,000 end-user customers. The combination of Neogen and 3M’s Food Safety business creates a leading innovator with an enhanced geographic footprint, innovative product offerings, digitization capabilities, and financial flexibility to capitalize on robust growth trends in sustainability, food safety, and supply chain integrity.
This transaction is a business combination and will be accounted for using the acquisition method. The purchase price of 3M’s Food Safety business will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. Any excess of the purchase price over the fair value of the net identified assets acquired and liabilities assumed will be recorded as goodwill. Transaction costs related to the transaction will be expensed as incurred. We are currently preparing the valuations and other procedures necessary to determine the purchase price allocation and will record our initial fair value estimates and the results of operations of the acquired business from the acquisition date forward in our condensed consolidated financial statement for the second quarter of fiscal 2023.
9. LONG TERM DEBT
At August 31, 2022, the Company had a financing agreement with a bank providing for a $15,000,000 unsecured revolving line of credit, which originally
expire
d
 on November 30, 2023. There were no advances against the line of credit during fiscal 2022 and there were no advances through August 31, 2022. Interest on any borrowings was at LIBOR plus 100 basis points (rate under the terms of the agreement was 3.55% at August 31, 2022). Financial covenants included maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with at August 31, 2022. This facility was replaced by the five-year secured term loan facility and five-year secured

revolving facility described below.
On June 30, 2022, Garden Spin
C
o entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650.0 million and a five-year senior secured revolving facility in the amount of $150.0 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Garden Spinco on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. Pricing for the loan is term SOFR plus 235 basis points. The Credit Facilities, together with the Notes below, when incurred, represent the financing incurred in connection with the merger of the 3M Food Safety business with Neogen.
In July 2022, Garden SpinCo closed on an offering of $350.0 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par.
The Notes were initially issued by Garden SpinCo to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Garden SpinCo did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Garden SpinCo’s common stock to 3M stockholders, the Notes were guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M was released from all obligations under its guarantee. Upon the effectiveness of the merger on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.

10. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated remaining liability for these costs was $916,000 at both August 31, 2022 and May 31, 2022, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has agreed to a pilot study in which chemical reagents are injected into the ground in an attempt to reduce on-site
contamination and is currently working with its consultant to design the system. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100,000 as a current liability, and the remaining $816,000 is recorded in other non-current
liabilities in the consolidated balance sheets.
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
Derivatives Not Designated as Hedging Instruments
We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and we enter into approximately 11 foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy; gains and losses from these contracts were recognized in other income in our consolidated statements of income. The notional amount of forward contracts in place was $18,221,000 and $4,424,000 as of August 31, 2022 and May 31, 2022, respectively.

(In thousands)
Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2022	May 31, 2022
Foreign currency forward contracts, net	Prepaid and Other	$421	$(78)
The location and amount of gains from derivatives not designated as hedging instruments in our consolidated statements of income were as follows:

(In thousands)
Derivatives Not Designated as Hedging Instruments	Location in statements of income	August 31, 2022	August 31, 2021
Foreign currency forward contracts	Other income (expense)	$882	$521

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
TRENDS AND UNCERTAINTIES
During fiscal 2022 and the first quarter of fiscal 2023, we have experienced higher than expected input cost inflation, including higher transportation, supply chain and labor costs, that negatively impacted operating results. Pricing actions taken during fiscal 2022 and the first quarter of fiscal 2023 mitigated some, but not all, of the inflationary pressures. Ongoing inflation may also have an impact on our customer’s purchasing decisions and order patterns. We estimate inflation will continue to affect us in the remainder of fiscal 2023, although at this time it is impracticable to quantify the impact.
Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our European operations and customer base have not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations in the remainder of fiscal 2023.
As we continue to monitor the ongoing
COVID-19
pandemic, our top priority remains protecting the health and safety of our employees, their families, and those in our communities. Safety guidelines and procedures have been developed for on-site
employees and these policies are regularly monitored and updated by our internal Emergency Response Team.
COVID-19
continues to impact our business operations and financial results. A number of our product lines have been negatively impacted due to decreased demand in our customers’ businesses around the world. Many of our markets are recovering, but the pandemic has continued to adversely impact our customers and ultimately, our revenues. We have also experienced supply chain difficulties including vendor disruptions, border closures, shipping issues and significantly increased shipping costs; labor shortages and higher labor costs, as we have had to use staffing agencies and increase our base pay in a number of areas of the Company to fill open positions and to cover for COVID-related absences, and restricted travel, which hinders our ability to connect with customers.
Overall, the impact of
COVID-19
remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; extent of protection provided by prior viral infection; and the macroeconomic environment. We will continue to evaluate the nature and extent to which
COVID-19
has impacted our business, supply chain, including labor availability and attrition, consolidated results of operations, financial condition, and liquidity; we expect it to continue to impact us through at least the end of our fiscal year ending May 31, 2023.

Executive Overview

	August 31,
(in thousands)	2022	2021	%
Consolidated
Revenues	$132,349	$128,305	3%
Organic Sales Growth			0%
Food Safety
Revenues	$64,643	$62,722	3%
Organic Sales Growth			1%
Animal Safety
Revenues	$67,706	$65,583	3%
Organic Sales Growth			0%

% of International Sales	39%	39%
Effective Tax Rate	21.8%	21.4%
Net Income	$5,209	$17,077	-69%
EBITDA*	$11,419	$27,206	-58%
Adjusted EBITDA*	$27,018	$28,896	-6%
Per Diluted Share	$0.05	$0.16
Cash (for) from Operations	$(14,143)	$23,210

*	Refer to non-GAAP financial measure section in this document.

•	Food Safety organic sales exclude revenues from the acquisitions of Delf/Abbott Analytical (November 2021) and Thai-Neo Biotech (July 2022).

•	Animal Safety organic sales exclude revenues from the acquisitions of CAPInnoVet (September 2021) and Genetic Veterinary Sciences (December 2021).

•
Net income was $5.2 million in the first quarter of fiscal 2023 compared to $17.1 million in the first quarter of the prior year, adversely impacted by $13.7 million in legal, consulting and other expenses related to our agreement to combine with 3M’s Food Safety business. This transition closed on September 1, 2022, after the close of the first quarter.

International sales rose 2% in the first quarter of fiscal 2023 compared to the same period in the prior year. Currency translations decreased comparative revenues by approximately $3.9 million in the first quarter of fiscal 2023, due to the stronger U.S. dollar relative to currencies in the United Kingdom, Europe, Australia, and Argentina for the comparative period. On a neutral currency basis, international sales increased 10%. Excluding revenues from the Delf/Abbott Analytical and
Thai-Neo
Biotech acquisitions, the increase was 7% on a neutral currency basis. Revenue changes, expressed in percentages, for the three month period of fiscal 2023 compared to the same period in the prior year are as follows for each of our international locations:

	Three Months Ended August 31, 2022
	Revenue % Inc (Dec) USD	Revenue % Inc (Dec) Local Currency
U.K. Operations (including Neogen Italia)	5%	19%
Megazyme	(13)%	1%
Brazil Operations	13%	14%
Neogen Latinoamerica	19%	20%
Neogen Argentina	34%	78%
Neogen Uruguay	1%	(6)%
Neogen Chile	(4)%	16%
Neogen China	(18)%	(14)%
Neogen India	25%	33%
Neogen Canada	(7)%	(3)%
Neogen Australasia	(8)%	(2)%
Combined revenues at our U.K. operations increased 5% in the first quarter, led by a 31% increase in sales of cleaners and disinfectants, aided by the acquisition of Delf (UK) Ltd. in December 2021; in local currency, the organic increase was 12%. For the Megazyme operation, located in Ireland, the prior year first quarter included end sales to customers in the U.S. These end customer sales were transitioned to our U.S. operations in August 2021.
Sales in Brazil increased 13% in this year’s first quarter, driven by strong sales of the company’s mycotoxin test kits, including tests to detect aflatoxin and deoxynivalenol (DON), as well as increases in veterinary instruments, insect and rodent controls products, and genomics testing. Neogen Latinoamerica sales rose 19% for the first quarter, led by increases across the company’s diagnostic testing portfolio and culture media, as well as higher sales of rodent control products and cleaners and disinfectants. Sales at Neogen China decreased 18% for the three month period as the country’s
COVID-19
related lockdowns continued to negatively impact sales in the first quarter of the fiscal year. Revenues at Neogen’s Australasia operations decreased 8% as a large non-recurring
culture media order in the prior year was only partially offset by bovine genomic service increases.
Service revenue, which includes genomics testing and other laboratory services, was $25.6 million in the first quarter of fiscal 2023, an increase of 5% over the prior year first quarter revenues of $24.3 million. Excluding the contribution from the December 2021 acquisition of Genetic Veterinary Sciences and negative currency impact, service revenue increased 2%. Growth in the beef markets in the U.S. and Brazil was partially offset by COVID-related shutdowns in China and a difficult comparison due to a large domestic research project recorded in the prior year.

Revenues

	Three Months Ended August 31,		Increase/ (Decrease)%
(in thousands)	2022	2021
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,787	$20,408	$(504)	(3)%
Bacterial & General Sanitation	10,728	11,165	(437)	(4)%
Culture Media & Other	19,254	18,046	1,091	7%
Rodent Control, Insect Control & Disinfectants	9,575	7,649	1,926	25%
Genomics Services	5,299	5,454	(155)	(3)%

	$64,643	$62,722	$1,921	3%
Animal Safety
Life Sciences	$1,589	$1,363	$226	17%
Veterinary Instruments & Disposables	14,673	15,337	(664)	(4)%
Animal Care & Other	10,526	9,219	1,307	14%
Rodent Control, Insect Control & Disinfectants	22,214	22,149	65	0%
Genomics Services	18,704	17,515	1,189	7%

	$67,706	$65,583	$2,123	3%

Total Revenues	$132,349	$128,305	$4,044	3%

Food Safety
Natural Toxins, Allergens
 & Drug Residues –
Sales in this category decreased 3% for the three month period ended August 31, 2022, compared to the same period in the prior year. In the first quarter, aflatoxin test kit revenues increased 25% primarily from an aflatoxin outbreak in Brazil and new business earned in Mexico and Central America. This increase was offset by a 9% decline across the company’s allergen testing portfolio caused by softening market conditions and supply disruptions for certain products.
Bacterial
 & General Sanitation –
Revenues in this category decreased 4% for the first quarter compared to the same period in the prior year. In the first quarter this year, there was a significant decrease in Soleris
®
equipment sales due to a difficult comparison to strong prior year placements. Soleris
®
consumables recorded a 6% increase over the prior year, and the ANSR pathogen detection product line grew 13% from new equipment placements and higher test kit sales.
Culture Media
 & Other –
Sales in this category increased 7% in the quarter ended August 31, 2022 compared to the first quarter in the prior year. Sales of food quality and nutritional analysis products increased by 9% over the prior year, as the products were integrated into U.S. channels. The recently introduced Neogen Analytics platform continued to make strong inroads in the market.
Rodent Control, Insect Control
 & Disinfectants –
Revenues in this category increased 25% in the first quarter of fiscal 2023 compared to the same period a year ago. Excluding the revenue contribution from the Delf acquisition in this category, the overall increase was 9%, primarily due to higher demand of cleaners and disinfectants in Europe, Brazil, Mexico and Central America.
Genomics Services –
Sales of genomics services sold through our international Food Safety operations decreased 3% for the three month period ended August 31, 2022. Increased beef business in Brazil was more than offset by unfavorable currency comparisons in the U.K. and COVID-related lab closures in China.
Animal Safety
Life Sciences –
Sales in this category increased 17% in the first quarter, compared to the same period in the prior year. The increase was due to higher demand from customers purchasing substrates and reagents used in clinical diagnostic test kits.
Veterinary Instruments
 & Disposables –
Revenues in this category decreased 4% for the three month period ended August 31, 2022, primarily due to a 6% decrease in sales of veterinary instruments. This category had increased by a strong 52% in the first quarter a year ago.
Animal Care
 & Other –
Sales of these products increased 14% in the three month period ended August 31, 2022; excluding the contribution of parasiticides from the September acquisition of CAPInnoVet, revenues in this category increased 9%. Sales of other animal care products, including supplements and vitamin injectables, increased 16% on continued strong end customer demand.
Rodent Control, Insect Control
 & Disinfectants –
Revenues were flat for the three month period ended August 31, 2022, as compared to the same period in the prior year. Sales of insect control products rose 14% in the quarter and cleaners and disinfectants sales increased 7%. These increases were offset by a 12% decrease in rodenticide sales, the result of diminished rodent pressure in the U.S.
Genomics Services –
Sales in this category increased 7% in the first quarter compared to the prior year; excluding the contribution from Genetic Veterinary Sciences, revenues declined 3%. Domestic increases in the beef market were more than offset by unfavorable currency comparisons in Australia, lower sample volumes from a large customer in the porcine market and a difficult prior year comparison due to a large research project which did not recur.
Gross Margin
Gross margin, expressed as a percentage of sales, was 47.0% in the first quarter of fiscal 2023 compared to 46.8% in the same quarter a year ago. Animal Safety gross margins increased 200 basis points, with pricing actions taken in the prior fiscal year and a mix shift towards higher margin animal care products driving the improvement. Food Safety gross margins declined 160 basis points, primarily from the impact of lower gross margins from the Delf acquisition. Within each segment, increased raw material and freight in costs continued to pressure gross margins in certain product lines.

Operating Expenses
Operating expenses were $56.2 million in the first quarter of fiscal 2023, compared to $38.3 million in the same quarter of the prior year. Legal, consulting and other professional fees and expenses totaling $13.7 million were incurred in the first quarter of the current fiscal year related to our combination with 3M’s Food Safety business, which closed on September 1, 2022. Excluding costs related to the transaction, run rate operating expenses for the first quarter were $42.5 million, an increase of 11% compared to the prior year. Operating expenses for businesses acquired in the past year totaled $2.1 million and represented 50% of the increase for the first quarter of fiscal 2023.
Sales and marketing expenses were $23.4 million in the first quarter of fiscal 2023, compared to $20.6 million in last year’s first quarter, an increase of 14%. The increase in expense was driven by higher personnel related spending, the result of headcount additions and compensation increases. In addition, travel, trade shows and other customer facing activities increased significantly, as the prior year first quarter was affected by global
COVID-19
restrictions. Shipping expense increased 10% for the quarter, primarily due to rate increases and fuel surcharges from both small package and truckload shippers.
General and administrative expenses were $27.9 million in the first quarter, and included $13.7 million in legal, consulting and other professional fees and expenses related to our combination with 3M’s Food Safety business, which closed on September 1, 2022. After adjusting for these deal-related expenses, first quarter run rate general and administrative expenses were $14.2 million, an increase of $829,000, or 6%. The increase was primarily the result of incremental expense from acquisitions, including amortization, stock based compensation grants, and license fees relating to information technology infrastructure and software investments.
Research and development expense was $4.9 million in the first quarter of fiscal 2023, an increase of $557,000, or 13%, compared to the same period in the prior year. The increase was primarily the result of external costs for testing and validation for new commercial products in the Animal Safety segment, and to a lesser extent, compensation and other personnel related increases.
Operating Income
Operating income was $6.1 million in the first quarter of fiscal 2023, compared to $21.7 million in the same period of the prior year. Expressed as a percentage of sales, operating income was 4.6% for the first quarter of fiscal 2023 compared to 16.9%, respectively, for the same period in the prior year. Adjusting for the costs resulting from the 3M transaction, operating income was $19.8 million, or 15.0%, for the first quarter of the 2023 fiscal year.
Other Income

	Three Months Ended August 31,
(dollars in thousands)	2022	2021
Interest income (net of expense)	$969	$203
Foreign currency transactions	(421)	(151)
Other	49	(70)

Total Other Income	$597	$(18)

The increase in interest income in the first three months of fiscal 2023, compared to the same period a year ago, was the result of improved yields on our marketable securities balances due to higher interest rates on fixed income investments. Other income or expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Income Tax Expense
Income tax expense in the first quarter of fiscal 2023 was $1.5 million, an effective tax rate of 21.8%, compared to $4.7 million, an effective tax rate of 21.4%, in the same period of the prior year. For the first quarter of fiscal 2023, the primary difference between the statutory rate of 21% and the effective rates recorded is the impact of higher tax rates in international countries we do business in, and also state taxes. In both periods, there was minimal benefit from the exercise of stock options.
Net Income
Net income was $5.2 million in the first quarter of fiscal 2023, compared to $17.1 million in the same period in the prior year. The decline in earnings for the quarter was primarily the result of $13.7 million in legal, consulting, professional fees and other expenses from the 3M Food Safety transaction. Excluding those charges and adjusting to the effective tax rate, net income was $15.9 million.
Non-GAAP
Financial Measures
This report includes certain financial information for the Company that differs from what is reported in accordance with GAAP. These non-GAAP
financial measures consist of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. These non-GAAP
financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of the Company, and because these non-GAAP
financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in industries the Company operates in.
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
non-GAAP
measure and the most directly comparable GAAP measure.
Reconciliation between net income and EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended August 31
(Dollars in thousands)	2022	2021
Net Income	$5,209	$17,077
Net income margin %	3.9%	13.3%
Provision for income taxes	1,450	4,650
Depreciation and amortization	5,729	5,682
Interest income, net	(969)	(203)

EBITDA	$11,419	$27,206
Stock-based compensation	1,867	1,690
Certain transaction fees and expenses	13,732	—

Adjusted EBITDA	$27,018	$28,896

Adjusted EBITDA margin %	20.4%	22.5%
Adjusted EBITDA decreased 6% for the first three months of fiscal 2023 compared to the first three months of fiscal 2022, due to operating expenses growth which exceeded revenue growth.
Financial Condition and Liquidity
The overall cash, cash equivalents and marketable securities position of Neogen was $347.7 million at August 31, 2022, compared to $381.1 million at May 31, 2022. Cash flow from operating activities was negative $14.1 million during the first three months of fiscal 2023, the result of deal-related expenses, inventory increases, and $1.3 million on business acquisitions. Net cash proceeds of $905,000 were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first three months of fiscal 2023. We spent $13.0 million for property, equipment and other non-current
assets in the first three months of fiscal 2023, with a significant portion of expenditures on IT for items such as laptops and software related to the 3M Food Safety business.

Net accounts receivable balances were $93.1 million at August 31, 2022 compared to $99.7 million at May 31, 2022. Days’ sales outstanding, a measurement of the time it takes to collect receivables, were 60 days at August 31, 2022, compared to 62 days at May 31, 2022 and 59 days at August 31, 2021. We have continued to carefully monitor our customer receivables during the
COVID-19
pandemic; to date, we have not experienced an appreciable increase in bad debt write offs related to the pandemic.
Net inventory was $129.0 million at August 31, 2022, an increase of $6.7 million, compared to a May 31, 2022 balance of $122.3 million. The higher inventory levels are primarily reflective of the inflationary pressures on raw material costs. Additionally, we have been increasing inventory levels in an effort to reduce the impact of higher freight costs and to prevent backorders, as vendor order fulfillment has been erratic and certain suppliers are requiring higher minimum order levels due to their capacity constraints.
On September 1, 2022, after the close of the first quarter of fiscal 2023, Neogen, 3M, and Garden Spinco, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the transaction which had previously been announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction.
On June 30, 2022, Garden SpinCo entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650.0 million and a five-year senior secured revolving facility in the amount of $150.0 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Garden Spinco on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. Pricing for the term loan is term SOFR plus 235 basis points. The Credit Facilities, together with the Notes below, represent the financing incurred in connection with the merger of the 3M Food Safety business with Neogen’s.
In July 2022 Garden SpinCo closed on an offering of $350.0 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Garden SpinCo to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Garden SpinCo did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Garden SpinCo’s common stock to 3M stockholders, the Notes were guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M was released from all obligations under its guarantee. Upon the effectiveness of the merger on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.
In addition to the 3M transaction described above, our future cash generation and borrowing capacity may not be sufficient to meet cash requirements to fund the operating business, repay debt obligations, commercialize products currently under development or execute our future plans to acquire additional businesses, technology and products that fit within our strategic plan. Accordingly, we may be required, or may choose, to issue additional equity securities or enter into other financing arrangements for a portion of our future capital needs.

PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments or borrowings. Our primary interest rate risk is due to potential fluctuations of interest rates for short-term investments.
Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, euro, Mexican peso, Brazilian real, Chinese yuan, Australian dollar and to a lesser extent, the Thai baht, Japanese yen, South Korean won, Indian rupee, Canadian dollar, Guatemalan quetzal, Argentine peso, Uruguayan peso and Chilean peso; there is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. We use derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.
Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Ireland, Italy, Switzerland, Poland, Brazil, Mexico, Guatemala, Argentina, Uruguay, Chile, China, Thailand, Japan, Korea, India, Canada and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Guatemalan quetzal, Argentine peso, Uruguayan peso, Chilean peso, Chinese yuan, Thai baht, Japanese yen, South Korean won, Indian rupee, Canadian dollar and Australian dollar, respectively. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS of our Annual Report on Form
10-K
for the year ended May 31, 2022, our financial condition and results of operations could be adversely affected by currency fluctuations.
The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	August 31, 2022	Impact
(dollars in thousands)
Foreign Currency - Revenue	10% Decrease in exchange rates	$4,309	Earnings
Foreign Currency - Hedges	10% Decrease in exchange rates	1,822	Fair Value
Interest Income	10% Decrease in exchange rates	97	Earnings
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 10 “Commitments and Contingencies” of the Notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q,
which is incorporated by reference.

Item 6. Exhibits
(a) Exhibit Index

3.1	Certificate of Amendment to Articles of Incorporation filed on October 11, 2010 (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K filed on July 30, 2020).

3.2	Restated Articles of Incorporation, as amended on November 23, 2011 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 30, 2011).

3.3	Certificate of Amendment to Articles of Incorporation filed on November 20, 2018 (incorporated by reference to Exhibit 3 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 28, 2018).

3.4	Certificate of Amendment to Articles of Incorporation of Neogen Corporation filed on March 14, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on March 17, 2022).

3.5	Certificate of Amendment to Articles of Incorporation of Neogen Corporation filed on September 1, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

3.6	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 14, 2000).

3.7	Amendment to the By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.1	Credit Agreement, dated as of June 30, 2022, among Garden SpinCo Corporation, as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and joined thereto as of September 1, 2022 by Neogen Corporation, as a borrower (incorporated by reference to Exhibit 10.9 to Neogen’s Registration Statement on Form S-4 (Registration No. 333-263667), filed with the SEC on July 27, 2022).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Items 1A, 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)
Dated: September 30, 2022

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)
Dated: September 30, 2022

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)