Form 10-Q
period 2022-11-30
NEOGEN CORP
filed 2023-01-09
CIK 711377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022.
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
of the Exchange Act):    YES  ☐    NO
☒
As of November 30, 2022 there were 216,154,283 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements
Neogen Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)
(in thousands, except share and
per share amounts)

	November 30, 2022	May 31, 2022
Assets
Current Assets
Cash and cash equivalents	$100,000	$44,473
Marketable securities	176,338	336,578
Accounts receivable, net of allowance of $1,950 and $1,650	142,711	99,674
Inventories	136,069	122,313
Prepaid expenses and other current assets	88,215	23,760

Total Current Assets	643,333	626,798
Net Property and Equipment	148,170	110,584
Other Assets
Right of use assets	3,707	3,184
Goodwill	2,122,397	142,704
Other non-amortizable intangible assets	15,216	15,397
Amortizable intangible and other assets, net of accumulated amortization of $78,046 and $55,416	1,626,514	92,106
Other non-current assets	3,905	2,156

Total Assets	$4,563,242	$992,929

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$79,251	$34,614
Accrued compensation	15,014	11,123
Income tax payable	9,049	2,126
Accrued interest	13,974	—
Deferred revenue	5,083	5,460
Other accruals	30,187	24,521

Total Current Liabilities	152,558	77,844
Deferred Income Tax Liability	364,252	17,011
Non-current debt	923,962	—
Other non-current liabilities	16,207	10,700

Total Liabilities	1,456,979	105,555
Commitments and Contingencies (note 12)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,154,283 and 107,801,094 shares issued and outstanding at November 30, 2022 and May 31, 2022, respectively	34,584	17,248
Additional paid-in capital	2,560,898	309,984
Accumulated other comprehensive loss	(40,498)	(27,769)
Retained earnings	551,279	587,911

Total Stockholders’ Equity	3,106,263	887,374

Total Liabilities and Stockholders’ Equity	$4,563,242	$992,929

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Income (Loss) (unaudited)
(in thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
Revenues
Product revenues	$203,317	$106,111	$310,109	$210,124
Service revenues	26,716	24,406	52,273	48,698

Total Revenues	230,033	130,517	362,382	258,822
Cost of Revenues
Cost of product revenues	102,530	56,374	157,971	111,100
Cost of service revenues	14,964	13,549	29,602	27,120

Total Cost of Revenues	117,494	69,923	187,573	138,220

Gross Margin	112,539	60,594	174,809	120,602
Operating Expenses
Sales and marketing	36,348	21,188	59,731	41,743
General and administrative	77,001	22,605	104,945	35,988
Research and development	6,846	4,332	11,727	8,657

Total Operating Expenses	120,195	48,125	176,403	86,388

Operating Income (Loss)	(7,656)	12,469	(1,594)	34,214
Other Income (Expense)
Interest income	553	246	1,523	455
Interest expense	(20,545)	(22)	(20,547)	(28)
Other income (expense)	(6,443)	235	(6,814)	14

Total Other Income (Expense)	(26,435)	459	(25,838)	441

Income (Loss) Before Taxes	(34,091)	12,928	(27,432)	34,655
Provision for Income Taxes	7,750	2,100	9,200	6,750

Net Income (Loss)	$(41,841)	$10,828	$(36,632)	$27,905

Net Income (Loss) Per Share
Basic	$(0.19)	$0.10	$(0.23)	$0.26
Diluted	$(0.19)	$0.10	$(0.23)	$0.26
Weighted Average Shares Outstanding
Basic	216,134	107,641	161,690	107,565
Diluted	216,134	108,122	161,690	108,099
See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
Net income (loss)	$(41,841)	$10,828	$(36,632)	$27,905
Foreign currency translations	1,102	(7,649)	(10,031)	(12,272)
Unrealized gain (loss) on marketable securities, net of tax	154	(382)	(270)	(588)
Unrealized loss on derivative instruments, net of tax	(2,428)	—	(2,428)	—

Total comprehensive income (loss)	$(43,013)	$2,797	$(49,361)	$15,045

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of
Equity (unaudited)
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2022	107,801	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options and share-based compensation expense	4	1	1,904	—	—	1,905
Issuance of shares under employee stock purchase plan	33	5	862	—	—	867
Net income for the three months ended August 31, 2022	—	—	—	—	5,209	5,209
Other comprehensive loss for the three months ended August 31, 2022	—	—	—	(11,557)	—	(11,557)

Balance, August 31, 2022	107,838	$17,254	$312,750	$(39,326)	$593,120	$883,798
Exercise of options and share-based compensation expense	46	7	2,630	—	—	2,637
Issuance of shares for 3M transaction	108,270	17,323	2,245,518			2,262,841
Net loss for the three months ended November 30, 2022	—	—	—	—	(41,841)	(41,841)
Other comprehensive loss for the three months ended November 30, 2022	—	—	—	(1,172)	—	(1,172)

Balance, November 30, 2022	216,154	$34,584	$2,560,898	$(40,498)	$551,279	$3,106,263

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2021	107,468	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options and share-based compensation expense	6	1	1,838	—	—	1,839
Issuance of shares under employee stock purchase plan	19	3	896	—	—	899
Net income for the three months ended August 31, 2021	—	—	—	—	17,077	17,077
Other comprehensive loss for the three months ended August 31, 2021	—	—	—	(4,829)	—	(4,829)

Balance, August 31, 2021	107,493	$17,199	$297,687	$(16,204)	$556,681	$855,363
Exercise of options and share-based compensation expense	275	44	7,272	—	—	7,316
Net income for the three months ended November 30, 2021	—	—	—	—	10,828	10,828
Other comprehensive loss for the three months ended November 30, 2021	—	—	—	(8,031)	—	(8,031)

Balance, November 30, 2021	107,768	$17,243	$304,959	$(24,235)	$567,509	$865,476

See notes to interim consolidated financial statements.

Neogen Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended November 30,
	2022	2021
Cash Flows (For) From Operating Activities
Net Income (Loss)	$(36,632)	$27,905
Adjustments to reconcile net income to net cash (for) from operating activities:
Depreciation and amortization	32,467	11,511
Deferred income taxes	(1,983)	(88)
Share-based compensation	4,499	3,438
Disposal of property and equipment	(456)	—
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(44,452)	(1,500)
Inventories	6,478	(6,929)
Prepaid expenses and other current assets	(37,833)	(3,709)
Accounts payable, accruals and other changes	30,070	10,429
Financing fee amortization	999	—
Interest expense accrual	13,974	—

Net Cash (For) From Operating Activities	(32,869)	41,057
Cash Flows (For) From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(25,102)	(5,235)
Proceeds from the sale of marketable securities	172,763	197,941
Purchases of marketable securities	(12,523)	(230,586)
Proceeds from the sale of property and equipment	606	—
Business acquisitions, net of working capital adjustments and cash acquired	38,896	(26,864)

Net Cash (For) From Investing Activities	174,640	(64,744)
Cash Flows (For) From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	920	6,619
Financing fees paid	(19,276)	—
Repayment of debt	(60,000)	—

Net Cash (For) From Financing Activities	(78,356)	6,619
Effect of Foreign Exchange Rates on Cash	(7,888)	(7,415)

Net Increase (Decrease) In Cash and Cash Equivalents	55,527	(24,483)
Cash and Cash Equivalents, Beginning of Period	44,473	75,602

Cash and Cash Equivalents, End of Period	$100,000	$51,119

See notes to interim consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
DESCRIPTION OF BUSINESS
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
MERGER WITH THE FOOD SAFETY BUSINESS OF 3M
On September 1, 2022, the Company completed its merger (the “Merger”) with Garden SpinCo, a newly formed
,
wholly owned subsidiary of 3M created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), in a Reverse Morris Trust transaction. The purchase price consideration was
 $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108.3 million shares of Neogen common stock issued on closing. Immediately following the transaction, Garden SpinCo stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger
Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock.
Neogen was deemed to be the accounting acquiror of the 3M FSD for accounting purposes under U.S. generally accepted accounting principles.
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
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended November 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2023. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on
Form 10-K
for the fiscal year ended May 31, 2022.
Our functional currency is the U.S. dollar. We translate our
non-U.S.
operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive income (loss). Gains or losses from foreign currency transactions are included in other income (expense) on our consolidated statements of income (loss).

ACCOUNTING POLICIES
Comprehensive Income (Loss)
Comprehensive income (loss) represents net income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net income and recognized directly as a component of equity. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on our marketable securities and derivative instruments.
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
The carrying amounts of certain financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, our revolving credit agreement, and long-term debt, approximate their fair value based on either their short maturity or current terms for similar instruments.
Leases
We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all our leases are classified as operating leases. The Company recognizes a lease liability in the statement of financial position to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.
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
assets were $
3,707,000 and $3,184,000 at November 30, 2022 and May 31, 2022, respectively. The total current and non-current
lease liabilities were $3,630,000 and $3,228,000 at November 30, 2022 and May 31, 2022, respectively.
Derivatives
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. All derivatives are recognized as assets or liabilities and measured at fair value. For derivatives that are determined to be effective hedges, changes in fair value are recognized on other comprehensive income (loss) until the underlying hedged item is recognized in earnings. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.
ESTIMATES AND ASSUMPTIONS
The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the estimates, including, but not limited to, variable consideration related to revenue recognition, allowances for doubtful accounts, the market value of, and demand for, inventories, stock-based compensation, provision for income taxes and related balance sheet accounts, accruals, goodwill and other intangible assets and derivatives. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounts Receivable and Concentrations of Credit Risk
Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable November 30, 2022 or May 31, 2022, respectively.
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
Business Combinations
We utilize the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Neogen’s results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current
liabilities (for expected payments in greater than a year), both on our consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the consolidated statements of income

(loss)
. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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
New Accounting Pronouncements Not Yet Adopted
Acquired contract assets and liabilities in a business combination
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022. The Company will adopt this guidance in the event of a business combination subsequent to the effective date of the guidance.
Accounting Pronouncements Recently Adopted
Reference Rate Reform
In March 2020, the FASB issued Update
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. We adopted this standard in the second quarter of fiscal 2023, and now use the Secured Overnight Financing Rate (SOFR). Adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
2. CASH AND MARKETABLE SECURITIES
Cash and Cash Equivalents
Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $100,000,000 and $
44,473,000
at November 30, 2022 and May 31, 2022, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.
Marketable Securities
The Company has marketable securities held by banks or broker-dealers at November 30, 2022. Changes in market value are monitored and recorded on a monthly basis; in the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.
Marketable Securities as of November 30, 2022 and May 31, 2022 are listed below by classification and remaining maturities.

(in thousands)	Maturity	November 30, 2022	May 31, 2022
Commercial Paper & Corporate Bonds	0 - 90 days	$61,104	$106,497
	91 - 180 days	34,200	61,373
	181 days - 1 year	57,151	91,706
	1 - 2 years	23,883	77,002

Total Marketable Securities		$176,338	$336,578

The components of marketable securities, consisting of commercial paper and corporate bonds, at November 30, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$179,650	$—	$(3,312)	$176,338
The components of marketable securities, consisting of commercial paper and corporate bonds, at May 31, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$339,540	$7	$(2,969)	$336,578
3. INVENTORIES
Inventories are stated at the lower of cost, determined by the first-in,
first-out
method, or net realizable value. The components of inventories follow:

(in thousands)	November 30, 2022	May 31, 2022
Raw materials	$68,884	$58,667
Work-in-process	6,013	6,388
Finished and purchased goods	61,172	57,258

	$136,069	$122,313

4. REVENUE RECOGNITION
The Company determines the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M’s Food Safety business. Similar to Neogen, 3M’s former Food Safety business sells diagnostic test kits, dehydrated culture media, and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenue for these products are recognized and invoiced when the product is shipped to the customer. These products are currently invoiced and distributed by 3M on behalf of Neogen under a number of transition service contracts.
The following table presents disaggregated revenue by major product and service categories for the three and six month periods ended November 30, 2022 and
2021:

	Three Months ended November 30,		Six Months ended November 30,
(in thousands)	2022	2021	2022	2021
Food Safety
Natural Toxins, Allergens & Drug Residues	$22,251	$21,028	$42,038	$41,432
Bacterial & General Sanitation	41,121	12,252	51,849	23,421
Culture Media & Other	82,084	19,935	101,338	37,981
Rodent Control, Insect Control & Disinfectants	10,377	8,232	19,952	15,882
Genomics Services	5,510	5,685	10,809	11,138

	161,343	67,132	225,986	129,854
Animal Safety
Life Sciences	1,427	1,309	3,016	2,672
Veterinary Instruments & Disposables	16,433	15,572	31,106	30,909
Animal Care & Other	10,569	10,849	21,095	20,068
Rodent Control, Insect Control & Disinfectants	20,665	18,269	42,879	40,418
Genomics Services	19,596	17,386	38,300	34,901

	68,690	63,385	136,396	128,968

Total Revenues	$230,033	$130,517	$362,382	$258,822

5. NET INCOME (LOSS) PER SHARE
The calculation of net income (loss) per share
follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted net income (loss) per share:
Net income (loss) attributable to Neogen	$(41,841)	$10,828	$(36,632)	$27,905
Denominator for basic net income (loss) per share:
Weighted average shares	216,134	107,641	161,690	107,565
Effect of dilutive stock options and RSUs	—	481	—	534

Denominator for diluted net income (loss) per share	$216,134	$108,122	$161,690	$108,099
Net income (loss) per share:
Basic	$(0.19)	$0.10	$(0.23)	$0.26
Diluted	$(0.19)	$0.10	$(0.23)	$0.26

Note:	Due to the net loss for the Three and Six month periods end November 30, 2022, the dilutive stock options and RSUs are anti-dilutive for those periods.

1
3

6. SEGMENT INFORMATION AND GEOGRAPHIC DATA
We have two reportable segments:
Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. All new products from the merger of the 3M FSD, effective September 1, 2022, are reported through the Food Safety segment. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors; this segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.
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
Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. With the acquisition of Cell BioSciences in February 2020, this operation expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and report through the Animal Safety segment.
The accounting policies of each of the segments are the same as those described in Note 1.
Segment information follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and for the three months ended November 30, 2022
Product revenues to external customers	$154,223	$49,094	$—	$203,317
Service revenues to external customers	7,120	19,596	—	26,716

Total revenues to external customers	$161,343	$68,690	$—	$230,033

Operating income (loss)	$21,446	$12,806	$(41,908)	$(7,656)
Total assets	$3,955,488	$329,177	$278,577	$4,563,242

As of and for the three months ended November 30, 2021
Product revenues to external customers	$60,112	$45,999	$—	$106,111
Service revenues to external customers	7,020	17,386	—	24,406

Total revenues to external customers	$67,132	$63,385	$—	$130,517

Operating income (loss)	$10,894	$12,701	$(11,126)	$12,469
Total assets	$298,437	$278,994	$390,503	$967,934

(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and for the six months ended November 30, 2022
Product revenues to external customers	$212,013	$98,096	$—	$310,109
Service revenues to external customers	13,973	38,300	—	52,273

Total revenues to external customers	$225,986	$136,396	$—	$362,382

Operating income (loss)	$30,042	$24,687	$(56,323)	$(1,594)

As of and for the six months ended November 30, 2021
Product revenues to external customers	$116,057	$94,067	$—	$210,124
Service revenues to external customers	13,797	34,901	—	48,698

Total revenues to external customers	$129,854	$128,968	$—	$258,822

Operating income (loss)	$21,026	$25,463	$(12,275)	$34,214

(1)	Includes elimination of intersegment transactions.
The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended November 30,		Six months ended November 30,
(in thousands)	2022	2021	2022	2021
Domestic	$114,413	$76,378	$195,055	$154,156
International	115,620	54,139	167,327	104,666

Total revenue	$230,033	$130,517	362,382	258,822
7. EQUITY COMPENSATION PLANS
Incentive and
non-qualified
options to purchase shares of common stock have been granted to directors, officers and employees of Neogen under the terms of the Company’s stock option plans. These options are granted at an exercise price of not less than the fair market value of the stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five, seven or ten years. A summary of stock option activity during the six months ended November 30, 2022 follows:

(options in thousands)	Shares	Weighted- Average Exercise Price
Options outstanding June 1, 2022	3,244	$32.13
Granted	1,687	14.63
Exercised	(4)	10.75
Forfeited/Expired	(592)	29.75

Options outstanding November 30, 2022	4,335	$25.66
During the three and six month periods ended November 30, 2022 and 2021, the Company recorded $2,632,000 and $1,748,000, and $4,499,000 and $3,438,000,
respectively, of expense related to its share-based awards, recorded in general and administrative expense in the consolidated income statement.

The weighted-average fair value per share of stock options granted during the first six months of fiscal years 2023 and 2022, estimated on the date of grant using the Black-Scholes option pricing model, was $
4.59
and $
9.54
.
The fair value of stock options granted was estimated using the following weighted-average assumptions.

	FY 2023	FY 2022
Risk-free interest rate	3.3%	0.4%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.0%	32.8%
Expected option life	4.61 years	3.12 years
The company grants restricted stock units (RSUs) to directors, officers and employees under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods. The current units are expensed straight-line over the remaining weighted-average period of 3.2 years. On November 30, 2022 there was $12,820,000 in unamortized compensation cost related to non-vested
RSUs. A summary of RSU activity during the six months ended November 30, 2022 follows:

(RSUs in thousands)	Shares	Weighted- Average Fair Value
RSUs outstanding June 1, 2022	257	$36.14
Granted	584	13.72
Released	(47)	37.62
Forfeited/Cancelled	(5)	37.63

RSUs outstanding November 30, 2022	789	$19.46
Under the terms of an agreement entered into with 3M as part of the combination of the FSD, the Company issued stock options and RSUs to conveying 3M employees to replace their existing unvested 3M awards under an exchange ratio based on the closing prices of Neogen and 3M common stock on August 31, 2022, the day before the transaction.
 These substitute options and RSUs retained their original vesting and expiration terms
(originally three year vesting and ten year lives). There were a total of 131,746 substitute options and 29,770 substitute RSUs issued during the second quarter to the conveying
3M employees as part of the employee matters agreement; the Company recognized
 $184,000
in compensation expense (included in the overall compensation expense of
 $
2,632,000
) during the quarter for these awards.
The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan; the discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation.

8. BUSINESS COMBINATIONS
The consolidated statements of income (loss) reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.
On September 17, 2021, the Company acquired all of the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provides entry into the retail parasiticide market and enhances the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17.9 million paid at closing, including $150,000 of cash placed in escrow payable to the former owners in 12 months. There is also the potential for performance milestone payments to the former owners of up to $6.5 million and the Company could incur up to $14.5 million in future royalty payments. The final purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308,000, inventory of $531,000, prepayments of $296,000, accounts payable of $120,000, other current liabilities of $84,000, non-current
liabilities of $6.5 million (contingent consideration accrual calculated using a Monte Carlo simulation utilizing inputs such as probability and timing of milestone achievements, revenue forecasts and volatility, and estimated discount rates relating to established future cash flows of the business), intangible assets of $19.2 million (with an estimated life of
15-20
years) and the remainder to goodwill (deductible for tax purposes). These values are Level 3 fair value measurements. The $150,000 placed in escrow was paid to the former owners on September 21, 2022. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.

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
Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. This acquisition gives Neogen a direct sales presence in Thailand. Consideration for the purchase was $1,581,000 in net cash, with $1,310,000 paid at closing, $37,000 paid on November 29, 2022 as a working capital adjustment and $234,000 payable on October 1, 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $177,000, inventory of $232,000, prepaids of $3,000, net property, plant and equipment of $16,000, other non-current
assets of $6,000, accounts payable of $98,000, other payables of $6,000, non-current
tax liabilities of $124,000, intangible assets of $620,000 (with an estimated life of 10 years) and the remainder to goodwill
(non-deductible
for tax purposes). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.
For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

3M Food Safety transaction
On September 1, 2022, Neogen, 3M Company (“3M”), and Garden SpinCo Corporation (“Garden SpinCo”), a newly formed, wholly owned subsidiary of 3M created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), closed on the transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Garden SpinCo became a wholly owned

subsidiary of Neogen (“FSD transaction”). Following the FSD transaction, pre-merger
Garden SpinCo stockholders own, in the aggregate, approxim
ately

50.1% of the issued and outstanding shares of Neogen common stock and pre-merger
Neogen shareholders own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and will be accounted for using the acquisition method.
The acquired business is a leading provider of food safety testing solutions. It offers a broad range of food safety testing products that support multiple industries within food and beverage, helping producers to prevent and protect consumers from foodborne illnesses. The business has a broad global presence with products used in more than 60 countries and a diversified revenue base of more than 100,000 end-user
customers. The combination of Neogen and the 3M FSD creates a leading innovator with an enhanced geographic footprint, innovative product offerings, digitization capabilities, and financial flexibility to capitalize on robust growth trends in sustainability, food safety, and supply chain integrity. The acquired Food Safety business continues to primarily operate in facilities in Minnesota and the United Kingdom, and is being managed overall in Michigan, reporting within the Food Safety segment.
The purchase price consideration for the 3M FSD was
 $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108,269,946 shares of Neogen common stock issued on closing with a fair value of $2.3 billion and cash consideration of $1 billion, funded by the additional financing secured by the Company.
See Note 10 – Long Term
 Debt for further detail on the debt incurred.

As of November 30, 2022, the Company has recorded a preliminary allocation of the purchase consideration to assets acquired and liabilities assumed based on initial fair value estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $
1.96

billion was recorded as goodwill, of which $1.90 billion is not deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, expected synergies from integration and streamlining operational activities, the expertise and reputation of the assembled workforce and other intangible assets that do not qualify for separate recognition. These values are Level 3 fair value measurements. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$319
Inventories	21,402
Other current assets	14,855
Property, plant and equipment	20,010
Intangible assets	1,560,000
Right of use asset	882
Lease liability	(885)
Deferred tax liabilities	(353,760)
Other liabil i ties	(3,584)

Total identifiable assets and liabilities acquired	1,259,239
Goodwill	1,963,171

Total purchase consideration	$3,222,410

The following table summarizes the intangible assets acquired and the useful life of these assets.

(in thousands)	Fair Value	Useful Life in Years
Trade Names and Trademarks	$120,000	25
Developed Technology	280,000	15
Customer Relationships	1,160,000	20

Total intangible assets acquired	$1,560,000

For the three and six months ended November 30, 2022, transaction costs of $39.1 million and $52.9 million, respectively, were expensed; in the prior year second quarter, acquisition related costs of $9.3 million were expensed. These costs are included in general and administrative expenses in the Company’s consolidated statements of income

(loss)
.
The operating results of the 3M FSD have been included in the Company’s consolidated statements of income

(loss)

since the acquisition date. In the second quarter of fiscal 2023, the 3M FSD’s total revenue was
 $92.7 million and operating loss was approximately $29.7 million. The operating loss includes $39.1 million of transaction costs, $20.3 million of amortization expense for acquired intangible assets and $3.9 million of cost of goods sold related to the step up to fair value on acquired inventory.
The following table presents pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2021 and had been combined with the results reported in our consolidated statements of income

(loss)

for all periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
in thousands, unaudited	2022	2021	2022	2021
Net sales	$230,033	$225,700	$457,300	$448,200
Operating Income (loss)	$(7,700)	$(1,600)	$(21,100)	$6,100
The unaudited pro forma information is presented for informational purposes only and is not indicative of the results that would have been achieved if the merger had taken place at such time. The unaudited pro forma information presented above includes adjustments primarily for amortization charges for acquired intangible assets and certain acquisition-related expenses for legal and professional fees.
In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. 3M periodically remits amounts charged to customers on our behalf and charges us for the associated cost of goods sold and transitions service fees. As of November 30, 2022, a net receivable from 3M of
 $36.5
million was included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

9. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes goodwill by reportable segment:

(in thousands)	Food Safety	Animal Safety	Total
May 31, 2022	$67,558	$75,146	$142,704
Acquisitions (1)	1,957,810	6,115	$1,963,925
Foreign currency translation and other	16,058	(290)	$15,768

November 30, 2022	$2,041,426	$80,971	$2,122,397

(1)	Animal Safety acquisitions represents portion of 3M Food Safety transaction recorded at Neogen Australasia.
At November 30, 2022, non-amortizable assets included licenses of $569,000, trademarks of $13,423,000 and other intangibles of $1,224,000. At May 31, 2022, non-amortizable intangible assets included licenses of $569,000, trademarks of $13,604,000 and other intangibles of $1,224,000.
Amortizable intangible assets consisted of the following and are included in customer-based intangibles and other non-current assets within the consolidated balance sheets:

(in thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount

Licenses	$16,979	$6,394	10,585
Covenants not to compete	371	234	137
Patents	8,029	4,565	3,464
Customer relationships	1,234,202	49,735	1,184,467
Trade names and trademarks	121,135	1,417	119,718
Developed technology	296,897	11,000	285,897
Other product and service-related intangibles	26,947	4,701	22,245

November 30, 2022	$1,704,560	$78,046	$1,626,514

Licenses	$17,109	$5,682	$11,427
Covenants not to compete	846	671	175
Patents	8,347	4,583	3,764
Customer relationships	75,000	33,662	41,338
Trade names and trademarks	1,180	167	1,013
Developed technology	17,741	6,124	11,617
Other product and service-related intangibles	27,299	4,527	22,772

May 31, 2022	$147,522	$55,416	$92,106

Amortization expense relating to
de
finite-lived intangible assets was $22.7 million and $2.4 million for the three months ended November 30, 2022 and 2021, respectively, and $25.1 million and $4.6 million for the six months ended November 30, 2022 and 2021, respectively.
The estimated amortization expense for each of the five succeeding fiscal years is as follows: $45.6 million remaining in 2023, $90.8 million in 2024, $90.3 million in 2025, $90.2 million in 2026 and $89.7 million in 2027 and $1.22 billion thereafter.
The amortizable intangible assets useful lives are 2 to 20 years for licenses, 3 to 10 years for covenants not to compete, 5 to 25 years for patents, 9 to 20 years for customer relationships, 10 to 25 years for trade names and trademarks, 10 to 20 years for developed technology and 5 to 15 years for other product and service-related intangibles. All definite-lived intangibles are amortized on a straight-line basis with the exception of definite-lived customer-based intangibles and product and service-related intangibles, which are amortized on either a straight-line or an accelerated basis.
The weighted average remaining amortization period for intangibles was 18 years at November 30, 2022 and eight years at May 31, 2022.

10
. LONG TERM DEBT
The Company’s long-term debt consists of the following:

(in thousands)	As of November 30, 2022	As of May 31, 2022
Term Loan	$590,000	$—
Senior Notes	350,000	—

Total long-term debt	$940,000	$—
Less: Unamortized debt issuance costs	(16,038)	—

Total non-current debt, net	$923,962	$—

The Company had a financing agreement with a bank providing for a $15.0 million unsecured revolving line of credit, which originally expired on November 30, 2023, but was replaced by the five-year senior secured revolving facility as part of the Credit Facilities described below. There were no advances against the line of credit during fiscal 2022 and there were no advances in fiscal 2023 before the line of credit was extinguished. Interest on any borrowings under that agreement was at LIBOR plus 100 basis points. Financial covenants included maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with during the period the line of credit was available.
In connection with the acquisition of 3M’s Food Safety business as described more fully in Note 8, Neogen incurred financing through Garden SpinCo as follows:
Credit Facilities
On June 30, 2022, Garden SpinCo entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150 million (collectively, the “Credit Facilities”) to fund the 3M Food Safety transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the 3M Food Safety transaction on September 1, 2022 while the revolving facility remained undrawn and continues to be undrawn as of November 30, 2022.
The Credit Facilities bear interest based on the term SOFR plus an applicable margin between a range of 150 to 225 basis points determined for each interest period and paid monthly. For the three and six months ended November 30, 2022, the interest rates ranged from 4.80% to 6.08%
per annum. The term loan facility matures
on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments.
In addition, the term loan facility contains an optional prepayment feature at the discretion of the Company. The Company determined that the prepayment feature did not meet the definition of an embedded derivative and does not require bifurcation from the host liability and, accordingly, has accounted for the entire instrument at amortized cost. In accordance with the prepayment feature, the Company paid $60 million of the term loan facility’s principal in September 2022 prior to the first scheduled quarterly repayment.
The Company can, at its sole discretion, draw any amount under the revolving facility, with the amount to be repaid on the termination date of the revolving commitments. Debt issuance costs of $2.4 million were incurred related to the revolving facility. These costs are being amortized as interest expense in the consolidated statements of income (loss) over the contractual life of the revolving facility using the straight line method. Amortization of the deferred debt issuance costs for the revolving facility was $122,000 for

the three and six month periods ended November 30, 2022. Debt issuance costs of $489,000 were recorded in Prepaid expenses and other current assets and $1.8 million were recorded in Other non-current assets on the consolidated balance sheet at November 30, 2022. The Company must pay an annual commitment fee ranging from
0.20
% and
0.35
% on the unused portion of the Revolving Credit Facility, paid quarterly. As of November 30, 2022, the commitment fee was
0.35
% and $
225,000
was recorded as interest expense in the

consolidated statements of income (loss) for the

three and six months ended November 30, 2022.
Total accrued interest on the term loan was $
3.0
 million as of November 30, 2022 based on the term SOFR interest rate of
6.08
% and included in current liabilities on the consolidated balance sheets. The Company incurred $10.2 million in total debt issuance costs which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight line method. The amortization of deferred debt issuance costs of $
529,000
and interest expense of $
8.5
 million was

included in the consolidated statements of income (loss) for the three and six months ended November 30, 2022.
Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. At November 30, 2022, the Company was in compliance with its covenants.

Senior Notes
On July 20, 2022, Garden SpinCo closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due 2030
 (the “Notes”) in a private placement at par. The Notes were initially issued by Garden SpinCo to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Upon closing of the 3M Food Safety transaction on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by the Company and certain wholly-owned domestic subsidiaries of the Company.
The Company determined that the redemption features of the Notes did not meet the definition of a derivative and thus does not require bifurcation from the host liability and accordingly has accounted for the entire instrument at amortized cost.
Total accrued interest on the Notes was $11.0 million as of November 30, 2022 based on the stated interest rate of 8.625% and included in current liabilities on the consolidated balance sheets. The Company incurred total debt issuance costs of $6.7 million which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight line
 method. For the three and six months ended November 30, 2022, the Company recorded $11.0 million of interest expense in the consolidated statements of income (loss), of

which $348,000 related to the amortization of deferred debt issuance costs.
The expected maturities associated with the Company’s outstanding debt as of November 30, 2022, were as follows:

(in thousands)	Amount
Fiscal Year
Remainder of 2023	$—
2024	—
2025	—
2026	29,375
2027	44,688
Thereafter	865,937

Total	$940,000
1
1
. INCOME TAXES
Income tax expense in the second quarter of fiscal 2023 was $7.8 million, compared to $2.1 million in the same period of the prior year; for the year to date, income tax expense was $9.2 million, compared to $6.8 million in fiscal 2022. Income tax expense in the second quarter of fiscal 2023 includes approximately $6.7 million of expense related to non-deductible
transaction costs associated with the 3M Food Safety transaction and $625,000 of expense due to an increase in our state rate for deferred tax liabilities. In each comparative period, there was minimal benefit from the exercise of stock options.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2022 and May 31, 2022 are $1.4 million and $808,000
, respectively. The increase in unrecognized tax benefits is primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

2
1

1
2
. COMMITMENTS AND CONTINGENCIES
The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated remaining liability for these costs was $916,000 at both November 30, 2022 and May 31, 2022, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has undertaken a pilot study in which chemical reagents are injected into the ground in an attempt to reduce on-site
contamination. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100,000 as a current liability at November 30, 2022, and the remaining $816,000 is recorded in other non-current
liabilities in the consolidated balance sheets.
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
In addition to responding to the administrative subpoena, the Company has implemented additional compliance measures to prevent inadvertent dealings with restricted countries or parties. These measures will further enhance the Company’s international trade compliance program, which is designed to assure that the Company does not conduct business directly or indirectly with any countries or parties subject to U.S. economic sanctions and export control laws. Although it is too early to predict what action, if any, that OFAC will take, the Company does not currently have any reason to believe that OFAC’s pending investigation will have a material impact on its operations, the results of operations for any future period, or its overall financial condition. In fiscal 2020, the Company took a charge to Other expense and recorded a reserve of $
600,000 to provide for potential fines or penalties on this matter. At this time, the Company believes that it is adequately reserved for this issue.
The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.
1
3
. DERIVATIVES
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. All derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Derivatives Not Designated as Hedging Instruments

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and have entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy; gains and losses from these contracts were recognized in other income in our consolidated statements of income (loss). The notional amount of forward contracts in place was $150.2 million and $4.4 million as of November 30, 2022 and May 31, 2022, respectively; the increase is the result of a number of intercompany loans entered into by our international operations as a result of the 3M Food Safety business combination.

(in thousands)
Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2022	May 31, 2022
Foreign currency forward contracts, net	Other accruals	$(9,708)	$(78)

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our consolidated statements of income (loss) were as follows:

		Three months ended
(in thousands) Derivatives Not Designated as Hedging Instruments	Location in statements of income (loss)	November 30, 2022	November 30, 2021
Foreign currency forward contracts	Other income (expense)	$(9,128)	$492

		Six months ended
(in thousands) Derivatives Not Designated as Hedging Instruments	Location in statements of income (loss)	November 30, 2022	November 30, 2021
Foreign currency forward contracts	Other income (expense)	$(8,248)	$1,011

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement designated as a cash flow hedge, which has a $250 million notional value. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215% and receive a variable rate of interest based on term SOFR from the counterparty which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of November 30, 2022 was ($3.2) million.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

(in thousands) Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2022	May 31, 2022
Interest rate swaps – non-current	Other non-current liabilities	$3,153	$—

The impacts of our derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2022 and November 30, 2021 were as follows:

(in thousands)	Location in statements of comprehensive income (loss)	Three months ended		Six months ended
Derivatives Designated as Hedging Instruments		November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Interest rate swaps	Unrealized gain/(loss) on derivative instruments, net of tax	$(2,428)	$—	$(2,428)	$—

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

TRENDS AND UNCERTAINTIES

During fiscal 2022 and the first six months of fiscal 2023, we have experienced higher than expected input cost inflation, including higher transportation, supply chain and labor costs, that have negatively impacted operating results. International freight costs, particularly for containers originating in Asia with an ultimate destination in the United States, have eased somewhat in the first half of fiscal 2023, although not to pre-2022 levels. Pricing actions taken during fiscal 2022 and the first six months of fiscal 2023 have mitigated some, but not all, of the inflationary pressures. Ongoing inflation may also have an impact on our customer’s purchasing decisions and order patterns. We estimate inflation will continue to affect us in the remainder of fiscal 2023, although at this time it is impracticable to quantify the impact.

Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our European operations and customer base have not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations during the remainder of fiscal 2023.

As we continue to monitor the ongoing COVID-19 pandemic, our top priority remains protecting the health and safety of our employees, their families, and those in our communities. Safety guidelines and procedures are in place for on-site employees and these policies are regularly monitored and updated by our internal Emergency Response Team.

COVID-19 continues to impact our business operations and financial results. A number of our product lines have been negatively impacted due to decreased demand in our customers’ businesses around the world. Many of our markets have recovered or are recovering, but the pandemic has continued to adversely impact our customers and ultimately, our revenues. We have also experienced supply chain difficulties directly related to COVID, including vendor disruptions, border closures, shipping issues and significantly increased shipping costs; labor shortages and higher labor costs, as we have had to use staffing agencies and increase our base pay in a number of areas of the Company to fill open positions and to cover for COVID-related absences.

Overall, the impact of COVID-19 remains uncertain and ultimately depends on the continued duration and severity of the pandemic, inclusive of the introduction of new strains of the virus; government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; extent of protection provided by prior viral infection; and the macroeconomic environment. We will continue to evaluate the nature and extent to which COVID-19 has impacted our business, including supply chain, labor availability and attrition, consolidated results of operations, financial condition, and liquidity; we expect it to continue to impact us through at least the end of our fiscal year ending May 31, 2023.

Executive Overview

	Three Months ended November 30,			Six Months ended November 30,
(in thousands)	2022	2021	%	2022	2021	%
Consolidated
Revenues	$230,033	$130,517	76%	$362,382	$258,822	40%
Core Sales Growth			7%			5%
Food Safety
Revenues	$161,343	$67,132	140%	$225,986	$129,854	74%
Core Sales Growth			6%			6%
Animal Safety
Revenues	$68,690	$63,385	8%	$136,396	$128,968	6%
Core Sales Growth			7%			4%
% of International Sales	50%	41%		46%	40%
Effective Tax Rate	n/a	16.2%		n/a	19.5%
Net Income (Loss)	$(41,841)	$10,828	-486%	$(36,632)	$27,905	-231%
Per Diluted Share	$(0.19)	$0.10		$(0.23)	$0.26
EBITDA*	$12,639	$18,533	-32%	$24,059	$45,739	-47%
Adjusted EBITDA*	$64,051	$29,594	116%	$91,070	$58,490	56%
Adjusted Net Income*	$31,361	$20,513	53%	$48,917	$40,623	20%
Cash (for) from Operations				$(32,869)	$41,057

*	Refer to non-GAAP financial measures section in this document.

•	Food Safety core sales exclude revenues from the acquisitions of Delf/Abbott Analytical (November 2021) and Thai-Neo Biotech (July 2022) and also excludes the change in currency rates.

•	Food Safety revenues include $92.7 million from the 3M FSD, which we combined with on September 1, 2022. All of the global revenue from this business is reported within the Food Safety segment.

•	Animal Safety core sales exclude revenues from the acquisitions of CAPInnoVet (September 2021) and Genetic Veterinary Sciences (December 2021) and also excludes the change in currency rates.

•

Our net loss was $41.8 million, or ($0.19) per share, in the second quarter of fiscal 2023 compared to net income of $10.8 million, or $0.10 per share, in the second quarter of the prior year, adversely impacted by $39.1 million in legal, consulting and other expenses related to our combination with 3M’s Food Safety business. Year to date, our net loss was $36.6 million compared to income of $27.9 million in the prior year, adversely impacted by $52.9 million in legal, consulting and other expenses. Additionally, non-cash amortization and interest expense, both resulting from the 3M transaction, contributed to the net loss in the quarter and year to date periods.

International sales rose 114% in the second quarter of fiscal 2023 and also increased 60% for the year to date, each compared to the same respective periods in the prior year. Revenues from the 3M FSD drove the international sales increase. In the second quarter of fiscal 2023, the FSD revenues were comprised of 66% international sales, compared to Neogen’s historical average of 40%.

Core growth, which excludes international revenues from FSD, Delf, Genetic Veterinary Sciences and Thai-Neo, and considers a neutral currency impact, was 6% for both the second quarter and year to date periods. The negative impact of currency, primarily from the stronger U.S. dollar against the pound, euro, Chinese yuan and Australian dollar for each comparative period, was $5 million in the second quarter and $8.9 million year to date. Revenue changes, expressed in percentages, for the three and six month periods of fiscal 2023 compared to the same period in the prior year are as follows for the legacy business at each of our international locations:

	Three Months Ended November 30, 2022		Six Months Ended November 30, 2022
	Revenue % Inc (Dec) USD	Revenue % Inc (Dec) Local Currency	Revenue % Inc (Dec) USD	Revenue % Inc (Dec) Local Currency
U.K. Operations (including Neogen Italia)	(8)%	9%	(2)%	14%
Megazyme	(7)%	8%	(10)%	4%
Brazil Operations	21%	16%	17%	15%
Neogen Latinoamerica	5%	1%	11%	10%
Neogen Argentina	21%	85%	27%	82%
Neogen Uruguay	(11)%	(17)%	(6)%	(13)%
Neogen Chile	4%	20%	0%	18%
Neogen China	(9)%	1%	(14)%	(7)%
Neogen India	9%	20%	17%	27%
Neogen Canada	4%	12%	(2)%	4%
Neogen Australasia	(4)%	7%	(6)%	3%

In local currency, combined revenues at our U.K. operations increased 9% in the second quarter and 14% year to date, each compared to the same periods in the prior year. Excluding the December 2021 acquisition of Delf (UK), sales at our U.K. operations increased 2% in local currency in the second quarter and 7% for the year to date. Sales of food quality products at Megazyme, located in Ireland, increased 8% in local currency driven by increased volume and a significant research project.

Sales in Brazil increased 16% in local currency in this year’s second quarter and 15% year to date, driven by strong sales of the company’s mycotoxin test kits, including tests to detect aflatoxin in corn and deoxynivalenol (DON) in wheat, as well as increases in veterinary instruments, insect and rodent controls products, and genomics testing. Neogen Latinoamerica sales rose 1% in local currency for the second quarter and 10% year to date, with increases across the company’s diagnostic testing portfolio and culture media partially offset by lower cleaner & disinfectant sales in the second quarter, due to order timing from a large distributor. Sales at Neogen China increased 1% in local currency for the three month period but declined 7% for the year to date. A significant order of cleaners and disinfectants in the second quarter, in advance of Chinese New Year, offset declines in other product lines as the country’s COVID-19 related lockdowns continued to negatively impact sales for the respective periods. Revenues at Neogen’s Australasia operations increased 7% and 3% for the three and six month periods as bovine genomic service increases.were partially offset by a large non-recurring culture media order in the prior year.

Service revenue, which includes genomics testing and other laboratory services, was $26.7 million in the second quarter of fiscal 2023, an increase of 9% over the prior year second quarter revenues of $24.4 million. Excluding the contribution from the December 2021 acquisition of Genetic Veterinary Sciences and negative currency impact, global genomics service revenue increased 8% in the second quarter. For the six month period, service revenue was $52.3 million, an increase of 7% over prior year revenues of $48.7 million. Strong sales of our Neogen Analytics software as a service (SaaS) product and growth in the beef markets in the U.S. and Brazil for genomics testing was partially offset by COVID-related shutdowns in China, lower genomics sales to the porcine market, as a significant customer shifted to a lower-cost competitor, and a difficult comparison due to a large domestic research project recorded in the prior year which did not repeat.

Revenues

	Three Months Ended November 30,
(in thousands)	2022	2021	Increase/ (Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$22,251	$21,028	$1,223	6%
Bacterial & General Sanitation	41,121	12,252	28,869	236%
Culture Media & Other	82,084	19,935	62,149	312%
Rodent Control, Insect Control & Disinfectants	10,377	8,232	2,145	26%
Genomics Services	5,510	5,685	(175)	(3)%

	161,343	67,132	94,211	140%

Animal Safety
Life Sciences	$1,427	$1,309	$118	9%
Veterinary Instruments & Disposables	16,433	15,572	861	6%
Animal Care & Other	10,569	10,849	(280)	(3)%
Rodent Control, Insect Control & Disinfectants	20,665	18,269	2,396	13%
Genomics Services	19,596	17,386	2,210	13%

	68,690	63,385	5,305	8%

Total Revenues	$230,033	$130,517	$99,516	76%

	Six Months Ended November 30,
(in thousands)	2022	2021	Increase/ (Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$42,038	$41,432	$606	1%
Bacterial & General Sanitation	51,849	23,421	28,428	121%
Culture Media & Other	101,338	37,981	63,357	167%
Rodent Control, Insect Control & Disinfectants	19,952	15,882	4,070	26%
Genomics Services	10,809	11,138	(329)	(3)%

	225,986	129,854	96,132	74%

Animal Safety
Life Sciences	$3,016	$2,672	$344	13%
Veterinary Instruments & Disposables	31,106	30,909	197	1%
Animal Care & Other	21,095	20,068	1,027	5%
Rodent Control, Insect Control & Disinfectants	42,879	40,418	2,461	6%
Genomics Services	38,300	34,901	3,399	10%

	136,396	128,968	7,428	6%

Total Revenues	$362,382	$258,822	$103,560	40%

Food Safety

3M’s former Food Safety business (“FSD”), which combined with Neogen on September 1, 2022, consists of five major product lines: indicator organisms (Petrifilm), general sanitation, sample handling, pathogen detection test kits and allergen test kits. All of the global FSD business is currently being reported in Neogen’s Food Safety segment.

Natural Toxins, Allergens & Drug Residues – Sales in this category increased 6% and 1% for the three and six month periods ended November 30, 2022, compared to the same period in the prior year. Excluding sales of the acquired allergen product line from 3M, sales in this category decreased 2% in the second quarter and 3% for the year to date, primarily due to a significant decline in sales of drug residue test kits to international dairy markets. Natural toxin detection kits rose 5% for the quarter and were up 4% for the year to date. The increases for both periods were due to strength in aflatoxin test kits resulting from outbreaks in domestic and international grain harvests, and increases in histamine test kits. Sales of our legacy allergen test kits were flat in the second quarter and decreased 5% for the six month period. This decline across the company’s allergen testing portfolio was caused by softening market conditions and supply disruptions for certain products.

Bacterial & General Sanitation – Revenues in this category increased 236% and 121% for the second quarter and for the year to date, each compared to the same periods in the prior year. Excluding the contribution of the Biotrace line of general sanitation products and the pathogen test kit product line, both acquired from 3M, organic sales in this category were flat in the second quarter and declined 2% for the six months, each compared to the same period in the prior year. In the second quarter, an increase in sales of filters and ampoule media to beverage manufacturers and a 5% increase in sales of our AccuPoint line of general sanitation products were offset by lower sales of Soleris® equipment and consumables as worsening global economic conditions caused customers to delay capital purchases and reduce sampling volumes.

Culture Media & Other – Sales in this category increased 312% in the quarter ended November 30, 2022 compared to the second quarter in the prior year; for the six month period, sales increased 167%. Excluding sales of the Petrifilm indicator organism and sampling handling product lines acquired from 3M, sales were flat in the second quarter and increased 3% for the year to date. Within this category, sales of our Neogen Analytics software as a service platform increased significantly, with approximately 175 sites now on contract. Additionally, an 11% increase in sales of culture media products in the second quarter, primarily due to a large sale to a vaccine manufacturer, was offset by a decline in food quality test kits, which was negatively impacted by currency.

Rodent Control, Insect Control & Disinfectants – Revenues in this category increased 26% for both the three and six month periods; excluding the revenue contribution from the Delf acquisition in this category, the overall increase was 11% in the second quarter and 10% for the year to date. The increase in the second quarter was due to a large insect control order to a government agency in Brazil and a significant order of cleaners and disinfectants to China in advance of Chinese New Year.

Genomics Services – Sales of genomics services sold through our international Food Safety operations decreased 3% for both the three and six month periods ended November 30, 2022. For each comparative period, unfavorable currency comparisons in the U.K. and COVID-related lab closures in China offset increased beef business in Brazil.

Animal Safety

Life Sciences – Sales in this category increased 9% in the second quarter compared to the same period in the prior year; for the year to date, the increase in this product line was 13%. The increase for both comparative periods was due to higher demand from customers purchasing substrates and reagents used in clinical diagnostic test kits, and increased demand from forensic toxicology lab customers due to their higher testing volumes.

Veterinary Instruments & Disposables – Revenues in this category increased 6% and 1% for the three and six month periods ended November 30, 2022, respectively. For the second quarter, disposable product sales increased significantly, as new products were added by a large retail customer. Additionally, sales of veterinary instruments increased 4% off a strong prior year comparison; sales of these products were 35% higher than sales in the second quarter of fiscal 2021. For the year to date period, veterinary instrument sales were up 1%, again due to a difficult prior year comparison.

Animal Care & Other – Sales of these products decreased 3% in the second quarter; year to date sales increased 5%. Excluding the contribution of parasiticides from the September 2021 acquisition of CAPInnoVet, revenues increased 2% for the six month period. Within this category, sales of animal care products were flat in the second quarter, as increases in parasiticides and our Botulism B vaccine for horses were offset by declines in vitamin injectables and wound care products.

Rodent Control, Insect Control & Disinfectants – Revenues increased 13% and 6% for the three and six month periods ended November 30, 2022, each compared to the same period in the prior year. In the second quarter, sales of cleaners and disinfectants increased 26%, with new business earned in the animal protein market and strong sales of dairy hygiene products. Insect control products rose 13% in the quarter and rodenticide sales increased 6%. For the year to date, increases in cleaners and disinfectants and insect control product lines were partially offset by a decline in sales of rodent control products in the first quarter of fiscal 2023.

Genomics Services – Sales in this category increased 13% and 10% in the second quarter and the year to date periods, each compared to the prior year; excluding the contribution from Genetic Veterinary Sciences, revenues increased 4% in the second quarter and 1% for the year to date. For both periods, domestic increases in the beef market were partially offset by unfavorable currency comparisons in Australia, lower sample volumes from a large customer in the porcine market and a difficult prior year comparison due to a large research project which did not recur.

Gross Margin

Gross margin, expressed as a percentage of sales, was 48.9% in the second quarter of fiscal 2023 compared to 46.4% in the same quarter a year ago. The increase was primarily due to the incremental revenues from the FSD merger, which generated gross margin higher than the legacy company average margin. The legacy Neogen Food Safety business recorded a gross margin improvement of 280 basis points compared to the same quarter a year ago, while Animal Safety gross margins increased 140 basis points, each due primarily to pricing actions taken within the past 12 months. Within each segment, increased raw material costs continued to pressure gross margins in certain product lines; however, freight in costs dropped significantly during the comparative period, although they remained higher than pre-pandemic levels. For the year to date, gross margin was 48.2% compared to 46.6% in the prior year, primarily the result of the higher gross margins from the FSD product lines, and pricing actions taken in the legacy Neogen Food and Animal Safety product lines.

Operating Expenses

Operating expenses were $120.2 million in the second quarter of fiscal 2023, compared to $48.1 million in the same quarter of the prior year. Legal, consulting and other professional fees and expenses totaling $39.1 million were incurred in the second quarter of the current fiscal year related to our combination with the 3M FSD, which closed on September 1, 2022. In the prior fiscal year second quarter, $9.3 million in deal costs relating to this transaction were incurred. In addition to the deal costs incurred in the current quarter, the Company recorded $20.3 million in amortization expenses relating to the intangible assets acquired in the merger, and $16.8 million in compensation and related expenses for the conveyed employees. Excluding costs related to the transaction and the absorbed business, run rate operating expenses for the legacy business for the second quarter were $44.4 million, an increase of $5.6 million compared to $38.8 million in the prior year. Operating expenses for businesses acquired in the past year, excluding the FSD business, totaled $1.5 million and represented 27% of the increase in operating expenses for the second quarter of fiscal 2023.

For the six month period ended November 30, 2022, operating expenses of $176.4 million included $52.9 million in deal costs relating to the combination with the 3M FSD, $20.3 million in amortization of intangible assets acquired in the FSD merger, and $16.3 million in compensation and related operating expenses for the conveyed FSD employees. Run rate operating expenses for the legacy operating business were $86.9 million, an increase of $9.8 million, or 13% over the same period in the prior year, after adjusting for $9.3 million in deal costs incurred. Operating expenses for businesses acquired in the past year, excluding the FSD business, totaled $3.6 million and represented 37% of the increase in operating expenses for the first half of fiscal 2023.

Sales and marketing expenses were $36.3 million in the second quarter of fiscal 2023, compared to $21.2 million in last year’s second quarter. The increase in expense was due primarily to $12.9 million in compensation and related expenses for the conveying FSD sales and marketing team, effective September 1, 2022. Included in those expenses were amounts for transition services provided by 3M for invoicing and distribution. These costs will be provided under contract for a period of up to 18 months. The remainder of the increase for the quarter was due primarily to higher personnel related spending in the legacy business, the result of headcount additions and compensation increases. In addition, travel, trade shows and other customer facing activities have continued to increase with the easing of COVID-19 restrictions. For the year to date, sales and marketing expenses were $59.7 million, an increase of $18.0 million over the same period last year; the increase was driven by $12.9 million in absorbed expenses from personnel conveying in the FSD transaction, and increased travel, trade shows and other customer facing activities. Sales and marketing expenses from other acquired businesses were $600,000 and $1.5 million for the three and six month periods, respectively.

General and administrative expenses were $77.0 million in the second quarter of fiscal 2023, and included $39.1 million in legal, consulting and other professional fees and expenses and $20.3 million in amortization for intangible assets acquired in our combination with the 3M FSD, which closed on September 1, 2022. After adjusting for these deal-related expenses, and an additional $1.4 million in incremental expenses incurred in absorbing the business into Neogen, second quarter run rate general and administrative expenses were $16.2 million, an increase of $2.9 million, or 22%, compared to the same period a year ago. The increase was primarily the result of additional personnel hired to accommodate the increased size and complexity of the organization, compensation increases across the organization, including at the senior leadership level, the issuance of share based compensation grants, license fees and other information technology infrastructure investments and $800,000 in incremental operating expenses from our other recent acquisitions, including amortization of intangible assets acquired. For the year to date, after adjusting for the $52.9 million in deal costs resulting from the combination with the 3M FSD and $20.3 million in amortization of intangibles acquired in the FSD merger, run rate general and administrative expenses were $31.7 million, an increase of $5.0 million compared to the same period a year ago. General and administrative expenses from recent acquisitions, excluding the 3M FSD combination, were $1.3 million of the increase.

Research and development expense was $6.8 million in the second quarter of fiscal 2023, an increase of $2.5 million, or 58%, compared to the same period in the prior year. The increase was primarily the result of $2.0 million of cost associated with the conveying FSD employees, and outside testing and validation costs for new commercial products under development in the Animal Safety segment. For the year to date, research and development expenses were $11.7 million compared to $8.7 million in the same period last year, with the increase due primarily to the $2.0 million in conveying FSD personnel and testing and validation for new commercial products in the Animal Safety segment.

Operating Income (Loss)

The operating loss was $7.7 million in the second quarter of fiscal 2023, compared to operating income of $12.5 million in the same period of the prior year. For the year to date period, the operating loss was $1.6 million compared to operating income of $34.2 million in the prior year. Expressed as a percentage of sales, the operating loss was 3.3% for the second quarter and 0.4% for the year to date, compared to income of 9.6% and 13.2%, respectively, for the same periods in the prior year. Adjusting for the $39.1 million in transaction costs resulting from the 3M transaction in the second quarter, and $52.9 million of these costs for the year to date period, operating income was $31.4 million, or 13.7% in the second quarter and $51.3 million, or 14.2% for the year to date. After adjusting out $9.3 million in deal costs incurred in both the second quarter and year to date periods in fiscal 2022, prior year operating income for those periods was $21.8 million, or 16.7%, and $43.5 million, or 16.8%. The primary reason for the lower operating income percentage in each comparative period was the amortization of the intangible assets acquired in conjunction with the FSD merger.

Other Income

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$553	$246	$1,523	$455
Interest expense	(20,545)	(22)	(20,547)	(28)
Foreign currency transactions	(6,108)	167	(6,530)	15
LGS contingent consideration	—	(135)	—	(135)
Other	(335)	203	(284)	134

Total Other Income	$(26,435)	$459	$(25,838)	$441

The net interest expense incurred for the three and six month periods ended November 30, 2022 was the result of the $1 billion in debt incurred to fund the 3M FSD combination. In fiscal 2022, the Company had no debt outstanding, and interest income relates to earnings on our marketable securities portfolio. Other income or expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate; the increase in expense for the second quarter and year to date periods in fiscal 2023 was due to U.S. dollar denominated loans incurred in our international subsidiaries as the result of the FSD transaction on September 1, 2022.

Income Tax Expense

Income tax expense in the second quarter of fiscal 2023 was $7.8 million, compared to $2.1 million in the same period of the prior year; for the year to date, income tax expense was $9.2 million, compared to $6.8 million in fiscal 2022. Income tax expense in the second quarter of fiscal 2023 includes approximately $6.7 million of expense related to non-deductible transaction costs associated with the 3M FSD transaction and $625,000 of expense due to an increase in our deferred tax liability rate. In each comparative period, there was minimal benefit from the exercise of stock options.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2022 and May 31, 2022 are $1.4 million and $808,000, respectively. The increase in unrecognized tax benefits is primarily associated with the combined 3M FSD, including positions for transfer pricing and research and development credits.

Net Income

The Company incurred a net loss of $41.8 million in the second quarter of fiscal 2023, compared to net income of $10.8 million in the same period in the prior year. The decline in earnings for the quarter was primarily the result of $39.1 million in legal, consulting, professional fees and other expenses from the 3M FSD transaction, $20.0 million interest expense from the $1 billion in debt incurred in the merger, and $20.3 million in incremental amortization expenses associated with the intangible assets acquired in the merger. For the year to date, the Company incurred a net loss of $36.6 million, compared to net earnings of $27.9 million in the prior year. Three and six month net income in fiscal 2023 was also negatively impacted by a higher effective tax rate.

Non-GAAP Financial Measures

This report includes certain financial information for the Company that differs from what is reported in accordance with GAAP. These non-GAAP financial measures consist of core revenue growth, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Earnings per Share. These non-GAAP financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of the Company, and because these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in industries the Company operates in.

Core revenue growth

We define core revenue growth as net sales for the period excluding the impacts of foreign currency translation rates and the first year impacts of acquisitions and disposals, where applicable. We present core revenue growth because it allows for a meaningful comparison of results across periods without the volatility caused by foreign currency gains or losses, or the incomparability that would be caused by the impact of an acquisition or disposal.

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

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted for share-based compensation and certain transaction fees and expenses. We present EBITDA because it provides an understanding of underlying business performance by excluding the following:

•

Share-based compensation. We believe it is useful to exclude share-based compensation to better understand the long-term performance of our core business and to facilitate comparison with the results of peer companies.

•

Other income/(expense). We exclude items in other income/(expense), which consists of primarily foreign currency transactions and, to a lesser extent, one-time amounts unrelated to our core business, to better understand the long-term performance of our core business.

•

Certain transaction fees and expenses. We exclude fees and expenses related to certain transactions because they are outside of Neogen’s underlying core performance. These fees and expenses include deal related professional and legal fees and foreign currency transactions.

•	Other one-time adjustments. We exclude one-time adjustments recorded within operating income to better understand the long-term performance of our core business.

Adjusted EBITDA margin

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of total revenues. We present Adjusted EBITDA margin as a performance measure to analyze the level of Adjusted EBITDA generated from total revenue.

Adjusted Net Income

We define Adjusted Net Income as Net Income, adjusted for share-based compensation, other income/(expense), certain transaction fees and expenses, and other one-time adjustments, all of which are tax effected.

Adjusted Earnings per Share

We define Adjusted Earnings per Share as Adjusted Net Income divided by diluted average shares outstanding.

These non-GAAP financial measures are presented for informational purposes only. EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Earnings per Share are not recognized terms under GAAP and should not be considered in isolation or as a substitute for, or superior to, net income (loss), operating income, cash flow from operating activities or other measures of financial performance. This information does not purport to represent the results Neogen would have achieved had any of the transactions for which an adjustment is made occurred at the beginning of the periods presented or as of the dates indicated. This information is inherently subject to risks and uncertainties. It may not give an accurate or complete picture of Neogen’s financial condition or results of operations for the periods presented and should not be relied upon when making an investment decision.

The use of the terms EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Earnings per Share may not be comparable to similarly titled measures used by other companies or persons due to potential differences in the method of calculation.

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

Reconciliation between net income and EBITDA and Adjusted EBITDA and between net income margin % and Adjusted EBITDA margin % are as follows:

	Three Months Ended November 30		Six Months Ended November 30
(dollars in thousands)	2022	2021	2022	2021
Net Income (Loss)	$(41,841)	$10,828	$(36,632)	$27,905
Net income margin %	-18.2%	8.3%	-10.1%	10.8%
Provision for income taxes	7,750	2,100	9,200	6,750
Depreciation and amortization	26,738	5,829	32,467	11,511
Interest income, net	19,992	(224)	19,024	(427)

EBITDA	$12,639	$18,533	$24,059	$45,739
Share-based compensation	2,632	1,748	4,499	3,438
FX transaction loss on loan revaluation(1)	5,789	—	5,789	—
Certain transaction fees and expenses	39,132	9,313	52,864	9,313
Inventory step-up charge	3,859	—	3,859	—

Adjusted EBITDA	$64,051	$29,594	$91,070	$58,490

Adjusted EBITDA margin %	27.8%	22.7%	25.1%	22.6%

(1)	Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with 3M Food Safety transaction.

Adjusted EBITDA increased $35.3 million and $33.6 million for the three and six month periods, respectively, due to earnings generated from the 3M FSD business, which merged with Neogen on September 1, 2022. Expressed as a percentage of revenue, adjusted EBITDA was 28.1% for the second quarter of fiscal 2023 compared to 23.1% for the same period last year, and was 25.4% for the six month period. The 3M FSD business was not part of the Company in the prior six month period; thus, the adjusted EBITDA amount for that period is not directly comparable.

Reconciliation between net income and Adjusted Net Income and earnings per share and Adjusted Earnings per Share are as follows:

	Three months ended November 30		Six Months Ended November 30
(in thousands, except for percentages)	2022	2021	2022	2021
Net Income (Loss)	$(41,841)	$10,828	$(36,632)	$27,905
Earnings per share	$(0.19)	$0.10	$(0.23)	$0.26
Amortization of acquisition-related intangibles	22,116	1,770	23,957	3,455
Share-based compensation	2,632	1,748	4,499	3,438
FX transaction loss on loan revaluation(1)	5,789	—	5,789	—
Certain transaction fees and expenses	39,132	9,313	52,864	9,313
Inventory step-up charge	3,859	—	3,859	—
Other adjustments(2)	4,350	—	4,350	—
Estimated tax effect of above adjustments(3)	(4,676)	(3,146)	(9,769)	(3,488)

Adjusted Net Income	$31,361	$20,513	$48,917	$40,623

Adjusted Earnings per Share	$0.15	$0.19	$0.30	$0.38

(1)	Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M FSD transaction.
(2)	Income tax expense associated with non-deductible transaction costs that were recognized as expense in prior periods.
(3)	Tax effect of adjustments is calculated using projected effective tax rates for each applicable item.

Adjusted Net Income increased $10.8 million and $8.3 million for the three and six month periods, respectively, due to the higher Adjusted EBITDA partially offset by interest expense.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $276.3 million at November 30, 2022, compared to $381.1 million at May 31, 2022. Cash flow from operating activities was negative $32.9 million during the first six months of fiscal 2023, the result of 3M FSD deal-related expenses, and inventory increases. Net cash proceeds of $920,000 were realized from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan during the first six months of fiscal 2023. The Company paid down $60 million in principal on the term loan during the second quarter. We spent $25.1 million for property, equipment and other non-current assets in the first six months of the fiscal year, with spending of $3.4 million on our ERP implementation of SAP, $2.4 million on construction of our Lansing manufacturing facility, and approximately $400,000 in IT for laptops and software for the conveying employees related to the FSD business.

Net accounts receivable balances were $142.7 million at November 30, 2022 compared to $99.7 million at May 31, 2022. Days’ sales outstanding, a measurement of the time it takes to collect receivables, were 54 days for the legacy Neogen business at November 30, 2022, compared to 62 days at May 31, 2022 and 63 days at November 30, 2021. As part of transition services agreements between the Company and 3M, related to the merger of the Food Safety business, 3M is invoicing our customers for products that 3M is manufacturing and shipping on our behalf. At November 30, 2022, there are $46.3 million in customer receivables billed by 3M on our behalf. The Company is working collaboratively with 3M on managing the credit risk associated with the former FSD customers during the period when 3M is providing transition invoicing and distribution services to the Company. To date, we have not experienced an appreciable increase in bad debt write offs related to the ongoing COVID-19 pandemic.

Net inventory was $136.1 million at November 30, 2022, an increase of $13.8 million, compared to a May 31, 2022 balance of $122.3 million. The higher inventory levels are primarily the result of continued inflationary pressures on raw materials at our legacy businesses and raw material inventories purchased to support the combined 3M FSD. Supply chain issues moderated somewhat during the second quarter of fiscal 2023; we continue to monitor our key raw materials to ensure adequate stock on hand.

Debt and Liquidity

On September 1, 2022, Neogen, 3M, and Garden SpinCo, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the transaction which had previously been announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction.

On June 30, 2022, Garden SpinCo entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650 million and a five-year senior secured revolving facility in the amount of $150 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Garden SpinCo on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. Pricing for the term loan is term SOFR plus 235 basis points. The Credit Facilities, together with the Notes below, represent the financing incurred in connection with the merger of the 3M FSD with Neogen. On September 30, 2022, the Company paid down $60 million in principal on the term loan.

In July 2022 Garden SpinCo closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Garden SpinCo to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Garden SpinCo did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Garden SpinCo’s common stock to 3M stockholders, the Notes were guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M was released from all obligations under its guarantee. Upon the effectiveness of the merger on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.

In addition to the 3M transaction described above, our future cash generation and borrowing capacity may not be sufficient to meet cash requirements to fund the operating business, repay debt obligations, construct new manufacturing facilities, commercialize products currently under development or execute our future plans to acquire additional businesses, technology and products that fit within our strategic plan. Accordingly, we may be required, or may choose, to issue additional equity securities or enter into other financing arrangements for a portion of our future capital needs; there is no guarantee that we will be successful in issuing additional equity securities or entering into other financing arrangements.

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

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	November 30, 2022	Impact
(dollars in thousands)
Foreign Currency—Revenue	10% Decrease in exchange rates	$ 46,248	Earnings
Foreign Currency—Hedges	10% Decrease in exchange rates	15,021	Fair Value
Interest Income	10% Decrease in interest rates	127	Earnings
Interest Expense	10% Increase in interest rates	2,068	Earnings

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Vice President & Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies” of the Notes to interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.	Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2022. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2022.

Items 2, 3, 4, and 5 are not applicable or removed or reserved and have been omitted.

Item 6. Exhibits

(a) Exhibit Index

2.1	Agreement and Plan of Merger, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation, Neogen Corporation and Nova RMT Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.2	Separation and Distribution Agreement, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of August 31, 2022, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

2.4	Asset Purchase Agreement, dated as of December 13, 2021, by and between 3M Company and Neogen Corporation (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

3.1	Certificate of Amendment to Articles of Incorporation filed on October 11, 2010 (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K filed on July 30, 2020).

3.2	Restated Articles of Incorporation, as amended on November 23, 2011 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 30, 2011).

3.3	Certificate of Amendment to Articles of Incorporation filed on November 20, 2018 (incorporated by reference to Exhibit 3 filed with the Registrant’s Quarterly Report on Form 10-Q filed December 28, 2018).

3.4	Certificate of Amendment to Articles of Incorporation of Neogen Corporation filed on March 14, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on March 17, 2022).

3.5	Certificate of Amendment to Articles of Incorporation of Neogen Corporation filed on September 1, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

3.6	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 14, 2000).

3.7	Amendment to the By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

4.1	Senior Notes Indenture for 8.625% Senior Notes due 2030, dated as of July 20, 2022, among Garden SpinCo Corporation, as issuer, the guarantors party thereto from time to time, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.10 to Neogen’s Registration Statement on Form S-4 (Registration No. 333-263667), filed with the SEC on July 27, 2022).

4.2	Supplemental Indenture, dated as of September 1, 2022, among Neogen Food Safety Corporation (f/k/a Garden SpinCo Corporation), as issuer, U.S. Bank Trust Company, National Association, as trustee, Neogen Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.1	Tax Matters Agreement, dated as of September 1, 2022, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.2	Intellectual Property Cross-License Agreement, dated as of September 1, 2022, by and between 3M Company and Garden SpinCo Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.3	Trademark Transitional License Agreement, dated as of September 1, 2022, by and among 3M Company, 3M Innovative Properties Company, Neogen Corporation and Garden SpinCo Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.4	Transition Services Agreement, dated as of September 1, 2022, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.5	Transition Distribution Services Agreement, dated as of September 1, 2022, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.6	Transition Contract Manufacturing Agreement, dated as of September 1, 2022, by and among 3M Company, Garden SpinCo Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.7

Clean-Trace(TM) Distribution Agreement, dated as of September 1, 2022, by and between 3M Company and Garden SpinCo Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.8	Real Estate License Agreement, dated as of September 1, 2022, by and among certain subsidiaries of Neogen Corporation, 3M Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.9	Credit Agreement, dated as of June 30, 2022, among Garden SpinCo Corporation, as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and joined thereto as of September 1, 2022 by Neogen Corporation, as a borrower (incorporated by reference to Exhibit 10.9 to Neogen’s Registration Statement on Form S-4 (Registration No. 333-263667), filed with the SEC on July 27, 2022).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 9, 2023

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: January 9, 2023

/s/ Steven J. Quinlan
Steven J. Quinlan
Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)