Form 10-Q
period 2023-02-28
NEOGEN CORP
filed 2023-04-04
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023.

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

As of February 28, 2023 there were 216,220,821 shares of Common Stock outstanding.

NEOGEN CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and

per share amounts)

	February 28, 2023	May 31, 2022
Assets
Current Assets
Cash and cash equivalents	$67,134	$44,473
Marketable securities	116,080	336,578
Accounts receivable, net of allowance of $2,200 and $1,650	146,393	99,674
Inventories	143,863	122,313
Prepaid expenses and other current assets	81,901	23,760
Total Current Assets	555,371	626,798
Net Property and Equipment	164,888	110,584
Other Assets
Right of use assets	5,062	3,184
Goodwill	2,135,118	142,704
Other non-amortizable intangible assets	14,252	15,397
Amortizable intangible and other assets, net of accumulated amortization	1,620,229	92,106
Other non-current assets	13,844	2,156
Total Assets	$4,508,764	$992,929
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$60,494	$34,614
Accrued compensation	17,387	11,123
Income tax payable	1,645	2,126
Accrued interest	3,438	—
Deferred revenue	6,765	5,460
Other accruals	17,426	24,521
Total Current Liabilities	107,155	77,844
Deferred Income Tax Liability	362,630	17,011
Non-current debt	884,701	—
Other non-current liabilities	28,723	10,700
Total Liabilities	1,383,209	105,555
Commitments and Contingencies (note 12)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,220,821 and 107,801,094 shares issued and outstanding at February 28, 2023 and May 31, 2022, respectively	34,595	17,248
Additional paid-in capital	2,564,713	309,984
Accumulated other comprehensive loss	(33,222)	(27,769)
Retained earnings	559,469	587,911
Total Stockholders’ Equity	3,125,555	887,374
Total Liabilities and Stockholders’ Equity	$4,508,764	$992,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022
Revenues
Product revenues	$190,688	$101,566	$500,797	$311,701
Service revenues	27,567	26,678	79,840	75,365
Total Revenues	218,255	128,244	580,637	387,066
Cost of Revenues
Cost of product revenues	94,377	56,550	252,348	167,650
Cost of service revenues	15,914	14,282	45,516	41,402
Total Cost of Revenues	110,291	70,832	297,864	209,052
Gross Margin	107,964	57,412	282,773	178,014
Operating Expenses
Sales and marketing	38,598	21,477	98,329	63,220
General and administrative	46,424	24,997	151,369	60,985
Research and development	7,258	4,561	18,985	13,218
Total Operating Expenses	92,280	51,035	268,683	137,423
Operating Income	15,684	6,377	14,090	40,591
Other (Expense) Income
Interest income	640	349	2,163	804
Interest expense	(17,460)	(35)	(38,007)	(63)
Other expense	(1,124)	(48)	(7,938)	(34)
Total Other (Expense) Income	(17,944)	266	(43,782)	707
(Loss) Income Before Taxes	(2,260)	6,643	(29,692)	41,298
Provision for Income Taxes	(10,450)	1,200	(1,250)	7,950
Net Income (Loss)	$8,190	$5,443	$(28,442)	$33,348
Net Income (Loss) Per Share
Basic	$0.04	$0.05	$(0.16)	$0.31
Diluted	$0.04	$0.05	$(0.16)	$0.31
Weighted Average Shares Outstanding
Basic	216,218	107,818	179,666	107,648
Diluted	216,399	108,133	179,666	108,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022
Net income (loss)	$8,190	$5,443	$(28,442)	$33,348
Foreign currency translations	3,354	2,789	(6,677)	(9,482)
Unrealized gain (loss) on marketable securities, net of tax	944	(993)	674	(1,582)
Unrealized gain on derivative instruments, net of tax	2,978	—	550	—
Total comprehensive income (loss)	$15,466	$7,239	$(33,895)	$22,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation and Subsidiaries

Condensed Consolidated Statements of

Equity (unaudited)

(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2022	107,801	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options and share-based compensation expense	4	1	1,904	—	—	1,905
Issuance of shares under employee stock purchase plan	33	5	862	—	—	867
Net income	—	—	—	—	5,209	5,209
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Balance, August 31, 2022	107,838	$17,254	$312,750	$(39,326)	$593,120	$883,798
Exercise of options and share-based compensation expense	46	7	2,630	—	—	2,637
Issuance of shares for 3M transaction	108,270	17,323	2,245,518			2,262,841
Net loss	—	—	—	—	(41,841)	(41,841)
Other comprehensive loss	—	—	—	(1,172)	—	(1,172)
Balance, November 30, 2022	216,154	$34,584	$2,560,898	$(40,498)	$551,279	$3,106,263
Exercise of options and share-based compensation expense	5	1	2,834	—	—	2,835
Issuance of shares under employee stock purchase plan	62	10	981	—	—	991
Net income	—	—	—	—	8,190	8,190
Other comprehensive income	—	—	—	7,276	—	7,276
Balance, February 28, 2023	216,221	$34,595	$2,564,713	$(33,222)	$559,469	$3,125,555

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2021	107,468	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options and share-based compensation expense	6	1	1,838	—	—	1,839
Issuance of shares under employee stock purchase plan	19	3	896	—	—	899
Net income	—	—	—	—	17,077	17,077
Other comprehensive loss	—	—	—	(4,829)	—	(4,829)
Balance, August 31, 2021	107,493	$17,199	$297,687	$(16,204)	$556,681	$855,363
Exercise of options and share-based compensation expense	275	44	7,272	—	—	7,316
Net income	—	—	—	—	10,828	10,828
Other comprehensive loss	—	—	—	(8,031)	—	(8,031)
Balance, November 30, 2021	107,768	$17,243	$304,959	$(24,235)	$567,509	$865,476
Exercise of options and share-based compensation expense	26	4	1,848	—	—	1,852
Issuance of shares under employee stock purchase plan	24	4	973	—	—	977
Net income	—	—	—	—	5,443	5,443
Other comprehensive income	—	—	—	1,796	—	1,796
Balance, February 28, 2022	107,818	$17,251	$307,780	$(22,439)	$572,952	$875,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended February 28,
	2023	2022
Cash Flows (For) From Operating Activities
Net (Loss) Income	$(28,442)	$33,348
Adjustments to reconcile net (loss) income to net cash (for) from operating activities:
Depreciation and amortization	59,938	17,833
Impairment of discontinued product lines	2,300	—
Loss on sale of minority interest	1,516	—
Deferred income taxes	(5,299)	(720)
Share-based compensation	7,311	5,045
Disposal of property and equipment	(472)	—
Financing fee amortization	1,860	—
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(47,535)	(883)
Inventories	(656)	(11,956)
Prepaid expenses and other current assets	(31,896)	(3,824)
Accounts payable, accruals and other changes	(8,422)	(5,652)
Change in other non-current assets and non-current liabilities	(3,579)	14,457
Interest expense accrual	3,438	—
Net Cash (For) From Operating Activities	(49,938)	47,648
Cash Flows From (For) Investing Activities
Purchases of property, equipment and other non-current intangible assets	(40,253)	(11,891)
Proceeds from the sale of marketable securities	233,020	284,367
Purchases of marketable securities	(12,523)	(314,442)
Proceeds from the sale of property and equipment	682	—
Business acquisitions, net of working capital adjustments and cash acquired	13,237	(38,164)
Net Cash From (For) Investing Activities	194,163	(80,130)
Cash Flows (For) From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	943	7,842
Financing fees paid	(19,276)	—
Repayment of debt	(100,000)	—
Net Cash (For) From Financing Activities	(118,333)	7,842
Effect of Foreign Exchange Rates on Cash	(3,231)	(8,083)
Net Increase (Decrease) In Cash and Cash Equivalents	22,661	(32,723)
Cash and Cash Equivalents, Beginning of Period	44,473	75,602
Cash and Cash Equivalents, End of Period	$67,134	$42,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Neogen Corporation and subsidiaries ("Neogen," "we," "our," or the "Company") develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. Our diagnostic test kits are generally easier to use and provide quicker results than conventional diagnostic methods. The majority of the test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology, and advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.

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

MERGER WITH THE FOOD SAFETY BUSINESS OF 3M

On September 1, 2022, the Company completed its merger (the “Merger”) with Garden SpinCo, a newly formed, wholly owned subsidiary of 3M created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), in a Reverse Morris Trust transaction. The purchase price consideration was $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108.3 million shares of Neogen common stock issued on closing. Immediately following the transaction, Garden SpinCo stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock.

Neogen was deemed to be the accounting acquiror of the 3M FSD for accounting purposes under U.S. generally accepted accounting principles.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Neogen Corporation (“Neogen” or the “Company”) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations during the three and nine months ended February 28, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2023. For more complete financial information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive income (loss). Gains or losses from foreign currency transactions are included in other income (expense) on our condensed consolidated statements of income (loss).

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

Leases

We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all our leases are classified as operating leases. The Company recognizes a lease liability in the statement of financial position to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. Right-of-use assets are recorded in Other Assets on our condensed consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on our condensed consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. The right-of-use assets were $5,062,000 and $3,184,000 as of February 28, 2023 and May 31, 2022, respectively. The total current and non-current lease liabilities were $5,112,080 and $3,228,000 as of February 28, 2023 and May 31, 2022, respectively.

Derivatives

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. All derivatives are recognized as assets or liabilities and measured at fair value. For derivatives that are determined to be effective hedges, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at February 28, 2023 or May 31, 2022, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Customer-based intangibles are amortized on either an accelerated or straight-line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight-line basis. Intangibles are generally amortized over 5 to 25 years. We review the carrying amounts of goodwill and other non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.

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

Business Combinations

We utilize the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Neogen’s results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. These amounts are recorded in either other accruals within current liabilities (for expected payments to be made within the next 12 months) or other non-current liabilities (for expected payments to be made after the next 12 months), both on our condensed consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the condensed consolidated statements of income (loss). Contingent consideration payments made soon after the acquisition date are classified as investing activities in the condensed consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the condensed consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

Accounting Pronouncements Recently Adopted

Acquired contract assets and liabilities in a business combination

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022. We adopted this standard in the third quarter of fiscal 2023 and applied the amendment retrospectively to all business combinations in fiscal year 2023. Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. We adopted this standard in the second quarter of fiscal 2023, and now use the Secured Overnight Financing Rate (SOFR). Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

2. CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $67,134,000 and $44,473,000 as of February 28, 2023 and May 31, 2022, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers as of February 28, 2023. Changes in market value are monitored and recorded on a monthly basis. In the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. These securities are classified as available for sale. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions; short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other income on the income statement. Adjustments in the fair value of these assets are recorded in other comprehensive income.

Marketable Securities as of February 28, 2023 and May 31, 2022 are listed below by classification and remaining maturities.

(in thousands)	Maturity	February 28, 2023	May 31, 2022
Commercial Paper & Corporate Bonds	0 - 90 days	$34,443	$106,497
	91 - 180 days	22,322	61,373
	181 days - 1 year	52,462	91,706
	1 - 2 years	6,853	77,002
Total Marketable Securities		$116,080	$336,578

The components of marketable securities, consisting of commercial paper and corporate bonds, as of February 28, 2023 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$118,166	$—	$(2,086)	$116,080

The components of marketable securities, consisting of commercial paper and corporate bonds, as of May 31, 2022 are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$339,540	$7	$(2,969)	$336,578

3. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

(in thousands)	February 28, 2023	May 31, 2022
Raw materials	$73,514	$58,667
Work-in-process	7,054	6,388
Finished and purchased goods	63,295	57,258
	$143,863	$122,313

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

The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense. Revenue is recognized net of any tax collected from customers. The taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. These situations are infrequent, and due to immateriality of the amount, warranty claims are recorded in the period incurred.

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

The Company has no contract assets. Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are recorded within Deferred revenue on the condensed consolidated balance sheets. During the three and nine months ended February 28, 2023, the Company recognized $2.9 million and $8.0 million, respectively of deferred revenue amounts into revenue.

On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M’s Food Safety business. Similar to Neogen, 3M’s former Food Safety business sells diagnostic test kits, dehydrated culture media, and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenue for these products are recognized and invoiced when the product is shipped to the customer. These products are currently manufactured, invoiced, and distributed by 3M on behalf of Neogen under a number of transition service contracts.

The following table presents disaggregated revenue by major product and service categories during the three and nine months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,198	$17,965	$61,236	$59,397
Bacterial & General Sanitation	39,444	11,288	91,293	34,709
Culture Media & Other	77,955	18,145	179,293	56,136
Rodent Control, Insect Control & Disinfectants	9,550	9,577	29,502	25,459
Genomics Services	5,395	5,781	16,204	16,909
	$151,542	$62,756	$377,528	$192,610
Animal Safety
Life Sciences	$1,440	$1,339	$4,456	$4,011
Veterinary Instruments & Disposables	15,428	17,047	46,534	47,956
Animal Care & Other	8,735	9,449	29,830	29,517
Rodent Control, Insect Control & Disinfectants	20,242	18,359	63,121	58,777
Genomics Services	20,868	19,294	59,168	54,195
	66,713	65,488	203,109	194,456
Total Revenues	$218,255	$128,244	$580,637	$387,066

5. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per share follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator for basic and diluted net income (loss) per share:
Net income (loss) attributable to Neogen	$8,190	$5,443	$(28,442)	$33,348
Denominator for basic net income (loss) per share:
Weighted average shares	216,218	107,818	179,666	107,648
Effect of dilutive stock options and RSUs	181	315	—	482
Denominator for diluted net income (loss) per share	216,399	108,133	179,666	108,130
Net income (loss) per share:
Basic	$0.04	$0.05	$(0.16)	$0.31
Diluted	$0.04	$0.05	$(0.16)	$0.31

Note: Due to the net loss during the nine months ended February 28, 2023, the dilutive stock options and RSUs are anti-dilutive.

6. SEGMENT INFORMATION AND GEOGRAPHIC DATA

We have two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. All new product revenues from the merger of the 3M FSD, effective September 1, 2022, are reported through the Food Safety segment. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors. This segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodenticides, disinfectants and insecticides to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Our international operations in the United Kingdom, Mexico, Brazil, China and India originally focused on the Company’s food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment, such as cleaners, disinfectants, rodenticides, insecticides, veterinary instruments and genomics services. These additional products and services are managed and directed by existing Food Safety management and are reported through the Food Safety segment.

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

The accounting policies of each of the segments are the same as those described in Note 1.

Segment information follows:

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended February 28, 2023
Product revenues to external customers	$144,843	$45,845	$—	$190,688
Service revenues to external customers	6,699	20,868	—	27,567
Total revenues to external customers	$151,542	$66,713	$—	$218,255
Operating income (loss)	$11,011	$10,752	$(6,079)	$15,684
Total assets	$3,975,921	$349,628	$183,215	$4,508,764

As of and during the three months ended February 28, 2022
Product revenues to external customers	$55,372	$46,194	$—	$101,566
Service revenues to external customers	7,384	19,294	—	26,678
Total revenues to external customers	$62,756	$65,488	$—	$128,244
Operating income (loss)	$8,191	$10,783	$(12,597)	$6,377
Total assets	$302,605	$298,854	$379,746	$981,205
(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

(in thousands)	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the nine months ended February 28, 2023
Product revenues to external customers	$356,856	$143,941	$—	$500,797
Service revenues to external customers	20,672	59,168	—	79,840
Total revenues to external customers	$377,528	$203,109	$—	$580,637
Operating income (loss)	$41,053	$35,439	$(62,402)	$14,090

As of and during the nine months ended February 28, 2022
Product revenues to external customers	$171,440	$140,261	$—	$311,701
Service revenues to external customers	21,170	54,195	—	75,365
Total revenues to external customers	$192,610	$194,456	$—	$387,066
Operating income (loss)	$29,216	$36,246	$(24,871)	$40,591
(1)
Includes elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Domestic	$109,919	$77,297	$304,974	$231,454
International	108,336	50,947	275,663	155,612
Total revenue	$218,255	$128,244	$580,637	$387,066

7. EQUITY COMPENSATION PLANS

The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key directors, officers and employees of the Company. Incentive and non-qualified options to purchase shares of common stock have been granted under the terms of the 2018 Omnibus Incentive Plan. These options are granted at an exercise price of the closing price of the common stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five, seven or ten years. The company grants restricted stock units (RSUs) under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods. The fair value of the RSUs is determined based on the closing price of the common stock on the date of grant.

During the three and nine months ended February 28, 2023 and 2022, the Company recorded $2,812,000 and $1,607,000, and $7,311,000 and $5,045,000, respectively, of expense related to its share-based awards, recorded in general and administrative expense in the condensed consolidated income statement.

Under the terms of an agreement entered into with 3M as part of the combination of the FSD, the Company issued stock options and RSUs to conveying 3M employees to replace their existing unvested 3M awards under an exchange ratio based on the closing prices of Neogen and 3M common stock on August 31, 2022, the day before the transaction. These substitute options and RSUs retained their original vesting and expiration terms (originally three year vesting and ten year lives). There were a total of 131,746 substitute options and 29,770 substitute RSUs issued during the second quarter to the conveying 3M employees as part of the employee matters agreement. The Company recognized $305,000 and $489,000 in compensation expense, respectively, during the three and nine months ended February 28, 2023 for these awards.

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation.

8. BUSINESS COMBINATIONS

The condensed consolidated statements of income (loss) reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

On September 17, 2021, the Company acquired all of the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provides entry into the retail parasiticide market and enhances the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17.9 million paid at closing. There is also the potential for performance milestone payments to the former owners of up to $6.5 million and the Company could incur up to $14.5 million in future royalty payments. Upon revaluation of the contingent liability at February 28, 2023, the Company recognized a gain of $300,000 on the performance milestone liability, recorded within other income. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.

On November 30, 2021, the Company acquired all of the stock of Delf (U.K.) Ltd., a United Kingdom-based manufacturer and supplier of animal hygiene and industrial cleaning products, and Abbott Analytical Ltd., a related service provider. This acquisition expanded the Company’s line of dairy hygiene products and will enhance our cleaner and disinfectant product portfolio. Consideration for the purchase was net cash of $9.5 million paid at closing. The companies continue to operate from their current location in Liverpool, England, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation.

On December 9, 2021, the Company acquired all of the stock of Genetic Veterinary Sciences, Inc., a companion animal genetic testing business providing genetic information for dogs, cats and birds to animal owners, breeders and veterinarians. This acquisition will further expand the Company’s presence in the companion animal market. Consideration for the purchase was $11.3 million in net cash. The business is operated from its current location in Spokane, Washington, reporting within the Animal Safety segment. Since completion of initial estimates in the second quarter of fiscal year 2022, the Company has recorded insignificant measurement period adjustments, which resulted in a decrease to the base purchase price.

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

On February 10, 2023, Neogen acquired certain assets as part of an asset purchase agreement with Corvium, Inc., a partner and supplier within the Company's software analytics platform. This acquisition, which primarily includes the software technology, advances the Company's food safety data analytics strategy. The purchase price consideration was $24.1 million, which included certain amounts for litigation and indemnity escrow. There is also the potential for performance milestone payments based on the successful implementation of the software service at customer sites and sale of licenses. As a result, the Company has recorded contingent liabilities as part of the opening balance sheet within Other accruals and Other non-current liabilities, as shown below. As of February 28, 2023, the Company has recorded a preliminary allocation of the purchase consideration to assets acquired and liabilities assumed based on initial fair value estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. Goodwill, which is fully deductible for tax purposes, includes value associated with profits earned from data management solutions that can be offered to existing customers and the expertise and reputation of the assembled workforce and developed software technology. These values are Level 3 fair value measurements. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations prior to receiving a third-party assessment, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

Due to the Company's acquisition of Corvium, Inc., it recorded a loss of $1.5 million in the third quarter on dissolution of its minority interest in that company.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Prepaids and other current assets	$101
Property, plant and equipment	13
Intangible assets	14,000
Deferred revenue	(1,827)
Other accruals	(1,000)
Adjustment of annual license prepaid	(419)
Other non-current liabilities	(1,000)
Total identifiable assets and liabilities acquired	9,868
Goodwill	14,199
Total purchase consideration	$24,067

For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

3M Food Safety transaction

On September 1, 2022, Neogen, 3M Company (“3M”), and Garden SpinCo Corporation (“Garden SpinCo”), a newly formed, wholly owned subsidiary of 3M created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), closed on the transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Garden SpinCo became a wholly owned subsidiary of Neogen (“FSD transaction”). Following the FSD transaction, pre-merger Garden SpinCo stockholders own, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

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

The purchase price consideration for the 3M FSD was $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108,269,946 shares of Neogen common stock issued on closing with a fair value of $2.2 billion and cash consideration of $1 billion, funded by the additional financing secured by the Company. See Note 10 for further detail on the debt incurred.

During the three months ended February 28, 2023, the Company recorded adjustments to its preliminary allocation of the purchase consideration to assets acquired and liabilities assumed based on initial fair value estimates and is subject to continuing management analysis, with assistance from third party valuation advisors. In the third quarter of fiscal 2023, net working capital adjustments resulted in changes to the inventories acquired and valuations of property, plant and equipment resulted in recognizing the fair value of assets acquired. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $1.98 billion was recorded as goodwill, of which $1.92 billion is not deductible for tax purposes. Goodwill, which increased in the third quarter of fiscal 2023 based on an updated purchase consideration, includes value associated with profits earned from market and expansion capabilities, expected synergies from integration and streamlining operational activities, the expertise and reputation of the assembled workforce and other intangible assets that do not qualify for separate recognition. These values are Level 3 fair value measurements.

The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories and property, plant and equipment, as well as deferred income tax liabilities. The fair values of the assets acquired and liabilities assumed are based on our preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, we will continue to evaluate available information prior to finalization of the amounts.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$319
Inventories	18,403
Other current assets	14,855
Property, plant and equipment	25,721
Intangible assets	1,560,000
Right of use asset	882
Lease liability	(885)
Deferred tax liabilities	(355,347)
Other liabilities	(3,585)
Total identifiable assets and liabilities acquired	1,260,363
Goodwill	1,978,149
Total purchase consideration	$3,238,512

The following table summarizes the intangible assets acquired and the useful life of these assets.

(in thousands)	Fair Value	Useful Life in Years
Trade Names and Trademarks	$110,000	25
Developed Technology	280,000	15
Customer Relationships	1,170,000	20
Total intangible assets acquired	$1,560,000

During the three and nine months ended February 28, 2023, transaction fees and integration expenses of $2.8 million and $55.6 million, respectively, were expensed. In the three and nine months ended February 28, 2022, acquisition related costs of $10.6 million and $19.9 million were expensed, respectively. These costs are included in general and administrative expenses in the Company’s condensed consolidated statements of income (loss).

The operating results of the FSD have been included in the Company’s condensed consolidated statements of income (loss) since the acquisition date. In the third quarter of fiscal 2023, the FSD’s total revenue was $87.0 million and operating income was approximately $3.3 million. The operating income includes $2.8 million of transaction fees and integration expenses, $20.3 million of amortization expense for acquired intangible assets and a $614,000 credit to cost of goods sold related to an adjustment to the step up to fair value on acquired inventory.

The following table presents pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2021 and had been combined with the results reported in our condensed consolidated statements of income (loss) for all periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, unaudited)	2023	2022	2023	2022
Net sales	$218,300	$219,900	$675,600	$668,100
Operating Income (loss)	$15,700	$(17,000)	$(5,400)	$(10,900)

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

In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. 3M periodically remits amounts charged to customers on our behalf and charges us for the associated cost of goods sold and transition service fees. As of February 28, 2023, a net receivable from 3M of $42.9 million was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

9. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill by reportable segment:

(in thousands)	Food Safety	Animal Safety	Total
May 31, 2022	$67,558	$75,146	$142,704
Acquisitions(1)	1,989,270	6,754	1,996,024
Impairment (2)	(1,300)	—	(1,300)
Foreign currency translation and other	(1,984)	(326)	(2,310)
February 28, 2023	$2,053,544	$81,574	$2,135,118

(1)
Animal Safety acquisitions represents portion of 3M Food Safety transaction recorded at Neogen Australasia.
(2)
Impairment during the nine months ended February 28, 2023 relates to discontinued product lines. The amount was determined based on a relative fair value basis of the product lines compared to the overall reporting unit.

As of February 28, 2023, non-amortizable intangible assets included licenses of $569,000, trademarks of $12,459,000 and other intangibles of $1,224,000. During the three and nine months ended February 28, 2023, the Company recorded an impairment of $1.0 million to its non-amortizable trademarks related to discontinued product lines.

As of May 31, 2022, non-amortizable intangible assets included licenses of $569,000, trademarks of $13,604,000 and other intangibles of $1,224,000.

Amortizable intangible assets consisted of the following and are included in customer-based intangibles and other non-current assets within the condensed consolidated balance sheets:

(in thousands)	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$17,401	$6,952	$10,449
Covenants not to compete	782	716	66
Patents	8,670	5,045	3,625
Customer relationships	1,245,875	65,764	1,180,111
Trade names and trademarks	111,167	2,453	108,714
Developed technology	311,350	13,198	298,152
Other product and service-related intangibles	27,530	8,418	19,112
February 28, 2023	$1,722,775	$102,546	$1,620,229

Licenses	$17,109	$5,682	$11,427
Covenants not to compete	846	671	175
Patents	8,347	4,583	3,764
Customer relationships	75,000	33,662	41,338
Trade names and trademarks	1,180	167	1,013
Developed technology	17,741	6,124	11,617
Other product and service-related intangibles	27,299	4,527	22,772
May 31, 2022	$147,522	$55,416	$92,106

Amortization expense relating to definite-lived intangible assets was $22.9 million and $2.6 million during the three months ended February 28, 2023 and 2022, respectively, and $48.0 million and $7.3 million during the nine months ended February 28, 2023 and 2022, respectively.

The estimated amortization expense for each of the five succeeding fiscal years is as follows: $23.1 million remaining in 2023, $91.8 million in 2024, $91.3 million in 2025, $91.2 million in 2026 and $90.7 million in 2027 and $1.23 billion thereafter.

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

The weighted average remaining amortization period for intangibles was 18 years as of February 28, 2023 and eight years as of May 31, 2022.

10. LONG TERM DEBT

The Company’s long-term debt consists of the following:

(in thousands)	February 28, 2023
Term Loan	$550,000
Senior Notes	350,000
Total long-term debt	900,000
Less: Unamortized debt issuance costs	(15,299)
Total non-current debt, net	$884,701

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

As of May 31, 2022, the Company had no outstanding debt. In connection with the acquisition of 3M’s Food Safety business as described more fully in Note 8, Neogen incurred financing through Garden SpinCo as follows:

Credit Facilities

On June 30, 2022, Garden SpinCo entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150 million (collectively, the “Credit Facilities”) to fund the 3M Food Safety transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the 3M Food Safety transaction on September 1, 2022 while the revolving facility remained undrawn and continues to be undrawn as of February 28, 2023.

The Credit Facilities bear interest based on the term SOFR plus an applicable margin between a range of 150 to 225 basis points determined for each interest period and paid monthly. During the three and nine months ended February 28, 2023, the interest rates ranged from 6.48% to 6.66% per annum and 4.80% to 6.66% per annum, respectively. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments. In November 2022, the Company entered into an interest rate swap agreement, whereby interest on $250 million of the total $550 million principal balance is paid at a fixed rate. See Note 13. "Derivatives" for further detail on the swap agreement.

The term loan facility contains an optional prepayment feature at the discretion of the Company. The Company determined that the prepayment feature did not meet the definition of an embedded derivative and does not require bifurcation from the host liability and, accordingly, has accounted for the entire instrument at amortized cost. In accordance with the prepayment feature, the Company paid $60 million of the term loan facility’s principal in September 2022 and an additional $40 million of the term loan facility's principal in December 2022, in order to decrease the outstanding debt balance.

The Company can draw any amount under the revolving facility up to the $150 million limit, with the amount to be repaid on the termination date of the revolving commitments. Debt issuance costs of $2.4 million were incurred related to the revolving facility. These costs are being amortized as interest expense in the condensed consolidated statements of income (loss) over the contractual life of the revolving facility using the straight line method. Amortization of the deferred debt issuance costs for the revolving facility was $122,000 and $244,000 during the three and nine months ended February 28, 2023, respectively. Debt issuance costs of $489,000 were recorded in Prepaid expenses and other current assets and $1.6 million were recorded in Other non-current assets on the condensed consolidated balance sheet as of February 28, 2023. The Company must pay an annual commitment fee ranging from 0.20% and 0.35% on the unused portion of the Revolving Credit Facility, paid quarterly. As of February 28, 2023, the commitment fee was 0.35% and $131,000 and $356,000 was recorded as interest expense in the condensed consolidated statements of income (loss) during the three and nine months ended February 28, 2023, respectively.

There was no accrued interest payable on the term loan as of February 28, 2023. The Company incurred $10.2 million in total debt issuance costs on the term loan which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight line method. The amortization of deferred debt issuance costs of $529,000 and $1.1 million and interest expense of $9.1 million and $17.4 million (excluding swap credit of $136,000) for the term loan was included in the condensed consolidated statements of income (loss) during the three and nine months ended February 28, 2023, respectively.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of February 28, 2023, the Company was in compliance with its debt covenants.

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

Total accrued interest on the Notes was $3.4 million as of February 28, 2023 based on the stated interest rate of 8.625% and included in current liabilities on the condensed consolidated balance sheets. The Company incurred total debt issuance costs of $6.7 million which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight line method. During the three and nine months ended February 28, 2023, the Company recorded $7.8 million and $19.1 million of interest expense for the Notes in the condensed consolidated statements of income (loss), of which $209,000 and $557,000 related to the amortization of deferred debt issuance costs, respectively.

There are no required principal payments through fiscal year 2026, due to $100 million in prepayments made in fiscal 2023.The expected maturities associated with the Company’s outstanding debt as of February 28, 2023, were as follows:

(in thousands)	Amount
Fiscal Year
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	34,063
Thereafter	865,937
Total	$900,000

11. INCOME TAXES

Income tax benefit was $10.5 million during the three months ended February 28, 2023, and income tax expense was $1.2 million during the three months ended February 28, 2022. Income tax benefit was $1.3 million during the nine months ended February 28, 2023 and income tax expense was $8.0 million during the nine months ended February 28, 2022. Income tax benefit in the third quarter of fiscal 2023 is primarily related to a decrease in pre-tax income used to calculate the annualized effective tax rate. The net income tax benefit amount also includes approximately $1.1 million of expense related to non-deductible transaction costs associated with the 3M Food Safety transaction.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 28, 2023 and May 31, 2022 are $1.5 million and $808,000, respectively. The increase in unrecognized tax benefits is primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual remediation costs, which have ranged from $38,000 to $131,000 per year over the past five years. The Company’s estimated remaining liability for these costs are $916,000 as of both February 28, 2023 and May 31, 2022, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has undertaken a pilot study in which chemical reagents were injected into the ground in an attempt to reduce on-site contamination. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100,000 as a current liability as of February 28, 2023, and the remaining $816,000 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

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

In addition to responding to the administrative subpoena, the Company has implemented additional compliance measures to prevent inadvertent dealings with restricted countries or parties. These measures will further enhance the Company’s international trade compliance program, which is designed to assure that the Company does not conduct business directly or indirectly with any countries or parties subject to U.S. economic sanctions and export control laws. Although it is too early to predict what action, if any, that OFAC will take, the Company does not currently have any reason to believe that OFAC’s pending investigation will have a material impact on its operations, the results of operations for any future period, or its overall financial condition. In fiscal 2020, the Company took a charge to Other expense and recorded a reserve of $600,000 to provide for potential fines or penalties on this matter. At this time, the Company believes that it is adequately reserved for this issue.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

13. DERIVATIVES

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. We do not use financial instruments for trading or speculative purposes.

Derivatives Not Designated as Hedging Instruments

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and have entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our condensed consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in other income in our condensed consolidated statements of income (loss). The notional amount of forward contracts in place was $18.5 million and $4.4 million as of February 28, 2023 and May 31, 2022, respectively, and consisted of hedges of transactions up to April 2023.

(in thousands)
Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 28, 2023	May 31, 2022
Foreign currency forward contracts, net	Other accruals	$162	$(78)

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of income (loss) were as follows:

		Three months ended
(in thousands) Derivatives Not Designated as Hedging Instruments	Location in statements of income (loss)	February 28, 2023	February 28, 2022
Foreign currency forward contracts	Other (expense) income	$(1,564)	$(363)

		Nine months ended
(in thousands) Derivatives Not Designated as Hedging Instruments	Location in statements of income (loss)	February 28, 2023	February 28, 2022
Foreign currency forward contracts	Other (expense) income	$(9,812)	$648

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with an initial $250 million notional value, which is designated as a cash flow hedge. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 6.215% (4.215% rate and 2.00% margin) and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of February 28, 2023 was $714,000.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

(in thousands) Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 28, 2023	May 31, 2022
Interest rate swaps – current	Other current assets	$2,689	$-
Interest rate swaps – non-current	Other non-current liabilities	(1,975)	-

The following table summarizes the other comprehensive income (loss) before reclassifications of pre-tax derivative gains and losses:

(in thousands)	Other Comprehensive Income Before Reclassifications During
	Three months ended		Nine months ended
Derivatives Designated as Hedging Instruments	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Interest rate swaps	$3,083	$—	$655	$—

The following table summarizes the reclassification of pre-tax derivative gains and losses into net income from accumulated other comprehensive income (loss):

(in thousands)		Gain (Loss) Reclassified During
		Three months ended		Nine months ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Reclassified	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Interest rate swaps	Interest expense	$105	$—	$105	$—

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors, including competition, recruitment including circumstances beyond our control at our transition manufacturing partner, retention and dependence on key employees, impact of weather on agriculture and food production, effects of the ongoing COVID-19 pandemic on our business, global business disruption caused by the Russia invasion in Ukraine and related sanctions, identification and integration of acquisitions, research and development risks, patent and trade secret protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

TRENDS AND UNCERTAINTIES

During fiscal 2022 and throughout the nine months ended February 28, 2023, we experienced higher than normal input cost inflation, including increases in transportation, supply chain and labor costs, that have negatively impacted operating results. International freight costs, particularly for containers originating in Asia with an ultimate destination in the United States, have eased during fiscal 2023, in some instances returning to pre-pandemic levels. Pricing actions taken during fiscal 2022 and the nine months ended February 28, 2023 mitigated some, but not all of the inflationary pressures. Ongoing inflation may also have an impact on our customer’s purchasing decisions and order patterns. We estimate inflation will continue to affect us in the remainder of fiscal 2023, although at this time, it is impracticable to quantify the impact.

Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. Our European operations and customer base have been adversely impacted by the conflict. However, as the conflict continues or worsens, it may further impact our business, financial condition or results of operations during the remainder of fiscal 2023.

As we continue to monitor the ongoing COVID-19 pandemic, our top priority remains protecting the health and safety of our employees, their families and those in our communities. Safety guidelines and procedures are in place for on-site employees and these policies are regularly monitored and updated by our internal Emergency Response Team.

COVID-19 continues to impact our business operations and financial results. A number of our product lines have been negatively impacted due to decreased demand in our customers’ businesses around the world. Many of our markets have recovered or are recovering, but the pandemic has continued to adversely impact our customers and ultimately, our revenues. We have also experienced supply chain difficulties directly related to COVID, including vendor disruptions, border closures, shipping issues and significantly increased shipping costs, labor shortages and higher labor costs, as we have had to use staffing agencies and increase our base pay in a number of areas of the Company to fill open positions and to cover for COVID-related absences.

Overall, the impact of COVID-19 remains uncertain and ultimately depends on the continued duration and severity of the pandemic. We continue to evaluate the nature and extent to which COVID-19 has impacted our business, including supply chain, labor availability and attrition, consolidated results of operations, financial condition, and liquidity. We expect it to continue to impact us through at least the end of our fiscal year ending May 31, 2023.

Executive Overview

	Three Months Ended February 28,			Nine Months Ended February 28,
(in thousands)	2023	2022	%	2023	2022	%
Consolidated
Revenues	$218,255	$128,244	70%	$580,637	$387,066	50%
Core Sales Growth			4%			5%
Food Safety
Revenues	$151,542	$62,756	141%	$377,528	$192,610	96%
Core Sales Growth			6%			6%
Animal Safety
Revenues	$66,713	$65,488	2%	$203,109	$194,456	4%
Core Sales Growth			2%			3%

% of International Sales	50%	40%		47%	40%
Effective Tax Rate	N/A	18.1%		4.2%	19.3%
Net Income (Loss)	$8,190	$5,443	50%	$(28,442)	$33,348	(185)%
Per Diluted Share	0.04	0.05		(0.16)	0.31
EBITDA*	42,031	12,651	232%	66,090	58,390	13%
Adjusted EBITDA*	51,271	24,853	106%	142,341	83,343	71%
Adjusted Net Income*	26,529	16,237	63%	75,446	56,860	33%
Cash (for) from Operations				(49,938)	47,648

* Refer to non-GAAP financial measures section in this document.

•
Food Safety core year to date sales exclude revenues from the acquisitions of FSD (September 2022), Thai-Neo Biotech (July 2022) and Delf/Abbott Analytical (November 2021) and also excludes the change in currency rates. Food Safety core quarter to date sales exclude revenues from the acquisitions of FSD (September 2022) and Thai-Neo Biotech (July 2022) and also excludes the change in currency rates.
•
Food Safety revenues include $87.0 million and $179.7 million from 3M FSD, which we combined with on September 1, 2022, during the three and nine months ended February 28, 2023, respectively. All of the global revenue from this business is reported within the Food Safety segment.
•
Animal Safety core sales year to date exclude revenues from the acquisitions of CAPInnoVet (September 2021) and Genetic Veterinary Sciences (December 2021) and also excludes the change in currency rates.

International sales increased 113% and 77% during the three and nine months ended February 28, 2023 compared to the same respective periods in the prior year. Revenues from FSD drove the international sales increase. During the three and nine months ended February 28, 2023, 69% and 67% of FSD revenues, respectively, were international sales, compared to Neogen’s historical average of 40%.

International core growth, which excludes revenues from FSD, Delf, Genetic Veterinary Sciences and Thai-Neo, and considers a neutral currency impact, was 9% and 7% during the three and nine months ended February 28, 2023, respectively. The negative impact of currency, primarily from the stronger U.S. dollar against the pound, Chinese yuan and Australian dollar for each comparative period, was $2.4 million in the third quarter and $11.2 million year to date. Revenue changes, expressed in percentages, during the three and nine months ended February 28, 2023 compared to the same period in the prior year are as follows for the legacy business at each of our international locations:

	Three Months Ended February 28, 2023		Nine Months Ended February 28, 2023
	Revenue % Inc (Dec) USD	Revenue % Inc (Dec) Local Currency	Revenue % Inc (Dec) USD	Revenue % Inc (Dec) Local Currency
U.K. Operations (including Neogen Italia)	(4)%	7%	(3)%	12%
Megazyme	(6)%	0%	(9)%	3%
Brazil Operations	12%	7%	16%	13%
Neogen Latinoamerica	8%	0%	10%	6%
Neogen Argentina	(32)%	18%	9%	61%
Neogen Uruguay	(15)%	(24)%	(9)%	(16)%
Neogen Chile	19%	20%	6%	19%
Neogen China	(29)%	(23)%	(19)%	(13)%
Neogen India	(25)%	(17)%	(1)%	7%
Neogen Canada	(2)%	4%	(2)%	4%
Neogen Australasia	12%	17%	(1)%	7%

In local currency, combined revenues at our U.K. operations increased 7% and 12% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. Excluding the December 2021 acquisition of Delf (UK), sales at our U.K. operations in local currency increased 7% during the nine months ended February 28, 2023. In local currency, sales of food quality products at Megazyme, located in Ireland, were flat for the three months ended February 28, 2023 and increased 3% during the nine months ended February 28, 2023.

Brazil revenues increased 7% and 13% in local currency during the three and nine months ended February 28, 2023, respectively. These increases were driven by strong sales of the company’s natural toxin test kits, including tests to detect aflatoxin in corn, as well as increases in veterinary instruments, insect and rodent controls products, and genomics testing.

In local currency, Neogen Latinoamerica revenues were flat for the three months ended February 28, 2023 and increased 6% for the nine months ended February 28, 2023. Increases in the company’s diagnostic testing portfolio and culture media, were offset by lower cleaner and disinfectant sales, due to order timing from a large distributor.

Neogen China revenues decreased 23% and 13% in local currency during the three and nine months ended February 28, 2023, respectively. The first and second quarters in fiscal 2023 were negatively impacted by COVID-19 lockdowns. As the Chinese government lifted COVID restrictions early in our third fiscal quarter, business was adversely impacted by staffing shortages throughout the country as a high percentage of individuals contracted COVID.

Revenues at Neogen’s Australasia operations increased 17% and 7% during the three and nine months ended February 28, 2023, respectively, led by increased sales of bovine genomic services.

Service revenue, which includes genomics testing and other laboratory services, was $27.6 million in the third quarter of fiscal 2023, an increase of 3% over the prior year third quarter revenues of $26.7 million.

During the nine months ended February 28, 2023, service revenue was $79.8 million, an increase of 6% over prior year revenues of $75.4 million. The increase was primarily driven by growth in the beef markets in the U.S. and Brazil for genomics testing our and strong sales of Neogen Analytics software as a service (SaaS) product. These were partially offset by ongoing COVID-related shutdowns in China, lower genomics sales to the porcine market, as a significant customer shifted to a lower-cost competitor, and a difficult comparison due to a large domestic research project recorded in the prior year which did not repeat.

Revenues

	Three Months Ended February 28,
(in thousands)	2023	2022	Increase/(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$19,198	$17,965	$1,233	7%
Bacterial & General Sanitation	39,444	11,288	28,156	249%
Culture Media & Other	77,955	18,145	59,810	330%
Rodent Control, Insect Control & Disinfectants	9,550	9,577	(27)	(0)%
Genomics Services	5,395	5,781	(386)	(7)%
	151,542	62,756	88,786	141%
Animal Safety
Life Sciences	$1,440	$1,339	$101	8%
Veterinary Instruments & Disposables	15,428	17,047	(1,619)	(9)%
Animal Care & Other	8,735	9,449	(714)	(8)%
Rodent Control, Insect Control & Disinfectants	20,242	18,359	1,883	10%
Genomics Services	20,868	19,294	1,574	8%
	66,713	65,488	1,225	2%
Total Revenues	$218,255	$128,244	$90,011	70%

	Nine Months Ended February 28,
(in thousands)	2023	2022	Increase/(Decrease)%
Food Safety
Natural Toxins, Allergens & Drug Residues	$61,236	$59,397	$1,839	3%
Bacterial & General Sanitation	91,293	34,709	56,584	163%
Culture Media & Other	179,293	56,136	123,157	219%
Rodent Control, Insect Control & Disinfectants	29,502	25,459	4,043	16%
Genomics Services	16,204	16,909	(705)	(4)%
	377,528	192,610	184,918	96%
Animal Safety
Life Sciences	$4,456	$4,011	$445	11%
Veterinary Instruments & Disposables	46,534	47,956	(1,422)	(3)%
Animal Care & Other	29,830	29,517	313	1%
Rodent Control, Insect Control & Disinfectants	63,121	58,777	4,344	7%
Genomics Services	59,168	54,195	4,973	9%
	203,109	194,456	8,653	4%
Total Revenues	$580,637	$387,066	$193,571	50%

Food Safety

3M’s former Food Safety business (“FSD”), which combined with Neogen on September 1, 2022, consists of five major product lines: indicator organisms (Petrifilm), general sanitation, sample handling, pathogen detection test kits and allergen test kits. All of the global FSD business is reported in Neogen’s Food Safety segment.

Natural Toxins, Allergens & Drug Residues – Sales in this category increased 7% and 3% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. Excluding sales of the acquired allergen product line from 3M, sales in this category decreased 3% in both the third quarter and year to date, primarily due to a significant decline in sales of drug residue test kits to international dairy markets as this product line was discontinued. Sales of natural toxin detection kits increased 10% during the quarter and increased 6% year to date. The increases for both periods were due to strength in aflatoxin test kits resulting from outbreaks in international grain harvests. Sales of our legacy allergen test kits declined in both the third quarter and year to date periods, caused by softening market conditions and supply disruptions for certain manufactured products.

Bacterial & General Sanitation – Revenues in this category increased 249% and 163% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. Excluding the contribution of the Cleantrace line of general sanitation products and the pathogen test kit product line, both acquired from 3M, organic sales in this category increased 1% in the third quarter and decreased 1% in the year to date periods. In the third quarter, a strong increase in sales of our Soleris line of spoilage detection products was partially offset by a decrease in sales of our AccuPoint line of general sanitation products, primarily caused by supply disruptions.

Culture Media & Other – Sales in this category increased 330% and 219% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. Excluding sales of the Petrifilm indicator organism and sample handling product lines acquired from 3M, sales rose 14% in the third quarter and increased 7% year to date. The increase in the third quarter was primarily due to a large sale of custom culture media. Additionally, sales of our Neogen Analytics software as a service platform increased significantly, with approximately 200 sites now on contract. Decreased sales of food quality test kits that were negatively impacted by lower volumes and currency partially offset the growth in this category.

Rodent Control, Insect Control & Disinfectants – Revenues in this category were flat for the three months ended February 28, 2023 and increased 16% during the nine months ended February 28, 2023 compared to the same periods in the prior year. The increase for the year to date was due to a large insect control order to a government agency in Brazil and ongoing strength in cleaner and disinfectant revenues in China.

Genomics Services – Sales of genomics services sold through our international Food Safety operations decreased 7% and 4% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. For each comparative period, unfavorable currency comparisons in the U.K. and COVID-related lab closures in China offset increased beef genomics testing business in Brazil.

Animal Safety

Life Sciences – Sales in this category increased 8% and 11% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. The increase for both comparative periods was due to higher demand from customers purchasing substrates and reagents used in clinical diagnostic test kits, and increased demand from forensic toxicology lab customers due to their higher testing volumes.

Veterinary Instruments & Disposables – Revenues in this category decreased 9% and 3% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. In the third quarter of the prior fiscal year, sales in this category rose 38% due to new business earned with a large retail customer. Year to date, veterinary instrument sales were down slightly, due to a difficult prior year comparison.

Animal Care & Other – Sales of these products decreased 8% during the three months ended February 28, 2023 and increased 1% during the nine months ended February 28, 2023 compared to the same periods in the prior year. Within this category, sales of animal care products declined 8% in the third quarter, as lower sales of antibiotics and vitamin injectables were only partially offset by increases in small animal supplements and wound care products.

Rodent Control, Insect Control & Disinfectants – Revenues increased 10% and 7% for the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. In the third quarter, sales of insecticides increased 37%, with new business earned in the animal protein market. Rodenticide sales increased 4% and cleaner and disinfectant sales declined 3%. Year to date, increases in cleaners and disinfectants and insect control product lines were partially offset by a 2% decline in sales of rodent control products in the first half of fiscal 2023.

Genomics Services – Sales in this category increased 8% and 9% during the three and nine months ended February 28, 2023, respectively, compared to the same periods in the prior year. For both comparative periods, testing increases in the beef market were partially offset by lower sample volumes from a large customer in the porcine market and unfavorable currency comparisons in Australia.

Gross Margin

Gross margin, expressed as a percentage of sales, was 49.5% in the third quarter of fiscal 2023 compared to 44.8% in the prior year comparable period. The increase was primarily due to the incremental revenues from the FSD merger, which generated gross margin higher than the legacy company average margin. The legacy Neogen Food Safety business recorded a gross margin improvement of 20 basis points compared to the same quarter a year ago, while Animal Safety gross margins increased 220 basis points. These increases were driven primarily by pricing actions executed within the past 12 months. Within each segment, increased raw material costs continued to pressure gross margins in certain product lines. However, freight costs declined significantly during the comparative period particularly benefitting the Animal Safety segment, although they remained higher in some areas than pre-pandemic levels. Year to date, gross margin was 48.7% compared to 46.0% in the prior year, driven primarily by higher gross margins from the acquired FSD product lines, and pricing actions executed in the prior 12 to 18 months in the legacy Neogen Food and Animal Safety product lines.

Operating Expenses

Operating expenses were $92.3 million in the third quarter of fiscal 2023, compared to $51.0 million in the same quarter of the prior year. During the nine months ended February 28, 2023, operating expenses were $268.7 million, compared to $137.4 million in the same period in the prior year. For each comparative period, the increase was primarily the result of legal, consulting and other expenses related to the FSD transaction and ongoing expenses resulting from the conveying employees and the amortization of intangible assets acquired in the transaction.

Sales and marketing expenses were $38.6 million in the third quarter of fiscal 2023, compared to $21.5 million in the same quarter of the prior year. The increase in expense was due primarily to $14.8 million in costs incurred for the FSD business, primarily consisting of compensation and related expenses for conveying FSD sales and marketing team, and the charges for transition services provided by 3M. These invoicing and distribution services will be provided under contract for a period of up to 18 months, concluding on March 1, 2024. The remainder of the increase during the quarter was due primarily to higher personnel related spending in the legacy business, the result of headcount additions and compensation increases. In addition, travel, trade shows and other customer facing activities have continued to increase with the easing of COVID-19 restrictions and greater willingness by customers to interact. Year to date, sales and marketing expenses were $98.3 million, compared to $63.2 million in the same period in the prior year. The increase was driven by $27.7 million in absorbed expenses from personnel conveying in the FSD transaction, higher personnel related expenses in the legacy business, and increased travel, trade shows and other customer facing activities.

General and administrative expenses were $46.4 million in the third quarter of fiscal 2023, compared to $25.0 million in the same quarter of the prior year. The current quarter included $2.3 million of goodwill and intangible asset impairment related to certain discontinued product lines and $20.3 million in amortization for intangible assets acquired in our combination with the 3M FSD, which closed on September 1, 2022. Remaining increases for the quarter were primarily the result of additional personnel hired to accommodate the increased size and complexity of the organization, compensation increases across the organization, the issuance of share based compensation grants, software license fees and other information technology infrastructure investments. These increases were partially offset by a $9.6 million decrease in legal, professional, and consulting fees. Year to date, general and administrative expenses were $151.4 million in fiscal 2023, compared to $61.0 million in the comparable prior period. Fiscal year 2023 included $55.8 million in transaction fees and integration expenses resulting from the combination with the 3M FSD and other acquisitions and $40.6 million in amortization of intangibles acquired in the FSD merger. For the comparative period in fiscal year 2022, transaction costs were $19.9 million.

Research and development expense was $7.3 million in the third quarter of fiscal 2023, compared to $4.6 million in the same quarter of the prior year. The increase was primarily the result of $3.2 million of cost associated with the conveying FSD employees. Year to date, research and development expenses were $19.0 million, compared to $13.2 million in the same period in the prior year. The year to date increase is primarily driven by $5.2 million of expense for conveying FSD personnel and testing and validation costs for new commercial products in the Animal Safety segment.

Operating Income

Operating income was $15.7 million in the third quarter of fiscal 2023, compared to operating income of $6.4 million in the prior year comparable period. Year to date, operating income was $14.1 million compared to operating income of $40.6 million in the prior year. Expressed as a percentage of sales, operating income was 7.2% during the third quarter and 2.4% year to date, compared to operating income of 5.0% and 10.5%, respectively, for the same periods in the prior year. Year to date operating income, both in dollars and expressed as a percentage of sales, declined compared to the prior year comparative period primarily due to transaction costs resulting from the FSD merger, amortization of the intangible assets acquired, and impairment costs related to discontinued product lines.

Other (Expense)/Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$640	$349	$2,163	$804
Interest expense	(17,460)	(35)	(38,007)	(63)
Foreign currency transactions	243	(185)	(6,287)	(170)
Loss on sale of minority interest	(1,516)	-	(1,516)	-
Contingent consideration adjustments	300	-	300	(135)
Other	(151)	137	(435)	271
Total Other (Expense) Income	$(17,944)	$266	$(43,782)	$707

The net interest expense recorded during the three and nine months ended February 28, 2023 was the result of debt incurred to fund the 3M FSD transaction. In fiscal 2022, the Company had no debt outstanding, and interest income relates to earnings on our marketable securities portfolio. Higher yields on the portfolio were partially offset by lower balances. Other expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate. The increase in expense during the nine months ended February 28, 2023 was due to U.S. dollar denominated intercompany loans incurred in our international subsidiaries as the result of the FSD transaction on September 1, 2022. Due to our acquisition of Corvium, Inc., we recorded a loss of $1.5 million in the third quarter on dissolution of our minority interest in that company.

Provision for Income Taxes

Income tax benefit in the third quarter of fiscal 2023 was $10.5 million, compared to $1.2 million of income tax expense in the prior year comparable period. Year to date, income tax benefit was $1.3 million, compared to $8.0 million of income tax expense in fiscal 2022. Income tax benefit in the third quarter of fiscal 2023 includes approximately $1.1 million of expense related to non-deductible transaction costs associated with the 3M FSD transaction.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 28, 2023 and May 31, 2022 are $1.5 million and $808,000, respectively. The increase in unrecognized tax benefits is primarily associated with the combined 3M FSD, including positions for transfer pricing and research and development credits.

Net Income (Loss)

Net income was $8.2 million in the third quarter of fiscal 2023, compared to net income of $5.4 million in the same period in the prior year. The increase in earnings during the quarter was primarily the result of incremental revenues from the FSD merger, which generated margins higher than the legacy company average margin. This increase was partially offset by $1.3 million of goodwill impairment related to discontinued product lines, $17.5 million of interest expense from the $1 billion in debt incurred in the merger, and $20.3 million in incremental amortization expenses associated with the intangible assets acquired in the merger. During the nine months ended February 28, 2023, the Company incurred a net loss of $28.4 million, compared to net income of $33.3 million in the prior year. The decline in earnings during the year was primarily the result of $1.3 million of goodwill impairment related to discontinued product lines, $38.0 million of interest expense from the $1 billion in debt incurred in the merger, $55.8 million of transaction fees and integration expenses, and $40.6 million in incremental amortization expenses.

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

Core revenue growth

We define core revenue growth as net sales for the period excluding the impacts of foreign currency translation rates and the first year impacts of acquisitions and divestitures, where applicable. We present core revenue growth because it allows for a meaningful comparison of results across periods without the volatility caused by foreign currency gains or losses, or the incomparability that would be caused by the impact of an acquisition or divestiture.

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

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted for share-based compensation and certain transaction fees and expenses. We present Adjusted EBITDA because it provides an understanding of underlying business performance by excluding the following:

•
Share-based compensation. We believe it is useful to exclude share-based compensation to better understand the long-term performance of our core business and to facilitate comparison with the results of peer companies.
•
FX translation gain/(loss) on loan revaluation. We exclude the revaluation impacts of foreign currency fluctuations on our intercompany loan balances.
•
Certain transaction fees and expenses. We exclude fees and expenses related to certain transactions because they are outside of Neogen’s underlying core performance. These fees and expenses include deal related professional and legal fees and foreign currency transactions.
•
Impairment and scrap of discontinued product lines. We exclude expenses associated with impairments and inventory scrap amounts related to certain discontinued product lines.
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

Adjusted Net Income

We define Adjusted Net Income as Net Income, adjusted for share-based compensation, FX translation gain/(loss) on loan revaluation, certain transaction fees and expenses, and other one-time adjustments, all of which are tax effected.

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

A reader should compensate for these limitations by relying primarily on the financial statements of Neogen and using these non-GAAP financial measures only as a supplement to evaluate Neogen’s performance.

For each of these non-GAAP financial measures below, we are providing a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure.

Reconciliation between net income and EBITDA and Adjusted EBITDA and between net income margin % and Adjusted EBITDA margin % are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(dollars in thousands)	2023	2022	2023	2022
Net Income (Loss)	$8,190	$5,443	$(28,442)	$33,348
Net income margin %	3.8%	4.2%	-4.9%	8.6%
Provision for income taxes	(10,450)	1,200	(1,250)	7,950
Depreciation and amortization	27,471	6,322	59,938	17,833
Interest expense (income), net	16,820	(314)	35,844	(741)
EBITDA	$42,031	$12,651	$66,090	$58,390
Share-based compensation	2,812	1,607	7,311	5,045
FX transaction loss (gain) on loan revaluation(1)	(697)	—	5,092	—
Certain transaction fees and integration costs	2,890	10,595	55,754	19,908
Contingent consideration adjustments	(300)	—	(300)	—
Loss on sale of minority interest	1,516	—	1,516	—
Impairment and scrap of discontinued product lines(2)	3,633	—	3,633	—
Inventory step-up charge	(614)	—	3,245	—
Adjusted EBITDA	$51,271	$24,853	$142,341	$83,343
Adjusted EBITDA margin %	23.5%	19.4%	24.5%	21.5%

(1)
Net foreign currency transaction (gain) loss associated with the revaluation of non-functional currency intercompany loans established in connection with 3M Food Safety transaction.
(2)
Expenses associated with goodwill and intangible asset impairments and inventory scrap amounts related to certain discontinued product lines.

Adjusted EBITDA increased $26.4 million and $59.0 million during the three and nine months ended February 28, 2023, respectively, due primarily to earnings generated from the 3M FSD business, which merged with Neogen on September 1, 2022. Expressed as a percentage of revenue, adjusted EBITDA was 23.5% during the third quarter of fiscal 2023 compared to 19.4% during the same period last year, and was 24.5% during the nine months ended February 28, 2023 compared to 21.5% during the same period last year. The 3M FSD business was not part of the Company during the nine months ended February 28, 2022. Thus, the adjusted EBITDA amount for that period is not directly comparable.

Reconciliation between net income and Adjusted Net Income and earnings per share and Adjusted Earnings per Share are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in thousands, except for percentages)	2023	2022	2023	2022
Net Income (Loss)	$8,190	$5,443	$(28,442)	$33,348
Earnings per diluted share	$0.04	$0.05	$(0.16)	$0.31
Amortization of acquisition-related intangibles	22,680	1,977	46,637	5,432
Share-based compensation	2,812	1,607	7,311	5,045
FX transaction loss (gain) on loan revaluation(1)	(697)	—	5,092	—
Certain transaction fees and integration costs	2,890	10,595	55,754	19,908
Contingent consideration adjustments	(300)	—	(300)	—
Loss on sale of minority interest	1,516	—	1,516	—
Impairment and scrap of discontinued product lines(2)	3,633	—	3,633	—
Inventory step-up charge	(614)	—	3,245	—
Other adjustments(3)	1,514	—	5,864	—
Estimated tax effect of above adjustments(4)	(15,095)	(3,385)	(24,864)	(6,873)
Adjusted Net Income	$26,529	$16,237	$75,446	$56,860
Adjusted Earnings per Share	$0.12	$0.15	$0.42	$0.53

(1)
Net foreign currency transaction (gain) loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M FSD transaction.
(2)
Expenses associated with goodwill and intangible asset impairments and inventory scrap amounts related to certain discontinued product lines.
(3)
Income tax benefit associated with non-deductible transaction costs that were recognized as expense in prior periods.
(4)
Tax effect of adjustments is calculated using projected effective tax rates for each applicable item.

Adjusted Net Income increased $10.3 million and $18.6 million during the three and nine months ended February 28, 2023, respectively, due to the higher Adjusted EBITDA.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $183.2 million as of February 28, 2023, compared to $381.1 million as of May 31, 2022. Cash flow for operating activities was $49.9 million during the nine months ended February 28, 2023, which was primarily the result of 3M FSD deal-related expenses and recording FSD accounts receivable. Cash flow from investing activities was $194.2 million during the nine months ended February 28, 2023, which was primarily the result of proceeds from the sale of marketable securities of $233.0 million. This was partially offset by purchases of property, equipment and non-current intangible assets of $40.3 million. Cash flow for financing activities was $118.3 million during the nine months ended February 28, 2023. The Company paid down an additional $40 million in principal on the term loan during the third quarter, resulting in a total repayment of $100 million throughout fiscal year 2023.

Net accounts receivable balances were $146.4 million as of February 28, 2023 compared to $99.7 million as of May 31, 2022. Days’ sales outstanding, a measurement of the time it takes to collect receivables, was 62 days for the legacy Neogen business as of February 28, 2023, compared to 62 days as of May 31, 2022 and 64 days as of February 28, 2022. The increase in receivables is primarily attributable to the recording of FSD customer balances, currently managed by 3M as a transition service.

As part of transition services agreements between the Company and 3M, related to the merger of the Food Safety business, 3M is invoicing our customers for products that 3M is manufacturing and shipping on our behalf. As of February 28, 2023, there were $52.2 million in customer receivables billed by 3M on our behalf. The Company is working collaboratively with 3M on managing the credit risk associated with the former FSD customers during the period when 3M is providing transition invoicing and distribution services to the Company.

Net inventory was $143.9 million as of February 28, 2023, an increase of $21.6 million, compared to a May 31, 2022 balance of $122.3 million. The higher inventory levels are primarily the result of raw material inventories purchased to support the FSD and ongoing inflationary pressures on raw materials at our legacy businesses. Supply chain issues have moderated throughout fiscal 2023. We continue to monitor our key raw materials to ensure adequate stock on hand.

Debt and Liquidity

On September 1, 2022, Neogen, 3M, and Garden SpinCo, a newly formed subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the transaction which had previously been announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction.

On June 30, 2022, Garden SpinCo entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650 million and a five-year senior secured revolving facility in the amount of $150 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Garden SpinCo on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation. Financial covenants include maintaining specified levels of funded debt to EBITDA and debt service coverage. Pricing for the term loan is term SOFR plus 235 basis points. The Credit Facilities, together with the Notes below, represent the financing incurred in connection with the merger of the 3M FSD with Neogen. In September 2022, we paid down $60 million in principal on the term loan and paid an additional $40 million in principal on the term loan in December 2022, in order to decrease the outstanding debt balance.

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

Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the British pound sterling, euro, Mexican peso, Brazilian real, Chinese yuan, Australian dollar, Thai baht, Japanese yen, South Korean won and to a lesser extent, the Indian rupee, Canadian dollar, Guatemalan quetzal, Argentine peso, Uruguayan peso and Chilean peso. There is also exposure to a change in exchange rate between the British pound sterling and the euro. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. We use derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities and operations outside of the U.S., located in Scotland, England, Ireland, Italy, Switzerland, Poland, Brazil, Mexico, Guatemala, Argentina, Uruguay, Chile, Colombia, China, Thailand, Japan, Korea, India, Canada and Australia where the functional currency is the British pound sterling, euro, Brazilian real, Mexican peso, Guatemalan quetzal, Argentine peso, Uruguayan peso, Chilean peso, Colombian peso, Chinese yuan, Thai baht, Japanese yen, South Korean won, Indian rupee, Canadian dollar and Australian dollar, respectively. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS of our Annual Report on Form 10-K for the year ended May 31, 2022, our financial condition and results of operations could be adversely affected by currency fluctuations.

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	February 28, 2023	Impact
(dollars in thousands)
Foreign Currency—Revenue	10% Decrease in exchange rates	$43,334	Earnings
Foreign Currency—Hedges	10% Decrease in exchange rates	1,850	Fair Value
Interest Income	10% Decrease in interest rates	194	Earnings
Interest Expense	10% Increase in interest rates	1,998	Earnings

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

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

NEOGEN CORPORATION
(Registrant)

Dated: April 4, 2023

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: April 4, 2023

/s/ David H. Naemura
David H. Naemura
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)