Form 10-K
period 2023-05-31
NEOGEN CORP
filed 2023-08-15
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on November 30, 2022 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,572,273,371. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 216,308,912 on June 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 25, 2023 annual meeting of shareholders are incorporated by reference into part III of the Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors, including circumstances beyond our control at our transition manufacturing partner, competition, recruitment, retention, dependence on key employees, impact of weather on agriculture and food production, global business disruption caused by the Russia invasion in Ukraine and related sanctions, identification and integration of acquisitions, research and development risks, intellectual property protection, government regulation and other risks detailed in item 1A. RISK FACTORS in this Form 10-K and from time to time in the Company’s reports on file at the Securities and Exchange Commission (SEC), that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements.

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

PART I

(Dollar amounts in thousands)

ITEM 1. BUSINESS

Neogen Corporation and its subsidiaries develop, manufacture, and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. Our diagnostic test kits are generally easier to use and provide greater accuracy and speed than conventional diagnostic methods. The majority of these test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology and advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.

On September 1, 2022, Neogen, 3M Company (“3M”) and Neogen Food Safety Corporation (“Neogen Food Safety Corporation”), a subsidiary created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”, the "Transaction"). Following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders own, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock, and pre-merger Neogen shareholders own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. See Note 3 "Business Combinations" to the consolidated financial statements for further discussion. FSD products are reported in the Food Safety segment.

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing, and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, cleaners, disinfectants, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers, and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace and human forensic markets.

Neogen’s products are marketed by our sales personnel and distributors throughout the world. Our mission is to be the leading company in the development and marketing of solutions for food and animal safety. To meet this mission, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing innovative products and services; (iii) growing international sales; and (iv) acquiring businesses and forming strategic alliances. We have been historically successful at increasing product sales organically, including international growth, and maintain an active acquisition program to identify and capitalize on opportunities to acquire new products, businesses or technology.

Neogen Corporation was formed as a Michigan corporation in June 1981 and operations began in 1982. Our principal executive offices are located at 620 Lesher Place, Lansing, Michigan 48912-1595, and our telephone number is (517) 372-9200.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include:

CORPORATE: Neogen®, Neogen flask (logo)®, Neogen and flask (logo)®, NeoCenter™

FOOD SAFETY: AccuClean®, AccuPoint®, AccuScan®, Acumedia®, Agri-Screen®, Alert®, ANSR® , Betastar®, BioLumix®, Ceralpha®, Clean-Trace®, Colitag™, F.A.S.T.®, Freeze Watch®, GeneQuence®, Harlequin®, Iso-Grid®, Lab M®, Listeria Right Now™, Megazyme®, Megazyme (design) ®, MonitorMark®, MPNTray™, NeoColumn™, NeoNet®, NeoSeek™, NEO-GRID®, Penzyme®, Petrifilm®, Raptor®, Reveal®, Soleris®, µPREP®, Veratox®

LIFE SCIENCES: Alert®, K-Blue®, K-Gold®, NeoSal®

ANIMAL SAFETY: Acid-A-Foam™, Ag-Tek®, AluShield™, AquaPrime®, Assault®, Barnstorm®, BioCres™ 50, BioPhene™, BioQuat™, BotVax®, Breeder-Sleeve®, Calf Eze™, Chem-Tech, Ltd.™, Chem-Tech’s CT logo (with circle)™, Chlor-A-Foam™, COMPANION™, CT-511®, Cykill™, D3™ Needles, D3X™, DC&R®, DeciMax®, Di-Kill®, Dr. Frank’s®, Dy-Fly®, DX3™, Dyne-O-Might®, ElectroJac®, ELISA Technologies (design)®, EqStim®, EquiSleeve™, E-Z Catch®, Farm-Foam™, Final-Fly-T®, Fly-Die Defense™, Fly-Die Ultra™, Fura-Zone®, Gene-Trak®, Horse Sense®, Ideal®, ImmunoRegulin®, Iodis®, Jolt®, LD-44T™, LD-44Z™, MACLEOD®, Maxi Sleeve®, MegaShot™, Viroxide Super™, Neogen® Viroxide Super and flask (design)®, NFZ™, Nu Dyne®, PanaKare™, Paradefense®, Parvosol®, Peraside™, Place Pack®, PolyPetite™, PolyShield™, PolySleeve®, Preserve®, Preserve International®, Preserve International(design)®, Prima®, Prima Marc™, Prima-Shot™, Prima Tech®, Pro-Fix®, Pro-Flex®,Pro-Shot™, Protectus™, Provecta®, Provecta Advanced®, Prozap®, Prozap (stylized mark w/fancy Z)™, PY-75™, Ramik®, RenaKare™, Rodex™, Safe-T-Flex™, Siloxycide®, Squire®, Standguard®, Stress-Dex®, SureBond®, SureKill®, Swine-O-Dyne®, Synergize®, Tetrabase®, Tetracid®, Tetradyne®, ThyroKare™,Tri-Hist®, Triplox™, Paradefense®, Turbocide®, Turbocide Gold®, Uniprim®, VAP-5™, VAP-20™, Vet-Tie™, Vita-15™, War Paint®, X-185™

GENOMICS: Aviandx and Design®, Canine HealthCheck®, Canine HealthCheck and Design®, CatScan and Design®, EarlyBird Sex Identification®, Envigor™, GeneSeek®, Genomic Profiler™, Genomic Insight for Personalized Care™, Igenity®, Infiniseek™, Paw Print Genetics®, Paw Print Pedigrees®, SeekGain™, SeekSire™, Skimseek®, Early Warning™

LOGOTYPES: BioSentry barn logo®, BioSentry chicken logo®, BioSentry pig logo®, Circular design®, TurboCide® (stylized), D3 color mark – red®

Neogen operates in two business areas: the Food Safety and Animal Safety segments. See the “Notes to Consolidated Financial Statements” section of this Form 10-K for financial information about our business segments and international operations.

Food Safety Segment

Neogen’s Food Safety segment primarily is engaged in the production and marketing of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications and general sanitation concerns. Our test kits are used to detect potential hazards or unintended substances in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies. Along with detection of contaminants in foods, we also detect beneficial components in foods such as dietary fiber and carbohydrates. Neogen’s products include tests for:

Mycotoxins. Grain producers and processors of all types and sizes use our Veratox, Agri-Screen, Reveal, Reveal Q+ and Reveal Q+ MAX tests to detect the presence of mycotoxins, including aflatoxin, aflatoxin M1, deoxynivalenol, fumonisin, ochratoxin, zearalenone, T-2/HT-2 toxin and ergot alkaloid, to help ensure product safety and quality in food and animal feed.

Food allergens. The world’s largest producers of cookies, crackers, candy, ice cream and many other betaprocessed foods use our Veratox, Alert, Reveal, Reveal 3-D and BioKits testing products to help protect their food-allergic customers from the inadvertent contamination of products with food allergens, including but not limited to peanut, milk, egg, almond, gliadin (gluten), soy, hazelnut and coconut residues. Also included in our food allergen testing portfolio are Allergen Protein Rapid Kits and Allergen Protein ELISA Kits, acquired as part of the FSD transaction in September of 2022.

Foodborne pathogens. Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of Neogen’s ANSR and Reveal tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method that exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s pathogen detection method provides DNA-definitive results in a fraction of the time of other molecular detection methods. The Molecular Detection System, an isothermal DNA detection and bioluminescence device, and unique Molecular Detection Assays provide a total solution for fast and accurate pathogen detection, acquired as part of the FSD transaction in September 2022. Our Listeria Right Now test detects the pathogen in less than 60 minutes without sample enrichment. Reveal’s lateral flow device combines an immunoassay with chromatography for a rapid and accurate one-step result.

Spoilage microorganisms. Neogen’s Soleris products are used by food processors to identify the presence of spoilage organisms (e.g., yeast and mold) and other microbiological contamination in food. The systems measure microbial growth by monitoring biochemical reactions that generate a color change in the media as microorganisms grow. The sensitivity of the system allows detection in a fraction of the time needed for traditional methods, with less labor and handling time. Our NeoSeek genomics services utilize a novel application of metagenomics to determine all bacteria in a sample, without introducing biases from culture media, and without the need to generate a bacterial isolate for each possible microbe in a sample. The Microbial Luminescence System (MLS II), acquired in the September 2022 FSD transaction, is designed for the rapid detection of microbial contamination in dairy and dairy-related products, utilizing adenosine triphosphate ("ATP") bioluminescence technology.

Sanitation monitoring. Neogen manufactures and markets our AccuPoint Advanced rapid sanitation test to detect the presence of ATP, a chemical found in all living cells. Also included in our ATP sanitation monitoring portfolio is the Clean-Trace™ hygiene monitoring system, acquired as part of the FSD transaction in September 2022. These easy-to-use and inexpensive tests use bioluminescence to quickly determine if a contact surface has been completely sanitized. When ATP comes into contact with reagents contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. Our worldwide customer base for ATP sanitation testing products includes food and beverage processors, the food service and healthcare industries, as well as many other users.

Seafood contaminants. Neogen’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; and sulfite, an effective but potentially allergenic shrimp preservative.

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

Culture media. Neogen Culture Media, formerly Neogen’s Acumedia and Lab M products, offers culture media and prepared media for varied purposes, including traditional bacterial testing and the growth of beneficial bacteria, such as cultures for sausages and beer. Also included under Neogen Culture Media is the Petrifilm solution, acquired as part of the FSD transaction in September 2022. Petrifilm standard and rapid plates are all-in-one plating systems that serve as an efficient method for the detection and enumeration of various microorganisms. Our customers for culture media also include commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Food quality diagnostics. Through the Ireland-based Megazyme, Ltd., Neogen supplies diagnostic kits and specialty enzymes used worldwide by quality control laboratories in the food, animal feed and beverage industries. Megazyme’s validated assays and reagents are used across various food industries such as the grain, wine and dairy markets, to measure dietary fibers, complex carbohydrates, simple sugars and organic acids, such as lactose.

Sample handling. Neogen offers a range of sample handling products, acquired through the September 2022 FSD transaction. These innovative solutions are designed to make environmental and carcass sample collection and preparation more reliable and convenient than traditional methods. These products are manufactured to meet the highest quality standards and government regulations, maximizing accuracy, consistency and efficiency, while remaining cost efficient.

Digital services. Our food safety and risk management software-as-a-service, Neogen Analytics, delivers a comprehensive Environmental Monitoring Program (EMP) automation solution for food companies. The software reduces risk by increasing the visibility of food safety testing results, elevating the ability to comply with and improve food safety standards. With the Corvium acquisition in February 2023, Neogen's capabilities expanded with additional services and modules to include data aggregation and digitalized workflow services for product testing and sanitation programs.

Laboratory services. Neogen offers food safety analysis services in the United States ("U.S."), United Kingdom ("U.K.") and India. These ISO-accredited laboratories offer a variety of fee-for-service tests for the food and feed industries.

The majority of Neogen’s food safety test kits use immunoassay technology to rapidly detect target substances. Our ability to produce high-quality antibodies sets our products apart from immunoassay test kits produced and sold by other companies. Our kits are available in microwell formats, which allow for automated and rapid processing of a large number of samples, as well as lateral flow and other similar devices that provide distinct visual results. Typically, test kits use antibody-coated test devices and chemical reagents to indicate a positive or negative result for the presence of a target substance in a test sample. The simplicity of the tests makes them accessible to all levels of food producers, processors and handlers. Neogen also offers other testing methods and products to complement its immunoassay tests.

Our test kits are generally based on internally developed technology, licensed technology, or technology that is acquired as a result of acquisitions. In fiscal 2023, the Food Safety segment incurred expense totaling $3,118 for royalties for licensed technology used in our products, including expense of $838 for allergen products and $489 for the pathogen product line. Generally, royalty rates are in the range of 2% to 10% of revenues on products containing the licensed technology. Some licenses involve technology that is exclusive to Neogen’s use, while others are non-exclusive and involve technology licensed to multiple licensees.

Neogen’s international operations in the U.K., Europe, Mexico, Guatemala, Brazil, Argentina, Uruguay, Chile, China and India originally focused on food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment, such as cleaners, disinfectants, rodent control, insect control, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management at our international operations and report through the Food Safety segment.

Revenues from Neogen’s Food Safety segment accounted for 66.5%, 49.3%, and 50.0% of our total revenues for fiscal years ended May 31, 2023, 2022 and 2021, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s Animal Safety segment is primarily engaged in the development, manufacture, marketing, and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, a full suite of agricultural biosecurity products such as rodent control, cleaners, disinfectants and insect control, and genomics services.

Veterinary instruments. Neogen markets a broad line of veterinary instruments and animal health delivery systems primarily under the Ideal brand name. Approximately 250 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 and D3X Needles are stronger than conventional veterinary needles and are detectable by metal detectors at meat processing facilities — a potential market advantage in the safety-conscious beef and swine industries. Neogen’s Prima product line consists of highly accurate devices used by farmers, ranchers and veterinarians to inject animals, provide topical applications and use for oral administration. The Prima line also includes products used in artificial insemination in the swine industry, animal identification products and handling equipment.

Veterinary pharmaceuticals. Animal Safety’s NeogenVet product line provides innovative, value-added, high quality products to the veterinary market. Top NeogenVet products include PanaKare, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; RenaKare, a supplement for potassium deficiency in cats and dogs; and ThyroKare, a supplement used as replacement therapy for dogs with diminished thyroid function. Neogen also markets Uniprim, a veterinary antibiotic, and several companion animal parasiticides.

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

Rodent control products. Neogen’s comprehensive line of proven rodent control products, sold under brand names such as Ramik, CyKill and Havoc, effectively address rodent problems of any size and serve as a critical component of an overall biosecurity plan for animal protein production operations. Neogen offers several active ingredients, including diphacinone, bromethalin, brodifacoum and zinc phosphide, formulated with food-grade ingredients to generate the highest acceptance and most palatable bait possible.

Cleaners and disinfectants. Used in animal and food production facilities, Neogen’s cleaners and disinfectants, including Synergize, 904 Disinfectant, Acid-A-Foam, BioPhene, Neogen Viroxide Super, and Companion, can prevent disease outbreaks. The products are also used in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi and viruses. Neogen’s water line cleaner and disinfectant products, including Peraside, NeoKlor, AquaPrime and Siloxycide, are used to clean water lines and provide continuous disinfection of a livestock facility’s water supply.

Insect control products. Neogen’s highly effective insect control products utilize environmentally friendly technical formulas, and several are approved for use in food establishments and by pest control professionals in a wide range of environments. The Company’s Prozap insect control brand is used in the large animal production industry, particularly with dairy and equine producers. Neogen’s SureKill line of products is used by professionals to control a variety of insects, and the Company’s StandGuard Pour-on solution is used for horn fly and lice control in beef cattle.

Animal genomics services. Neogen Genomics provides value-added services to leading agricultural genetics providers, large national cattle associations, companion animal breed registries and direct-to-consumer canine genetic test providers, university researchers, and numerous commercial beef and dairy cattle, swine, sheep and poultry producers. With state-of-the-art genomics laboratories and comprehensive bioinformatics to interpret genomics test results, Neogen Genomics offers identity and trait determination and analysis. Our technology employs high-density DNA genotyping and genomic sequencing for identity and trait analysis in a variety of important animal and agricultural plant species. Our extensive bioinformatics database identifies and predicts an animal’s positive or negative traits based on DNA test results. This information has helped livestock producers increase the speed of genetic improvement in their herds and the overall performance and quality of their animals. Neogen’s December 2021 acquisition of Genetic Veterinary Sciences, Inc. expanded the Company’s portfolio through the addition of a number of genetic tests for companion animals, including dogs, cats and birds.

Life sciences. Neogen’s Life Science/Toxicology line of products include reagents and test kits for immunoassay production, life science research, and forensic and animal toxicology. Product offering includes a wide range of tests to provide solutions for drugs of abuse, including designer drugs and emerging drugs. The drug detection assays include over 100 test kits used to screen more than 300 drugs and their metabolites in various forensic matrices, including oral fluid, whole blood, urine, serum, plasma, meconium, and others. Our portfolio for life science research includes assays for detecting levels of hormones, steroids, lipoxins, and histamine in a wide range of samples and species types. Additionally, we offer reagents and unique colorimetric and chemiluminescent substrates for immunoassay production and research applications.

Many of the products and services in the Animal Safety segment use licensed technology. In fiscal 2023, the Animal Safety segment incurred expense totaling $274 for royalties for licensed technology used in our products and services, including expense of $152 related to genomics services.

Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. It has expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and report through the Animal Safety segment.

Revenues from Neogen’s Animal Safety segment accounted for 33.5%, 50.7%, and 50.0% of our total revenues for fiscal years ended May 31, 2023, 2022 and 2021, respectively.

GENERAL SALES AND MARKETING

Neogen is organized under two segments — Food Safety and Animal Safety. Within these segments, our sales efforts are generally organized by specific markets, and/or geography. During the fiscal year that ended May 31, 2023, we had approximately 41,000 customers for our products. As many of our customers are distributors and certain animal safety products are offered to the general retail market, the total number of end users of our products is considerably greater than 41,000. As of May 31, 2023, a total of 904 employees were assigned to sales and marketing functions, compared to 573 at the end of May 2022. During the fiscal years ended May 31, 2023, 2022 and 2021, no single customer or distributor accounted for 10% or more of our revenues.

DOMESTIC SALES AND MARKETING

FOOD SAFETY

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets or geographies. This staff sells our products directly to end users and also handles technical support issues that arise with customers.

Neogen’s food safety markets are primarily comprised of:

•
Milling and grain, including grain elevators, feed mills, pet food manufacturers and grain inspection companies;
•
Meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products, and the USDA’s Food Safety Inspection Service (FSIS);
•
Prepared foods and ingredients, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods;
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
•
Food service, including fast food service establishments and retail grocery market chains; and
•
Dietary supplements, including producers and marketers of a wide variety of nutritional and holistic consumer products.

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

Neogen’s animal safety markets are primarily comprised of:

•
Companion animal veterinarians;
•
Livestock producers, veterinarians and breed associations;
•
Retailers, including large farm and ranch retailers;
•
Breeding and genetics companies, including large dairy artificial insemination providers, poultry and swine genetics companies and the aquaculture industry;
•
Diagnostic labs and universities, including commercial and forensic testing laboratories;
•
Distributors. To expand the reach of its animal safety OTC and veterinary products, Neogen has a dedicated sales team that sells the Company’s products to animal health product distributors;
•
Other manufacturers and government agencies.

INTERNATIONAL SALES AND MARKETING

Neogen maintains Company-owned locations outside of the United States in 23 countries to provide a direct sales presence. We also maintain a network of distributors to reach countries where we do not have a direct presence.

UK, Europe, Middle East, Africa and India. Neogen Europe, Ltd., headquartered in Ayr, Scotland, sells products and services to our network of customers and distributors throughout the U.K., Europe, the Middle East and Africa. Customers in the U.K., France, Germany, Italy, the Netherlands, United Arab Emirates (U.A.E.) and India are served by our employees. In other regions, customers generally are served by distributors managed by Neogen Europe personnel.

Neogen Europe management also is responsible for various other manufacturing operations and service providers, including Quat-Chem, Ltd., Neogen Italia, Megazyme, Ltd., Delf, Ltd., and Abbott Analytical, Ltd. Neogen Europe has two additional manufacturing locations in Heywood and Liverpool, England, which manufacture culture media supplements and microbiology technologies.

Neogen also operates an accredited laboratory in India, located in Kochi, in the state of Kerala, that performs food safety and water quality testing for food producers, major hotels and restaurants in its home region, as well as safety and quality analysis for the country’s expanding nutraceutical market, and growing food export businesses.

Mexico, Central and South America. Neogen maintains offices and distribution facilities in Mexico, Guatemala, Brazil, Argentina, Chile, Uruguay and Colombia. Combined, the businesses distribute Neogen’s products and offer genomics services throughout Mexico, Central and South America to distributors and end customers.

Neogen do Brasil, headquartered near São Paulo, is also responsible for manufacturing, marketing and sales for Rogama, located in Pindamonhangaba, Brazil. This company operates a genomics testing laboratory (formerly named Deoxi) and develops, manufactures and markets rodent control and insect control products. Rogama offers registered pest control products to Brazil’s agronomic, professional and retail markets.

Asia Pacific. Neogen maintains offices in Japan, Korea, Thailand, China, Australia and New Zealand. Combined, the businesses distribute Neogen’s products throughout the Asia Pacific region to distributors and end customers.

Our Chinese subsidiary, located in Shanghai, also operates a genomics testing laboratory, focusing on swine, dairy and beef cattle markets. Neogen’s Australasia subsidiary also operates a genomics testing laboratory, focusing on sheep and cattle markets in Australia and New Zealand.

Neogen Canada. This business operates a genomics testing laboratory in Edmonton, Alberta.

Other distributor partners. Outside of our physical locations, Neogen uses our own sales managers in both the Food Safety and Animal Safety segments to work closely with and coordinate the efforts of a network of approximately 800 distributors in more than 100 countries. The distributors provide local training and technical support, perform market research and promote Company products within designated countries around the world.

Sales to customers outside the United States accounted for 48.4%, 39.7%, and 39.1% of our total revenues for fiscal years ended May 31, 2023, 2022 and 2021, respectively. No individual foreign country contributed 10% or more of our revenues for those same periods.

RESEARCH AND DEVELOPMENT

Neogen has a strong commitment to its research and development activities. Our product development efforts are focused on the enhancement of existing products and on the development of new products that advance our business strategy. As of May 31, 2023, we employed 136 scientists and support staff in our worldwide research and development group, including immunologists, chemists and microbiologists. Research and development costs were approximately $26,039, $17,049, and $16,247 representing 3.2%, 3.2%, and 3.5% of total revenues in fiscal years 2023, 2022 and 2021, respectively. Management currently expects our future research and development expenditures to approximate 3% to 4% of total revenues annually.

Neogen has ongoing development projects for several new and improved diagnostic tests and other complementary products for both the Food Safety and Animal Safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2024 and 2025.

Certain technologies used in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with partners, independent scientists, governmental agencies, universities and other third parties. We have entered into agreements with these parties that provide for the payment of royalties based on sales of products that use the pertinent licensed technology. Royalties, expensed to sales and marketing, under these agreements amounted to $3,392, $1,999, and $2,129 in fiscal years 2023, 2022, and 2021, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Neogen uses a variety of intellectual property approaches to protect the competitive position of its offerings, including the use of patents, trademarks, trade secrets, proprietary and confidential know-how, as well as branding and trademarks. Patent and trademark registration applications are submitted whenever appropriate. From its inception, Neogen has acquired and been granted numerous patents and trademark registrations and has numerous pending patents and trademark applications. Neogen’s patent portfolio includes at least 48 U.S. patents, 404 patents in countries outside of the U.S., and 209 pending patent applications globally. Neogen’s trademark estate includes 119 trademark registrations within the U.S., and 548 trademark registrations in countries outside of the U.S, and 24 trademark registration applications globally.

We do not expect the near-term expiration of any single patent to have a significant effect on future results of operations. Our offerings also are protected by trade secrets and proprietary know-how when appropriate. For example, many of our products employ unique antibodies capable of detecting microorganisms and other substances at minute levels. In some instances, we have chosen to keep confidential the methods and techniques used to manufacture and use those antibodies when trade secret and/or proprietary know-how protections are more appropriate.

Management believes that Neogen has adequate rights to commercialize our products. However, we are aware that substantial research is conducted at universities, governmental agencies and other companies throughout the world, and that it always is possible that patents have been applied for and could be granted that are relevant to technologies that may be used in our products. To the extent some of our products may now, or in the future, embody technologies protected by patents of others, we may need to obtain licenses to use such technologies to continue to sell the products. These licenses may not be available on commercially reasonable terms. Failure to obtain any such licenses could delay or prevent the sale of certain new or existing products. In addition, patent litigation is not uncommon. Accordingly, there can be no assurance that we will continue to have adequate rights to commercialize our new products or that we will avoid litigation.

One of the major areas affecting the success of biotechnology and pharmaceutical development involves the time, cost and uncertainty surrounding regulatory approvals. Neogen products requiring regulatory approval, which we currently have in place, include BotVax B, EqStim, ImmunoRegulin and Uniprim. Neogen’s rodenticide, disinfectant, parasiticide and insecticide products are subject to registration in the United States and internationally.

Neogen utilizes third-party validations and certifications on many of our products and associated methods to provide our customers with confidence that our products perform to specified levels. These include validation by, among others, the AOAC International, independently administered third-party, multi-laboratory collaborative studies, and approvals by the USDA Food Safety Inspection Service.

PRODUCTION AND SUPPLY

Neogen manufactures products in the U.S., the U.K., Ireland and Brazil and provides genomics services in the U.S., Scotland, Brazil, Australia, China and Canada. As of May 31, 2023, there were approximately 1,168 full-time employees assigned to manufacturing operations and providing services in these locations, operating on multiple shift schedules, with occasional 24/7 production during high-demand periods. Future demand increases could be accommodated by adding shifts. Management believes we could increase the current output of our primary product lines by using the current space available. However, to do so would require investment in additional equipment.

Food safety diagnostics. Manufacturing of diagnostic tests for the detection of natural toxins, pathogens, food allergens and spoilage organisms, final kit assembly, quality assurance and shipping takes place at our facilities in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in our immunology laboratories in Lansing. Generally, the final assembly and shipment of diagnostic test kits to customers in Europe is performed in our Ayr, Scotland facility. Many of the Company’s food safety diagnostic instruments and readers are produced by third-party vendors to our specifications, quality tested in Lansing, and then shipped to customers. Culture media products are manufactured in an ISO-approved facility in Lansing and in Heywood and Liverpool, England. Products are blended following strict formulations or custom blended to customer specifications and shipped directly to customers from Lansing and the U.K. The Heywood location produces prepared media plates, sterile liquid media, and other related products in ready-to-use format for food testing laboratories across the U.K. and Western Europe. Enzyme substrates are manufactured at Megazyme in Bray, Ireland. Our Clean-Trace product line is manufactured in Wales. Other FSD products are currently manufactured within 3M plants in the U.S. and Poland.

Animal health products. Manufacturing of animal health products, pharmacological diagnostic test kits, and test kits for drug residues takes place in our FDA-registered facilities in Lexington, Kentucky. In general, manufacturing operations including reagent manufacturing, quality assurance, final kit assembly and packaging are performed by Neogen personnel. Certain animal health products and veterinary instruments that are purchased finished or that are toll manufactured by third-party vendors are warehoused and shipped from our Kentucky facilities. Some veterinary instruments are produced in our facilities in Lansing and are then shipped to Kentucky for distribution to customers. Manufacturing of devices used for animal injections, topical applications and oral administration occurs in Kenansville, North Carolina.

Veterinary biologics. Neogen maintains a Lansing-based USDA-approved manufacturing facility devoted to the production of the biologic products EqStim and ImmunoRegulin. P.acnes seed cultures are added to media and then subjected to several stages of further processing resulting in a finished product that is filled and packaged within the facility. Our BotVax B vaccine also is produced in the Lansing facility using Type B botulism seed cultures and a traditional fermentation process. All completed biologic products are then shipped to Neogen’s Lexington facilities, where they are inventoried prior to distribution to customers.

Agricultural genomics services. Neogen offers agricultural genomics laboratory services and bioinformatics at our locations in the U.S., Scotland, Brazil, Australia, China and Canada. Through our laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep, poultry, horses and dogs), Neogen Genomics allows our customers to speed genetic improvement efforts, as well as identify economically important diseases.

Cleaners, disinfectants and rodent control products. Manufacturing of rodent control products and/or cleaners and disinfectants takes place in the following locations: Wisconsin, Tennessee, California, England and Brazil. Manufacturing of rodent control products consists of blending technical material (active ingredient) with bait consisting principally of various grains. Certain cleaners and disinfectants are manufactured in Neogen facilities, while others are purchased from other manufacturers for resale or toll manufactured by third parties.

Insect control products. Neogen manufactures insect control products at its facilities in Iowa and Brazil.

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

COMPETITION

Although competitors vary in individual markets, management knows of no single competitor that is pursuing Neogen’s fundamental strategy of developing and marketing a broad line of products, ranging from disposable tests and culture media to veterinary pharmaceuticals and instruments for a large number of food safety and animal safety concerns. For each of our individual products or product lines, we face intense competition from companies ranging from small businesses to divisions of large multinational companies. Some of these organizations have substantially greater financial resources than Neogen. We compete primarily on the basis of ease of use, speed, accuracy and other performance characteristics of our products. The breadth of our product line, the effectiveness of our sales and customer service organizations, and pricing also are components in management’s competitive strategy.

Future competition may become even more intense and could result from the development of new technologies, which could affect the marketability and profitability of Neogen’s products. Our competitive position also depends on our ability to continue to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans and protect the intellectual property for new products. Additionally, we must continue to generate or have access to adequate capital resources to execute our strategy.

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

Competition for pathogen detection products includes traditional methods and antibody and genetic-based platforms; competition for natural toxins and allergen detection products includes instrumentation and antibody-based tests. While our offerings will not always compete on all platforms in all markets, the products we offer provide tests that can be utilized by most customers to meet their testing needs.

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

ANIMAL SAFETY:

Neogen’s Animal Safety segment faces no single competitor across the products and markets we serve. In the life sciences and toxicology markets, we compete against several other diagnostic and reagent companies with similar product offerings.

In the veterinary market, Neogen markets BotVax B, the only USDA-approved vaccine for the prevention of botulism Type B in horses. We compete on other key products through differentiated product performance and superior customer and technical support. With some of our products, we provide solutions as a lower cost alternative and also offer a private label option for our customers.

Competition in the rodent control market includes several companies of comparable size that offer products into similar market segments. The retail rodent control market is not dominated by a single brand. While the technical materials used by competing companies are similar, Neogen uses manufacturing and bait formula techniques, which we believe may better attract rodents to the product and thereby improves overall product performance.

Within the insect control market, Chem-Tech products specifically focus on the area of insect control for food and animal safety applications. There are several competitors offering similar products, however, we have a proprietary formulation chemistry that optimizes the delivery and safe application of insect control products at the customer’s location. These products currently are only sold in the U.S. through a combination of direct sales and distributors.

Numerous companies, including a number of large multinationals, compete for sales in the cleaner and disinfectant product segment. Neogen’s broad line of products is sold around the world, primarily to assist in the cleaning and disinfecting of animal production facilities.

In addition to our extensive portfolio of animal safety products, Neogen also competes in the retail market by providing solutions to common retail problems, such as stock outs, wasted floor space, and inconsistent brand identity. We differentiate ourselves by offering planograms and convenient reordering systems to maximize turns and profitability for our retail customers.

Neogen Genomics, a leading worldwide commercial animal genomics laboratory, employs cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through parentage testing and selective breeding of traits such as disease resistance, yield improvement and meat quality. Competition comes mainly from a number of service providers, some significantly larger than us as well as several smaller companies offering genomics services. Neogen Genomics is not involved in cloning or the development of transgenic animals.

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

Neogen’s development and manufacturing processes involve the use of certain hazardous materials, chemicals, and compounds. Management believes that our safety procedures for handling and disposing of such commodities comply with the standards prescribed by federal, state and local regulations. However, changes in such regulations or rules could involve significant costs to us and could be materially adverse to our business.

The rodent control products, insect control products, cleaners, disinfectants and sanitizers manufactured and distributed by Neogen are subject to EPA and various U.S. state regulations as well as other analogous agencies in the markets where we sell such products. In general, any international sale of our products also must comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements. To the best of our knowledge, Neogen products are compliant with applicable regulations in the countries where such products are sold.

Many food safety diagnostic products do not require direct government approval. However, we have pursued voluntary approvals and certifications for a number of these products to enhance their marketability.

Neogen’s veterinary vaccine products and some pharmaceutical products require government approval to allow for lawful sales. The vaccine products are approved by the U.S. Department of Agriculture, Center for Veterinary Biologics (USDA-CVB) and analogous agencies in jurisdictions where sold. The pharmaceutical products are approved by the FDA and analogous agencies in jurisdictions where sold. The products, and the facilities in which they are manufactured, are in a position of good standing with all agencies. We have no warning letters based on any review of these products or facility inspections and are not aware of any reason why we could not manufacture and market such products in the future.

Other animal safety and food safety products generally do not require additional registrations or approvals. However, Neogen’s regulatory staff routinely monitors amendments to current regulatory requirements to ensure compliance.

HUMAN CAPITAL MANAGEMENT

Our people are a critical component in our continued success. As a team, they put Neogen’s core values into action, while executing on key growth initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results. As of May 31, 2023, we employed 2,640 people worldwide, with 1,444 located in the U.S. and 1,196 international. We maintain good relations with both our union and non-union employees and have not experienced any work stoppages.

The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.

Workplace Culture and Employee Engagement. We have established our One Neogen Pillars of Trust which are the principles that guide our decision-making every day: • Openness • Honesty • Credibility • Respect • Service. We value responsibility, consistency and integrity. Our Code of Conduct codifies our commitment to conducting business ethically.

Equity, Diversity, Inclusion, and Belonging (EDIB). We strive to create an environment where colleagues feel valued and understand the important role we play in embracing diversity to improve the quality of our innovation, collaboration and relationships. We are dedicated to executing on our equity, diversity, inclusion and belonging initiatives.

Talent Attraction, Development and Retention. We employ a variety of career development, employee benefits, policies and compensation programs designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs. We have internal programs designed to develop and retain talent, including career planning, leadership development programs, performance management and training programs.

Compensation and Benefits. We strive to support our colleagues’ well-being and enable them to achieve their best at work and at home. Our compensation and benefits programs are designed to be competitive and support colleague well-being, including physical and mental health, financial wellness, and family resources.

Employee Health and Safety. We are committed to ensuring a safe working environment for our colleagues. Our sites have injury prevention programs, and we strive to build on our safety culture. Our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence. Our safety programs have resulted in strong safety performance.

ITEM 1A. RISK FACTORS

Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be considered carefully, together with all the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in our other filings with the SEC. Furthermore, additional risks and uncertainty not presently known to us or that we currently believe to be immaterial also could adversely affect our business. Our business, results of operations, financial condition and cash flow could be materially and adversely affected by any of these risks or uncertainties.

RISKS RELATING TO THE TRANSACTION WITH 3M CORPORATION

We may not realize the anticipated financial and other benefits, including growth opportunities, expected from the 3M Food Safety merger transaction.

On September 1, 2022, Neogen, 3M, and Neogen Food Safety Corporation, a wholly-owned subsidiary of 3M created to carve out 3M’s FSD, closed on the Transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen. Following the Transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock, and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock.

We have realized and expect that we will continue to realize synergies, growth opportunities and other financial and operating benefits as a result of the Transaction. Our success in realizing these benefits, and the timing of their realization, depends, among other things, on the continued successful integration of the business operations of the 3M Food Safety business with Neogen. Even if we are able to integrate the 3M Food Safety business successfully, we cannot predict with certainty if or when the balance of these synergies, growth opportunities and other benefits will be realized, or the extent to which they will actually be achieved. For example, the benefits from the Transaction could be offset by costs incurred in integrating the 3M Food Safety business. Realization of any synergies, growth opportunities or other benefits could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.

The integration of the 3M Food Safety business with Neogen presents challenges, and the failure to successfully integrate the 3M Food Safety business could have a material adverse effect on our business, financial condition or results of operations.

Although significant progress has been made to date in the integration of the 3M Food Safety business with Neogen, there is much that remains to be accomplished, particularly in the integration of the manufacturing operations of the 3M Food Safety business with Neogen. There is a significant degree of difficulty inherent in the process of integrating the 3M Food Safety business with Neogen. The difficulties include:

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
•
integrating certain manufacturing, information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and
•
the potential difficulty in retaining key officers and personnel of Neogen and the 3M Food Safety business.

The continued successful integration of the 3M Food Safety business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Pursuant to the terms of the Transaction, Neogen and formerly Neogen Food Safety Corporation will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Transaction, and such restrictions could significantly impair Neogen’s and Neogen Food Safety Corporation’s ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement executed in connection with the Transaction generally restricts Neogen and its affiliates from taking certain actions after the distribution of Neogen shares that could adversely affect the intended tax treatment of the Transaction. In particular:

For a two-year period following the distribution date, except as described below:

•
Neogen Food Safety Corporation will continue the active conduct of its trade or business and the trade or business of certain Neogen Food Safety Corporation subsidiaries;
•
Neogen Food Safety Corporation will not voluntarily dissolve or liquidate or permit certain Neogen Food Safety Corporation subsidiaries to voluntarily dissolve or liquidate;
•
Neogen and Neogen Food Safety Corporation will not enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of Neogen Food Safety Corporation or Neogen (taking into account the stock acquired pursuant to the merger);
•
Neogen and Neogen Food Safety Corporation will not engage in certain mergers or consolidations;
•
Neogen Food Safety Corporation will not, and will not permit certain Neogen Food Safety Corporation subsidiaries to, sell, transfer or otherwise dispose of 30% or more of the gross assets of Neogen Food Safety Corporation such subsidiaries, the Neogen Food Safety Corporation group or the active trade or business of Neogen Food Safety Corporation or certain Neogen Food Safety Corporation subsidiaries, subject to certain exceptions;
•
Neogen and Neogen Food Safety Corporation will not, and will not permit certain Neogen Food Safety Corporation subsidiaries to, redeem or repurchase stock or rights to acquire stock, unless certain requirements are met;
•
Neogen and Neogen Food Safety Corporation will not, and will not permit certain Neogen Food Safety Corporation subsidiaries to, amend their certificates of incorporation (or certain other organizational documents) or take any other action affecting the voting rights of any stock or stock rights of Neogen or Neogen Food Safety Corporation; and
•
Neogen and Neogen Food Safety Corporation will not, and will not permit any member of the Neogen Food Safety Corporation group or Neogen to, take any other action that would, when combined with any other direct or indirect changes in ownership of Neogen Food Safety Corporation and Neogen stock (including pursuant to the merger), have the effect of causing one or more persons to acquire stock representing 50% or more of the vote or value of Neogen Food Safety Corporation or Neogen, or otherwise jeopardize the tax-free status of the Transaction;
•
during the time period ending three years after the date of the distribution, Neogen Food Safety Corporation and Neogen also will be subject to certain restrictions relating to the SpinCo Business in Switzerland; and
•
Additionally, none of Neogen Food Safety Corporation, Neogen or any member of Neogen Food Safety Corporation group or Neogen may:
o
take, or permit to be taken, any action that could reasonably be expected to jeopardize the qualification of certain Neogen Food Safety Corporation debt as a security under Section 361(a) of the Code (other than making any payment permitted or required by the terms of the Neogen Food Safety Corporation debt);
o
permit any portion of certain nonqualified preferred stock to cease to be outstanding or modify the terms of such stock;

unless, in each case, prior to taking any such action, Neogen and Neogen Food Safety Corporation shall have requested that 3M obtain, or request and receive 3M’s prior written consent to obtain, an IRS ruling satisfactory to 3M in its reasonable discretion or provide 3M with an unqualified tax opinion satisfactory to 3M in its sole and absolute discretion to the effect that such action would not jeopardize the intended tax treatment of the Transaction, unless 3M waives such requirement. Failure to adhere to these requirements could result in tax being imposed on 3M for which Neogen and Neogen Food Safety Corporation could bear responsibility and for which Neogen and Neogen Food Safety Corporation could be obligated to indemnify 3M. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on Neogen. These restrictions could have a material adverse effect on Neogen’s liquidity and financial condition, and otherwise could impair Neogen’s and Neogen Food Safety Corporation’s ability to implement strategic initiatives and Neogen Food Safety Corporation’s and Neogen’s indemnity obligation to 3M might discourage, delay or prevent a change of control that shareholders of Neogen may consider favorable.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We are subject to risks relating to existing international operations and expansion into new geographical markets.

Expanding sales globally is part of our overall growth strategy, and we expect sales from outside the United States to continue to represent a significant portion of our revenue. In fiscal 2023, sales to customers outside of the U.S. accounted for 48.4% of our total revenue. Our international operations are subject to general risks related to such operations, including:

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
•
limitations on our ability to enforce legal rights and remedies;
•
current products may not comply with product standards established by foreign regulatory bodies;
•
differing labor regulations;
•
diminished protection of intellectual property in some countries;
•
access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks; and
•
fluctuations in foreign currency exchange rates.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, our reputation, our business, results of operations, financial condition and cash flows. In addition, the impact of such risks could be outside of our control and could decrease our ability to sell products internationally, which could adversely affect our business, financial condition, results of operations or cash flows. For example, as a result of the ongoing military conflict between Russia and Ukraine and resulting heightened economic sanctions from the U.S. and the international community, we have discontinued sales into Russia and Belarus. The U.S. and other countries have imposed significant sanctions and could impose even wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the effect the sanctions announced to date could have on us, any further sanctions imposed or actions taken by the U.S. or other countries, including any expansion of sanctions beyond Russia and Belarus, could affect the global price and availability of raw materials, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.

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

Identifying and pursuing acquisition opportunities, integrating these acquisitions into our business and managing their growth requires a significant amount of management’s time and skill. We cannot assure that we will be effective in identifying, integrating or managing future acquisition targets. Our failure to successfully integrate and manage a future acquisition could have a material adverse effect on our operating results and financial condition.

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

We rely on our information systems’ infrastructure to integrate departments and functions, enhance our ability to service customers, improve our control environment, and manage our cost reduction initiatives. If a security breach or cyberattack of our information technology ("IT") networks and systems occurs, our operations could be interrupted. Any issues involving our critical business applications and infrastructure could adversely impact our ability to manage our operations and the customers we serve. Although we have controls and security measures in place to prevent such attacks, experienced computer hackers are increasingly organized and sophisticated. Malicious attack efforts operate on a large scale and sometimes offer targeted attacks as a paid-for service. In addition, the techniques used to access or sabotage networks change frequently and generally are not recognized until launched against a target.

We rely on several information systems throughout our company, as well as those of our third-party business partners, to provide access to our web-based products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information and operate other critical functions. Although we employ system backup measures and engage in information system redundancy planning and processes, such measures, as well as our current disaster recovery plan, may be ineffective or inadequate to address all vulnerabilities. Further, our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet (including via devices and applications connected to the internet), email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. As information systems and the use of software and related applications by us, our business partners, suppliers and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information.

While we have implemented network security and internal control measures, including for the purpose of protecting our connected products and services from cyberattacks, and invested in our data and information technology infrastructure, there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains.

If our security and information systems are compromised, interrupted or destroyed, or employees fail to comply with the applicable laws and regulations, or the information we maintain is obtained by unauthorized persons or used inappropriately, it could adversely affect our business and reputation, as well as our results of operations, and could result in litigation, the imposition of regulatory sanctions or penalties, or significant expenditures to remediate any damage to persons whose personal information has been compromised.

In fiscal year 2022, we began the implementation of our global SAP enterprise resource planning (ERP) system at our U.S. locations, which includes upgrades to many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Should the remaining systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have affected and could adversely affect our business, operation, results of operations and financial condition.

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets.

During the course of the pandemic, we modified our business practices to comply with safety measures required by federal, state and local governments, as well as those we determined to be in the best interests of our employees and customers, including implementing social distancing, remote work, reducing employee travel, restricting building access and more. In the event of the renewed outbreak of COVID-19 or an outbreak of a different virus or disease, we could experience disruptions in our supply chain, operations, facilities and workforce which could cause delays in developing new products or negatively affect efficiency and productivity or our ability to market products and services, and, ultimately, our stock price and financial performance.

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

Our facilities and our distribution systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility and/or distribution system. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from terrorism. Economic conditions and uncertainties in global markets could adversely affect the cost and other terms upon which we are able to obtain third party insurance. If we are unable to obtain sufficient and cost-effective third-party insurance coverage, or to the extent we have elected to self-insure, we could be at greater risk that our operations will be harmed by a catastrophic loss.

We rely heavily on third-party package delivery services, and a significant disruption in these services or significant increases in prices could disrupt our ability to ship products, increase our costs and lower our profitability.

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

We sell many of our products, both within and outside of the U.S., through independent distributors. As a result, we are dependent on distributors to sell our products and assist us in promoting and creating demand for our products. Our distributors sometimes offer products from several different companies, and those distributors may carry our competitors’ products and promote our competitors’ products over our own. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling and supporting our products. We cannot assure that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell, and support our products effectively. We may rely on one or more key distributors for a product or region, and the loss of one or more of these distributors could reduce our revenue. Distributors could face financial difficulties, including bankruptcy, which could impact our ability to collect our accounts receivable and negatively impact our financial results. In addition, violations of anti-bribery and anti-corruption or similar laws by our distributors could have a material impact on our business. Further, termination of a distributor relationship could result in increased competition in the applicable jurisdiction. Failing to manage the risks associated with our use of distributors could reduce sales, increase expenses and weaken our competitive position, which could have a negative impact on our operating results.

If we are unable to develop new products and technologies, our competitive position could be impaired, which could materially and adversely affect our sales and market share.

The markets in which we operate are characterized by changing technologies and the introduction of new products. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis, to introduce them into the marketplace in a timely manner and to protect and maintain critical intellectual property assets related to these developments. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, could significantly reduce future revenue and materially and adversely affect our competitive position. While we intend to continue to commit financial resources and effort to the development of new products and services, we may not be able to successfully differentiate our products and services from those of our competitors. Our customers may not consider our proposed products and services to be of value to them or may not view them as superior to our competitors’ products and services. In addition, our competitors or customers could develop new technologies or products which address similar or improved solutions to our existing technologies. Further, we may not be able to adapt to evolving markets and technologies, develop new products, achieve and maintain technological advantages or protect technological advantages through intellectual property rights. If we do not successfully compete through the development and introduction of new products and technologies, our business, results of operations, financial condition and cash flows could be materially adversely affected.

If we fail to maintain a positive reputation or are unable to conduct effective sales and marketing, our prospects and financial condition could be adversely affected.

We believe that market awareness and recognition of our brands have contributed significantly to the success of our business. We also believe that maintaining and enhancing these brands, especially market perceptions of the quality of our products, is critical to maintaining our competitive advantage. If any of our products are subject to recall or are proven to be, or are claimed to be, ineffective or inaccurate for their stated purpose, then this could have a material adverse effect on our business, financial condition or results of operations. Also, because we are dependent on market perceptions, negative publicity associated with product quality or other adverse effects resulting from, or perceived to be resulting from, our products could have a material adverse impact on our business, financial condition and results of operations.

Our sales and marketing efforts are anchored by promoting our products to potential customers. Therefore, our sales and marketing force, whether in-house sales representatives or third-party commercial partners, must possess an up-to-date understanding of industry trends and products, as well as promotion and communication skills. In addition, we have a network of third-party commercial partners that we use to sell or distribute our products.

While we will continue to promote our brands to remain competitive, we may not be successful in doing so. If we are unable to increase or maintain the effectiveness and efficiency of our sales and marketing activities, or if we incur excessive sales expenses to do so, our business, financial condition and results of operations may be materially and adversely affected.

We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain such raw materials or other components of our products.

We purchase raw materials and components for use in our products, which exposes us to volatility in prices for certain raw materials and products. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. Significant price increases for these supplies could adversely affect our operating profits. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. The COVID-19 pandemic, for example, resulted in raw material price inflation as well as supply chain constraints and disruptions. While we will generally attempt to mitigate the impact of increased raw materials prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices, the ability to increase the prices of products, and dependence on a sole or single source for certain materials and products. Additionally, we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors, or may be unable to raise the price of our products in a manner that is proportional to the level of inflation, which would materially adversely affect our results of operations.

Certain of our food safety product lines depend on a sole or single source suppliers and vendors. The ability of these third parties to deliver raw materials and products may also be affected by events beyond our control. In addition, public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases could affect our supply of raw materials, by limiting our ability to transport raw materials from our vendors or increasing demand and competition for supplies, which could adversely affect our ability to obtain necessary raw materials for certain of our products. Any sustained interruption in our receipt of adequate raw materials, supply chain disruptions impacting the receipt or distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events or other legal or regulatory requirements, could result in a significant price increase in raw materials, or their unavailability, which could result in a loss of customers or otherwise adversely impact our business, results of operations, financial condition and cash flows.

Our reputation, ability to do business and results of operations could be impaired by improper conduct by or disputes with any of our employees, agents or business partners and we have a compliance burden with respect to, and risk of violations of, anti-bribery, trade control, trade sanctions, anti-corruption and similar laws.

Our operations require us to comply with a number of U.S. and international laws and regulations, including those governing payments to government officials, bribery, fraud, anti-kickback and false claims, competition, export and import compliance, money laundering and data privacy, as well as the improper use of proprietary information or social media. In particular, our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems always will protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations or fail to protect our confidential information. Any such violations of law or improper actions could subject us to civil or criminal investigations in the U.S. or other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage the our reputation, business, results of operations, financial condition and cash flows.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our international operations subject us to discriminatory or conflicting tariffs and trade policies. Tariffs have and may continue to increase our material input costs, and any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Changes in domestic and foreign governmental laws, regulations and policies, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.

Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, export/import laws, tax policies and other similar programs). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.

We are subject to taxation in a number of jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates. A material change in the statutory tax rate or interpretation of local law in a jurisdiction in which we have significant operations could adversely impact our effective tax rate and impact our financial results.

Our tax returns are subject to audit and taxing authorities could challenge our operating structure, taxable presence, application of treaty benefits or transfer pricing policies. If changes in statutory tax rates or laws or audits result in assessments different from amounts estimated, our business, results of operations, financial condition and cash flows could be adversely affected. In addition, changes in tax laws could have an adverse effect on our customers, resulting in lower demand for our products and services.

A deterioration in our future expected profitability or cash flows could result in an impairment of our recorded goodwill and intangible assets.

We have significant goodwill and intangible assets recorded on our consolidated balance sheet. The valuation and classification of these assets and the assignment of useful lives to intangible assets involve significant judgments and the use of estimates. Impairment testing of goodwill and intangible assets requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill.

The markets for our products are extremely competitive, and our competitors could use existing resource advantages to our detriment.

The food and animal safety industries are subject to rapid and substantial changes in technology and are characterized by extensive research and development and intense competition. Our competitors and potential competitors may have greater financial, technical, manufacturing, marketing, research and development and management resources than us. These competitors could use their resources, reputations and ability to leverage existing customer relationships to provide a competitive advantage over us that could impact our results of operations. They might also succeed in developing products that are more reliable and effective than our products, are less costly than our products or provide alternatives to our products. If the products of a competitor are better able to meet our customers' requirements, then our operating results could be adversely affected.

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

RISKS RELATED TO LIQUIDITY, INDEBTEDNESS AND THE CAPITAL MARKETS

We have incurred substantial indebtedness and our financial condition and operations may be adversely affected by a violation of financial and other covenants.

We have incurred substantial indebtedness and related debt service obligations, which could have important consequences, including:

•
reduced flexibility in responding to changing business and economic conditions, and increased vulnerability to general adverse economic and industry conditions;
•
reduced flexibility in planning for, or reacting to, changes in our business, the competitive environment and the markets in which we operate, and to technological and other changes;
•
reduced access to capital and increasing borrowing costs generally or for any additional indebtedness to finance future operating and capital expenditures and for general corporate purposes;
•
lowered credit ratings;
•
reduced funds available for operations, capital expenditures and other activities;
•
increased vulnerability to increases in interest rates in general because a substantial portion of our indebtedness is expected to bear interest at floating rates; and
•
competitive disadvantages relative to other companies with lower debt levels.

Our Term Loan, comprised of our Revolving Facility and Term Loan Facility, contain customary affirmative and negative covenants. Some or, with respect to certain covenants, all of these agreements include financial covenants based on leverage and cash interest expense coverage ratios and limitations to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets.

The Senior Notes governing our senior unsecured indebtedness also include customary events of default. A violation of any of these covenants or agreements could result in a default under these contracts, which could permit the lenders or note holders, as applicable, to accelerate repayment of any borrowings or notes outstanding at that time and levy on the collateral granted in connection with the Senior Notes. A default or acceleration under the Senior Notes governing the senior unsecured indebtedness could result in defaults under our other debt agreements and could adversely affect our ability to operate our business, our subsidiaries' ability to operate their respective businesses and our results of operations and financial condition.

The available capacity under our Revolving Facility could be limited by our covenant ratios under certain conditions. An increase in the applicable leverage ratio, as a result of decreased earnings or otherwise, could result in reduced access to capital under our Revolving Facility, which is a significant component of our total available liquidity.

Our quarterly or annual operating results are subject to significant fluctuations.

We have experienced, and may experience in the future, significant fluctuations in our quarterly or annual operating results. The mix of products sold and the acceptance of new products, in addition to other factors such as cost increases, could contribute to this variability. We have few long-term customer contracts and operate primarily with purchase orders. Substantially all our product revenue in each period results from orders received in that period. In addition, our expense levels are based, in part, on our expectation of future revenue levels. Therefore, a shortfall in expected revenue could result in a disproportionate decrease in our net income.

The market price of our common stock could be highly volatile.

The trading price of our common stock could be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our common stock rapidly and unexpectedly, despite our operating performance. Factors that could impact the market price of our common stock include the factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as:

•
Public announcements (including the timing of these announcements) regarding our business, financial performance, acquisitions and prospects or new products or services, product enhancements or technological advances by our competitors or us;
•
Trading activity in our stock, including transactions by us, our executive officers and directors, and significant shareholders; trading activity that results from the ordinary course rebalancing of stock indices in which we may be included, such as the S&P Mid-Cap 400 Index; trading activity related to our inclusion in, or removal from, any stock indices; and short-interest in our common stock, which could be significant from time to time;
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

Our business could be adversely affected by fluctuations in the global capital markets.

Our business and financial results are affected by fluctuations in the global financial markets, including interest rates and currency exchange rates. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. Failure to respond timely to these fluctuations, or failure to effectively hedge these risks when possible, could lead to a material adverse impact on our results of operations and financial condition.

We cannot assure investors that we will make dividend payments in the future.

Dividend payments to our shareholders depend upon a number of factors, including our results of operations, cash flows and financial position, contractual restrictions and other factors considered relevant by our Board of Directors. We have not historically paid dividends to our shareholders, and there is no assurance that we will declare and pay, or have the ability to declare and pay, any dividends on our common stock in the future.

Certain shareholders could attempt to influence changes within Neogen, which could adversely affect our operations, financial condition and the value of our common stock.

Our shareholders may from time-to-time seek to acquire a controlling stake in Neogen, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by shareholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

GENERAL RISK FACTORS

We have identified a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” we identified material weaknesses in our internal control over financial reporting related to ineffective information technology general controls, our period-end invoice accrual procedures, and ineffective operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisition and associated goodwill. The material weaknesses did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. We are actively developing a remediation plan designed to address these material weaknesses, however, we cannot guarantee that these steps will be sufficient or that we will not have material weaknesses in the future. These material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, financial condition and results of operations.

Our success is highly dependent on our ability to obtain protection for the intellectual property used in our products; these products could be the subject of patent infringement challenges.

Our success and ability to compete depends, in part, on our ability to protect, in the U.S. and other countries, our products by establishing and maintaining intellectual property rights capable of protecting our technology and products. Patent applications filed by us may not result in the issuance of patents or, if granted, may not be granted in a form that will be commercially advantageous to us. Even if granted, patents can be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of time we have patent protection for our products. We also cannot assure that our nondisclosure agreements, together with trade secrets and other common law rights, will provide meaningful protection for our trade secrets and other proprietary information. Moreover, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as in the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights domestically or in foreign jurisdictions, we could incur substantial costs and our business, including our business prospects, could be substantially harmed.

From time to time, we have received notices alleging that our products infringe third-party proprietary rights. Whether the manufacture, sale, or use of current products, or whether any products under development would, upon commercialization, infringe any patent claim cannot be known with certainty unless and until a court interprets a patent claim and its validity in the context of litigation. The outcome of infringement litigation is subject to substantial uncertainties, and also the testimony of experts as to technical facts upon which experts may reasonably disagree. Our defense of an infringement litigation lawsuit could result in significant expense. Regardless of the outcome, infringement litigation could significantly disrupt our marketing, development and commercialization efforts, divert management’s attention and consume our financial resources. In the event that we are found to infringe any valid claim in a patent held by a third party, we could, among other things, be required to:

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

A portion of our products and facilities are regulated by various domestic and foreign government agencies including the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Environmental Protection Agency. A significant portion of our revenue is derived from products used to monitor and detect the presence of substances that are regulated by various government agencies. Furthermore, our growth could result in substantial liability to us and be adversely affected by the implementation of new regulations. The costs of compliance or failure to comply with any obligations related to these laws or regulations could adversely impact our business, including suspension or cessation of our operations, restrictions on our ability to expand at our present locations or require us to make significant capital expenditures or incur other significant expenses.

Failure to attract, retain and develop personnel, including for key management positions, could have an adverse impact on our results of operations, financial condition and cash flows.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel and align them with appropriate opportunities for key management positions and support for strategic initiatives. Our loss of any of our key employees could have a material adverse effect on us. We have not executed long-term employment agreements with any of these employees and do not expect to do so in the foreseeable future. We compete with employers in various industries for sales, manufacturing, technical services or other personnel, and this competition to hire may increase and the availability of qualified personnel may be reduced. If we are unsuccessful in our efforts to attract and retain qualified personnel, our business, results of operations, financial condition, cash flows and competitive position could be adversely affected. Additionally, we could miss opportunities for growth and efficiencies. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

Our business may be subject to product or service liability claims.

The manufacturing and distribution of our products or performance of our services involves an inherent risk of liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or our products are determined to be defective, we could incur significant legal expenses not covered by insurance. In addition, product or service liability litigation could damage our reputation and impair our ability to market our products and services, regardless of the outcome. Litigation also could impair our ability to retain product liability insurance or make our insurance more expensive. Although we currently maintain liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product or services liability claim, our business, financial condition and results of operations could be adversely affected.

Changing political conditions could adversely impact our business and financial results.

Changes in the political conditions in markets in which we manufacture, sell or distribute our products could be difficult to predict and could affect our business and financial results adversely. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold, or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, trade barriers and market contraction, could adversely affect our business and financial results.

Climate change, or legal, regulatory or market measures to address climate change could materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tropical storms, blizzards, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt our operations and impair our critical systems, and may impact raw material sourcing, manufacturing operations, the distribution of our products and our operational costs. Damage or destruction of our facilities may result in losses that exceed our insurance coverage. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations.

Our business could be adversely impacted by an inability to meet the expectations of our stakeholders related to environmental, social and governance (ESG) objectives.

Various stakeholders, including customers, suppliers, providers of debt and equity capital, regulators, and those in the workforce, are increasing their expectations of companies to do their part to combat global climate change and its impact and to conduct their operations in an environmentally sustainable and socially responsible manner with appropriate oversight by senior leadership. We have made certain public commitments to reduce emissions, conserve resources at our various facilities and further develop a diverse, equitable and inclusive culture. A failure to respond to the expectations and initiatives of our stakeholders or to achieve the commitments we have made, could result in damage to our reputation and relationships with various stakeholders, as well as adversely impact our financial condition due to volatility in the cost or availability of capital, difficultly obtaining new business, or entering into new supplier relationships, a possible loss of market share on our current product portfolio, or difficulty attracting and retaining a skilled workforce.

Tax legislation could materially adversely affect our financial results and tax liabilities.

Our business is subject to tax-related external conditions, such as tax rates, tax laws, and regulations, changing political environments in the U.S. and foreign jurisdictions that impact tax examination, assessment and enforcement approaches. In addition, changes in tax laws including further regulatory developments arising from U.S. tax reform legislation and/or regulations around the world could result in a tax expense or benefit recorded to our consolidated statement of earnings. In connection with guidance such as the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by Organization for Economic Cooperation and Development (OECD), determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. Due to uncertainty of the regulation changes and other tax-related factors stated above, it is currently not possible to assess the ultimate impact of these actions on our financial statements.

Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Income tax audits associated with the allocation of income and other complex issues could result in significant income tax adjustments that could negatively impact our future operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS – NONE

ITEM 2. PROPERTIES

Principal Manufacturing, Distribution and Administrative locations:

Location	Owned	Leased	Segment
U.S.	7	7	Corporate, Food Safety, Animal Safety
Canada	1	0	Animal Safety
U.K.	4	3	Food Safety
Ireland	1	0	Food Safety
Italy	0	1	Food Safety
UAE	0	1	Food Safety
Brazil	2	0	Food Safety
Mexico	0	2	Food Safety
Guatemala	0	1	Food Safety
Argentina	0	1	Food Safety
Uruguay	0	1	Food Safety
Chile	0	1	Food Safety
Colombia	0	1	Food Safety
China	0	1	Food Safety
India	1	1	Food Safety
Korea	0	1	Food Safety
Thailand	0	1	Food Safety
Australia	2	0	Animal Safety
Total	18	23

Our corporate headquarters are located in Lansing, Michigan, with administrative, sales, manufacturing, and warehousing in other locations domestically and globally. These properties are in good condition, well-maintained, and generally suitable and adequate to support our business. For leased properties, we do not anticipate difficulty in renewing existing leases or in finding alternative facilities.

ITEM 3. LEGAL PROCEEDINGS

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 7. “Commitments and Contingencies” to the consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Report for discussion of loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES — NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol NEOG.

Holders

As of June 30, 2023, there were 580 stockholders of record of our common stock. The actual number of holders is significantly greater than this number of holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Neogen has never paid cash dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding our securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement.

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

TRENDS AND UNCERTAINTIES

During fiscal 2023, we experienced higher than normal input cost inflation, including increases in certain raw materials, labor costs and supply chain pressure that negatively impacted operating results. Pricing actions taken during fiscal 2022 and 2023 mitigated some, but not all, of the inflationary pressures on the business. Ongoing inflation also could have an impact on our customer’s purchasing decisions and order patterns. We estimate inflation will continue to affect us in fiscal year 2024, although at a decreasing rate compared to the prior two fiscal years.

Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been adversely impacted by the conflict. As the conflict continues or worsens, it may further impact our business, financial condition or results of operations during fiscal year 2024.

While the impact of the COVID-19 global pandemic was more modest in fiscal 2023, it continued to impact our business operations and financial results, particularly in the first half of the fiscal year in Asia. A number of our product lines were negatively impacted due to vendor disruptions, border closures, shipping issues and labor shortages. Broadly speaking, many of our markets have recovered or are recovering from the pandemic, as supply chain difficulties and shipping costs have decreased. A renewed outbreak of COVID-19 could result in further uncertainty and business disruptions. However, the current trend is positive and negative impacts appear to be moderating.

Overall, the impact of inflation, the Russia-Ukraine military conflict and COVID-19 remains uncertain. We continue to evaluate the nature and extent to which these issues impact our business, including supply chain, labor availability and attrition, consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us throughout fiscal year 2024.

CRITICAL ACCOUNTING ESTIMATES

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

The following critical accounting estimates reflect management’s more significant judgments used in the preparation of the consolidated financial statements.

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

As of May 31, 2023, the Company has approximately $153 million of undistributed earnings in its foreign subsidiaries. Approximately $41 million of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the U.S. is immaterial. The Company has not provided deferred taxes on approximately $112 million of undistributed earnings from non-U.S. subsidiaries as of May 31, 2023 which are indefinitely reinvested in operations. Based on historical experience, as well as management’s future plans, earnings from these subsidiaries will continue to be re-invested indefinitely for future expansion and working capital needs. On an annual basis, we evaluate the current business environment and whether any new events or other external changes might require future evaluation of the decision to indefinitely re-invest these foreign earnings. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Additionally, the company has elected to treat Global Intangible Low Tax Income (“GILTI”), as a period cost, and therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years.

Business Combinations and Customer Relationships Intangibles

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

As described in Note 3 "Business Combinations" to the consolidated financial statements, on September 1, 2022, we completed a transaction combining 3M’s food safety division with Neogen in a Reverse Morris Trust transaction for consideration of approximately $3.2 billion, which resulted in recording of a customer relationships intangible assets valued at $1.17 billion. We determined the fair value of the acquired customer relationships intangible assets by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate. Valuation specialists were used to develop and evaluate the appropriateness of the multi-period excess earnings method, our discount rates, our attrition rate and our fair value estimates using our cash flow projections.

The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Our estimates of fair value are based on assumptions believed to be reasonable at that time. If we made different estimates or judgments, it could result in material differences in the fair values of the net assets acquired.

Goodwill

We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We periodically evaluate goodwill for impairment in accordance with the accounting guidance for goodwill and other indefinite-lived intangibles that are not amortized. We review our goodwill for impairment annually during the fourth quarter. In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment.

This review is performed at the reporting unit level, and involves a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess carrying value over fair value.

In performing goodwill impairment testing, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting units, and appropriate discount and long-term growth rates.

During fiscal year 2023, our business was organized into two reporting units: Food Safety and Animal Safety. The determination of our reporting units and impairment indicators also require us to make significant judgments.

As a result of our test in the fourth quarter of fiscal year 2023, we determined that the fair value of our reporting units exceeded their respective carrying values. As such, the annual impairment analysis resulted in no impairment in fiscal year 2023.

RESULTS OF OPERATIONS

Historical Periods

Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended May 31, 2022 for discussion of the Results of Operations, Segment Results of Operations, and Financial Condition and Liquidity for the year ended May 31, 2022 compared to the year ended May 31, 2021, which is incorporated by reference herein.

Executive Overview

	Year Ended
(in thousands, except earnings per share)	May 31, 2023	May 31, 2022	% Change
Consolidated
Revenues, net	$822,447	$527,159	56%
Core Sales Growth			4%
Food Safety
Revenues, net	$546,797	$259,979	110%
Core Sales Growth			6%
Animal Safety
Revenues, net	$275,650	$267,180	3%
Core Sales Growth			2%
% of International Sales	48%	40%
Effective Tax Rate	(3.8)%	19.8%
Net Income	$(22,870)	$48,307	-147%
Earnings per Diluted Share	$(0.12)	$0.45
Cash from Operations	$41,028	$68,038

•
Food Safety fiscal year 2023 core sales exclude revenues from the acquisitions of Corvium (February 2023), 3M FSD (September 2022), Thai-Neo Biotech (July 2022), and Delf/Abbott Analytical (November 2021) and also excludes the impact of changes in currency rates.
•
Food Safety revenues include $279.5 million from 3M FSD, which we combined with on September 1, 2022. All of the global revenue from this business is reported within the Food Safety segment.
•
Animal Safety fiscal year 2023 core sales exclude revenues from the acquisitions of Genetic Veterinary Sciences (December 2021) and CAPInnoVet (September 2021) and also excludes the impact of changes in currency rates.

International Revenue

Neogen’s international revenues were $398.4 million in fiscal year 2023, compared to $209.3 million in fiscal 2022, an increase of 90%. Revenues from 3M FSD drove the international sales increase. Since September 1, 2022, 67% of 3M FSD revenues were international sales, compared to Neogen’s historical average of approximately 40%.

Revenue changes, expressed in percentages, for fiscal 2023 compared to the prior year are as follows for the legacy business at each of our international locations:

	Revenue Change USD	Revenue Change Local Currency
U.K. Operations (including Neogen Italia)	(3)%	9%
Megazyme	(3)%	6%
Brazil Operations	11%	10%
Neogen Latinoamerica	10%	4%
Neogen Argentina	(5)%	48%
Neogen Uruguay	(1)%	(9)%
Neogen Chile	16%	24%
Neogen China	(11)%	(4)%
Neogen India	2%	11%
Neogen Canada	(6)%	0%
Neogen Australasia	3%	11%

Excluding the December 2021 acquisition of Delf, sales at our U.K. operations increased 5% in local currency, which was led by increased sample volume in the pig and poultry markets. In local currency, revenue in Brazil increased 10% in fiscal 2023, driven by strong sales of the company’s natural toxin test kits, including tests to detect aflatoxin in corn, as well as increases in insect and rodent control products, and genomics testing. In local currency, Neogen Latinoamerica revenues rose by 4% in fiscal 2023, led by our diagnostic testing portfolio and culture media.

China’s revenue decreased 4% in local currency, which was primarily the result of COVID-19 lockdowns in the first half of the fiscal year. In local currency, revenue at Neogen Australasia increased 11% in fiscal 2023, led by increased sales of bovine genomic services.

Service Revenue

Service revenue, which consists primarily of genomics services to animal protein and companion animal markets, was $107.4 million in fiscal 2023, an increase of 5% over prior fiscal year sales of $102.5 million. The increase was primarily driven by growth in the U.S. beef and companion animal markets for genomics testing and higher sales of our Neogen Analytics software as a service (SaaS) product. These increases were partially offset by COVID-related shutdowns in China in the first half of fiscal 2023 and lower genomics sales to the U.S. porcine and poultry markets, as two significant customer shifted to lower-cost competitors.

REVENUES

	Year Ended
(dollars in thousands)	May 31, 2023	May 31, 2022	% Change
Food Safety:
Natural Toxins, Allergens & Drug Residues	$82,567	$79,395	4%
Bacterial & General Sanitation	134,934	47,282	185%
Culture Media & Other	267,178	75,278	255%
Rodent Control, Insect Control & Disinfectants	39,655	35,691	11%
Genomics Services	22,463	22,333	1%
	$546,797	$259,979	110%
Animal Safety:
Life Sciences	6,254	5,685	10%
Veterinary Instruments & Disposables	63,843	63,938	0%
Animal Care & Other	39,068	39,805	(2)%
Rodent Control, Insect Control & Disinfectants	87,423	83,610	5%
Genomics Services	79,062	74,142	7%
	$275,650	$267,180	3%
Total Revenue, net	$822,447	$527,159	56%

Year Ended May 31, 2023 Compared to Year Ended May 31, 2022

Food Safety:

Natural Toxins, Allergens & Drug Residues – Revenues in this category increased 4% in fiscal 2023. Excluding sales of the acquired allergen product line from 3M FSD, sales in this category decreased 3% due to a large decline in sales of drug residue test kits that were largely discontinued in fiscal 2023.

Bacterial & General Sanitation – Sales in this category increased 185% in fiscal 2023 compared to the prior fiscal year. Excluding the contribution of the Clean-Trace® line of general sanitation products and the pathogen test kit product line, both acquired from 3M FSD, organic sales in this category were flat for the full year. A 3% increase in sales of our Soleris line of spoilage detection consumables was offset by a decline in sales of our AccuPoint line of general sanitation products, primarily caused by lack of supply of critical components for our reader.

Culture Media & Other – Sales in this category increased 255% in fiscal 2023 compared to the prior fiscal year, driven primarily from revenues resulting from 3M FSD. Excluding sales of the Petrifilm indicator organism and sample handling product lines acquired in the Transaction, sales rose 7% for the year. Culture media revenues rose 13%, primarily due to a large custom order in the third quarter of the year. Additionally, sales of our Neogen Analytics software as a service platform increased significantly during the year, with approximately 250 sites now on contract.

Rodent Control, Insect Control & Disinfectants – Sales of products in this category sold through our Food Safety operations increased 11% in fiscal 2023 compared to the prior fiscal year. Excluding the November 2021 acquisition of Delf, the increase was 4%, led by higher sales of cleaners and disinfectants in China.

Genomics Services – Sales of genomics services sold through our Food Safety operations increased 1% in fiscal 2023 compared to the prior fiscal year, with increases in beef business in Brazil and the U.K. partially offset by a decline in sample volumes in China, as the first half of the fiscal year was negatively impacted by COVID-19 shutdowns.

Animal Safety:

Life Sciences – Sales in this category increased 10% in fiscal 2023 compared to the prior fiscal year, primarily due to higher demand from customers purchasing substrates and reagents used in clinical diagnostic test kits.

Veterinary Instruments & Disposables – Sales in this category were flat in fiscal 2023 compared to the prior fiscal year, as significant increases in cohesive wrap business won in the second half of the year were offset by lower sales of veterinary instruments, reflecting difficult comparisons to large stocking orders of needles and syringes in the prior year from new business earned in that period.

Animal Care & Other – Sales of these products decreased 2% in fiscal 2023 compared to the prior fiscal year. Lower sales of vitamin injectables and veterinary antibiotics, primarily due to supply constraints, more than offset a 7% increase in sales of vaccines and biologics products and a 4% increase in sales of small animal supplements.

Rodent Control, Insect Control & Disinfectants – Sales in this category increased 5% in fiscal 2023, compared to the prior fiscal year. Cleaner and disinfectants sales rose 11% on new business earned, insect control product sales increased 6%, and rodenticide revenues increased 1%, each compared to the prior year.

Genomics Services – Sales in this category increased 7% in fiscal 2023 compared to the prior fiscal year. Excluding the December 2021 acquisition of Genetic Veterinary Sciences, the growth was 2%. Growth was led by increases in beef and dairy cattle testing in the U.S., Canada and Australia, and strength in domestic companion animal revenues. These increases were partially offset by declines in porcine and poultry testing revenues, due to the loss of two large customer to lower cost competitors.

GROSS MARGIN

Gross margin, expressed as a percentage of sales, was 49.4% during fiscal year 2023 compared to 46.1% during the prior fiscal year. The increase was primarily due to the incremental revenues from the 3M FSD merger, which generated gross margin higher than the legacy company average margin. Within each reporting segment, increased raw material costs pressured gross margins in certain product lines. However, freight costs declined significantly during the comparative period particularly benefitting the Animal Safety segment, although they remained higher than pre-pandemic levels in some areas. Pricing actions taken during the year also mitigated the impact of cost increases.

OPERATING EXPENSES

(dollars in thousands)	2023	2022	% Change
Sales and Marketing	$141,222	$84,604	67%
General and Administrative	201,179	82,742	143%
Research and Development	26,039	17,049	53%
Total Operating Expense	$368,440	$184,395	100%

Operating expenses were $368.4 million during fiscal year 2023, compared to $184.4 million during the prior fiscal year. The increase was primarily the result of $58.2 million of legal, consulting and other expenses related to the 3M FSD transaction and incremental ongoing expenses resulting from the employees who conveyed over to Neogen from 3M FSD and the amortization of intangible assets acquired in the Transaction.

Sales and Marketing:

Sales and marketing expenses were $141.2 million during fiscal year 2023, compared to $84.6 million during the prior fiscal year. The increase in expense was due primarily to $45.4 million in costs incurred for the 3M FSD business, primarily consisting of compensation and related expenses for the conveying 3M FSD sales and marketing team, and the charges for transition services provided by 3M FSD. These invoicing and distribution services will be provided under contract for a period of up to 18 months, concluding by March 1, 2024. The remainder of the increase during the year was due primarily to higher personnel related spending in the legacy business, the result of headcount additions and compensation increases. In addition, travel, trade shows and other customer facing activities continued to increase during the year with the easing of COVID-19 restrictions and greater willingness by customers to interact.

General and Administrative:

General and administrative expenses were $201.2 million during fiscal year 2023, compared to $82.7 million during the prior fiscal year. The current fiscal year included $58.2 million in transaction fees and integration expenses resulting from the 3M FSD transaction and $60.9 million in amortization of intangible assets acquired in the Transaction. Remaining increases for the year were primarily the result of additional personnel hired to accommodate the increased size and complexity of the organization, compensation increases across the organization, the issuance of share based compensation grants, software license fees and other information technology infrastructure investments. Fiscal year 2022 included $25.6 million of 3M FSD-related transaction fees.

Research and Development:

Research and development expense was $26.0 million in fiscal year 2023, compared to $17.0 million during the prior fiscal year. The increase was primarily the result of $8.4 million of ongoing costs associated with the conveying 3M FSD employees.

OPERATING INCOME

Operating income was $37.5 million during fiscal year 2023, compared to operating income of $58.6 million in the prior fiscal year. Expressed as a percentage of sales, operating income was 4.6% during fiscal year 2023 and 11.1% during fiscal year 2022. Operating income, both in dollars and expressed as a percentage of sales, declined compared to the prior year period primarily due to transaction costs resulting from the 3M FSD transaction and amortization of the intangible assets acquired.

OTHER (EXPENSE) INCOME

Other (Expense) Income for the previous two fiscal years consisted of the following:

(dollars in thousands)	2023	2022
Interest income	$3,166	$1,339
Interest expense	(55,961)	(72)
Foreign currency transactions	(5,322)	(40)
Loss on sale of minority interest	(1,516)	-
Loss on investment	(500)	-
Contingent consideration adjustments	300	220
Other	276	142
Total Other Income	$(59,557)	$1,589

The net interest expense recorded during fiscal year 2023 was the result of debt incurred to fund the 3M FSD transaction. In fiscal 2022, the Company had no debt outstanding. Interest income relates to earnings on our marketable securities portfolio. Higher yields on the portfolio were partially offset by lower balances in fiscal year 2023. Other expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate. The increase in expense during fiscal year 2023 was due to U.S. dollar denominated intercompany loans incurred in our international subsidiaries as the result of the 3M FSD transaction on September 1, 2022. Due to our acquisition of Corvium, Inc. in February 2023, we recorded a loss of $1.5 million in fiscal year 2023 on dissolution of our minority interest in that company. Finally, we recorded a loss on investment during fiscal year 2023 related to our investment interest of a start-up entity that was encountering liquidity issues.

PROVISION FOR INCOME TAXES

Income tax expense during fiscal year 2023 was $0.8 million, compared to $11.9 million in the prior fiscal year, primarily resulting from the additional pre-tax loss due to the 3M FSD acquisition, share-based compensation, and foreign rate differential. This was offset primarily by an increase in GILTI income and nondeductible transaction costs.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of May 31, 2023 and May 31, 2022 are $1.1 million and $0.8 million, respectively. The increase in unrecognized tax benefits is primarily associated with the combined 3M FSD, including positions for transfer pricing and research and development credits.

NET INCOME AND INCOME PER SHARE

Net loss was $22.9 million during fiscal year 2023, compared to net income of $48.3 million in the prior fiscal year. The decrease in earnings was primarily the result of $56.0 million of interest expense from the $1 billion in debt incurred in the Transaction, $59.8 million of transaction fees and integration expenses, and $60.9 million in incremental amortization expenses related to 3M FSD intangibles.

NON-GAAP FINANCIAL MEASURES

This report includes certain financial information of Neogen that differs from what is reported in accordance with GAAP. These non-GAAP financial measures consist of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income and adjusted earnings per share. These non-GAAP financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of Neogen, and because these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in Neogen’s industries.

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
•
Other one-time adjustments. We exclude one-time adjustments recorded within operating or other (expense) income to better understand the long-term performance of our core business.

Adjusted EBITDA margin

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of total revenues. We present Adjusted EBITDA margin as a performance measure to analyze the level of Adjusted EBITDA generated from total revenue.

Adjusted Net Income

We define Adjusted Net Income as Net Income, adjusted for share-based compensation, FX translation gain/(loss) on loan revaluation, certain transaction fees and expenses, impairment and scrap of discontinued product lines and other one-time adjustments, all of which are tax effected.

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

Reconciliation between net income and EBITDA and Adjusted EBITDA is as follows:

	Year ended May 31
(in thousands)	2023	2022	2021
Net (Loss) Income	$(22,870)	$48,307	$60,882
Net income margin %	(2.8)%	9.2%	13.0%
Provision for income taxes	828	11,900	14,386
Depreciation and amortization	88,377	23,694	21,041
Interest expense (income), net	52,795	(1,267)	(1,614)
EBITDA	$119,130	$82,634	$94,695
Share-based compensation	10,177	7,154	6,437
FX transaction loss (gain) on loan revaluation(1)	5,226	—	—
Certain transaction fees and integration costs	59,812	25,581	3,085
Contingent consideration adjustments	(300)	—	—
Restructuring	475	—	—
Loss on sale of minority interest	1,516	—	—
Loss on investment	500	—	—
Impairment and scrap of discontinued product lines(2)	5,639	—	—
Inventory step-up charge	3,245	—	—
Adjusted EBITDA	$205,420	$115,369	$104,217
Adjusted EBITDA margin %	25.0%	21.9%	22.2%

(1) Net foreign currency transaction loss (gain) associated with the revaluation of non-functional currency intercompany loans established in connection with FSD transaction.

(2) Expenses associated with intangible asset impairments and inventory scrap amounts related to certain discontinued product lines.

Adjusted EBITDA increased $90.1 million in fiscal year 2023 compared to fiscal year 2022, primarily due to earnings generated from the 3M FSD business, which combined with Neogen on September 1, 2022. Expressed as a percentage of revenue, adjusted EBITDA was 25.0% in fiscal year 2023 compared to 21.9% in fiscal year 2022. Increases in the margin reflect the higher margin products sold by the 3M FSD business, which was not a part of the Company in the prior fiscal year.

Reconciliation between net income and Adjusted Net Income and earnings per share and Adjusted Earnings per Share are as follows:

	Year ended May 31
(in thousands, except earnings per share)	2023	2022	2021
Net Income (Loss)	$(22,870)	$48,307	$60,882
Earnings per diluted share	$(0.12)	$0.45	$0.57
Amortization of acquisition-related intangibles	68,690	7,235	6,271
Share-based compensation	10,177	7,154	6,437
FX transaction loss (gain) on loan revaluation(1)	5,226	—	—
Certain transaction fees and integration costs	59,812	25,581	3,085
Contingent consideration adjustments	(300)	—	—
Restructuring	475	—	—
Loss on sale of minority interest	1,516	—	—
Loss on investment	500	—	—
Impairment and scrap of discontinued product lines(2)	5,639	—	—
Inventory step-up charge	3,245	—	—
Other adjustments(3)	5,864	—	—
Estimated tax effect of above adjustments(4)	(32,323)	(9,017)	(1,904)
Adjusted Net Income	$105,651	$79,260	$74,771
Adjusted Earnings per Share	$0.56	$0.73	$0.70

(1) Net foreign currency transaction loss (gain) associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M FSD transaction.

(2) Expenses associated with intangible asset impairments and inventory scrap amounts related to certain discontinued product lines.

(3) Income tax benefit associated with non-deductible transaction costs that were recognized as expense in prior periods.

(4) Tax effect of adjustments is calculated using projected effective tax rates for each applicable item.

Adjusted Net Income increased $26.4 million during the twelve months ended May 31, 2023 due to the higher Adjusted EBITDA.

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
•
developing and implementing new technology development strategies; and
•
identifying and completing acquisitions that enhance existing product categories or create new products or services, and successfully integrating completed acquisitions, including the FSD transaction.

FINANCIAL CONDITION AND LIQUIDITY

As of May 31, 2023, the overall cash, cash equivalents and marketable securities position of Neogen was $245.6 million. During the fiscal year ended 2023, cash generated from operating activities was $41.0 million, compared to $68.0 million generated in fiscal 2022. The decrease was primarily the result of 3M FSD transaction costs and the addition of FSD accounts receivable. Cash flow from investing activities was $201.0 million during the fiscal year ended 2023, which was primarily the result of proceeds from the sale of marketable securities of $266.8 million. This was partially offset by purchases of property, equipment and non-current intangible assets of $65.8 million. Cash flow for financing activities was $118.1 million during the fiscal year ended 2023, which was primarily the result of the Company paying down $100 million of the $1 billion in debt taken on to enact the FSD transaction.

Net accounts receivable balances were $153.3 million as of May 31, 2023 compared to $99.7 million as of May 31, 2022. Days’ sales outstanding, a measurement of the time it takes to collect receivables, for the legacy business was 57 days as of May 31, 2023, compared to 62 days as of May 31, 2022. The increase in receivables is primarily attributable to the recording of FSD customer balances, currently managed by 3M as a transition service.

As part of transition services agreements between the Company and 3M, related to the merger of the Food Safety business, 3M is invoicing our customers for products that 3M is manufacturing and shipping on our behalf. As of May 31, 2023, there were $57.3 million in customer receivables billed by 3M on our behalf. The Company is working collaboratively with 3M on managing the credit risk associated with the former FSD customers during the period while 3M is providing transition invoicing and distribution services to the Company.

Net inventory was $133.8 million as of May 31, 2023, an increase of $11.5 million, compared to $122.3 million as of May 31, 2022. The higher inventory levels are primarily the result of ongoing inflationary pressures on raw materials at our legacy businesses and raw material inventories purchased to support the FSD. Supply chain issues have moderated throughout fiscal 2023, and we continue to monitor our key raw materials to ensure adequate stock on hand.

Debt and Liquidity

On September 1, 2022, Neogen, 3M, and Neogen Food Safety Corporation, a subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the Transaction that previously was announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction.

On June 30, 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650 million and a five-year senior secured revolving facility in the amount of $150 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Neogen Food Safety Corporation on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation. Financial covenants include maintaining specified levels of funded debt to EBITDA and debt service coverage. Pricing for the term loan is term SOFR plus 235 basis points. The Credit Facilities, together with the Notes described below, represent the financing incurred in connection with the merger of the 3M FSD with Neogen. In September 2022, we paid down $60 million in principal on the term loan and paid an additional $40 million in principal on the term loan in December 2022, in order to decrease the outstanding debt balance.

On July 20, 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Neogen Food Safety Corporation to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Neogen Food Safety Corporation did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Neogen Food Safety Corporation’s common stock to 3M stockholders, the Notes were guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M was released from all obligations under its guarantee. Upon the effectiveness of the merger on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.

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

Contractual Obligations As of May 31, 2023, we have the following contractual obligations due by period:

		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt	$900,000	$—	$—	$550,000	$350,000
Interest obligations	351,649	69,162	125,956	92,047	64,484
Operating Leases	13,895	3,542	5,739	2,729	1,885
Purchase Obligations (1)	100,148	95,620	4,411	117	—
	$1,365,692	$168,324	$136,106	$644,893	$416,369

(1)
Purchase obligations are primarily purchase orders for future inventory and capital equipment purchases.

We continue to make investments in our business and operating facilities. Our preliminary estimate for capital expenditures related to our legacy operations in fiscal 2024 is $30 to $40 million. We also expect to spend approximately $120 million over the next two fiscal years to construct a manufacturing facility in Lansing, Michigan to produce a significant portion of the acquired FSD products and to add additional production capacity for projected growth of existing product lines. Additionally, we expect to spend approximately $30 million over the next two fiscal years to implement a new enterprise resource planning solution.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have interest rate and foreign exchange rate risk exposure but no long-term fixed rate investments. Our primary interest rate risk is due to potential fluctuations of interest rates for our variable rate borrowings.

Foreign exchange risk exposure arises because we market and sell our products throughout the world. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. We use derivative financial instruments to help manage the economic impact of fluctuations in certain currency exchange rates. These contracts are adjusted to fair value through earnings.

Neogen has assets, liabilities, and operations outside of the U.S. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS, our financial condition and results of operations could be adversely affected by currency fluctuations.

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	May 31, 2023	Impact
(dollars in thousands)
Foreign Currency — Revenue	10% Decrease in exchange rates	$39,844	Earnings
Foreign Currency — Hedges	10% Decrease in exchange rates	1,550	Fair Value
Interest Income	10% Decrease in interest rates	434	Earnings
Interest Expense	10% Increase in interest rates	2,125	Earnings

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—NONE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2023, because of the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13-a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On September 1, 2022, we completed our merger with Neogen Food Safety Corporation, a wholly owned subsidiary of 3M that was created to carve out 3M’s Food Safety Division. We are in the process of evaluating the existing controls and procedures of 3M's Food Safety Division and integrating it into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded the business that we acquired from our assessment of the effectiveness of internal control over financial reporting as of May 31, 2023. The business that we acquired in 3M's Food Safety Division represented approximately 82% of the Company’s total assets as of May 31, 2023, 34% of the Company’s revenues and 29% of the Company’s operating income for the year ended May 31, 2023.

Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of May 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the Company’s internal control over financial reporting identified the following material weaknesses that existed as of May 31, 2023:

•
We identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Specifically, we did not design and maintain: (i) sufficient logical access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, manual business process controls that are dependent on the affected ITGCs were also deemed ineffective, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems.
•
We identified a material weakness in internal control related to ineffective period-end invoice accrual controls that are designed to ensure the completeness and accuracy of accrued expenses and accrued capital assets.

•
We identified a material weakness in internal control related to ineffective operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisitions and associated goodwill. Specifically, we did not maintain adequate documentation supporting the precision of the operating effectiveness of certain associated management review controls.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of May 31, 2023.

Following identification of these material weaknesses and prior to filing this Annual Report on Form 10-K, we completed additional procedures and concluded that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP and fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

The Company’s independent registered public accounting firm, BDO USA, P.A., which has audited and reported on our consolidated financial statements, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023, which is included in this annual report below.

Plan of Remediation
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Company continues to provide additional training to personnel and put in place additional quality control measures around its processes and the retention and documentation of evidence of control activities.

When fully implemented and operational, we believe that these actions will remediate the underlying causes of the material weaknesses and strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As we implement these remediation efforts, we may determine that additional steps may be necessary to remediate the material weaknesses. We cannot provide assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and related remediation efforts described above, and any changes resulting from the business combination described above, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Neogen Corporation’s (the “Company’s”) internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2023, and the related notes and our report dated August 15, 2023 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) information technology general controls in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting processes, (2) period-end invoice accrual controls and (3) management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisitions and associated goodwill. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated August 15, 2023 on those consolidated financial statements.

As indicated in the accompanying “Item 9A, Changes in Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 3M’s Food Safety Division, which was acquired on September 1, 2022, and which is included in the consolidated balance sheet of the Company as of May 31, 2023, and the related consolidated statements of income (loss), comprehensive income, stockholders’ equity, and cash flows for the year then ended. 3M’s Food Safety Division constituted 82% of total assets as of May 31, 2023, and 34% and 29% of revenues and operating income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of 3M’s Food Safety Division because of the timing of the acquisition which was completed on September 1, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of 3M’s Food Safety Division.

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

/s/ BDO USA, P.A.

Grand Rapids, Michigan

August 15, 2023

ITEM 9B. OTHER INFORMATION—NONE

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS—NOT APPLICABLE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company and certain corporate governance matters appearing under the captions “Proposal 1 — Election of Directors,” “Information About the Board and Corporate Governance Matters,” and “Additional Information-Delinquent Section 16(a) Reports” is incorporated by reference to Neogen’s 2023 proxy statement to be filed within 120 days of May 31, 2023.

We have adopted a Code of Conduct that applies to our directors, officers, and employees. This Code of Conduct is available on our website at https://www.Neogen.com/globalassets/pdfs/corporate-governance-sec-and-investor-information/codeofconduct.pdf. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the code of conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Information About Our Officers and Executive Officers

The officers of Neogen serve at the discretion of the Board of Directors. The names and titles of our officers as of May 31, 2023 are set forth below.

Name	Position with the Company	Year Joined the Company
John E. Adent	President & Chief Executive Officer	2017
Robert S. Donofrio, Ph.D.	Chief Scientific Officer	2016
Douglas E. Jones	Chief Operating Officer	2020
Jason W. Lilly, Ph.D.	Vice President, Americas & Australia/New Zealand	2005
Julie L. Mann	Chief Human Resources Officer	2017
David H. Naemura	Chief Financial Officer	2022
Steven J. Quinlan	Vice President, Finance	2011
Amy M. Rocklin, Ph.D.	Chief Legal & Compliance Officer	2021

Information concerning the officers of Neogen follows:

John E. Adent, age 55, joined Neogen as Chief Executive Officer on July 17, 2017 and was then named President on September 22, 2017. Prior to joining Neogen, Mr. Adent served as the Chief Executive Officer of Animal Health International, Inc., formerly known as Lextron, Inc., from 2004 to 2015, also serving as its President during that time. Animal Health International was sold to Patterson Companies, Inc. in 2015, and Mr. Adent served as the Chief Executive Officer of the $3.3 billion Animal Health Division of Patterson Animal Health from that period until his resignation on July 1, 2017. Mr. Adent began his career with management responsibilities for Ralston Purina Company, developing animal feed manufacturing and sales operations in China and the Philippines. When Ralston Purina spun off that business to Agribrands, he continued his management role in the European division in Spain and Hungary, serving as managing director of the Hungarian operations. He left Ralston Purina in 2004.

Dr. Robert S. Donofrio, age 50, joined Neogen in February 2016 as Director of Microbiology Research and Development, and was promoted to Director of Food Safety Research and Development in December 2016. In April 2018, Dr. Donofrio was named Vice President, Food Safety Research and Development and then named Vice President, Research and Development in September 2018. In 2022, Dr. Donofrio was named Chief Scientific Officer. Prior to joining Neogen, he worked for 15 years at NSF International in various positions of increasing responsibility, including Director of Microbiology and Molecular Biology and Director of Applied Research, where he led efforts in grant research and method development with partners in academia, industry and government. At Neogen, Dr. Donofrio is responsible for our worldwide research activities.

Douglas E. Jones, age 53, joined Neogen as Chief Commercial Officer on August 17, 2020; in 2022, he was named Chief Operating Officer. Prior to joining Neogen, Mr. Jones served as the President of the Companion Animal Division at Patterson Companies from 2016 to August 2020. Prior to joining Patterson, Mr. Jones served as the Head of Business Operations for the North American Merial Animal Health Division of Sanofi. Mr. Jones began his career as a management consultant with the North Highland Company and PriceWaterhouseCoopers, focusing on commercial transformation and strategy projects in the pharmaceutical, healthcare distribution and high-tech industries.

Dr. Jason W. Lilly, age 49, joined Neogen in June 2005 as Market Development Manager for Food Safety. In June 2009, he moved to the Corporate Development group. He was named Vice President of Corporate Development in December 2011, responsible for the identification and acquisition of new business opportunities for the Company. In January 2019, Dr. Lilly was named Vice President, International Business, responsible for Neogen’s operations outside of the U.S. and Canada. In May 2023, Dr. Lilly was named Vice President, Americas & Australia/New Zealand, with responsibility for all commercial business in those regions. He also has strategic and operational oversight of our global genomics business. Prior to joining Neogen, he served in various technical sales and marketing roles at Invitrogen Corporation.

Julie L. Mann, age 58, joined Neogen in 2017 as Director of Human Resources and was promoted to Senior Director of Human Resources in June 2019. In 2020, Ms. Mann was named Chief Human Resources Officer, with responsibilities for people-focused programs and initiatives for Neogen’s worldwide employees. Ms. Mann has more than 30 years of experience focused on all aspects of strategic human resources including talent acquisition, compensation and benefits, employee development and employee relations. Prior to joining Neogen, Ms. Mann held the positions of Director, Talent Acquisition at Holland, a logistics company, and Director, People Services Consulting at Herman Miller.

David H. Naemura, age 54, joined Neogen in November 2022 as Chief Financial Officer. Previously, Mr. Naemura served as the Senior Vice President and Chief Financial Officer of Vontier Corporation from February 2020 until November 2022. Mr. Naemura served as Chief Financial Officer of Gates Industrial Corporation from March 2015 to January 2020. Prior to his time at Gates Industrial Corporation, Mr. Naemura served as Vice President of Finance and Group Chief Financial Officer at Danaher Corporation from April 2012 to March 2015, and previously served as Danaher Corporation’s Test & Measurement Communications Platform Chief Financial Officer from January 2009 to April 2012. Prior to 2009, Mr. Naemura was employed by Tektronix Corporation from August 2000 to January 2009, including during its acquisition by Danaher Corporation in 2007.

Steven J. Quinlan, age 60, joined Neogen in January 2011 as Vice President & Chief Financial Officer and was also Corporate Secretary until March 2021. Mr. Quinlan announced his retirement in September 2022 and Mr. Naemura was subsequently appointed as Chief Financial Officer, beginning in November 2022. For the remainder of fiscal year 2023, Mr. Quinlan continued to serve the Company as Vice President of Finance and is continuing to work on special projects through the end of the 2023 calendar year. Prior to his retirement announcement, Mr. Quinlan was responsible for all internal and external financial reporting for Neogen, and managed the accounting, information technology, corporate purchasing, treasury and investor relations functions. Mr. Quinlan came to Neogen following 19 years at Detrex Corporation (1992-2010), the last eight years serving as Vice President-Finance, CFO and Treasurer. He was on the audit staff at the public accounting firm Price Waterhouse (now PricewaterhouseCoopers) from 1985-1989.

Amy M. Rocklin, Ph.D., age 51, joined Neogen in March 2021 as Vice President, General Counsel & Corporate Secretary. In 2022, Dr. Rocklin was named Chief Legal & Compliance Officer. In this role, she is responsible for all legal and compliance matters and also leads the regulatory, quality and ESG functions. Dr. Rocklin also serves as the Corporate Secretary. Prior to joining Neogen, Dr. Rocklin was Division Vice President, Corporate Law at Corning Incorporated. In her nearly ten years at Corning, she held multiple leadership positions within Corning’s Law Department, including Director of Law, M&A and Emerging Innovations. Before Corning, Dr. Rocklin held leadership positions at Smiths Group plc and was in private practice at the law firm of Foley & Lardner LLP.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Information About the Board and Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio”, and “Compensation of Directors” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Information about the Board and Corporate Governance Matters-Independent Directors,” “Board Committees” and “Certain Relationships and Related Party Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item, and pursuant to Regulation 14A of the Exchange Act, is incorporated by reference from the section entitled “Proposal 3 — Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2023.

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

Year Ended May 31, 2023

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of December 13, 2021, by and among 3M Company, Neogen Food Safety Corporation, Neogen Corporation and Nova RMT Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.2

Separation and Distribution Agreement, dated as of December 13, 2021, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Neogen Corporation on December 15, 2021).

2.3

Amendment No. 1 to the Separation and Distribution Agreement, dated as of August 31, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

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

3.6	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 14, 2000).

3.7	Amendment to the By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

4.1	Senior Notes Indenture for 8.625% Senior Notes due 2030, dated as of July 20, 2022, among Neogen Food Safety Corporation, as issuer, the guarantors party thereto from time to time, and U.S.

EXHIBIT NO.	DESCRIPTION

Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.10 to Neogen’s Registration Statement on Form S-4 (Registration No. 333-263667), filed with the SEC on July 27, 2022).

4.2

Supplemental Indenture, dated as of September 1, 2022, among Neogen Food Safety Corporation (f/k/a Neogen Food Safety Corporation), as issuer, U.S. Bank Trust Company, National Association, as trustee, Neogen Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.1

Tax Matters Agreement, dated as of September 1, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.2

Intellectual Property Cross-License Agreement, dated as of September 1, 2022, by and between 3M Company and Neogen Food Safety Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.3

Trademark Transitional License Agreement, dated as of September 1, 2022, by and among 3M Company, 3M Innovative Properties Company, Neogen Corporation and Neogen Food Safety Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.4

Transition Services Agreement, dated as of September 1, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.5

Transition Distribution Services Agreement, dated as of September 1, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.6

Transition Contract Manufacturing Agreement, dated as of September 1, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.7

Clean-Trace(TM) Distribution Agreement, dated as of September 1, 2022, by and between 3M Company and Neogen Food Safety Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.8

Real Estate License Agreement, dated as of September 1, 2022, by and among certain subsidiaries of Neogen Corporation, 3M Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.9

Credit Agreement, dated as of June 30, 2022, among Neogen Food Safety Corporation, as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and joined thereto as of September 1, 2022 by Neogen Corporation, as a borrower (incorporated by reference to Exhibit 10.9 to Neogen’s Registration Statement on Form S-4 (Registration No. 333-263667), filed with the SEC on July 27, 2022).

21	Listing of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm BDO USA, P.A.

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT NO.	DESCRIPTION
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGEN CORPORATION

By:	/s/ John E. Adent	By:	/s/ David H. Naemura
	John E. Adent, President & Chief		David H. Naemura,
	Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial & Accounting Officer)

Dated: August 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President & Chief Executive Officer
/s/ John E. Adent	(Principal Executive Officer)	August 15, 2023
John E. Adent

Chief Financial Officer
/s/ David H. Naemura	(Principal Financial & Accounting Officer)	August 15, 2023
David H. Naemura

*	Chairman of the Board of Directors	August 15, 2023
James C. Borel

*	Director	August 15, 2023
William T. Boehm, Ph.D.

*	Director	August 15, 2023
Jeffrey D. Capello

*	Director	August 15, 2023
Ronald D. Green, Ph.D.

*	Director	August 15, 2023
Aashima Gupta

*	Director	August 15, 2023
Raphael A. Rodriguez

*	Director	August 15, 2023
James P. Tobin

*	Director	August 15, 2023
Darci L. Vetter

Signature		Title	Date
*		Director	August 15, 2023
Catherine E. Woteki, Ph.D.

*By:	/s/ John E. Adent
	John E. Adent, Attorney-in-fact		August 15, 2023

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(a)(2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2023

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

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 15, 2023 expressed an adverse opinion thereon.

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

Valuation of the customer relationships intangible asset – 3M Food Safety Division transaction

As described in Note 3 to the consolidated financial statements, on September 1, 2022, the Company completed a transaction combining 3M’s Food Safety Division with Neogen in a Reverse Morris Trust transaction for consideration of approximately $3.2 billion, which resulted in recording of a customer relationships intangible asset valued at $1.17 billion. Management determined the fair value of the acquired customer relationships intangible asset by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate.

We identified the valuation of the customer relationship intangible asset from the 3M Food Safety Division transaction as a critical audit matter. The principal considerations for this determination are the significant judgments and assumptions made by management when determining the fair value of the customer relationships intangible asset, specifically the forecasted revenue growth rate and customer attrition rate. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skills in valuation to assist in (i) evaluating management’s process for estimating the fair value of the customer relationship intangible asset, and (ii) evaluating the methodology used and the reasonableness of the attrition rate.
•
Evaluating the reliability of the underlying data provided by management.
•
Evaluating the reasonableness of the significant assumptions related to the forecasted revenue growth rate by (i) analyzing the current and past performance of the former 3M Food Safety Division, (ii) evaluating the consistency with external market and industry data, and (iii) comparing the consistency with evidence obtained in other areas of the audit.

/s/ BDO USA, P.A.

We have served as the Company’s auditor since 2014.

Grand Rapids, Michigan

August 15, 2023

Neogen Corporation

Consolidated Balance Sheets – Assets

(in thousands)

	May 31
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$163,240	$44,473
Marketable securities	82,329	336,578
Accounts receivable, net	153,253	99,674
Inventories	133,812	122,313
Prepaid expenses and other current assets	53,297	23,760
Total Current Assets	585,931	626,798
Property and Equipment
Land and improvements	10,209	9,485
Building and improvements	96,794	79,513
Machinery and equipment	152,547	114,180
Furniture and fixtures	7,080	6,307
Construction in progress	52,237	5,974
	318,867	215,459
Less accumulated depreciation	(120,118)	(104,875)
Net Property and Equipment	198,749	110,584
Other Assets
Right of use assets	11,933	3,184
Goodwill	2,137,496	142,704
Other non-amortizable intangible assets	14,316	15,397
Amortizable intangible assets, net	1,590,787	92,106
Other non-current assets	15,220	2,156
Total Other Assets	3,769,752	255,547
Total Assets	$4,554,432	$992,929

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

(in thousands, except shares and per share)

	May 31
	2023	2022
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$76,669	$34,614
Accrued compensation	25,153	11,123
Income tax payable	6,951	2,126
Accrued interest	11,149	—
Deferred revenue	4,616	5,460
Other accruals	20,934	24,521
Total Current Liabilities	145,472	77,844
Deferred Income Tax Liability	353,427	17,011
Non-Current Debt	885,439	—
Other Non-Current Liabilities	35,877	10,700
Total Liabilities	1,420,215	105,555
Commitments and Contingencies (note 7)
Stockholders’ Equity
Preferred stock, $1.00 par value — shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 315,000,000; 216,245,501 and 107,801,094 shares issued and outstanding at May 31, 2023 and 2022, respectively	34,599	17,248
Additional paid-in capital	2,567,828	309,984
Accumulated other comprehensive loss	(33,251)	(27,769)
Retained earnings	565,041	587,911
Total Stockholders’ Equity	3,134,217	887,374
Total Liabilities and Stockholders’ Equity	$4,554,432	$992,929

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Income (Loss)

(in thousands, except per share)

	Year Ended May 31
	2023	2022	2021
Revenues
Product revenues, net	$715,076	$424,664	$376,302
Service revenues, net	107,371	102,495	92,157
Total Revenues, net	822,447	527,159	468,459
Cost of Revenues
Cost of product revenues	354,707	228,017	201,348
Cost of service revenues	61,785	56,129	52,055
Total Cost of Revenues	416,492	284,146	253,403
Gross Margin	405,955	243,013	215,056
Operating Expenses
Sales and marketing	141,222	84,604	73,443
General and administrative	201,179	82,742	51,197
Research and development	26,039	17,049	16,247
Total Operating Expenses	368,440	184,395	140,887
Operating Income	37,515	58,618	74,169
Other (Expense) Income
Interest income	3,166	1,339	1,692
Interest expense	(55,961)	(72)	(78)
Other, net	(6,762)	322	(515)
Total Other (Expense) Income	(59,557)	1,589	1,099
(Loss) Income Before Taxes	(22,042)	60,207	75,268
Provision for Income Taxes	828	11,900	14,386
Net (Loss) Income	$(22,870)	$48,307	$60,882
Net (Loss) Income Per Share
Basic	$(0.12)	$0.45	$0.57
Diluted	$(0.12)	$0.45	$0.57
Weighted Average Shares Outstanding
Basic	188,881	107,684	106,499
Diluted	188,881	108,020	107,120

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended May 31
	2023	2022	2021
Net (Loss) Income	$(22,870)	$48,307	$60,882
Other comprehensive (loss) income:
Foreign currency translations	(4,796)	(13,955)	8,602
Unrealized gain (loss) on marketable securities, net of tax of $389, $(728), and $(80)	1,353	(2,439)	(268)
Unrealized loss on derivative instruments, net of tax of $(644)	(2,039)	-	-
Other comprehensive (loss) income, net of tax:	(5,482)	(16,394)	8,334
Comprehensive (loss) income	$(28,352)	$31,913	$69,216

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, June 1, 2020	105,891,682	$16,943	$249,221	$(19,709)	$478,722	$725,177
Exercise of options, RSUs and share-based compensation expense	1,410,948	226	39,454	—	—	39,680
Issuance of shares under employee stock purchase plan	38,406	6	1,382	—	—	1,388
Issuance of shares for Megazyme acquisition	127,268	20	4,896	—	—	4,916
Net income for 2021	—	—	—	—	60,882	60,882
Other comprehensive income	—	—	—	8,334	—	8,334
Balance, May 31, 2021	107,468,304	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options, RSUs and share-based compensation expense	289,334	46	13,162	—	—	13,208
Issuance of shares under employee stock purchase plan	43,456	7	1,869	—	—	1,876
Net income for 2022	—	—	—	—	48,307	48,307
Other comprehensive loss	—	—	—	(16,394)	—	(16,394)
Balance, May 31, 2022	107,801,094	$17,248	$309,984	$(27,769)	587,911	$887,374
Exercise of options, RSUs and share-based compensation expense	79,857	13	10,483	—	—	10,496
Issuance of shares under employee stock purchase plan	94,604	15	1,843	—	—	1,858
Issuance of shares for 3M transaction	108,269,946	17,323	2,245,518			2,262,841
Net loss for 2023	—	—	—	—	(22,870)	(22,870)
Other comprehensive loss	—	—	—	(5,482)	—	(5,482)
Balance, May 31, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended May 31
	2023	2022	2021
Cash Flows From Operating Activities
Net (loss) income	$(22,870)	$48,307	$60,882
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	88,377	23,694	21,041
Impairment of discontinued product lines	3,109	—	—
Loss on sale of minority interest and investment	2,016	—	—
Deferred income taxes	(19,230)	(4,695)	(640)
Share-based compensation	10,177	7,154	6,437
Gain on disposal of property and equipment	(486)	—	—
Amortization of debt issuance costs	2,720	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(53,879)	(7,798)	(2,595)
Inventories	9,955	(21,072)	2,450
Prepaid expenses and other assets	(3,121)	(4,054)	(3,386)
Accounts payable, accruals and changes	18,642	20,238	(2,221)
Interest expense accrual	4,052	—	—
Changes in other non-current assets and non-current liabilities	1,566	6,264	(879)
Net Cash From Operating Activities	41,028	68,038	81,089
Cash Flows From (For) Investing Activities
Purchase of property, equipment and other non-current intangible assets	(65,757)	(24,429)	(26,712)
Proceeds from the maturities of marketable securities	266,772	381,839	764,597
Purchase of marketable securities	(12,523)	(415,894)	(792,678)
Proceeds from the sale of property and equipment	826	—	—
Business acquisitions, net of working capital adjustments and cash acquired	11,721	(38,745)	(50,771)
Net Cash From (For) Investing Activities	201,039	(97,229)	(105,564)
Cash Flows (For) From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	1,195	7,933	34,631
Debt issuance costs paid	(19,276)	—	—
Repayment of debt	(100,000)	—	—
Payment of contingent consideration	—	(1,120)	(1,087)
Net Cash (For) From Financing Activities	(118,081)	6,813	33,544
Effects of Foreign Exchange Rate on Cash	(5,219)	(8,751)	264
Net Increase (Decrease) in Cash and Cash Equivalents	118,767	(31,129)	9,333
Cash and Cash Equivalents, Beginning of Year	44,473	75,602	66,269
Cash and Cash Equivalents, End of Year	$163,240	$44,473	$75,602
Supplementary Cash Flow Information
Cash paid for interest	$42,616	$72	$78
Income taxes paid, net of refunds	$15,473	$17,242	$14,966

See accompanying notes to consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share and share amounts)

1.
Summary of Significant Accounting Policies

Description of Business

Neogen Corporation and subsidiaries ("Neogen," "we," "our," or the "Company") develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The majority of the diagnostic test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology, and advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, cleaners, disinfectants, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace and human forensic markets.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries, all of which are wholly-owned as of May 31, 2023.

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

Recently Adopted Accounting Standards

Acquired contract assets and liabilities in a business combination

On June 1, 2023, the Company adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amended ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. Adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

Reference Rate Reform

On September 1, 2022, the Company adopted Accounting Standards Codification Topic 848, Reference Rate Reform (Topic 848), which provided temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under Topic 848, contract modifications resulting from the transition to a new reference rate may be accounted for as a continuation of the existing contract. The Company now uses the Secured Overnight Financing Rate (SOFR). Adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy. Cash held by foreign subsidiaries was $36,288 and $17,057 at May 31, 2023 and 2022, respectively.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds rated at least A-1/P-1 (short-term) and A/A2 (long-term) with original maturities between 91 days and two years. These securities are classified as available for sale. Changes in fair value are monitored and recorded on a monthly basis and are recorded in other comprehensive income (loss). In the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. If fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions. Short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other (expense) income on the consolidated statements of income (loss).

Marketable Securities as of May 31, 2023 and 2022 are listed below by classification and remaining maturities.

		Year ended May 31
	Maturity	2023	2022
Commercial Paper & Corporate Bonds	0 - 90 days	$22,552	$106,497
	91 -180 days	35,692	61,373
	181 days -1 year	23,768	91,706
	1 - 2 years	317	77,002
Total Marketable Securities		$82,329	$336,578

The components of marketable securities as of May 31, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$83,549	$0	$(1,220)	$82,329

The components of marketable securities as of May 31, 2022 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$339,540	$7	$(2,969)	$336,578

Derivative Financial Instruments

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive income (loss), and amounts are reclassified into earnings on the consolidated statement of income (loss) when transactions are realized. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect amounts reflected in the consolidated financial statements. Considerable judgment is often involved in making such estimates, and the use of different assumptions could result in different conclusions. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for credit losses. No customer accounted for more than 10% of accounts receivable May 31, 2023 or 2022, respectively. The activity in the allowance for credit losses was as follows:

	Year ended May 31
	2023	2022	2021
Beginning Balance	$1,650	$1,400	$1,350
Provision	1,460	332	239
Recoveries	46	98	139
Write-offs	(329)	(180)	(328)
Ending Balance	$2,827	$1,650	$1,400

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out method. The components of inventories were as follows:

	Year ended May 31
	2023	2022
Raw Materials	$64,971	$58,667
Work-in-process	5,369	6,388
Finished goods	63,472	57,258
	$133,812	$122,313

The Company’s inventories are analyzed for slow moving, expired and obsolete items on a quarterly basis and the valuation allowance is adjusted as required within cost of revenues expense. The valuation allowance for inventory was $6,270 and $4,050 at May 31, 2023 and 2022, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements, and three to 10 years for furniture, fixtures, computers, leasehold improvements, and machinery and equipment. Depreciation expense was $17,292, $14,094, and $13,288 in fiscal years 2023, 2022, and 2021, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. The Company's business is organized into two operating segments: Food Safety and Animal Safety. Under the goodwill guidance, management determined that each of its segments represents a reporting unit. Other intangible assets include customer relationships, trademarks, licenses, trade names, covenants not-to-compete and patents. Customer relationships intangibles are amortized on either an accelerated or straight-line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight-line basis. Intangibles are amortized over 2 to 25 years.

Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill is tested for impairment annually in the fourth quarter. Management also reviews the carrying amounts of non-amortizable intangible assets annually, or when indications of impairment exist, to determine if such assets may be impaired. These are tested for impairment annually in the fourth quarter. During management's annual test or when there are indicators of impairment, if the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable

EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.

Amortizable intangible assets are tested for impairment when indications of impairment exist. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis, such assets are reduced to their estimated fair value and a charge is recorded to operations.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset are less than the carrying value of the asset. In such an event, fair value is determined using discounted cash flows, and if lower than the carrying value, impairment is recognized through a charge to operations. No impairments of long-lived assets were identified during the years ended May 31, 2023, 2022 and 2021, respectively.

Equity Compensation Plans

At May 31, 2023, the Company had stock option plans which are described more fully in Note 5 to the consolidated financial statements.

We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. Our stock-based compensation expense is reflected in general and administrative expense in our consolidated statements of income (loss).

Research and Development Costs

Research and development costs, which consist primarily of compensation costs, administrative expenses and new product development, among other items, are expensed as incurred.

Advertising Costs

Advertising costs are expensed within sales and marketing as incurred and totaled $2,548, $2,018, and $1,687 in fiscal years 2023, 2022, and 2021, respectively.

Net (Loss) Income per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding during each year. Diluted (loss) earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding. Our dilutive potential common shares outstanding during the years result from dilutive stock options and restricted stock units. The following table presents the net (loss) income per share calculations:

	Year ended May 31
	2023	2022	2021
Numerator for basic and diluted net (loss) income per share — Net (Loss) Income	$(22,870)	$48,307	$60,882
Denominator for basic net (loss) income per share — Weighted average shares	188,881	107,684	106,499
Effect of dilutive stock options and restricted stock units	-	336	621
Denominator for diluted net (loss) income per share	188,881	108,020	107,120
Net (loss) income attributable per share
Basic	$(0.12)	$0.45	$0.57
Diluted	$(0.12)	$0.45	$0.57

Due to the net loss in fiscal 2023, the dilutive stock options and RSUs are anti-dilutive. At May 31, 2023 and May 31, 2022, 148,000 and 383,000 shares, respectively, were excluded from the calculation of diluted net (loss) income per share, because the inclusion of such securities in the calculation would have been anti-dilutive. At May 31, 2021, no potential shares were excluded from the computation.

Leases

The Company recognizes in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use assets and lease liabilities. Right-of-use assets are recorded in other assets on our consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on our consolidated balance sheets.

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
•
The determination of the discount rate used in a lease is our incremental borrowing rate that is based on our estimate of what we would normally pay to borrow on a fully collateralized and amortized basis over a similar term an amount equal to the lease payments.

Supplemental balance sheet information related to operating leases was as follows:

	Year ended May 31
	2023	2022
Rights of use - assets	$11,933	$3,184
Lease liabilities - current	3,277	1,440
Lease liabilities - non-current	8,812	1,788

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended May 31
	2023	2022
Weighted average remaining lease term	4.7 years	3 years
Weighted average discount rate	4.7%	1.7%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of income (loss). The components of lease expense were as follows:

	Year ended May 31
	2023	2022
Operating leases	$2,097	$438
Short term leases	460	277
Total lease expense	$2,557	$715

Cash paid for amounts included in the measurement of lease liabilities for operating leases included in cash flows from operations on the statement of cash flows was approximately $2,139, $1,407, and $1,397 for the years ended May 31, 2023, 2022 and 2021, respectively. Non-cash additions to right-of-use assets obtained from new operating lease liabilities were $11,192 for the year ended May 31, 2023.

Maturities of operating lease liabilities as of May 31, 2023 are as follows:

Years ending May 31,	Amount
2024	$3,542
2025	3,014
2026	2,725
2027	1,624
2028	1,105
2029 and thereafter	1,885
Total lease payments	$13,895
Less: imputed interest	(1,806)
Total lease liabilities	$12,089

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

Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method, for incentives that are offered to individual customers, and the expected-value method, for programs that are offered to a broad group of customers. Variable consideration reduces the amount of revenue that is recognized. Rebate obligations related to customer incentive programs are recorded in accrued liabilities. The rebate estimates are adjusted at the end of each applicable measurement period based on information currently available.

The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense. These expenses totaled $18,513, $17,482, and $15,180 in fiscal years 2023, 2022, and 2021, respectively. Revenue is recognized net of any tax collected from customers. The taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. While these situations are infrequent, due to immateriality of the amount, warranty claims are recorded in the period incurred.

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
•
Consumable products marketed to veterinarians, retailers, livestock producers and animal health product distributors; and
•
Rodent control products, disinfectants and insect control products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

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

The Company has no contract assets. Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are listed as Deferred revenue on the consolidated balance sheets. During fiscal year 2023 and 2022, the Company recorded additions of $11,046 and $10,229 to deferred revenue, respectively. During fiscal year 2023 and 2022, the Company recognized $11,890 and $8,173, respectively, of deferred revenue amounts into revenue. Changes in the balances relate primarily to sales of the Company's genomics services.

On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M’s Food Safety business. Similar to Neogen, 3M’s former Food Safety business sells diagnostic test kits, dehydrated culture media, and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenue for these products are recognized and invoiced when the product is shipped to the customer. These products are currently manufactured, invoiced and distributed by 3M on behalf of, and as directed by Neogen to its customers under a number of transition service contracts.

The following table presents disaggregated revenue by major product and service categories for the years ended May 31, 2023, 2022 and 2021:

	Year Ended
	May 31, 2023	May 31, 2022	May 31, 2021
Food Safety:
Natural Toxins, Allergens & Drug Residues	$82,567	$79,395	$76,614
Bacterial & General Sanitation	134,934	47,282	44,009
Culture Media & Other	267,178	75,278	61,245
Rodent Control, Insect Control & Disinfectants	39,655	35,691	32,219
Genomics Services	22,463	22,333	20,157
	$546,797	$259,979	$234,244
Animal Safety:
Life Sciences	6,254	5,685	5,715
Veterinary Instruments & Disposables	63,843	63,938	48,128
Animal Care & Other	39,068	39,805	35,897
Rodent Control, Insect Control & Disinfectants	87,423	83,610	77,458
Genomics Services	79,062	74,142	67,017
	$275,650	$267,180	$234,215
Total Revenue	$822,447	$527,159	$468,459

2.
Goodwill and Other Intangible Assets

Goodwill

Management completed the annual impairment analysis of goodwill using a third-party quantitative assessment as of the first day of the fourth quarter of fiscal year 2023. The fair value of each reporting unit was determined and compared to the carrying value. The inputs to the fair value are defined in the fair value hierarchy as Level 3 inputs. If the carrying value had exceeded the fair value, an impairment charge would have been recorded based on that difference. The annual impairment analysis resulted in no impairment for 2023. Management completed the annual impairment analysis of goodwill using a qualitative approach during fiscal year 2022, which resulted in no impairment charges.

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
Balance, May 31, 2021	$67,822	$63,654	$131,476
Acquisitions	4,152	11,752	15,904
Foreign currency translation and other	(4,416)	(260)	(4,676)
Balance, May 31, 2022	$67,558	$75,146	$142,704
Acquisitions (1)	1,985,476	6,783	1,992,259
Foreign currency translation and other	3,127	(594)	2,533
Balance, May 31, 2023	$2,056,161	$81,335	$2,137,496

(1) Animal Safety acquisitions represents portion of FSD transaction recorded at Neogen Australasia.

Other Intangible Assets

As of May 31, 2023, non-amortizable intangible assets included licenses of $569, trademarks of $12,522 and other intangibles of $1,224. During fiscal year 2023, the Company recorded an impairment of $1,000 to its non-amortizable trademarks related to discontinued product lines.

As of May 31, 2022, non-amortizable intangible assets included licenses of $569, trademarks of $13,604 and other intangibles of $1,224.

Management completed the annual impairment analysis of intangible assets with indefinite lives using a qualitative assessment for fiscal year 2023 and a quantitative assessment for fiscal year 2022. Other than the impairment in fiscal year 2023 related to the discrete trademarks discussed above, management determined that recorded amounts were not impaired and that no impairment charges were necessary.

Amortizable intangible assets consisted of the following and are included in amortizable intangible assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$16,010	$6,763	$9,247
Covenants not to compete	488	384	104
Patents	8,499	4,865	3,634
Customer relationships intangibles	1,244,635	81,577	1,163,058
Trade names and trademarks	111,172	3,583	107,589
Developed technology	309,609	20,175	289,434
Other product and service-related intangibles	23,628	5,907	17,721
Balance, May 31, 2023	$1,714,041	$123,254	$1,590,787

Licenses	$17,109	$5,682	$11,427
Covenants not to compete	846	671	175
Patents	8,347	4,583	3,764
Customer relationships intangibles	75,000	33,662	41,338
Trade names and trademarks	1,180	167	1,013
Developed technology	17,741	6,124	11,617
Other product and service-related intangibles	27,299	4,527	22,772
Balance, May 31, 2022	$147,522	$55,416	$92,106

During fiscal year 2023, the Company recorded an impairment of $2,109 to its amortizable licenses related to discontinued product lines.

Amortization expense for intangibles totaled $71,085, $9,600, and $7,753 in fiscal years 2023, 2022, and 2021, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows: $93,200 in 2024, $92,900 in 2025, $92,300 in 2026, $91,700 in 2027, $90,900 in 2028 and $1,129,987 thereafter.

The amortizable intangible assets' useful lives are 2 to 20 years for licenses, 3 to 10 years for covenants not to compete, 5 to 25 years for patents, 9 to 20 years for customer relationships, 10 to 25 years for trade names and trademarks, 10 to 20 years for developed technology and 5 to 15 years for other product and service-related intangibles. All definite-lived intangibles are amortized on a straight-line basis with the exception of definite-lived customer relationships intangibles and product and service-related intangibles, which are amortized on either a straight-line or an accelerated basis.

The weighted average remaining amortization period for intangibles was 18 years as of May 31, 2023 and eight years as of May 31, 2022.

3.
Business Combinations

The Consolidated Statements of Income (Loss) reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions described below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

Fiscal 2021

In July 2020, the Company acquired the U.S. (including territories) rights to Elanco’s StandGuard Pour-on for horn fly and lice control in beef cattle, and related assets. Consideration for the purchase was $2,351 in cash, all paid at closing. The final purchase price allocation, based upon the fair value of these assets determined using the income approach, included inventory of $51 and intangible assets of $2,300. Sales are reported within the Animal Safety segment.

In December 2020, the Company acquired all of the stock of Megazyme, Ltd, an Ireland-based company, and its wholly-owned subsidiaries, U.S.-based Megazyme, Inc. and Ireland-based Megazyme IP. Megazyme is a manufacturer and supplier of diagnostic assay kits and enzymes to measure dietary fiber, complex carbohydrates and enzymes in food and beverages as well as animal feeds. Consideration for the purchase was net cash of $39,800 paid at closing, $8,600 of cash placed in escrow payable to the former owner in two installments in two and four years, $4,900 of stock issued at closing, and up to $2,500 of contingent consideration, payable in two installments over the next year, based upon an excess net sales formula. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,376, inventory of $5,595, net property, plant and equipment of $12,599, prepayments of $69, other current liabilities of $1,815, contingent consideration accrual of $2,458, non-current liabilities of $319, non-current deferred tax liabilities of $3,306, intangible assets of $22,945 and the remainder to goodwill (non-deductible for tax purposes). In the year subsequent to the acquisition, payments of $2,349 were made to the former owner. In the second year after the acquisition, the first escrow installment payment was also made. The Irish companies continue to operate in Bray, Ireland, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation. The Company’s U.S. business is now managed by our Lansing-based Food Safety team.

Fiscal 2022

In September 2021, the Company acquired all of the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provided entry into the retail parasiticide market and enhanced the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17,900 paid at closing. There also is the potential for performance milestone payments to the former owners of up to $6,500 and the Company could incur up to $14,500 in future royalty payments. The final purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308, inventory of $531, prepayments of $296, accounts payable of $120, other current liabilities of $84, non-current liabilities of $6,500, intangible assets of $19,200 and the remainder to goodwill (deductible for tax purposes). Upon revaluation of the contingent liability during the third quarter of fiscal year 2023, the Company recognized a gain of $300 on the performance milestone liability, recorded within other income. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.

In November 2021, the Company acquired all of the stock of Delf (U.K.) Ltd., a United Kingdom-based manufacturer and supplier of animal hygiene and industrial cleaning products, and Abbott Analytical Ltd., a related service provider. This acquisition expanded the Company’s line of dairy hygiene products and enhances our cleaner and disinfectant product portfolio. Consideration for the purchase was net cash of $9,500 paid at closing. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $1,059, inventory of $972, net property, plant and equipment of $152, prepayments of $31, accounts payable of $497, other current liabilities of $378, non-current deferred tax liabilities of $780, intangible assets of $3,100 and the remainder to goodwill (non-deductible for tax purposes). The companies continue to operate from their current location in Liverpool, England, reporting within the Food Safety segment and are managed through Neogen’s Scotland operation.

In December 2021, the Company acquired all of the stock of Genetic Veterinary Sciences, Inc., a companion animal genetic testing business providing genetic information for dogs, cats and birds to animal owners, breeders and veterinarians. This acquisition further will expand the Company’s presence in the companion animal market. Consideration for the purchase was $11,300 in net cash. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $38, net inventory of $292, net property, plant and equipment of $399, prepayments of $54, accounts payable of $325, unearned revenue of $1,900, other current liabilities of $321, intangible assets of $5,500 and the remainder to goodwill (deductible for tax purposes). The business is operated from its current location in Spokane, Washington, reporting within the Animal Safety segment. Since completion of initial estimates in the second quarter of fiscal year 2022, the Company has recorded insignificant measurement period adjustments, which resulted in a decrease to the base purchase price.

Fiscal 2023

Thai-Neo Biotech Co., Ltd. Acquisition

On July 1, 2022, the Company acquired all of the stock of Thai-Neo Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. This acquisition gives Neogen a direct sales presence in Thailand. Consideration for the purchase was $1,581 in net cash, with $1,310 paid at closing, $37 paid on November 29, 2022 as a working capital adjustment and $234 payable on October 1, 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included intangible assets of $620 (with an estimated life of 10 years). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.

Corvium Acquisition

On February 10, 2023, the Company acquired certain assets as part of an asset purchase agreement with Corvium, Inc., a partner and supplier within the Company's software analytics platform. This acquisition, which primarily includes the software technology, advances the Company's food safety data analytics strategy. The purchase price consideration was $24,067, which included $9,004 held in escrow. Subsequent to May 31, 2023, $8,000 of the escrow balance was released to Corvium, Inc. in July 2023. This transaction is a business combination and was accounted for using the acquisition method.

There also is the potential for performance milestone payments of up to $8,500 based on successful implementation of the software service at customer sites and sale of licenses. As a result, the Company has recorded contingent liabilities of $930 as part of the opening balance sheet within Other non-current liabilities, as shown below.

In the fourth quarter of fiscal 2023, the Company recorded adjustments to intangible assets of $3,820 and contingent liability of $1,070, which decreased the balances, based on a third-party advisor's valuation work and fair value estimates. Goodwill, which is fully deductible for tax purposes, includes value associated with profits earned from data management solutions that can be offered to existing customers and the expertise and reputation of the assembled workforce. These values are Level 3 fair value measurements.

Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). While we believe that these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, we will continue to evaluate available information prior to finalization of the amounts. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of intangible assets.

Due to the Company's acquisition of Corvium, Inc., it recorded a loss of $1,500 during fiscal year 2023 on dissolution of its minority interest in that company.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Prepaids and other current assets	$66
Property, plant and equipment	13
Intangible assets	10,180
Deferred revenue	(1,827)
Adjustment of annual license prepaid	(419)
Other non-current liabilities	(930)
Total identifiable assets and liabilities acquired	7,083
Goodwill	16,984
Total purchase consideration	$24,067

For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

3M Food Safety transaction

On September 1, 2022, Neogen, 3M Company (“3M”), and Neogen Food Safety Corporation (“Neogen Food Safety Corporation”), a subsidiary created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), closed on the transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”). Immediately following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

The acquired business is a leading provider of food safety testing solutions. It offers a broad range of food safety testing products that support multiple industries within food and beverage, helping producers to prevent and protect consumers from foodborne illnesses. The business has a broad global presence with products used in more than 60 countries and a diversified revenue base of more than 100,000 end-user customers. The combination of Neogen and the 3M FSD creates a leading innovator with an enhanced geographic footprint, innovative product offerings, digitization capabilities, and financial flexibility to capitalize on robust growth trends in sustainability, food safety, and supply chain integrity. The acquired Food Safety business continues to primarily operate in facilities in Minnesota and the United Kingdom ("U.K."), and is being managed overall in Michigan, reporting within the Food Safety segment.

The purchase price consideration for the 3M FSD was $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108,269,946 shares of Neogen common stock issued on closing with a fair value of $2.2 billion and cash consideration of $1 billion, funded by the additional financing secured by the Company. See Note 4 "Long-Term Debt" for further detail on the debt incurred.

During the fiscal year ended May 31, 2023, the Company recorded adjustments to its preliminary allocation of the purchase consideration to assets acquired and liabilities assumed based on initial fair value estimates and is subject to continuing management analysis, with assistance from third-party valuation advisors. In the fourth quarter of fiscal 2023, Inventory and Property, plant and equipment amounts were finalized. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $1.97 billion was recorded as goodwill, of which $1.92 billion is non-deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, expected synergies from integration and streamlining operational activities, the expertise and reputation of the assembled workforce and other intangible assets that do not qualify for separate recognition. These values are Level 3 fair value measurements.

The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to deferred income tax liabilities. The fair values of the assets acquired and liabilities assumed are based on our preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, we will continue to evaluate available information prior to finalization of the amounts.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$319
Inventories	18,403
Other current assets	14,855
Property, plant and equipment	25,832
Intangible assets	1,560,000
Right of use asset	882
Lease liability	(885)
Deferred tax liabilities	(352,481)
Other liabilities	(2,832)
Total identifiable assets and liabilities acquired	1,264,093
Goodwill	1,974,520
Total purchase consideration	$3,238,613

The following table summarizes the intangible assets acquired and the useful life of these assets.

	Fair Value	Useful Life in Years
Trade Names and Trademarks	$110,000	25
Developed Technology	280,000	15
Customer Relationships	1,170,000	20
Total intangible assets acquired	$1,560,000

The Company determined the fair value of the acquired customer relationships intangible assets by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate. Valuation specialists were used to develop and evaluate the appropriateness of the multi-period excess earnings method, the Company's discount rates, attrition rate and fair value estimates using its cash flow projections.

During the twelve months ended May 31, 2023, transaction fees and integration costs of $58,175 were expensed. In the twelve months ended May 31, 2022, acquisition related costs of $25,581 were expensed. These costs are included in general and administrative expenses in the Company’s consolidated statements of income (loss).

The operating results of the FSD have been included in the Company’s consolidated statements of income (loss) since the acquisition date. In fiscal year 2023, the FSD’s total revenue was $279,541 and operating loss was approximately $28,200. The operating loss includes $58,175 of transaction fees and integration expenses, $60,872 of amortization expense for acquired intangible assets and a $3,245 charge to cost of goods sold related to the step up to fair value on acquired inventory.

The following table presents unaudited pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2021 and had been combined with the results reported in our consolidated statements of income (loss) for all periods presented:

	Year Ended May 31
	2023	2022
Net sales	$919,959	$910,978
Operating income	$44,373	$42,258

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

In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. 3M periodically remits amounts charged to customers on our behalf and charges us for the associated cost of goods sold and transition service fees. Additionally, 3M is reimbursing the Company for a portion of its SAP implementation costs. As of May 31, 2023, a receivable from 3M of $12,365 was included in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

4.
Long-Term Debt

The Company’s long-term debt consists of the following:

May 31, 2023
Term Loan	$550,000
Senior Notes	350,000
Total long-term debt	900,000
Less: Unamortized debt issuance costs	(14,561)
Total non-current debt, net	$885,439

The Company had a financing agreement with a bank providing for a $15,000 unsecured revolving line of credit, which originally expired on November 30, 2023, but was replaced by the five-year senior secured revolving facility as part of the Credit Facilities described below. There were no advances against the line of credit during fiscal 2022 and there were no advances in fiscal 2023 before the line of credit was extinguished. Interest on any borrowings under that agreement was at LIBOR plus 100 basis points. Financial covenants included maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with during the period the line of credit was available.

As of May 31, 2022, the Company had no outstanding debt. In connection with the acquisition of 3M’s Food Safety business as described more fully in Note 8, Neogen incurred financing through Neogen Food Safety Corporation as follows:

Credit Facilities

On June 30, 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650,000 and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150,000 (collectively, the “Credit Facilities”) to fund the FSD transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the FSD transaction on September 1, 2022 while the revolving facility was undrawn and continues to be undrawn as of May 31, 2023.

The Credit Facilities bear interest based on term SOFR plus an applicable margin which ranges between 150 to 225 basis points, determined for each interest period and paid monthly. During the twelve months ended May 31, 2023, the interest rates ranged from 4.81% to 7.33% per annum. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments. The Company paid $60,000 of the term loan facility’s principal in September 2022 and an additional $40,000 of the term loan facility's principal in December 2022, in order to decrease the outstanding debt balance.

The term loan facility contains an optional prepayment feature at the discretion of the Company. The Company determined that the prepayment feature did not meet the definition of an embedded derivative and does not require bifurcation from the host liability and, accordingly, has accounted for the entire instrument at amortized cost.

In November 2022, the Company entered into an interest rate swap agreement, whereby interest on $250,000 of the total $550,000 principal balance is paid at a fixed rate. See Note 9. "Fair Value and Derivatives" for further detail on the interest rate swap agreement.

The Company can draw any amount under the revolving facility up to the $150,000 limit, with the amount to be repaid on the termination date of the revolving commitments. Debt issuance costs of $2,361 were incurred related to the revolving facility. These costs are being amortized as interest expense in the consolidated statements of (loss) income over the contractual life of the revolving facility using the straight line method. Amortization of the deferred debt issuance costs for the revolving facility was $366 during the twelve months ended May 31, 2023. Debt issuance costs of $489 were recorded in Prepaid expenses and other current assets and $1,506 were recorded in Other non-current assets on the consolidated balance sheet as of May 31, 2023. The Company must pay an annual commitment fee ranging from 0.20% and 0.35% on the unused portion of the Revolving Credit Facility, paid quarterly. As of May 31, 2023, the commitment fee was 0.35% and $473 was recorded as interest expense in the consolidated statements of income (loss) during the twelve months ended May 31, 2023.

Accrued interest payable on the term loan as of May 31, 2023 was $164. The Company incurred $10,232 in total debt issuance costs on the term loan which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight line method. The amortization of deferred debt issuance costs of $1,588 and interest expense of $27,254 (excluding swap credit of $577) for the term loan was included in the consolidated statements of income (loss) during the twelve months ended May 31, 2023.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of May 31, 2023, the Company was in compliance with its debt covenants.

Senior Notes

On July 20, 2022, Neogen Food Safety Corporation closed on an offering of $350,000 aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Neogen Food Safety Corporation to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Upon closing of the FSD transaction on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by the Company and certain wholly-owned domestic subsidiaries of the Company.

The Company determined that the redemption features of the Notes did not meet the definition of a derivative and thus does not require bifurcation from the host liability and accordingly has accounted for the entire instrument at amortized cost.

Total accrued interest on the Notes was $10,985 as of May 31, 2023 based on the stated interest rate of 8.625%. This amount was included in current liabilities on the consolidated balance sheets. The Company incurred total debt issuance costs of $6,683, which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight line method. The amortization of deferred debt issuance costs of $766 and interest expense of $26,079 for the Notes was included in the consolidated statements of income (loss) during the twelve months ended May 31, 2023.

There are no required principal payments on the Term Loan or the Senior Notes through fiscal year 2026, due to $100,000 in prepayments made on the Term Loan in fiscal 2023. The expected maturities associated with the Company’s outstanding debt as of May 31, 2023, were as follows:

Amount
Fiscal Year
2024	$—
2025	—
2026	—
2027	34,063
2028	515,937
Thereafter	350,000
Total	$900,000

5.
Equity Compensation Plans

The Company’s long-term incentive plans allow for the grant of various types of share-based awards to officers, directors and other key employees of the Company. Incentive and non-qualified options to purchase shares of common stock have been granted under the terms of the 2018 Omnibus Incentive Plan. These options are granted at an exercise price of the closing price of the common stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five, seven or ten years. The Company grants restricted stock units (RSUs) under the terms of the 2018 Omnibus Incentive Plan, which vest ratably over three and five year periods. The fair value of the options was estimated at the date of the grant using the Black-Scholes option pricing model. The fair value of the RSUs is determined based on the closing price of the common stock on the date of grant.

Remaining shares available for grant under share-based compensation plans were 2,871,000, 5,386,000, and 6,355,000 at May 31, 2023, 2022, and 2021, respectively. Compensation expense related to share-based awards was $10,177, $7,154, and $6,437 in fiscal years 2023, 2022, and 2021, respectively.

Options

(options in thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2020 (972 exercisable)	4,324	$27.98	$6.98
Granted	403	34.23	7.71
Exercised	(1,389)	24.38	6.31
Forfeited	(381)	28.99	7.20
Outstanding at May 31, 2021 (643 exercisable)	2,957	27.98	6.98
Granted	615	36.42	8.49
Exercised	(281)	22.79	6.29
Forfeited	(47)	33.93	8.02
Outstanding at May 31, 2022 (1,191 exercisable)	3,244	32.13	7.66
Granted	1,704	14.68	4.61
Exercised	(22)	14.78	4.23
Forfeited	(704)	29.81	7.26
Outstanding at May 31, 2023 (1,401 exercisable)	4,222	25.56	6.51

The following is a summary of stock options outstanding at May 31, 2023:

	Options Outstanding			Options Exercisable
		Average
(options in thousands)		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$12.20 - $20.00	1,585	6.3	$13.63	27	$15.95
$20.01 - $28.00	138	6.7	25.11	90	23.93
$28.01 - $36.00	2,124	1.8	31.77	1,205	31.84
$36.01 - $42.15	375	3.4	40.94	79	40.99
	4,222	3.8	$25.56	1,401	$31.54

The weighted average exercise price of shares subject to options that were exercisable at May 31, 2022 and 2021 was $30.24 and $28.10, respectively.

Remaining compensation cost to be expensed in future periods for non-vested options was $11,729 at May 31, 2023, with a weighted average expense recognition period of 2.4 years.

	Year ended May 31
	2023	2022	2021
Aggregate intrinsic value of options outstanding	$6,154	$850	$46,667
Aggregate intrinsic value of options exercisable	$42	$817	$11,617
Aggregate intrinsic value of options exercised	$73	$5,507	$22,349

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year ended May 31
	2023	2022	2021
Risk-free interest rate	3.3%	0.4%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock volatility	34.0%	32.8%	31.3%
Expected option life	4.5 years	3.12 years	3.25 years

The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. We include recent historical experience in estimating our forfeitures. As employees terminate, grant tranches expire or as forfeitures are known, estimated expense is adjusted to actual. For options granted in fiscal years 2023, 2022, and 2021, the Company recorded charges in general and administrative expense based on the fair value of stock options using the straight-line method over the vesting period of three to five years.

Restricted Stock Units

The RSUs are expensed straight-line over the remaining weighted-average period of 2.7 years. On May 31, 2023, there was $10,839 in unamortized compensation cost related to non-vested RSUs. The fair value of restricted stock units vested during fiscal years 2023 and 2022 was $820 and $1,032, respectively. There were no RSUs that vested during fiscal year 2021.

(RSU Grants in thousands)	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2021	121	$34.21
Granted	169	37.28
Released	(25)	34.24
Forfeited	(8)	36.80
Outstanding at May 31, 2022	257	36.14
Granted	596	13.83
Released	(60)	35.14
Forfeited	(27)	22.81
Outstanding at May 31, 2023	766	19.30

The weighted average grant date fair value of the fiscal year 2021 awards was $34.21.

Employee Stock Purchase Plan

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees through this program were 94,604 in fiscal 2023, 43,456 in fiscal 2022, and 38,406 in fiscal 2021. As of May 31, 2023, common stock totaling 881,323 of the 1,000,000 authorized shares remained reserved for issuance under the plan.

6.
Income Taxes

Income before income taxes by source consists of the following amounts:

	Year ended May 31
	2023	2022	2021
U.S.	$(85,681)	$38,554	$55,753
Foreign	63,639	21,653	19,515
	$(22,042)	$60,207	$75,268

The provision for income taxes consists of the following:

	Year ended May 31
	2023	2022	2021
Current
Domestic
Federal	$8,674	$8,579	$6,981
Change in tax-related uncertainties	278	3	(75)
State	1,616	2,406	2,147
Foreign	9,490	5,140	4,875
Total Current	20,058	16,128	13,928
Deferred
Domestic
Federal	(17,406)	(3,721)	479
State	(1,865)	(356)	44
Foreign	41	(151)	(65)
Total Deferred	(19,230)	(4,228)	458
Provision for Income Taxes	$828	$11,900	$14,386

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended May 31
	2023	2022	2021
Tax at U.S. statutory rate	$(4,629)	$12,643	$15,806
Permanent differences	325	179	292
Global intangible low-taxed income (GILTI)	6,482	1,501	2,064
Foreign derived intangible income deduction (FDII)	(643)	(1,308)	(1,210)
Foreign rate differential	(3,742)	215	669
Subpart F income	152	397	628
Tax-effect from stock-based compensation	1,946	(462)	(2,651)
Provision for state income taxes, net of federal benefit	18	1,517	1,601
Non-deductible acquisition expenses	7,187	—	—
Tax credits	(6,709)	(2,527)	(3,298)
Impact of tax rate changes	—	583	(75)
Change in tax-related uncertainties	278	3	55
Changes in valuation allowances	355	85	—
Research expenditures deduction	(365)	(112)	—
Other	173	(814)	505
Income Tax Expense	$828	$11,900	$14,386

Foreign tax credits, primarily offsetting taxes associated with Subpart F and GILTI income, were $5,324, $1,747, and $2,753 in fiscal years 2023, 2022, and 2021, respectively. The Company’s research and development credits were $1,385, $780, and $545 in fiscal years 2023, 2022, and 2021, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax liabilities and assets are as follows:

	Year ended May 31
	2023	2022
Deferred income tax liabilities
Indefinite and long-lived assets	$(369,500)	$(22,709)
Right of use asset	(1,834)	(344)
Prepaid expenses	(1,480)	(884)
	(372,814)	(23,937)
Deferred income tax assets
Interest expense not currently deductible	5,782	—
Research and experimentation capitalization	5,868	—
Stock options	2,192	2,085
Inventories and accounts receivable	3,219	2,044
Tax loss carryforwards	3,909	561
Lease liability	1,899	382
Accrued expenses and other	1,981	2,422
	24,850	7,494
Valuation allowance	(2,110)	(568)
Net deferred income tax liabilities	$(350,074)	$(17,011)

Net deferred income tax assets (jurisdictional)	$3,353	$575
Net deferred income tax liabilities (jurisdictional)	(353,427)	(17,586)
Net deferred income tax liabilities	$(350,074)	$(17,011)

The Company has the following net operating loss carryforwards:

	As of May 31, 2023	Expiry
U.S.	$218	2037
Foreign	13,362	2024 to Indefinite
	$13,580

Valuation allowances against certain deferred tax assets are established based on management’s determination of a more likely than not standard that the tax benefits will not be realized.

We are subject to income taxes in the U.S. (federal and state) and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company’s policy is to recognize both accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefits reserve was $145 at May 31, 2023, $69 at May 31, 2022, and $65 at May 31, 2021. Of the total unrecognized tax benefits at May 31, 2023 and 2022, $1,087 and $808, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

The reconciliation of our unrecognized tax benefits is as follows:

	Year ended May 31
	2023	2022	2021
Beginning balance	$741	$764	$762
Increase/(decrease) related to prior periods	2	(75)	(182)
Increase related to current period	479	147	184
Lapses of applicable statute of limitations	(276)	(95)	—
Ending balance	$946	$741	$764

The Company is no longer subject to examination by the Internal Revenue Service for fiscal year 2019 and preceding years.

As of May 31, 2023, the Company has approximately $153 million of undistributed earnings in its foreign subsidiaries. Approximately $41 million of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $112 million of undistributed earnings from non-U.S. subsidiaries as of May 31, 2023 which are indefinitely reinvested in operations. Based on historical experience, as well as management’s future plans, earnings from these subsidiaries will continue to be re-invested indefinitely for future expansion and working capital needs. On an annual basis, we evaluate the current business environment and whether any new events or other external changes might require future evaluation of the decision to indefinitely re-invest these foreign earnings. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
7.
Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from $63 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs was $916 at both May 31, 2023 and 2022, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR), and is currently working with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company initiated a pilot study in fiscal 2022 which chemical reagents were injected into the ground in an attempt to reduce on-site contamination. The study will run over a two year period, with a majority of expenses incurred in fiscal 2022. Testing and treatment costs of $85 were incurred in fiscal 2023. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability, and the remaining $816 is recorded in other non-current liabilities in the consolidated balance sheet as of May 31, 2023.

The Company previously disclosed an ongoing investigation by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) regarding activities or transactions involving parties located in Iran. In fiscal year 2020, the Company recorded a charge to Other (expense) income and recorded a reserve of $600 to provide for potential fines or penalties on this matter. On March 28, 2023, the Company received a Cautionary Letter from OFAC concluding its investigation without civil monetary penalty or other enforcement action. As the investigation is effectively resolved, the Company reversed a $600 accrual in the fourth quarter of 2023.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, recorded in sales and marketing, under the terms of these agreements was $3,392, $1,999, and $2,129 for fiscal years 2023, 2022, and 2021, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2024—$112, 2025—$109, 2026—$84, 2027—$84, and 2028—$67.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, are not expected to have a material effect on its future results of operations or financial position.

8. Defined Contribution Benefit Plan

The Company maintains a defined contribution 401(k) benefit plan covering substantially all domestic employees. Employees are permitted to defer compensation up to IRS limits, with Neogen matching 100% of the first 3% of deferred compensation and 50% of the next 2% of deferred compensation. Neogen’s expense under this plan was $2,439, $1,834, and $1,204 in fiscal years 2023, 2022, and 2021, respectively.

9. Fair Value and Derivatives

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

Items Measured at Fair Value on a Recurring Basis

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and have entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy.

Gains and losses from these foreign currency forward contracts are recognized in other income in our consolidated statements of income (loss). The notional amount of forward contracts in place was $15,500 and $4,424 as of May 31, 2023 and 2022, respectively, and consisted of hedges of transactions up to June 2023.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	May 31, 2023	May 31, 2022
Foreign currency forward contracts, net	Other receivable (Other accruals)	$140	$(78)

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	May 31, 2023	May 31, 2022
Interest rate swaps – current	Other current assets	$2,087	$-
Interest rate swaps – non-current	Other non-current liabilities	(4,770)	-

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information see Note 2 "Goodwill and Other Intangible Assets" and Note 3 “Business Combinations”.

Items Not Carried at Fair Value

Fair values of the Company’s Term Loan and Senior Notes were as follows:

May 31, 2023
Aggregate fair value	$927,720
Aggregate carrying value (1)	900,000

(1) Excludes unamortized debt issuance costs.

Fair values were based on available market information and other observable data and are classified within Level 2 of the fair value hierarchy.

Derivatives

Derivatives Not Designated as Hedging Instruments

The location and amount of gains from derivatives not designated as hedging instruments in our consolidated statements of income (loss) were as follows:

	Location in statements	Year Ended May 31
Derivatives Not Designated as Hedging Instruments	of (loss) income	May 31, 2023	May 31, 2022	May 31, 2021
Foreign currency forward contracts	Other (expense) income	$(10,092)	$1,218	$2,651

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with an initial $250,000 notional value, which is designated as a cash flow hedge. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215% plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of May 31, 2023 was a net liability of $2,683. The Company expects to reclassify a $2,087 gain of accumulated other comprehensive income into earnings in the next 12 months.

The following table summarizes the other comprehensive income (loss) before reclassifications of derivative gains and losses:

	Other Comprehensive Income (Loss) Before Reclassifications During
	Year Ended May 31
Derivatives Designated as Hedging Instruments	2023	2022	2021
Interest rate swaps	$(1,599)	$—	$—

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss):

		Gain (Loss) Reclassified During
	Location of Gain (Loss)	Year Ended May 31
Derivatives Designated as Hedging Instruments	Reclassified	2023	2022	2021
Interest rate swaps	Interest expense	$440	$—	$—

10. Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors. This segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodent control products, disinfectants and insect control products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Neogen’s international operations in the United Kingdom, Mexico, Guatemala, Brazil, Argentina, Uruguay, Chile, China and India originally focused on the sales and marketing of our food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer the Company’s complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, disinfectants, rodent control products, insect control products, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management and are reported through the Food Safety segment.

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

The accounting policies of each of the segments are the same as those described in Note 1. "Summary of Significant Accounting Policies".

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Fiscal 2023
Product revenues, net to external customers	$518,488	$196,588	$—	$715,076
Service revenues, net to external customers	28,309	79,062	—	107,371
Total revenues to external customers	546,797	275,650	—	822,447
Operating income (loss)	60,414	43,332	(66,231)	37,515
Depreciation and amortization	76,841	11,536	—	88,377
Interest expense	—	—	55,961	55,961
Total assets	3,970,356	338,507	245,569	4,554,432
Expenditures for long-lived assets	52,169	13,588	—	65,757

Fiscal 2022
Product revenues, net to external customers	$231,626	$193,038	$—	$424,664
Service revenues, net to external customers	28,353	74,142	—	102,495
Total revenues to external customers	259,979	267,180	—	527,159
Operating income (loss)	38,581	52,546	(32,509)	58,618
Depreciation and amortization	13,386	10,308	—	23,694
Interest expense	—	—	72	72
Total assets	304,461	307,417	381,051	992,929
Expenditures for long-lived assets	7,842	16,939	—	24,781

Fiscal 2021
Product revenues, net to external customers	$209,104	$167,198	$—	$376,302
Service revenues, net to external customers	25,140	67,017	—	92,157
Total revenues to external customers	234,244	234,215	—	468,459
Operating income (loss)	33,725	48,685	(8,241)	74,169
Depreciation and amortization	11,575	9,466	—	21,041
Interest expense	—	—	78	78
Total assets	295,065	244,039	381,088	920,192
Expenditures for long-lived assets	13,730	12,982	—	26,712

(1)
Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

Revenue is determined by location of the end customer. The following table presents the Company’s revenue disaggregated by geographical location.

	Year ended May 31
	2023	2022	2021
Domestic	$424,005	$317,820	$285,262
International	398,442	209,339	183,197
Total revenue	$822,447	$527,159	$468,459

The following table presents the Company's net property and equipment amounts disaggregated by country.

	Year ended May 31
	2023	2022
United States	$130,967	$63,313
United Kingdom	20,123	14,204
Other	47,659	33,067
Total PPE	$198,749	$110,584