Form 10-Q
period 2023-08-31
NEOGEN CORP
filed 2023-10-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023.

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

As of August 31, 2023 there were 216,310,582 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	August 31, 2023	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$178,832	$163,240
Marketable securities	60,424	82,329
Accounts receivable, net of allowance of $3,205 and $2,827	137,669	153,253
Inventories, net	140,692	133,812
Prepaid expenses and other current assets	66,176	53,297
Total Current Assets	583,793	585,931
Net Property and Equipment	221,090	198,749
Other Assets
Right of use assets	14,505	11,933
Goodwill	2,137,602	2,137,496
Intangible assets, net	1,588,066	1,605,103
Other non-current assets	16,049	15,220
Total Assets	$4,561,105	$4,554,432
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,642	$-
Accounts payable	90,210	76,669
Accrued compensation	14,863	25,153
Income tax payable	5,399	6,951
Accrued interest	3,438	11,149
Deferred revenue	3,789	4,616
Other accruals	17,789	20,934
Total Current Liabilities	138,130	145,472
Deferred Income Tax Liability	354,792	353,427
Non-current debt	886,177	885,439
Other non-current liabilities	35,831	35,877
Total Liabilities	1,414,930	1,420,215
Commitments and Contingencies (note 12)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,310,582 and 216,245,501 shares issued and outstanding at August 31, 2023 and May 31, 2023, respectively	34,610	34,599
Additional paid-in capital	2,571,517	2,567,828
Accumulated other comprehensive loss	(26,496)	(33,251)
Retained earnings	566,544	565,041
Total Stockholders’ Equity	3,146,175	3,134,217
Total Liabilities and Stockholders’ Equity	$4,561,105	$4,554,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts)

	Three Months Ended August 31,
	2023	2022
Revenues
Product revenues	$204,401	$106,792
Service revenues	24,586	25,557
Total Revenues	228,987	132,349
Cost of Revenues
Cost of product revenues	96,959	55,441
Cost of service revenues	15,267	14,638
Total Cost of Revenues	112,226	70,079
Gross Profit	116,761	62,270
Operating Expenses
Sales and marketing	45,783	23,383
General and administrative	45,121	27,944
Research and development	6,722	4,881
Total Operating Expenses	97,626	56,208
Operating Income	19,135	6,062
Other (Expense) Income
Interest income	1,790	971
Interest expense	(18,456)	(2)
Other expense	(806)	(372)
Total Other (Expense) Income	(17,472)	597
Income Before Taxes	1,663	6,659
Provision for Income Taxes	160	1,450
Net Income	$1,503	$5,209
Net Income Per Share
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted Average Shares Outstanding
Basic	216,309,084	107,837,295
Diluted	216,846,106	107,857,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	Three Months Ended August 31,
	2023	2022
Net income	$1,503	$5,209
Foreign currency translation gain (loss)	3,223	(11,133)
Unrealized gain (loss) on marketable securities, net of tax of $183 and ($126)	576	(424)
Unrealized gain on derivative instruments, net of tax of $933	2,956	—
Other comprehensive income (loss), net of tax:	6,755	(11,557)
Total comprehensive income (loss)	$8,258	$(6,348)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Exercise of options and share-based compensation expense	2,591	—	2,661	—	—	2,661
Issuance of shares under employee stock purchase plan	62,490	11	1,028	—	—	1,039
Net income	—	—	—	—	1,503	1,503
Other comprehensive income	—	—	—	6,755	—	6,755
Balance, August 31, 2023	216,310,582	$34,610	$2,571,517	$(26,496)	$566,544	$3,146,175

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2022	107,801,094	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options and share-based compensation expense	4,000	1	1,904	—	—	1,905
Issuance of shares under employee stock purchase plan	32,636	5	862	—	—	867
Net income	—	—	—	—	5,209	5,209
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Balance, August 31, 2022	107,837,730	$17,254	$312,750	$(39,326)	$593,120	$883,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended August 31,
	2023	2022
Cash Flows From (For) Operating Activities
Net income	$1,503	$5,209
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,734	5,729
Deferred income taxes	998	(1,439)
Share-based compensation	2,638	1,867
Amortization of debt issuance costs	860	—
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	16,242	4,819
Inventories	(6,304)	(8,330)
Prepaid expenses and other current assets	(12,925)	(14,682)
Accounts payable and accrued liabilities	4,980	(13,278)
Interest expense accrual	(7,711)	—
Change in other assets and liabilities	(6,006)	5,962
Net Cash From (For) Operating Activities	23,009	(14,143)
Cash Flows (For) From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(30,630)	(12,996)
Proceeds from the maturities of marketable securities	21,905	108,488
Purchases of marketable securities	—	(12,523)
Proceeds from the sale of property and equipment and other	41	—
Business acquisitions, net of working capital adjustments and cash acquired	—	(1,331)
Net Cash (For) From Investing Activities	(8,684)	81,638
Cash Flows From Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	1,062	905
Net Cash From Financing Activities	1,062	905
Effect of Foreign Exchange Rates on Cash	205	5,775
Net Increase In Cash and Cash Equivalents	15,592	62,625
Cash and Cash Equivalents, Beginning of Period	163,240	44,473
Cash and Cash Equivalents, End of Period	$178,832	$107,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share and share amounts)

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations during the three months ended August 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2024. For more complete financial information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive income (loss). Gains or losses from foreign currency transactions are included in other (expense) income on our condensed consolidated statements of income.

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

Leases

We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, many our leases are classified as operating leases. Operating leases are included in Other assets, Other accruals and Other non-current liabilities on the Company’s condensed consolidated balance sheets. Finance leases are included in Net property and equipment, debt payable within one year and Non-current debt on the Company’s condensed consolidated balance sheets.

Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. Costs associated with finance leases are recognized on a straight-line basis within depreciation and interest expense over the term of the lease. The right-of-use operating lease assets were $14,505 and $11,933 as of August 31, 2023 and May 31, 2023, respectively. The total current and non-current operating lease liabilities were $14,196 and $12,089 as of August 31, 2023 and May 31, 2023, respectively. The finance lease assets were $2,642 as of August 31, 2023. There were no finance leases recorded as of May 31, 2023. See Note 10. "Debt" for detail on the finance lease liabilities.

Derivatives

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive income (loss), and amounts are reclassified into earnings on the condensed consolidated statement of income when transactions are realized. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at August 31, 2023 or May 31, 2023, respectively.

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

Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill is tested for impairment annually in the fourth quarter. During management's annual test or when there are indicators of impairment, if the carrying amount is deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, goodwill is reduced to the estimated fair value and a charge is recorded to operations.

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

Business Combinations

We utilize the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Neogen’s results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. As part of our acquisition accounting, the Company will recognize intangible assets. Management determines the fair value of the intangible assets by applying certain valuation methodologies, including the multi-period excess earnings method, which involves the use of significant estimates and assumptions related to forecasted revenue growth rate and customer attrition rate. Valuation specialists are often used to develop and evaluate the appropriateness of the multi-period excess earnings method, our discount rates, our attrition rate and our fair value estimates using our cash flow projections.

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

To value equity awards, several recognized valuation models exist; none of these models can be singled out as being the best or most correct. The model applied by us can accommodate most of the specific features included in the options granted, which are the reason for their use. If different models were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 7. "Equity Compensation Plans".

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

2. CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $178,832 and $163,240 as of August 31, 2023 and May 31, 2023, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds rated at least A-1/P-1 (short-term) and A/A2 (long-term) with original maturities between 91 days and two years. These securities are classified as available for sale. Changes in fair value are monitored and recorded on a monthly basis and are recorded in other comprehensive income (loss). In the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. If fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions. Short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other (expense) income on the condensed consolidated statements of income.

Marketable Securities as of August 31, 2023 and May 31, 2023 are listed below by classification and remaining maturities.

	Maturity	August 31, 2023	May 31, 2023
Commercial Paper & Corporate Bonds	0 - 90 days	$36,147	$22,552
	91 - 180 days	17,361	35,692
	181 days - 1 year	6,916	23,768
	1 - 2 years	—	317
Total Marketable Securities		$60,424	$82,329

The components of marketable securities, consisting of commercial paper and corporate bonds, as of August 31, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$60,885	$—	$(461)	$60,424

The components of marketable securities, consisting of commercial paper and corporate bonds, as of May 31, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$83,549	$—	$(1,220)	$82,329

3. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

	August 31, 2023	May 31, 2023
Raw materials	$64,695	$64,971
Work-in-process	6,015	5,369
Finished and purchased goods	69,982	63,472
	$140,692	$133,812

4. REVENUE RECOGNITION

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

The Company has no contract assets. Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are recorded within Deferred revenue on the condensed consolidated balance sheets. During the three months ended August 31, 2023 and 2022, the Company recorded additions of $1,857 and $2,192 to deferred revenue, respectively. During the three months ended August 31, 2023 and 2022, the Company recognized $2,684 and $2,188, respectively of deferred revenue amounts into revenue. Changes in the balances relate primarily to sales of the Company's genomics services.

On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M Company's ("3M") Food Safety Division (“3M FSD”, “FSD”). Similar to Neogen, 3M’s former FSD sells diagnostic test kits, dehydrated culture media, and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenue for these products are recognized and invoiced when the product is shipped to the customer. These products are currently manufactured, invoiced, and distributed by 3M on behalf of Neogen under a number of transition service contracts.

The following table presents disaggregated revenue by major product and service categories during the three months ended August 31, 2023 and 2022:

	Three Months Ended August 31,
	2023	2022
Food Safety
Natural Toxins & Allergens	22,268	$19,787
Bacterial & General Sanitation	45,224	10,728
Indicator Testing, Culture Media & Other	81,886	19,254
Rodent Control, Insect Control & Disinfectants	11,090	9,575
Genomics Services	5,810	5,299
	$166,278	$64,643
Animal Safety
Life Sciences	$1,661	$1,589
Veterinary Instruments & Disposables	12,932	14,673
Animal Care & Other	8,175	10,526
Rodent Control, Insect Control & Disinfectants	22,686	22,214
Genomics Services	17,255	18,704
	62,709	67,706
Total Revenues	$228,987	$132,349

5. NET INCOME PER SHARE

The calculation of net income per share follows:

	Three Months Ended August 31,
	2023	2022
Numerator for basic and diluted net income per share:
Net income attributable to Neogen	$1,503	$5,209
Denominator for basic net income per share:
Weighted average shares	216,309,084	107,837,295
Effect of dilutive stock options and RSUs	537,022	20,182
Denominator for diluted net income per share	216,846,106	107,857,477
Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

At August 31, 2023, 45,000 shares were excluded from the calculation of diluted net income per share, because the inclusion of such securities in the calculation would have been anti-dilutive.

6. SEGMENT INFORMATION AND GEOGRAPHIC DATA

We have two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits, culture media and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. All product revenues from the merger of the 3M FSD, effective September 1, 2022, are currently reported through the Food Safety segment. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors. This segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets rodent control products, disinfectants and insect control products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Our international operations in the United Kingdom, Mexico, Brazil, China and India originally focused on the Company’s food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment, such as cleaners, disinfectants, rodent control products, insect control products, veterinary instruments and genomics services. These additional products and services are managed and directed by existing Food Safety management and are reported through the Food Safety segment.

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

The accounting policies of each of the segments are the same as those described in Note 1. "Description of Business and Basis of Presentation".

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended August 31, 2023
Product revenues to external customers	$158,947	$45,454	$—	$204,401
Service revenues to external customers	7,331	17,255	—	24,586
Total revenues to external customers	$166,278	$62,709	$—	$228,987
Operating income (loss)	$22,241	$8,356	$(11,462)	$19,135
Total assets	$3,983,553	$338,297	$239,255	$4,561,105

As of and during the three months ended August 31, 2022
Product revenues to external customers	$57,790	$49,002	$—	$106,792
Service revenues to external customers	6,853	18,704	—	25,557
Total revenues to external customers	$64,643	$67,706	$—	$132,349
Operating income (loss)	$8,597	$11,881	$(14,416)	$6,062
Total assets	$318,463	$311,231	$347,711	$977,405
(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three Months Ended August 31,
	2023	2022
Domestic	$111,068	$80,642
International	117,919	51,707
Total revenue	$228,987	$132,349

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

During the three months ended August 31, 2023 and 2022, the Company recorded $2,638 and $1,867, respectively, of expense related to its share-based awards, recorded in general and administrative expense in the condensed consolidated income statement.

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation.

8. BUSINESS COMBINATIONS

The condensed consolidated statements of income reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

Fiscal 2023

Thai-Neo Biotech Co., Ltd. Acquisition

On July 1, 2022, Neogen acquired all of the stock of Thai-Neo Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. Consideration for the purchase was $1,581 in net cash, with $1,310 paid at closing, $37 paid in November 2022 as a working capital adjustment and $234 payable on October 1, 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $177, inventory of $232, prepaids of $3, net property, plant and equipment of $16, other non-current assets of $6, accounts payable of $98, other payables of $6, non-current tax liabilities of $124, intangible assets of $620 (with an estimated life of 10 years) and the remainder to goodwill (non-deductible for tax purposes). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.

Corvium Acquisition

On February 10, 2023, the Company acquired certain assets as part of an asset purchase agreement with Corvium, Inc., a partner and supplier within the Company's software analytics platform. This acquisition, which primarily includes the software technology, advances the Company's food safety data analytics strategy. The purchase price consideration was $24,067, which included $9,004 held in escrow. In the first quarter of fiscal 2024, $8,000 of the escrow balance was released to Corvium, Inc. This transaction is a business combination and was accounted for using the acquisition method.

There also is the potential for performance milestone payments of up to $8,500 based on successful implementation of the software service at customer sites and sale of licenses. As a result, the Company has recorded contingent liabilities of $930 as part of the opening balance sheet within Other non-current liabilities, as shown below.

In the first quarter of fiscal 2024, the Company recorded adjustments to intangible assets of $100, which increased the balance, based on finalization of a third-party advisor's valuation work and fair value estimates. Goodwill, which is fully deductible for tax purposes, includes value associated with profits earned from data management solutions that can be offered to existing customers and the expertise and reputation of the assembled workforce. These values are Level 3 fair value measurements.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Prepaids and other current assets	$66
Property, plant and equipment	13
Intangible assets	10,280
Deferred revenue	(1,827)
Adjustment of annual license prepaid	(419)
Other non-current liabilities	(930)
Total identifiable assets and liabilities acquired	7,183
Goodwill	16,884
Total purchase consideration	$24,067

For each completed acquisition listed above, the revenues and net income were not considered material and were therefore not disclosed.

3M Food Safety Transaction

On September 1, 2022, Neogen, 3M, and Neogen Food Safety Corporation (“Neogen Food Safety Corporation”), a subsidiary created to carve out 3M’s FSD, closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”). Immediately following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

The purchase price consideration for the 3M FSD was $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108,269,946 shares of Neogen common stock issued on closing with a fair value of $2.2 billion and cash consideration of $1 billion, funded by the additional financing secured by the Company. See Note 10. "Debt" for further detail on the debt incurred.

In the first quarter of fiscal 2024, the Company recorded adjustments to goodwill and intangible assets, based on third-party advisor's valuation work and fair value estimates, resulting in an increase to goodwill and a decrease to the intangible assets balance. The company also recorded adjustments to deferred tax liabilities, which increased the balance, based on finalization of entity income tax provisions. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $1.97 billion was recorded as goodwill, of which $1.92 billion is not deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, expected synergies from integration and streamlining operational activities, the expertise and reputation of the assembled workforce and other intangible assets that do not qualify for separate recognition. These values are Level 3 fair value measurements.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$319
Inventories	18,403
Other current assets	14,855
Property, plant and equipment	25,832
Intangible assets	1,559,805
Right of use asset	882
Lease liability	(885)
Deferred tax liabilities	(352,636)
Other liabilities	(2,832)
Total identifiable assets and liabilities acquired	1,263,743
Goodwill	1,974,870
Total purchase consideration	$3,238,613

The following table summarizes the intangible assets acquired and the useful life of these assets.

	Fair Value	Useful Life in Years
Trade Names and Trademarks	$108,434	25
Developed Technology	277,650	15
Customer Relationships	1,173,721	20
Total intangible assets acquired	$1,559,805

During the three months ended August 31, 2023, transaction fees and integration expenses of $1,661 were expensed. In the three months ended August 31, 2022, acquisition related costs of $13,732 were expensed. These costs are included in general and administrative expenses in the Company’s condensed consolidated statements of income.

The operating results of the FSD have been included in the Company’s condensed consolidated statements of income since the acquisition date. In the first quarter of fiscal 2024, the FSD’s total revenue was $98,049 and operating income was approximately $12,000. The operating income includes $1,661 of transaction fees and integration expenses and $20,314 of amortization expense for acquired intangible assets.

The following table presents pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2022 and had been combined with the results reported in our condensed consolidated statements of income for all periods presented:

	Three Months Ended August 31,
	2023	2022
Net sales	$228,987	$229,861
Operating Income	$19,135	$11,093

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

In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. 3M periodically remits amounts charged to customers on our behalf and charges us for the associated cost of goods sold and transition service fees. As of August 31, 2023 and May 31, 2023, a net receivable from 3M of $24,925 and $12,365, respectively, was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

9. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
May 31, 2023	$2,056,161	$81,335	$2,137,496
Acquisitions(1)	250	—	250
Foreign currency translation and other	6	(150)	(144)
August 31, 2023	$2,056,417	$81,185	$2,137,602

(1)
Represents measurement period adjustments relating to our 3M FSD and Corvium acquisition.

As of May 31, 2023, non-amortizable intangible assets included licenses of $569, trademarks of $12,522 and other intangibles of $1,224.

Amortizable intangible assets consisted of the following and are included in customer-based intangibles and other non-current assets within the condensed consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$20,480	$6,991	$13,489
Covenants not to compete	490	401	89
Patents	8,080	3,925	4,155
Customer relationships	1,246,688	93,793	1,152,895
Trade names and trademarks	122,992	5,569	117,423
Developed technology	307,539	25,534	282,005
Other product and service-related intangibles	23,874	5,864	18,010
August 31, 2023	$1,730,143	$142,077	$1,588,066

Licenses	$16,010	$6,763	$9,247
Covenants not to compete	488	384	104
Patents	8,499	4,865	3,634
Customer relationships	1,244,635	81,577	1,163,058
Trade names and trademarks	111,172	3,583	107,589
Developed technology	309,609	20,175	289,434
Other product and service-related intangibles	23,628	5,907	17,721
May 31, 2023	$1,714,041	$123,254	$1,590,787

Amortization expense relating to definite-lived intangible assets was $23,704 and $2,382 during the three months ended August 31, 2023 and 2022, respectively.

Estimated amortization expense for fiscal years 2024 through 2028 is expected to be in the range of approximately $95,000 to $97,000 per year.

The amortizable intangible assets useful lives are 2 to 20 years for licenses, 3 to 10 years for covenants not to compete, 5 to 25 years for patents, 9 to 20 years for customer relationships, 5 to 25 years for trade names and trademarks, 10 to 20 years for developed technology and 5 to 15 years for other product and service-related intangibles. All definite-lived intangibles are amortized on a straight-line basis with the exception of definite-lived customer-based intangibles and product and service-related intangibles, which are amortized on either a straight-line or an accelerated basis.

10. DEBT

The Company’s debt and finance lease consists of the following:

August 31, 2023
Term Loan	$550,000
Senior Notes	350,000
Finance Leases	2,642
Total debt and finance lease	902,642
Less: Current portion	(2,642)
Total non-current debt	900,000
Less: Unamortized debt issuance costs	(13,823)
Total non-current debt, net	$886,177

The Company had a financing agreement with a bank providing for a $15,000 unsecured revolving line of credit, which originally expired on November 30, 2023, but was replaced by the five-year senior secured revolving facility as part of the Credit Facilities described below. There were no advances against the line of credit in fiscal 2023 before it was extinguished. Interest on any borrowings under that agreement was at LIBOR plus 100 basis points. Financial covenants included maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with during the period the line of credit was available.

Credit Facilities

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650,000 and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150,000 (collectively, the “Credit Facilities”) to fund the 3M Food Safety transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the 3M Food Safety transaction on September 1, 2022 while the revolving facility remained undrawn and continues to be undrawn as of August 31, 2023.

The Credit Facilities bear interest based on the term SOFR plus an applicable margin between a range of 150 to 225 basis points determined for each interest period and paid monthly. During the three months ended August 31, 2023, the interest rates ranged from 7.45% to 7.67% per annum. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments. In November 2022, the Company entered into an interest rate swap agreement, whereby interest on $250,000 of the total $550,000 principal balance is paid at a fixed rate. See Note 13. "Derivatives" for further detail on the swap agreement.

The term loan facility contains an optional prepayment feature at the discretion of the Company. The Company determined that the prepayment feature did not meet the definition of an embedded derivative and does not require bifurcation from the host liability and, accordingly, has accounted for the entire instrument at amortized cost. In accordance with the prepayment feature, the Company paid $100,000 of the term loan facility’s principal in fiscal year 2023, in order to decrease the outstanding debt balance.

The Company can draw any amount under the revolving facility up to the $150,000 limit, with the amount to be repaid on the termination date of the revolving commitments. Debt issuance costs of $2,361 were incurred related to the revolving facility. These costs are being amortized as interest expense in the condensed consolidated statements of income over the contractual life of the revolving facility using the straight-line method. Amortization of the deferred debt issuance costs for the revolving facility was $122 during the three months ended August 31, 2023. As of August 31, 2023 and May 31, 2023 the Company had $1,873 and $1,995, respectively, of unamortized debt issuance costs. The Company must pay an annual commitment fee ranging from 0.20% and 0.35% on the unused portion of the Revolving Credit Facility, paid quarterly. As of August 31, 2023, the commitment fee was 0.35%. $134 was recorded as interest expense in the condensed consolidated statements of income during the three months ended August 31, 2023.

There was no accrued interest payable on the term loan as of August 31, 2023. The Company incurred $10,232 in total debt issuance costs on the term loan which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight-line method. The amortization of deferred debt issuance costs of $529 and interest expense of $10,601 (excluding swap credit of $668) for the term loan was included in the condensed consolidated statements of income during the three months ended August 31, 2023. As of August 31, 2023 and May 31, 2023 the Company had $8,115 and $8,644, respectively, of unamortized debt issuance costs.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of August 31, 2023, the Company was in compliance with its debt covenants.

Senior Notes

In July 2022, Neogen Food Safety Corporation closed on an offering of $350,000 aggregate principal amount of 8.625% senior notes due in 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Neogen Food Safety Corporation to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Upon closing of the 3M Food Safety transaction on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by the Company and certain wholly-owned domestic subsidiaries of the Company.

The Company determined that the redemption features of the Notes did not meet the definition of a derivative and thus does not require bifurcation from the host liability and accordingly has accounted for the entire instrument at amortized cost.

Total accrued interest on the Notes was $3,438 and $10,985, respectively, as of August 31, 2023 and May 31, 2023 based on the stated interest rate of 8.625% and included in current liabilities on the condensed consolidated balance sheets. The Company incurred total debt issuance costs of $6,683, which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight-line method. During the three months ended August 31, 2023, the Company recorded $7,756 of interest expense for the Notes in the condensed consolidated statements of income, of which $209 related to the amortization of deferred debt issuance costs, respectively. As of August 31, 2023 and May 31, 2023 the Company had $5,708 and $5,917, respectively, of unamortized debt issuance costs.

Finance Lease

The finance lease as of August 31, 2023 includes a building lease that is classified in the current portion of debt on the condensed consolidated balance sheets. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

Maturity of Term Loan and Senior Notes

There are no required principal payments through fiscal year 2026, due to $100,000 in prepayments made in fiscal 2023.

11. INCOME TAXES

Income tax expense was $160 during the three months ended August 31, 2023. Income tax expense was $1,450 during the three months three months ended August 31, 2022. The decrease in income tax expense in the first quarter of fiscal 2024 is primarily related to lower pre-tax income resulting from amortization and interest expense from the FSD transaction and a favorable tax rate differential on foreign earnings.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 31, 2023 and May 31, 2023 are $1,144 and $1,087, respectively. The increase in unrecognized tax benefits is primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual remediation costs, which have ranged from $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs are $916 as of both August 31, 2023 and May 31, 2023, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has undertaken a pilot study in which chemical reagents were injected into the ground in an attempt to reduce on-site contamination. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability as of August 31, 2023, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

The Company previously disclosed an ongoing investigation by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) regarding activities or transactions involving parties located in Iran. In fiscal year 2020, the Company recorded a charge to Other (expense) income and recorded a reserve of $600 to provide for potential fines or penalties on this matter. In March 2023, the Company received a Cautionary Letter from OFAC concluding its investigation without civil monetary penalty or other enforcement action. As the investigation is effectively resolved, the Company reversed the $600 accrual in the fourth quarter of 2023.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

13. DERIVATIVES

Derivatives Not Designated as Hedging Instruments

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and have entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our condensed consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in other income in our condensed consolidated statements of income. The notional amount of forward contracts in place was $5,861 and $15,500 as of August 31, 2023 and May 31, 2023, respectively, and consisted of hedges of transactions up to September 2023.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2023	May 31, 2023
Foreign currency forward contracts, net	Other (payable) receivable	$(27)	$140

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of income were as follows:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location in statements of income	August 31, 2023	August 31, 2022
Foreign currency forward contracts	Other (expense) income	$(320)	$882

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with an initial $250,000 notional value, which is designated as a cash flow hedge. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of August 31, 2023 and May 31, 2023 was a net asset (liability) of $1,206 and ($2,683), respectively. The Company expects to reclassify a $2,767 gain of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2023	May 31, 2023
Interest rate swap – current	Other current assets	$2,767	$2,087
Interest rate swap – non-current	Other non-current liabilities	(1,561)	(4,770)

The following table summarizes the other comprehensive income before reclassifications of derivative gains and losses:

	Other Comprehensive Income Before Reclassifications During
	Three Months Ended
Derivatives Designated as Hedging Instruments	August 31, 2023	August 31, 2022
Interest rate swaps	$3,479	$—

The following table summarizes the reclassification of derivative gains and losses into net income from accumulated other comprehensive income (loss):

		Gain (Loss) Reclassified During
		Three Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Reclassified	August 31, 2023	August 31, 2022
Interest rate swaps	Interest expense	$523	$—

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors, including circumstances beyond our control at our transition manufacturing partner, competition, recruitment, retention, dependence on key employees, impact of weather on agriculture and food production, global business disruption caused by the Russia invasion in Ukraine and related sanctions, identification and integration of acquisitions, research and development risks, intellectual property protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

TRENDS AND UNCERTAINTIES

In prior years, production was negatively impacted by broad supply chain challenges, labor market disruptions and other related lingering impacts of the COVID-19 pandemic. Additionally, input costs inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal 2023, these negative impacts steadily improved throughout the fiscal year. In fiscal 2024, despite a slowing of inflation rates, there remains economic headwinds of softening consumer demand and high interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal 2023, as a way to combat inflation. This, subsequently, increased our borrowing costs and raised the overall cost of capital. While the frequent increases have largely subsided, the overall rate is significantly higher than recent years, which increases interest expense on the unhedged portion of our Term Loan.

In response to the historically high inflationary environment, we have taken pricing actions to mitigate the impacts on the business. We anticipate that the impact of inflation will continue to affect us throughout fiscal year 2024, although at a continually decreasing rate compared to the prior two fiscal years.

Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been negatively impacted by the conflict. As the conflict continues or worsens, it may further impact our business, financial condition or results of operations throughout fiscal year 2024.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us throughout fiscal year 2024.

Executive Overview

	Three Months Ended August 31,
(in thousands)	2023	2022	% Change
Consolidated
Revenues	$228,987	$132,349	73%
Core Sales Growth*			(1)%
Food Safety
Revenues	$166,278	$64,643	157%
Core Sales Growth*			5%
Animal Safety
Revenues	$62,709	$67,706	(7)%
Core Sales Growth*			(7)%

% of International Sales	51%	39%
Effective Tax Rate	9.6%	21.8%
Net Income	$1,503	$5,209	(71)%
Earnings per Diluted Share	0.01	0.05
Cash from (for) Operations	23,009	(14,143)

* Refer to non-GAAP financial measures section in this document.

•
Food Safety core sales exclude revenues from the FSD transaction (September 2022), the Thai-Neo Biotech acquisition (July 2022), the Corvium acquisition (February 2023) and excludes the change in currency rates. Core sales also exclude the discontinued dairy antibiotics test kit product line.
•
Food Safety revenues include $98.0 million from 3M's Food Safety Division (“3M FSD”), which we combined with on September 1, 2022, during the three months ended August 31, 2023. All of the global revenue from this business is reported within the Food Safety segment.
•
Animal Safety core sales exclude the change in currency rates and the discontinued Thyrokare product line.

Service Revenue

Service revenue, which includes genomics testing and other laboratory services, was $24.6 million in the first quarter of fiscal 2024, a decrease of 4% compared to prior year first quarter revenues of $25.6 million. The decrease was primarily driven by the attrition of two large domestic customers in the poultry and porcine markets, partially offset by strength in sheep and beef testing in Australia and new business in beef markets in the U.K. and Brazil.

International Revenue

In the first quarter of fiscal 2024, international sales were $117.9 million, an increase of 128%, compared to $51.7 million in the first quarter of fiscal 2023. The increase was primarily due to $63.8 million in international sales related to the 3M FSD transaction, during the first quarter of 2024. Growth in the legacy business in the first quarter as compared to the same period in the prior year was led by strength in sales of biosecurity products in the U.K., Middle East and Brazil and new diagnostic testing business gained in the U.K. These increases were partially offset by decreases in our Asia Pacific region. The decreases were driven by lower demand in the region, primarily in our Chinese markets.

Revenues

	Three Months Ended August 31,
(in thousands)	2023	2022	Increase/(Decrease)%
Food Safety
Natural Toxins & Allergens	$22,268	$19,787	$2,481	13%
Bacterial & General Sanitation	45,224	10,728	34,496	322%
Indicator Testing, Culture Media & Other	81,886	19,254	62,632	325%
Rodent Control, Insect Control & Disinfectants	11,090	9,575	1,515	16%
Genomics Services	5,810	5,299	511	10%
	166,278	64,643	101,635	157%
Animal Safety
Life Sciences	$1,661	$1,589	$72	5%
Veterinary Instruments & Disposables	12,932	14,673	(1,741)	(12)%
Animal Care & Other	8,175	10,526	(2,351)	(22)%
Rodent Control, Insect Control & Disinfectants	22,686	22,214	472	2%
Genomics Services	17,255	18,704	(1,449)	(8)%
	62,709	67,706	(4,997)	(7)%
Total Revenues	$228,987	$132,349	$96,638	73%

Food Safety

Natural Toxins & Allergens – Sales in this category increased 13% during the three months ended August 31, 2023 compared to the same period in the prior year. While a portion of the increase in sales is from the acquired allergen product line from 3M FSD, the primary increase in this category is from growth in sales of legacy gluten and milk allergen test kits. Our natural toxins product line had moderate increases, partially offset by a decline in sales of discontinued dairy drug residue test kits.

Bacterial & General Sanitation – Revenues in this category rose 322% during the three months ended August 31, 2023 compared to the same period in the prior year. Excluding the Clean-Trace® line of general sanitation products and the pathogen test kit product line, each acquired from 3M FSD, growth in this category was led by placements of Soleris® equipment due to new business won in North America and the U.K.

Indicator Testing, Culture Media & Other – Sales in this category increased 325% during the three months ended August 31, 2023 compared to the same period in the prior year. Excluding sales from the Petrifilm® indicator and sample handling product lines acquired from 3M FSD and also sales from the Corvium acquisition, there was a net decrease in sales, primarily due to a decline in our Megazyme brand of food quality and nutritional analysis products, primarily caused by distributor ordering patterns. This decrease was partially offset by modest growth in culture media sales and a significant increase in sales of our Neogen Analytics software as a service platform.

Rodent Control, Insect Control & Disinfectants – Revenues in this category increased 16% during the three months ended August 31, 2023 compared to the same period in the prior year, led by strength in cleaner and disinfectant sales in the Middle East and U.K and sales of insect control products in Brazil.

Genomics Services – Sales of genomics services sold through our international Food Safety operations increased 10% during the three months ended August 31, 2023 compared to the same period in the prior year, led by new business in beef markets in the U.K. and Brazil.

Animal Safety

Life Sciences – Sales in this category increased 5% during the three months ended August 31, 2023 compared to the same period in the prior year, primarily due to higher demand from customers purchasing substrates and reagents used in clinical diagnostic test kits.

Veterinary Instruments & Disposables – Sales in this category decreased 12% during the three months ended August 31, 2023 compared to the same period in the prior year, as increases resulting from cohesive wrap business won in the second half of the prior fiscal year were more than offset by lower sales of veterinary instruments, as macroeconomic uncertainty contributed to inventory de-stocking at certain of our large veterinary distributors.

Animal Care & Other – Sales of these products decreased 22% during the three months ended August 31, 2023 compared to the same period in the prior year. The decrease was driven by lower sales of small animal supplements and vitamin injectables, primarily caused by supply constraints.

Rodent Control, Insect Control & Disinfectants – Sales increased 2% for the three months ended August 31, 2023 compared to the same period in the prior year. Revenue increases in cleaners, disinfectants and insect control products were partially offset by lower sales of rodent control products.

Genomics Services – Sales in this category decreased 8% during the three months ended August 31, 2023 compared to the same period in the prior year. Decreases in poultry and porcine testing sales, due to the attrition of two large domestic customers, more than offset strength in sheep and beef testing in Australia and new business in beef markets in the U.K and Brazil.

Gross Profit

Gross margin was 51.0% in the first quarter of fiscal 2024 compared to 47.0% in the same period of the prior year. The increase was primarily due to incremental revenues from the FSD transaction, which generated gross margin higher than the legacy company average gross margin. Within each reporting segment, increased raw material costs pressured gross margins in certain product lines. However, freight costs declined significantly during the comparative period particularly benefiting the Animal Safety segment. Pricing actions taken during the year also mitigated the impact of cost increases.

Operating Expenses

Operating expenses were $97.6 million in the first quarter of fiscal 2024, compared to $56.2 million in the comparable period in the prior year. The increase was primarily the result of ongoing expenses resulting from the acquired 3M FSD employees, additional costs added to facilitate providing back office and distribution activities related to the acquired 3M FSD product lines and amortization of intangible assets acquired in the FSD Transaction.

Sales and marketing expenses were $45.8 million in the first quarter of fiscal 2024, compared to $23.4 million in the same quarter of the prior year. The increase was primarily driven by incremental costs resulting from the FSD transaction. These costs consisted of compensation and related expenses for the acquired FSD sales and marketing teams and charges for transition services provided by 3M. These invoicing and distribution services will be provided under contract for a period of up to 18 months, concluding on March 1, 2024. The remainder of the increase during the quarter was due primarily to higher personnel related spending in the legacy business, the result of headcount additions and compensation increases.

General and administrative expenses were $45.1 million in the first quarter of fiscal 2024, compared to $27.9 million in the same quarter of the prior year. Increases for the quarter were primarily the result of $21.3 million of incremental amortization, additional personnel hired to accommodate the increased size and complexity of the organization, compensation increases across the organization, the issuance of share-based compensation grants, software license fees and other information technology infrastructure investments. These increases were partially offset by a $10.7 million decrease in legal, professional, and consulting fees.

Research and development expense was $6.7 million in the first quarter of fiscal 2024, compared to $4.9 million in the same quarter of the prior year. The increase was primarily the result of cost associated with the acquired FSD employees.

Operating Income

Operating income was $19.1 million in the first quarter of fiscal 2024, compared to operating income of $6.1 million in the prior year comparable period. Expressed as a percentage of sales, operating income was 8.4% during the first quarter, compared to operating income of 4.6% for the same period in the prior year. Operating income, both in dollars and expressed as a percentage of sales, increased compared to the prior year comparative period primarily due to incremental revenues and higher gross profits from the FSD merger. The prior year quarter also included FSD transaction costs of $13.7 million, compared to $2.0 million of transaction and integration costs in the current year quarter.

Other (Expense)/Income

	Three Months Ended August 31,
(in thousands)	2023	2022
Interest income	$1,790	$971
Interest expense	(18,456)	(2)
Foreign currency transactions	(463)	(421)
Contingent consideration adjustments	(300)	-
Other	(43)	49
Total Other (Expense) Income	$(17,472)	$597

The net interest expense recorded during the three months ended August 31, 2023 was the result of debt incurred to fund the FSD transaction. In the first quarter of fiscal 2023, the Company had no debt outstanding. Interest income relates to earnings on our marketable securities portfolio. Higher yields on the portfolio during the three months ended August 31, 2023 were partially offset by lower balances. Other expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Provision for Income Taxes

Income tax expense in the first quarter of fiscal 2024 was $0.2 million, compared to $1.5 million of income tax expense in the prior year comparable period. The decrease in income tax expense is primarily related to lower pre-tax income resulting from amortization and interest expense from the FSD transaction and a favorable tax rate differential on foreign earnings.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 31, 2023 and May 31, 2023 is $1.1 million. The increase in unrecognized tax benefits is primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

Net Income

Net income was $1.5 million in the first quarter of fiscal 2024, compared to net income of $5.2 million in the same period in the prior year. The decrease in earnings during the quarter was primarily the result of $18.5 million of interest expense resulting from the $900 million in outstanding debt incurred in the merger, $20.3 million in incremental amortization expenses associated with the intangible assets acquired in the merger and additional expense resulting from the acquired FSD employees. These increased expenses were partially offset by incremental revenues from the FSD merger, which generated gross profits higher than the legacy company average margin.

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

Core revenue growth

We define core revenue growth as net sales for the period excluding the impacts of foreign currency translation rates, the first year impacts of acquisitions and divestitures, where applicable, and net sales from discontinued product lines. We present core revenue growth because it allows for a meaningful comparison of results across periods without the volatility caused by foreign currency gains or losses, or the incomparability that would be caused by the impact of an acquisition or divestiture.

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
•
FX translation (gain)/loss on loan revaluation. We exclude the revaluation impacts of foreign currency fluctuations on our intercompany loan balances that we initiated in conjunction with the FSD transaction.
•
Certain transaction fees and integration costs. We exclude fees and expenses related to certain transactions because they are outside of Neogen’s underlying core performance. These fees and expenses include deal related professional and legal fees.
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

Reconciliation between net income and EBITDA and Adjusted EBITDA and between net income margin % and Adjusted EBITDA margin % are as follows:

	Three Months Ended August 31,
(in thousands, except for percentages)	2023	2022
Net Income	$1,503	$5,209
Net income margin %	0.7%	3.9%
Provision for income taxes	160	1,450
Depreciation and amortization	28,734	5,729
Interest expense (income), net	16,666	(969)
EBITDA	$47,063	$11,419
Share-based compensation	2,638	1,867
FX transaction gain on loan revaluation (1)	(290)	—
Certain transaction fees and integration costs	1,951	13,732
Restructuring	559	—
Contingent consideration adjustments	300	—
ERP expense (2)	128	—
Discontinued product line expense	20	—
Adjusted EBITDA	$52,369	$27,018
Adjusted EBITDA margin %	22.9%	20.4%

(1)
Net foreign currency transaction (gain)/loss associated with the revaluation of non-functional currency intercompany loans established in connection with 3M Food Safety transaction.
(2)
Non-capitalizable expenses related to ERP implementation.

Adjusted EBITDA increased $25.4 million during the three months ended August 31, 2023 due primarily to earnings generated from the 3M FSD business, which merged with Neogen on September 1, 2022. Expressed as a percentage of revenue, adjusted EBITDA was 22.9% during the first quarter of fiscal 2024 compared to 20.4% during the same period last year. Increases in the margin reflect the higher margin products sold by the 3M FSD business, which was not a part of the Company in the prior year comparable period.

Reconciliation between net income and Adjusted Net Income and earnings per share and Adjusted Earnings per Share are as follows:

	Three Months Ended August 31,
(in thousands, except per share amounts)	2023	2022
Net Income	$1,503	$5,209
Earnings per diluted share	$0.01	$0.05
Amortization of acquisition-related intangibles	23,325	1,841
Share-based compensation	2,638	1,867
FX transaction gain on loan revaluation (1)	(290)	—
Certain transaction fees and integration costs	1,951	13,732
Restructuring	559	—
Contingent consideration adjustments	300	—
ERP expense (2)	128	—
Discontinued product line expense	20	—
Estimated tax effect of above adjustments (3)	(6,447)	(5,093)
Adjusted Net Income	$23,687	$17,556
Adjusted Earnings per Share	$0.11	$0.16

(1)
Net foreign currency transaction (gain)/loss associated with the revaluation of non-functional currency intercompany loans established in connection with the FSD transaction.
(2)
Non-capitalizable expenses related to ERP implementation.
(3)
Tax effect of adjustments is calculated using projected effective tax rates for each applicable item.

Adjusted Net Income increased $6.1 million during the three months ended August 31, 2023 due to the higher Adjusted EBITDA.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $239.3 million as of August 31, 2023, compared to $245.6 million as of May 31, 2023. Cash flow from operating activities was $23.0 million during the three months ended August 31, 2023, which was primarily the result of fewer transaction fees and working capital improvements. Cash flow for investing activities was an outflow of $8.7 million during the three months ended August 31, 2023, from purchases of property and equipment of $30.6 million, partially offset by proceeds from the sale of marketable securities of $21.9 million. Cash flow from financing activities was $1.1 million during the three months ended August 31, 2023.

Net accounts receivable balances were $137.7 million as of August 31, 2023 compared to $153.3 million as of May 31, 2023. Days’ sales outstanding, a measurement of the time it takes to collect receivables, was 53 days as of August 31, 2023, compared to 57 days as of May 31, 2023 and 60 days as of August 31, 2022. The improvement in days' sales outstanding is the result of working capital initiatives being implemented.

As part of transition services agreements between the Company and 3M, related to the merger of the Food Safety business, 3M is invoicing our customers for products that 3M is manufacturing and shipping on our behalf. As of August 31, 2023, there were $49.8 million in customer receivables billed by 3M on our behalf, compared to $57.3 million as of May 31, 2023. The Company is working collaboratively with 3M on managing the credit risk associated with the former FSD customers during the period when 3M is providing transition invoicing and distribution services to the Company.

Net inventory was $140.7 million as of August 31, 2023, an increase of $6.9 million, compared to a May 31, 2023 balance of $133.8 million. The higher inventory levels are primarily the result of stock of FSD products purchased from 3M. Beginning in the second quarter of fiscal 2024 and continuing into the third quarter, we plan to purchase the remaining FSD inventory from 3M, as we exit our transition services agreements and begin to manufacture certain 3M FSD products. We currently expect to spend approximately $40 to $50 million for these inventory purchases. Additionally, we expect to spend approximately $130 million in capital expenditures in fiscal year 2024; $100 million of the total is related to our new building, systems implementation and related food safety integration projects.

Additionally, while supply chain issues largely moderated throughout fiscal 2023 and into fiscal 2024, we continue to monitor our key raw materials to ensure adequate stock on hand.

Debt and Liquidity

On September 1, 2022, Neogen, 3M, and Neogen Food Safety Corporation, a subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the FSD Transaction that previously was announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction.

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650 million and a five-year senior secured revolving facility in the amount of $150 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Neogen Food Safety Corporation on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation. Financial covenants include maintaining specified levels of funded debt to EBITDA and debt service coverage. Pricing for the term loan is term SOFR plus 235 basis points. The Credit Facilities, together with the Notes described below, represent the financing incurred in connection with the merger of the 3M FSD with Neogen. In accordance with the prepayment feature, the Company paid $100 million of the term loan facility’s principal in fiscal year 2023, in order to decrease the outstanding debt balance.

In July 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Neogen Food Safety Corporation to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Neogen Food Safety Corporation did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Neogen Food Safety Corporation’s common stock to 3M stockholders, the Notes were guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M was released from all obligations under its guarantee. Upon the effectiveness of the merger on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen.

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

Neogen has assets, liabilities, and operations outside of the U.S. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS of our Annual Report on Form 10-K for the year ended May 31, 2023, our financial condition and results of operations could be adversely affected by currency fluctuations.

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	August 31, 2023	Impact
(in thousands)
Foreign Currency—Revenue	10% Decrease in exchange rates	$11,792	Earnings
Foreign Currency—Hedges	10% Decrease in exchange rates	586	Fair Value
Interest Income	10% Decrease in interest rates	1,017	Earnings
Interest Expense	10% Increase in interest rates	2,301	Earnings

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of our previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2023.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2023, management identified the following material weaknesses in internal controls over financial reporting during the year ended May 31, 2023: (1) information technology general controls in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting process (2) ineffective period-end invoice accrual controls and (3) ineffective operation of management review controls related to the accounting, valuation, and purchase price allocation of the Company’s acquisitions and associated goodwill.

Ongoing Remediation Efforts to Address the Previously Identified Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2023, management concluded that our internal controls over financial reporting were not effective as of May 31, 2023. Management is in the process of enhancing, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting. The remediation measures to correct the previously identified material weaknesses include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks and providing additional training to personnel including the appropriate level of documentation to be maintained to support internal controls over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that has led to the material weaknesses that we have identified. The previously identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts described above in connection with the previously identified material weaknesses, no changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 12. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2023. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2023.

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

NEOGEN CORPORATION
(Registrant)

Dated: October 10, 2023

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: October 10, 2023

/s/ David H. Naemura
David H. Naemura
Chief Financial Officer
(Principal Financial and Accounting Officer)