Form 10-Q
period 2023-11-30
NEOGEN CORP
filed 2024-01-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023.

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

As of November 30, 2023 there were 216,520,296 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	November 30, 2023	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$205,765	$163,240
Marketable securities	24,501	82,329
Accounts receivable, net of allowance of $3,403 and $2,827	150,498	153,253
Inventories, net	160,529	133,812
Prepaid expenses and other current assets	83,080	53,297
Total Current Assets	624,373	585,931
Net Property and Equipment	244,300	198,749
Other Assets
Right of use assets	15,015	11,933
Goodwill	2,137,983	2,137,496
Intangible assets, net	1,564,744	1,605,103
Other non-current assets	16,000	15,220
Total Assets	$4,602,415	$4,554,432
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,569	$-
Accounts payable	112,184	76,669
Accrued compensation	15,642	25,153
Income tax payable	10,217	6,951
Accrued interest	10,985	11,149
Deferred revenue	4,679	4,616
Other accruals	20,336	20,934
Total Current Liabilities	176,612	145,472
Deferred Income Tax Liability	355,005	353,427
Non-Current Debt	886,915	885,439
Other Non-Current Liabilities	36,316	35,877
Total Liabilities	1,454,848	1,420,215
Commitments and Contingencies (note 12)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,520,296 and 216,245,501 shares issued and outstanding at November 30, 2023, and May 31, 2023, respectively	34,644	34,599
Additional paid-in capital	2,574,994	2,567,828
Accumulated other comprehensive loss	(25,128)	(33,251)
Retained earnings	563,057	565,041
Total Stockholders’ Equity	3,147,567	3,134,217
Total Liabilities and Stockholders’ Equity	$4,602,415	$4,554,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Revenues
Product revenues	$203,869	$203,317	$408,270	$310,109
Service revenues	25,760	26,716	50,346	52,273
Total Revenues	229,629	230,033	458,616	362,382
Cost of Revenues
Cost of product revenues	98,353	102,530	195,312	157,971
Cost of service revenues	14,502	14,964	29,769	29,602
Total Cost of Revenues	112,855	117,494	225,081	187,573
Gross Profit	116,774	112,539	233,535	174,809
Operating Expenses
Sales and marketing	44,832	36,348	90,615	59,731
General and administrative	51,721	77,001	96,842	104,945
Research and development	5,756	6,846	12,478	11,727
Total Operating Expenses	102,309	120,195	199,935	176,403
Operating Income (Loss)	14,465	(7,656)	33,600	(1,594)
Other Expense
Interest income	1,863	553	3,653	1,523
Interest expense	(18,032)	(20,545)	(36,488)	(20,547)
Other expense	(2,043)	(6,443)	(2,849)	(6,814)
Total Other Expense	(18,212)	(26,435)	(35,684)	(25,838)
Loss Before Taxes	(3,747)	(34,091)	(2,084)	(27,432)
Provision for Income Taxes	(260)	7,750	(100)	9,200
Net Loss	$(3,487)	$(41,841)	$(1,984)	$(36,632)
Net Loss Per Share
Basic	$(0.02)	$(0.19)	$(0.01)	$(0.23)
Diluted	$(0.02)	$(0.19)	$(0.01)	$(0.23)
Weighted Average Shares Outstanding
Basic	216,410,493	216,134,350	216,359,511	161,689,929
Diluted	216,410,493	216,134,350	216,359,511	161,689,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Net loss	$(3,487)	$(41,841)	$(1,984)	$(36,632)
Foreign currency translation gain (loss)	1,455	1,102	4,678	(10,031)
Unrealized gain (loss) on marketable securities (1)	264	154	840	(270)
Unrealized (loss) gain on derivative instruments (2)	(351)	(2,428)	2,605	(2,428)
Other comprehensive income (loss), net of tax:	1,368	(1,172)	8,123	(12,729)
Total comprehensive (loss) income	$(2,119)	$(43,013)	$6,139	$(49,361)

(1) Amounts are net of tax of $84 and $46 during the three months ended November 30, 2023 and 2022 and $267 and ($80) during the six months ended November 30, 2023 and 2022, respectively.

(2) Amounts are net of tax of ($111) and ($757) during the three months ended November 30, 2023 and 2022 and $822 and ($757) during the six months ended November 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Exercise of options and share-based compensation expense	2,591	—	2,661	—	—	2,661
Issuance of shares under employee stock purchase plan	62,490	11	1,028	—	—	1,039
Net income	—	—	—	—	1,503	1,503
Other comprehensive income	—	—	—	6,755	—	6,755
Balance, August 31, 2023	216,310,582	$34,610	$2,571,517	$(26,496)	$566,544	$3,146,175
Exercise of options and share-based compensation expense	209,714	34	3,477	—	—	3,511
Net loss	—	—	—	—	(3,487)	(3,487)
Other comprehensive income	—	—	—	1,368	—	1,368
Balance, November 30, 2023	216,520,296	$34,644	$2,574,994	$(25,128)	$563,057	$3,147,567

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2022	107,801,094	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options and share-based compensation expense	4,000	1	1,904	—	—	1,905
Issuance of shares under employee stock purchase plan	32,636	5	862	—	—	867
Net income	—	—	—	—	5,209	5,209
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Balance, August 31, 2022	107,837,730	$17,254	$312,750	$(39,326)	$593,120	$883,798
Exercise of options and share-based compensation expense	46,607	7	2,630	—	—	2,637
Issuance of shares for 3M transaction	108,269,946	17,323	2,245,518	—	—	2,262,841
Net loss	—	—	—	—	(41,841)	(41,841)
Other comprehensive loss	—	—	—	(1,172)	—	(1,172)
Balance, November 30, 2022	216,154,283	$34,584	$2,560,898	$(40,498)	$551,279	$3,106,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended November 30,
	2023	2022
Cash Flows From (For) Operating Activities
Net loss	$(1,984)	$(36,632)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	58,203	32,467
Deferred income taxes	1,178	(1,983)
Share-based compensation	6,150	4,499
Loss (gain) on disposal of property and equipment	754	(456)
Amortization of debt issuance costs	1,720	999
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	3,633	(44,452)
Inventories, net	(25,929)	6,478
Prepaid expenses and other current assets	(29,896)	(37,833)
Accounts payable and accrued liabilities	34,950	24,103
Interest expense accrual	(164)	13,974
Change in other assets and liabilities	(9,892)	5,967
Net Cash From (For) Operating Activities	38,723	(32,869)
Cash Flows From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(55,046)	(25,102)
Proceeds from the maturities of marketable securities	57,828	172,763
Purchases of marketable securities	—	(12,523)
Business acquisitions, net of working capital adjustments and cash acquired	—	38,896
Proceeds from the sale of property and equipment and other	70	606
Net Cash From Investing Activities	2,852	174,640
Cash Flows From (For) Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	1,141	920
Repayment of debt	—	(60,000)
Debt issuance costs paid and other	(389)	(19,276)
Net Cash From (For) Financing Activities	752	(78,356)
Effect of Foreign Exchange Rates on Cash	198	(7,888)
Net Increase In Cash and Cash Equivalents	42,525	55,527
Cash and Cash Equivalents, Beginning of Period	163,240	44,473
Cash and Cash Equivalents, End of Period	$205,765	$100,000

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations during the three and six months ended November 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2024. For more complete financial information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in other expense on our condensed consolidated statements of operations. Management has designated certain intercompany loans as long-term in nature, and therefore, the gains and losses on remeasurement of these loans are recorded within accumulated other comprehensive loss.

ACCOUNTING POLICIES

Comprehensive (Loss) Income

Comprehensive (loss) income represents net loss and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net loss and recognized directly as a component of equity. Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments and unrealized gains or losses on our marketable securities and derivative instruments.

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

Leases

We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating leases. We evaluate our contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, many of our leases are classified as operating leases. Operating leases are included in Other assets, Other accruals and Other non-current liabilities on the Company’s condensed consolidated balance sheets. Finance leases are included in net property and equipment and current portion of finance lease on the Company’s condensed consolidated balance sheets.

Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. Costs associated with finance leases are recognized on a straight-line basis within depreciation and interest expense over the term of the lease. The right-of-use operating lease assets were $15,015 and $11,933 as of November 30, 2023 and May 31, 2023, respectively. The total current and non-current operating lease liabilities were $15,366 and $12,089 as of November 30, 2023 and May 31, 2023, respectively. The finance lease assets were $2,569 as of November 30, 2023. There were no finance leases recorded as of May 31, 2023. See Note 10. "Debt" for detail on the finance lease liabilities.

Derivatives

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and have also entered into interest rate swap contracts as a hedge against changes in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive (loss) income, and amounts are reclassified into earnings on the condensed consolidated statement of income when transactions are realized. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at November 30, 2023 or May 31, 2023, respectively.

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

To value equity awards, several recognized valuation models exist; none of these models can be singled out as being the best or most correct. The model applied by us can accommodate most of the specific features included in the options granted, which is the reason for its use. If different models were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 7. "Equity Compensation Plans."

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

New Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

2. CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $205,765 and $163,240 as of November 30, 2023 and May 31, 2023, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds rated at least A-1/P-1 (short-term) and A/A2 (long-term) with original maturities between 91 days and two years. These securities are classified as available for sale. Changes in fair value are monitored and recorded on a monthly basis and are recorded in other comprehensive (loss) income. In the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. If fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. The primary objective of management’s short-term investment activity is to preserve capital for the purpose of funding current operations, capital expenditures and business acquisitions. Short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other (expense) income on the condensed consolidated statements of operations.

Marketable Securities as of November 30, 2023 and May 31, 2023 are listed below by classification and remaining maturities.

	Maturity	November 30, 2023	May 31, 2023
Commercial Paper & Corporate Bonds	0 - 90 days	$17,536	$22,552
	91 - 180 days	6,644	35,692
	181 days - 1 year	321	23,768
	1 - 2 years	—	317
Total Marketable Securities		$24,501	$82,329

The components of marketable securities, consisting of commercial paper and corporate bonds, as of November 30, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$24,615	$—	$(114)	$24,501

The components of marketable securities, consisting of commercial paper and corporate bonds, as of May 31, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$83,549	$—	$(1,220)	$82,329

3. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

	November 30, 2023	May 31, 2023
Raw materials	$67,768	$66,617
Work-in-process	6,645	5,369
Finished and purchased goods	94,157	68,100
Inventory reserve	(8,041)	(6,274)
	$160,529	$133,812

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

The Company has no contract assets. Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are recorded within Deferred revenue on the condensed consolidated balance sheets. During the three and six months ended November 30, 2023, the Company recorded additions of $4,121 and $5,978 to deferred revenue, respectively. During the three and six months ended November 30, 2022, the Company recorded additions of $2,479 and $4,671 to deferred revenue, respectively. During the three and six months ended November 30, 2023, the Company recognized $3,231 and $5,915, respectively, of deferred revenue amounts into revenue. During the three and six months ended November 30, 2022, the Company recognized $2,860 and $5,048, respectively, of deferred revenue amounts into revenue. Changes in the balances relate primarily to sales of the Company's genomics services.

On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M Company's ("3M") Food Safety Division (“3M FSD”, “FSD”). Similar to Neogen, 3M’s former FSD sells diagnostic test kits, dehydrated culture media, and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenues for these products are recognized and invoiced when the product is shipped to the customer. Many of these products are currently manufactured, invoiced, and distributed by 3M on behalf of Neogen under a number of transition service contracts. However, the Company is currently in the process of exiting the distribution-related service contracts. This will be complete on a global basis by the end of the third quarter in fiscal 2024.

The following table presents disaggregated revenue by major product and service categories during the three and six months ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Food Safety
Natural Toxins & Allergens	21,110	$22,251	$43,378	$42,038
Bacterial & General Sanitation	42,774	41,121	87,998	51,849
Indicator Testing, Culture Media & Other	83,758	82,084	165,644	101,338
Rodent Control, Insect Control & Disinfectants	10,954	10,377	22,044	19,952
Genomics Services	5,807	5,510	11,617	10,809
	$164,403	$161,343	$330,681	$225,986
Animal Safety
Life Sciences	$1,677	$1,427	$3,338	$3,016
Veterinary Instruments & Disposables	16,937	16,433	29,869	31,106
Animal Care & Other	8,985	10,569	17,160	21,095
Rodent Control, Insect Control & Disinfectants	19,953	20,665	42,639	42,879
Genomics Services	17,674	19,596	34,929	38,300
	65,226	68,690	127,935	136,396
Total Revenues	$229,629	$230,033	$458,616	$362,382

5. NET LOSS PER SHARE

Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share was computed using the treasury stock method by dividing net loss by the weighted average number of shares of common stock outstanding.

The calculation of net loss per share follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Numerator for basic and diluted net loss per share:
Net loss attributable to Neogen	$(3,487)	$(41,841)	$(1,984)	$(36,632)
Denominator for basic net loss per share:
Weighted average shares	216,410,493	216,134,350	216,359,511	161,689,929
Effect of dilutive stock options and RSUs	—	—	—	—
Denominator for diluted net loss per share	216,410,493	216,134,350	216,359,511	161,689,929
Net loss per share:
Basic	$(0.02)	$(0.19)	$(0.01)	$(0.23)
Diluted	$(0.02)	$(0.19)	$(0.01)	$(0.23)

Due to the net loss for the three and six months ended November 30, 2023 and the three and six months ended November 30, 2022, the dilutive stock options and RSUs would have been anti-dilutive.

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

The accounting policies of each of the segments are the same as those described in Note 1. "Description of Business and Basis of Presentation."

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended November 30, 2023
Product revenues to external customers	$156,317	$47,552	$—	$203,869
Service revenues to external customers	8,086	17,674	—	25,760
Total revenues to external customers	$164,403	$65,226	$—	$229,629
Operating income (loss)	$24,329	$7,739	$(17,603)	$14,465
Total assets	$4,029,108	$341,919	$231,388	$4,602,415

As of and during the three months ended November 30, 2022
Product revenues to external customers	$154,223	$49,094	$—	$203,317
Service revenues to external customers	7,120	19,596	—	26,716
Total revenues to external customers	$161,343	$68,690	$—	$230,033
Operating income (loss)	$21,446	$12,806	$(41,908)	$(7,656)
Total assets	$3,955,488	$329,177	$278,577	$4,563,242
(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the six months ended November 30, 2023
Product revenues to external customers	$315,264	$93,006	$—	$408,270
Service revenues to external customers	15,417	34,929	—	50,346
Total revenues to external customers	$330,681	$127,935	$—	$458,616
Operating income (loss)	$46,570	$16,095	$(29,065)	$33,600

As of and during the six months ended November 30, 2022
Product revenues to external customers	$212,013	$98,096	$—	$310,109
Service revenues to external customers	13,973	38,300	—	52,273
Total revenues to external customers	225,986	136,396	-	362,382
Operating income (loss)	30,042	24,687	(56,323)	(1,594)
(1)
Includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Domestic	$113,554	$114,413	$224,622	$195,055
International	116,075	115,620	233,994	167,327
Total revenue	$229,629	$230,033	$458,616	$362,382

7. EQUITY COMPENSATION PLANS

The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key directors, officers and employees of the Company. Incentive and non-qualified options to purchase shares of common stock have been granted under the terms of the 2023 Omnibus Incentive Plan and previously under the 2018 Omnibus Incentive Plan. These options are granted at an exercise price of the closing price of the common stock on the date of grant. Outstanding options vest ratably over three-year and five-year periods, and the contractual terms are generally five, seven or ten years. The company grants restricted stock units (RSUs) under the terms of the 2023 Omnibus Incentive Plan. Outstanding RSUs vest ratably over three-year and five-year periods. The fair value of the RSUs is determined based on the closing price of the common stock on the date of grant.

During the three and six months ended November 30, 2023, the Company recorded $3,512 and $6,150, respectively, of expense related to its share-based awards, recorded in general and administrative expense in the condensed consolidated income statement. During the three and six months ended November 30, 2022, the Company recorded $2,632 and $4,499, respectively, of expense related to its share-based awards.

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation.

8. BUSINESS COMBINATIONS

The condensed consolidated statements of operations reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

Fiscal 2023

Thai-Neo Biotech Co., Ltd. Acquisition

On July 1, 2022, Neogen acquired all of the stock of Thai-Neo Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. Consideration for the purchase was $1,581 in net cash, with $1,310 paid at closing, $37 paid in November 2022 as a working capital adjustment and $234 paid in October 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $177, inventory of $232, prepaids of $3, net property, plant and equipment of $16, other non-current assets of $6, accounts payable of $98, other payables of $6, non-current tax liabilities of $124, intangible assets of $620 (with an estimated life of 10 years) and the remainder to goodwill (non-deductible for tax purposes). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.

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

The final purchase price allocation, based upon the fair value of these assets acquired and liabilities assumed, which was determined using the income approach, is summarized in the following table:

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

The final purchase price allocation, based upon the fair value of these assets acquired and liabilities assumed, which was determined using the income approach, is summarized in the following table:

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

During the three and six months ended November 30, 2023, integration expenses and professional fees related to the transaction of $4,585 and $6,246 were expensed. In the three and six months ended November 30, 2022, acquisition related costs of $39,132 and $52,864 were expensed. These costs are included in general and administrative expenses in the Company’s condensed consolidated statements of operations.

The operating results of the FSD have been included in the Company’s condensed consolidated statements of operations since the acquisition date. In the second quarter of fiscal 2024, the FSD’s total revenue was $99,847 and operating income was approximately $12,000. The operating income includes $4,585 of integration expenses and professional fees related to the transaction and $20,120 of amortization expense for acquired intangible assets.

The following table presents pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2022 and had been combined with the results reported in our condensed consolidated statements of operations for all periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Net sales	$229,629	$230,033	$458,616	$459,894
Operating Income (Loss)	$14,465	$(7,656)	$33,600	$3,437

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

In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. 3M periodically remits amounts charged to customers on our behalf and charges us for the associated cost of goods sold and transition service fees. As of November 30, 2023 and May 31, 2023, a net receivable from 3M of $25,337 and $12,365, respectively, was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

9. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
May 31, 2023	$2,056,161	$81,335	$2,137,496
Acquisitions(1)	250	—	250
Foreign currency translation and other	181	56	237
November 30, 2023	$2,056,592	$81,391	$2,137,983

(1)
Represents measurement period adjustments relating to our 3M FSD and Corvium acquisitions.

As of May 31, 2023, non-amortizable intangible assets included licenses of $569, trademarks of $12,522 and other intangibles of $1,224.

Amortizable intangible assets consisted of the following and are included in customer-based intangibles and other non-current assets within the condensed consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$20,624	$7,585	$13,039
Covenants not to compete	490	421	69
Patents	7,988	4,149	3,839
Customer relationships	1,247,000	109,660	1,137,340
Trade names and trademarks	122,992	7,296	115,696
Developed technology	307,577	30,741	276,836
Other product and service-related intangibles	23,894	5,969	17,925
November 30, 2023	$1,730,565	$165,821	$1,564,744

Licenses	$16,010	$6,763	$9,247
Covenants not to compete	488	384	104
Patents	8,499	4,865	3,634
Customer relationships	1,244,635	81,577	1,163,058
Trade names and trademarks	111,172	3,583	107,589
Developed technology	309,609	20,175	289,434
Other product and service-related intangibles	23,628	5,907	17,721
May 31, 2023	$1,714,041	$123,254	$1,590,787

Amortization expense relating to definite-lived intangible assets was $23,693 and $47,397 during the three and six months ended November 30, 2023, respectively. Amortization expense relating to definite-lived intangible assets was $22,687 and $25,069 during the three and six months ended November 30, 2022, respectively.

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

10. DEBT

The Company’s debt and finance lease consists of the following:

	November 30, 2023	May 31, 2023
Term Loan	$550,000	$550,000
Senior Notes	350,000	350,000
Finance Lease	2,569	—
Total debt and finance lease	902,569	900,000
Less: Current portion	(2,569)	—
Total non-current debt	900,000	900,000
Less: Unamortized debt issuance costs	(13,085)	(14,561)
Total non-current debt, net	$886,915	$885,439

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

Credit Facilities

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650,000 and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150,000 (collectively, the “Credit Facilities”) to fund the 3M Food Safety transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the 3M Food Safety transaction on September 1, 2022 while the revolving facility remained undrawn and continues to be undrawn as of November 30, 2023.

The Credit Facilities bear interest based on the term SOFR plus an applicable margin between a range of 150 to 225 basis points determined for each interest period and paid monthly. During the six months ended November 30, 2023, the interest rates ranged from 7.42% to 7.67% per annum. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments. In November 2022, the Company entered into an interest rate swap agreement, whereby interest on $250,000 of the total $550,000 principal balance is paid at a fixed rate. See Note 13. "Derivatives" for further detail on the swap agreement.

The term loan facility contains an optional prepayment feature at the discretion of the Company. The Company determined that the prepayment feature did not meet the definition of an embedded derivative and does not require bifurcation from the host liability and, accordingly, has accounted for the entire instrument at amortized cost. In accordance with the prepayment feature, the Company paid $100,000 of the term loan facility’s principal in fiscal year 2023.

The Company can draw any amount under the revolving facility up to the $150,000 limit, with the amount to be repaid on the termination date of the revolving commitments. Debt issuance costs of $2,361 were incurred related to the revolving facility. These costs are being amortized as interest expense in the condensed consolidated statements of operations over the contractual life of the revolving facility using the straight-line method. Amortization of the deferred debt issuance costs for the revolving facility was $122 and $244, respectively, during the three and six months ended November 30, 2023. Amortization of the deferred debt issuance costs for the revolving facility was $122 for the three and six months ended November 30, 2022. As of November 30, 2023 and May 31, 2023 the Company had $1,751 and $1,995, respectively, of unamortized debt issuance costs.

The Company must pay an annual commitment fee ranging from 0.20% and 0.35% on the unused portion of the Revolving Credit Facility, paid quarterly. As of November 30, 2023, the commitment fee was 0.30%, with $111 and $245, respectively, recorded as interest expense in the condensed consolidated statements of operations during the three and six months ended November 30, 2023. During the three and six months ended November 30, 2022, $133 and $225, respectively, relating to the commitment fee was recorded as interest expense in the consolidated statements of operations.

There was no accrued interest payable on the term loan as of November 30, 2023. The Company incurred $10,232 in total debt issuance costs on the term loan which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight-line method. The amortization of deferred debt issuance costs of $529 and $1,059 and interest expense of $10,267 and $20,868 (excluding swap credit of $764 and $1,452) for the term loan was included in the condensed consolidated statements of operations during the three and six months ended November 30, 2023, respectively. The amortization of deferred debt issuance costs of $529 and interest expense of $8,327 was included in the consolidated statements of operations during the three and six months ended November 30, 2022. As of November 30, 2023 and May 31, 2023 the Company had $7,585 and $8,644, respectively, of unamortized debt issuance costs.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of November 30, 2023, the Company was in compliance with its debt covenants.

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

Total accrued interest on the Notes was $10,985 as of November 30, 2023 and May 31, 2023 based on the stated interest rate of 8.625% and included in current liabilities on the condensed consolidated balance sheets. The Company incurred total debt issuance costs of $6,683, which are recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight-line method. During the three and six months ended November 30, 2023, the Company recorded $7,756 and $15,511 of interest expense for the Notes in the condensed consolidated statements of operations, of which $209 and $417 related to the amortization of deferred debt issuance costs, respectively. During the three and six months ended November 30, 2022, the Company recorded $10,985 of interest expense in the consolidated statements of operations, of which $348 related to the amortization of deferred debt issuance costs. As of November 30, 2023 and May 31, 2023 the Company had $5,500 and $5,917, respectively, of unamortized debt issuance costs.

Finance Lease

The finance lease as of November 30, 2023 is a building lease that is classified within property and equipment and the current portion of debt on the condensed consolidated balance sheets. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

Maturity of Term Loan and Senior Notes

There are no required principal payments through fiscal year 2026, due to $100,000 in prepayments made in fiscal 2023.

11. INCOME TAXES

Income tax benefit was $260 and $100 during the three and six months ended November 30, 2023. Income tax expense was $7,750 and $9,200 during the three and six months ended November 30, 2022. The net tax benefit during the three and six months ended November 30, 2023 is primarily related to pre-tax losses resulting from amortization expense, interest expense and continued integration efforts of the 3M FSD. In the prior comparable periods, the net tax expense, despite pre-tax losses, is primarily related to certain non-deductible acquisition and transaction costs related to the 3M FSD transaction.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2023 and May 31, 2023 are $1,046 and $1,087, respectively. Changes in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. These annual remediation costs are expensed and have ranged from $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs is $916 as of both November 30, 2023 and May 31, 2023, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has undertaken a pilot study in which chemical reagents were injected into the ground in an attempt to reduce on-site contamination. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability as of November 30, 2023, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

13. DERIVATIVES

Derivatives Not Designated as Hedging Instruments

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and have entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our condensed consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in other income in our condensed consolidated statements of operations. The notional amount of forward contracts in place was $65,041 and $15,500 as of November 30, 2023 and May 31, 2023, respectively, and consisted of hedges of transactions up to January 2024.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2023	May 31, 2023
Foreign currency forward contracts, net	Other (payable) receivable	$(389)	$140

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	November 30, 2023	November 30, 2022
Foreign currency forward contracts	Other expense	$(221)	$(9,128)

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	November 30, 2023	November 30, 2022
Foreign currency forward contracts	Other expense	$(541)	$(8,248)

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with an initial $250,000 notional value, which is designated as a cash flow hedge. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of November 30, 2023 and May 31, 2023 was a net asset (liability) of $745 and ($2,683), respectively. The Company expects to reclassify a $2,265 gain of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2023	May 31, 2023
Interest rate swap – current	Other current assets	$2,265	$2,087
Interest rate swap – non-current	Other non-current liabilities	(1,521)	(4,770)

The following table summarizes the other comprehensive income before reclassifications of derivative gains and losses:

	Other Comprehensive Income Before Reclassifications During
	Three Months Ended		Six Months Ended
Derivatives Designated as Hedging Instruments	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Interest rate swaps	$229	$(2,428)	$3,708	$(2,428)

The following table summarizes the reclassification of derivative gains and losses into net loss from accumulated other comprehensive income (loss):

		Gain Reclassified During
		Three Months Ended		Six Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain Reclassified	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Interest rate swaps	Interest expense	$580	$—	$1,103	$—

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors, including circumstances beyond our control at our transition manufacturing partner, competition, recruitment, retention, dependence on key employees, impact of weather on agriculture and food production, global business disruption caused by the Russia invasion in Ukraine and related sanctions and the conflict between Israel and Hamas, identification and integration of acquisitions, research and development risks, intellectual property protection, government regulation and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements, including those detailed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest rates have risen sharply, particularly in fiscal 2023, as a way to combat inflation. This, subsequently, increased our borrowing costs and raised the overall cost of capital. While the frequent increases have largely subsided, the overall rate is significantly higher than in recent years, which increases interest expense on the unhedged portion of our Term Loan.

In response to the historically high inflationary environment, we have taken pricing actions to mitigate the impacts on the business. We anticipate that the impact of inflation will continue to affect us throughout fiscal year 2024, although at a continually decreasing rate compared to the prior two fiscal years.

Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been negatively impacted by the conflict. Similarly, the military conflict between Israel and Hamas has increased overall geopolitical tensions. As the respective conflicts continue or worsen, they may further impact our business, financial condition or results of operations throughout fiscal year 2024.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us throughout fiscal year 2024.

Executive Overview

	Three Months Ended November 30,			Six Months Ended November 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Consolidated
Revenues	$229,629	$230,033	(0)%	$458,616	$362,382	27%
Core Sales Growth*			(1)%			(1)%
Food Safety
Revenues	$164,403	$161,343	2%	$330,681	$225,986	46%
Core Sales Growth*			1%			2%
Animal Safety
Revenues	$65,226	$68,690	(5)%	$127,935	$136,396	(6)%
Core Sales Growth*			(5)%			(6)%

% of International Sales	51%	50%		51%	46%
Effective Tax Rate	6.9%	(22.7)%		4.8%	(33.5)%
Net Loss	$(3,487)	$(41,841)	(92)%	$(1,984)	$(36,632)	(95)%
Loss per Diluted Share	(0.02)	(0.19)		(0.01)	(0.23)
Cash from (for) Operations				38,723	(32,869)

* Refer to the non-GAAP financial measures section in this document.

•
Food Safety core sales exclude revenues from the FSD transaction (September 2022), the Thai-Neo Biotech acquisition (July 2022), the Corvium acquisition (February 2023) and excludes the change in currency rates. Core sales also exclude the discontinued dairy antibiotics test kit product line and acquired 3M temperature indicator product line.
•
Animal Safety core sales exclude the change in currency rates and the discontinued Thyrokare product line.

Service Revenue

Service revenue, which includes genomics testing and other laboratory services, was $25.8 million and $50.3 million, respectively, during the three and six months ended November 30, 2023. Service revenue was $26.7 million and $52.3 million, respectively, during the three and six months ended November 30, 2022. The decrease was primarily driven by the attrition of a large domestic customer in the poultry market as the Company shifts its strategic focus to larger production animals, partially offset by strength in beef testing in Australia and new business in beef markets in Europe.

International Revenue

International sales were $116.1 million and $234.0 million during the three and six months ended November 30, 2023, compared to $115.6 million and $167.3 million during the three and six months ended November 30, 2022. The increase during the six months ended November 30, 2023 was primarily due to $63.8 million in international sales related to the 3M FSD transaction during the first quarter of fiscal 2024. The increase in sales in the second quarter as compared to the same period in the prior year was primarily due to strength of indicator and pathogen testing products in Central and South American countries. These increases were partially offset by lower sales of food safety products in Europe due to supply challenges attributable, in part, to our recent exit from the transition distribution services agreement with 3M.

Revenues

	Three Months Ended November 30,
(in thousands)	2023	2022	Increase/(Decrease)%
Food Safety
Natural Toxins & Allergens	$21,110	$22,251	$(1,141)	(5)%
Bacterial & General Sanitation	42,774	41,121	1,653	4%
Indicator Testing, Culture Media & Other	83,758	82,084	1,674	2%
Rodent Control, Insect Control & Disinfectants	10,954	10,377	577	6%
Genomics Services	5,807	5,510	297	5%
	164,403	161,343	3,060	2%
Animal Safety
Life Sciences	$1,677	$1,427	$250	18%
Veterinary Instruments & Disposables	16,937	16,433	504	3%
Animal Care & Other	8,985	10,569	(1,584)	(15)%
Rodent Control, Insect Control & Disinfectants	19,953	20,665	(712)	(3)%
Genomics Services	17,674	19,596	(1,922)	(10)%
	65,226	68,690	(3,464)	(5)%
Total Revenues	$229,629	$230,033	$(404)	(0)%

	Six Months Ended November 30,
(in thousands)	2023	2022	Increase/(Decrease)%
Food Safety
Natural Toxins & Allergens	$43,378	$42,038	$1,340	3%
Bacterial & General Sanitation	87,998	51,849	36,149	70%
Indicator Testing, Culture Media & Other	165,644	101,338	64,306	63%
Rodent Control, Insect Control & Disinfectants	22,044	19,952	2,092	10%
Genomics Services	11,617	10,809	808	7%
	330,681	225,986	104,695	46%
Animal Safety
Life Sciences	$3,338	$3,016	$322	11%
Veterinary Instruments & Disposables	29,869	31,106	(1,237)	(4)%
Animal Care & Other	17,160	21,095	(3,935)	(19)%
Rodent Control, Insect Control & Disinfectants	42,639	42,879	(240)	(1)%
Genomics Services	34,929	38,300	(3,371)	(9)%
	127,935	136,396	(8,461)	(6)%
Total Revenues	$458,616	$362,382	$96,234	27%

Food Safety

Natural Toxins & Allergens – Revenues in this category decreased 5% during the three months ended November 30, 2023 compared to the same period in the prior year. Excluding currency impact and sales of drug residue test kits that were largely discontinued in fiscal 2023, core revenue in this category decreased 4%. In the second quarter of the fiscal year, growth in sales of allergen test kits was offset by a decline in the sale of natural toxins test kits, driven primarily by shipment delays. During the six months ended November 30, 2023, revenues in this category increased 3% compared to the same period in the prior year. On a core growth basis, revenues increased 1% in the year-to-date period, driven by strong sales of allergen test kits, primarily gluten and milk, during the first quarter, which offset the headwinds in sales of natural toxin test kits during the most recent fiscal quarter.

Bacterial & General Sanitation – Revenues in this category increased 4% and 70% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. Core growth in this category was 5% and 6%, during the three and six months ended November 30, 2023, respectively. The increase during the current quarter was driven primarily by higher sales of pathogen test kits and hygiene monitoring products in Latin America. Strong placements of Soleris® microbiological diagnostic equipment in the first quarter also contributed to the year-to-date core growth.

Indicator Testing, Culture Media & Other – Revenues in this category increased 2% and 63% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. Core growth was slightly positive during the quarter and decreased 1% during the year-to-date period. Strong indicator testing revenues during the quarter in North America and Latin America more than offset softer culture media sales due to a large, non-recurring sale to a vaccine manufacturer in the prior year and, to a lesser extent, shipment delays. For the year-to-date period, a first-quarter decline in sales of Megazyme food quality and nutritional analysis products, due to distributor ordering patterns, contributed to the year-to-date core revenue decline.

Rodent Control, Insect Control & Disinfectants – Revenues in this category increased 6% and 10% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. During the second quarter, core revenue decreased in this category by 1%, driven by lower sales of cleaners and disinfectants in China and rodent control products in Latin America. On a year-to-date basis, core revenue increased 6%, driven primarily by strong cleaner and disinfectant sales in the Middle East and U.K.

Genomics Services – Revenues of genomics services sold through our international Food Safety operations increased 5% and 7% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. Core growth in this category was 1% in the second quarter, driven by increased sales in China. On a year-to-date basis, core growth was 4%, led by new business in beef markets in the U.K. and Brazil.

Animal Safety

Life Sciences – Revenues in this category increased 18% and 11% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year, primarily due to increased demand for substrates from manufacturers of diagnostic tests.

Veterinary Instruments & Disposables – Revenues in this category increased 3% during the three months ended November 30, 2023 compared to the same period in the prior year, driven by increases in sales of detectable needles and syringes. During the six months ended November 30, 2023, revenues in this category decreased 4% primarily driven by inventory de-stocking at some of our large veterinary distributors in the first quarter.

Animal Care & Other – Revenues of these products decreased 15% and 19% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. Core growth in this category, which excludes currency impact and the discontinued Thyrokare product line, declined 13% and 17% during three and six months ended November 30, 2023, respectively. This decrease was driven by lower sales of small animal supplements and wound care products caused primarily by distributor ordering patterns.

Rodent Control, Insect Control & Disinfectants – Revenues decreased 3% and 1% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. The core revenue declines were equal to the reported revenue decreases and were driven by the phasing of certain insect control booking programs in North America compared to the prior year.

Genomics Services – Revenues in this category decreased 10% and 9% during the three and six months ended November 30, 2023, respectively, compared to the same periods in the prior year. Core growth declined 9% during the quarter and 8% during the year-to-date periods. Core revenue in both periods was negatively impacted by a strategic shift in the business to focus primarily on large production animals to improve profitability and the associated customer attrition.

Gross Profit

Gross margin was 50.9% during the three and six months ended November 30, 2023 compared to 48.9% and 48.2% during the three and six months ended November 30, 2022, respectively. The 200 basis point increase in the second quarter was primarily due to product mix from increased sales of higher margin products in the Food Safety segment. The increase in the year-to-date period was primarily due to incremental revenues from the FSD transaction, which generated gross margin higher than the legacy company average gross margin. Within each reporting segment, increased raw material costs pressured gross margins in certain product lines, specifically in the prior fiscal year periods. However, while inflation continues to impact the business, raw material price increases and freight costs declined significantly during the comparative period, particularly benefiting the Animal Safety segment. Finally, pricing actions taken during the prior fiscal year also mitigated the impact of cost increases.

Operating Expenses

Operating expenses were $102.3 million and $199.9 million during the three and six months ended November 30, 2023, respectively, compared to $120.2 million and $176.4 million during the three and six months ended November 30, 2022, respectively. The decrease during the three months ended November 30, 2023 was primarily the result of lower transaction fees and integration expenses. The increase during the six months ended November 30, 2023 was primarily the result of an entire six months of ongoing expenses resulting from the acquired 3M FSD employees, additional costs added to facilitate providing back office and distribution activities related to the acquired 3M FSD product lines and amortization of intangible assets acquired in the FSD Transaction. As the transaction was executed on September 1, 2022, these additional costs were not incurred in the first quarter of the prior year.

Sales and marketing expenses were $44.8 million and $90.6 million during the three and six months ended November 30, 2023, respectively, compared to $36.3 million and $59.7 million during the three and six months ended November 30, 2022, respectively. The increase was primarily driven by incremental costs resulting from the FSD transaction. These costs consisted of compensation and related expenses for the acquired FSD sales and marketing teams and charges for transition services provided by 3M. These invoicing and distribution services will be provided under contract for an initial period of up to 18 months, concluding on March 1, 2024. The remainder of the increase during the comparable periods was due primarily to higher personnel related spending, the result of headcount additions and compensation increases.

General and administrative expenses were $51.7 million and $96.8 million during the three and six months ended November 30, 2023, respectively, compared to $77.0 million and $104.9 million during the three and six months ended November 30, 2022, respectively. Decreases for the periods were primarily the result of lower transaction fees and integration expenses, partially offset by additional personnel hired to accommodate the increased size and complexity of the organization, compensation increases across the organization, the issuance of share-based compensation grants, software license fees and other information technology infrastructure investments.

Research and development expense was $5.8 million and $12.5 million during the three and six months ended November 30, 2023, respectively, compared to $6.8 million and $11.7 million during the three and six months ended November 30, 2022, respectively. The decrease during the three months ended November 30, 2023 is primarily the result of lower contracted services and employee costs. The increase during the six months ended November 30, 2023 was primarily the result of cost associated with the acquired FSD employees.

Operating Income

Operating income was $14.5 million and $33.6 million during the three and six months ended November 30, 2023 respectively, compared to an operating loss of $7.7 million and $1.6 million during the three and six months ended November 30, 2022, respectively. Operating income increased compared to the prior year comparative periods primarily due to incremental revenues and higher gross profits from the FSD transaction. The prior year also included transaction and integration costs of $39.1 million and $52.9 million during the three and six months ended

November 30, 2022 compared to $4.7 million and $6.6 million during the three and six months ended November 30, 2023, respectively.

Other (Expense)/Income

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands)	2023	2022	2023	2022
Interest income	$1,863	$553	$3,653	$1,523
Interest expense	(18,032)	(20,545)	(36,488)	(20,547)
Foreign currency transactions	(2,072)	(6,108)	(2,535)	(6,530)
Contingent consideration adjustments	(150)	-	(450)	—
Other	179	(335)	136	(284)
Total Other Expense	$(18,212)	$(26,435)	$(35,684)	$(25,838)

The interest expense recorded during the three and six months ended November 30, 2023 was the result of debt incurred to fund the 3M transaction. In the first quarter of fiscal 2023, the Company had no debt outstanding. Interest income relates to earnings on our marketable securities portfolio. Higher yields on the portfolio during the three and six months ended November 30, 2023 were partially offset by lower balances. Other expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Provision for Income Taxes

Income tax benefit was $0.3 million and $0.1 million during the three and six months ended November 30, 2023, respectively, compared to $7.8 million and $9.2 million of income tax expense during the three and six months ended November 30, 2022, respectively. The net tax benefit during the three and six months ended November 30, 2023 is primarily related to pre-tax losses resulting from amortization expense, interest expense and continued FSD integration efforts. In the prior comparable periods, the net tax expense, despite pre-tax losses, is primarily related to certain non-deductible acquisition and transaction costs related to the 3M FSD transaction.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2023 and May 31, 2023 are $1.0 million and $1.1 million, respectively. Changes in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

Net Loss

Net loss was $3.5 million and $2.0 million during the three and six months ended November 30, 2023, respectively, compared to net loss of $41.8 million and $36.6 million during the three and six months ended November 30, 2022, respectively. The decrease in the net loss during the three and six months ended November 30, 2023 was primarily the result of higher transaction fees and integration costs in the prior year, which were $39.1 million and $52.9 million during the three and six months ended November 30, 2022, respectively. Since completion of the 3M transaction, increased expenses were partially offset by incremental revenues, which generated gross profits higher than the legacy company average margin.

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

Core revenue growth

We define core revenue growth as net sales for the period excluding the impacts of foreign currency translation rates, the first-year impacts of acquisitions and divestitures, where applicable, and net sales from discontinued product lines. We present core revenue growth because it allows for a meaningful comparison of results across periods without the volatility caused by foreign currency gains or losses, or the incomparability that would be caused by the impact of an acquisition or divestiture.

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
•
Certain transaction fees and integration costs. We exclude fees and expenses related to certain transactions because they are outside of Neogen’s underlying core performance. These fees and expenses include deal related professional and legal fees and costs incurred to integrate acquired businesses.
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

Reconciliation between net loss and EBITDA and Adjusted EBITDA and between net loss margin % and Adjusted EBITDA margin % are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except for percentages)	2023	2022	2023	2022
Net Loss	$(3,487)	$(41,841)	$(1,984)	$(36,632)
Net loss margin %	-1.5%	-18.2%	-0.4%	-10.1%
Provision for income taxes	(260)	7,750	(100)	9,200
Depreciation and amortization	29,469	26,738	58,203	32,467
Interest expense, net	16,169	19,992	32,835	19,024
EBITDA	$41,891	$12,639	$88,954	$24,059
Share-based compensation	3,512	2,632	6,150	4,499
FX transaction loss on loan and other revaluation (1)	1,002	5,789	712	5,789
Certain transaction fees and integration costs	4,688	39,132	6,639	52,864
Restructuring (2)	1,856	—	2,415	—
Contingent consideration adjustments	150	—	450	—
ERP expense (3)	2,075	—	2,203	—
Discontinued product line expense	—	—	20	—
Recovery on sale of minority interest	(74)	—	(74)	—
Inventory step-up charge	—	3,859	—	3,859
Adjusted EBITDA	$55,100	$64,051	$107,469	$91,070
Adjusted EBITDA margin %	24.0%	27.8%	23.4%	25.1%

(1)
Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.
(2)
Primarily relates to costs associated with consolidation of U.S. genomics labs.
(3)
Non-capitalizable expenses related to ERP implementation.

Adjusted EBITDA decreased $9.0 million during the three months ended November 30, 2023 and increased $16.4 million during the six months ended November 30, 2023. Expressed as a percentage of revenue, adjusted EBITDA was 24.0% and 23.4% during the three and six months ended November 30, 2023, respectively, compared to 27.8% and 25.1% during the three and six months ended November 30, 2022, respectively. Decreases in the margin reflect prior year periods when operating expenses had not yet been fully added to accommodate the increased size of the Company following the completion of the 3M transaction.

Reconciliation between net loss and Adjusted Net Income and earnings per share and Adjusted Earnings per Share are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net Loss	$(3,487)	$(41,841)	$(1,984)	$(36,632)
Loss per diluted share	$(0.02)	$(0.19)	$(0.01)	$(0.23)
Amortization of acquisition-related intangibles	23,094	22,116	46,419	23,957
Share-based compensation	3,512	2,632	6,150	4,499
FX transaction loss on loan and other revaluation (1)	1,002	5,789	712	5,789
Certain transaction fees and integration costs	4,688	39,132	6,639	52,864
Restructuring (2)	1,856	—	2,415	—
Contingent consideration adjustments	150	—	450	—
ERP expense (3)	2,075	—	2,203	—
Discontinued product line expense	—	—	20	—
Recovery on sale of minority interest	(74)	—	(74)	—
Inventory step-up charge	—	3,859	—	3,859
Other adjustments(4)	—	4,350	—	4,350
Estimated tax effect of above adjustments (5)	(7,953)	(4,676)	(14,400)	(9,769)
Adjusted Net Income	$24,863	$31,361	$48,550	$48,917
Adjusted Earnings per Share	$0.11	$0.15	$0.22	$0.30

(1)
Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.
(2)
Primarily relates to costs associated with consolidation of U.S. genomics labs.
(3)
Non-capitalizable expenses related to ERP implementation.
(4)
Income tax benefit associated with non-deductible transaction costs that were recognized as expenses in prior periods.
(5)
Tax effect of adjustments is calculated using projected effective tax rates for each applicable item.

Adjusted Net Income decreased $6.5 million and $0.4 million, respectively, during the three and six months ended November 30, 2023 due to the lower Adjusted EBITDA.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $230.3 million as of November 30, 2023, compared to $245.6 million as of May 31, 2023. Cash flow from operating activities was $38.7 million during the six months ended November 30, 2023, which was primarily the result of fewer transaction fees and working capital improvements. Cash flow from investing activities was $2.9 million during the six months ended November 30, 2023 from proceeds from the sale of marketable securities of $57.8 million, partially offset by purchases of property and equipment of $55.0 million. Cash flow from financing activities was $0.8 million during the six months ended November 30, 2023.

Net accounts receivable balances were $150.5 million as of November 30, 2023 compared to $153.3 million as of May 31, 2023. Days' sales outstanding, a measurement of the time it takes to collect receivables, was 56 days as of November 30, 2023, compared to 57 days as of May 31, 2023 and 54 days as of November 30, 2022.

As part of transition services agreements between the Company and 3M, related to the merger of the Food Safety business, 3M is invoicing our customers for products that 3M is manufacturing and shipping on our behalf. We are currently in the process of exiting a number of transition service contracts, which is expected to be completed in the third quarter of fiscal 2024. As of November 30, 2023, there were $35.1 million in customer receivables billed by 3M on our behalf, compared to $57.3 million as of May 31, 2023. The Company is working collaboratively with 3M on managing the credit risk associated with the former FSD customers during the period when 3M is providing transition invoicing and distribution services to the Company.

Net inventory was $160.5 million as of November 30, 2023, an increase of $26.7 million, compared to a May 31, 2023 balance of $133.8 million. The higher inventory levels are primarily the result of the Company now stocking FSD products manufactured by 3M. We currently expect to spend approximately $40 to $50 million to initially stock FSD inventory globally in fiscal year 2024. Additionally, we expect to spend approximately $130 million in capital expenditures in fiscal year 2024; $100 million of the total is related to our new building, systems implementation and related food safety integration projects.

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

In addition to the 3M transaction described above, our future cash generation and borrowing capacity may not be sufficient to meet cash requirements to fund the operating business, repay debt obligations, construct new manufacturing facilities, commercialize products currently under development or execute our future plans to acquire additional businesses, technology and products that fit within our strategic plan. Accordingly, we may be required, or may choose, to issue additional equity securities or enter into other financing arrangements for a portion of our future capital needs. However, we continuously monitor and forecast our liquidity situation in light of industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. As a result, we believe that our cash flows from operations, cash on hand, and borrowing capacity will enable us to fund the operating business, repay debt obligations, construct new manufacturing facilities, commercialize products currently under development, and execute our strategic plans.

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

Neogen has assets, liabilities and operations outside of the U.S. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS of our Annual Report on Form 10-K for the year ended May 31, 2023, our financial condition and results of operations could be adversely affected by currency fluctuations.

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	November 30, 2023	Impact
(in thousands)
Foreign Currency—Revenue	10% Decrease in exchange rates	$11,608	Earnings
Foreign Currency—Hedges	10% Decrease in exchange rates	6,504	Fair Value
Interest Income	10% Decrease in interest rates	939	Earnings
Interest Expense	10% Increase in interest rates	2,227	Earnings

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2023.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2023, management identified the following material weaknesses in internal controls over financial reporting during the year ended May 31, 2023: (1) information technology general controls ("ITGCs") in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting process and the manual business process controls dependent on the affected ITGCs (2) ineffective period-end invoice accrual controls and (3) ineffective operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisitions and associated goodwill.

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

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts described above in connection with the previously identified material weaknesses, no changes in our control over financial reporting were identified as having occurred during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Items 2, 3, and 4 are not applicable or removed or reserved and have been omitted.

Item 5. Other Information

During the quarterly period ended November 30, 2023, our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a) Exhibit Index

3.1	Amended and Restated Bylaws of Neogen Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Neogen Corporation on October 31, 2023).

10.1	Form of Severance Letter Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Neogen Corporation on October 31, 2023).

10.2	Neogen Corporation 2023 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by Neogen Corporation on September 18, 2023).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 9, 2024

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: January 9, 2024

/s/ David H. Naemura
David H. Naemura
Chief Financial Officer
(Principal Financial and Accounting Officer)