Form 10-Q
period 2024-02-29
NEOGEN CORP
filed 2024-04-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024.

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

As of February 29, 2024 there were 216,607,746 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	February 29, 2024	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$161,437	$163,240
Marketable securities	7,010	82,329
Accounts receivable, net of allowance of $4,099 and $2,827	173,592	153,253
Inventories, net	182,390	133,812
Prepaid expenses and other current assets	78,042	53,297
Total Current Assets	602,471	585,931
Net Property and Equipment	272,282	198,749
Other Assets
Right of use assets	15,301	11,933
Goodwill	2,136,338	2,137,496
Intangible assets, net	1,539,744	1,605,103
Other non-current assets	16,356	15,220
Total Assets	$4,582,492	$4,554,432
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,521	$-
Accounts payable	89,748	76,669
Accrued compensation	20,305	25,153
Income tax payable	11,573	6,951
Accrued interest	3,438	11,149
Deferred revenue	5,486	4,616
Other accruals	24,773	20,934
Total Current Liabilities	157,844	145,472
Deferred Income Tax Liability	353,853	353,427
Non-Current Debt	887,653	885,439
Other Non-Current Liabilities	36,968	35,877
Total Liabilities	1,436,318	1,420,215
Commitments and Contingencies (note 12)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,607,746 and 216,245,501 shares issued and outstanding at February 29, 2024, and May 31, 2023, respectively	34,657	34,599
Additional paid-in capital	2,579,955	2,567,828
Accumulated other comprehensive loss	(29,473)	(33,251)
Retained earnings	561,035	565,041
Total Stockholders’ Equity	3,146,174	3,134,217
Total Liabilities and Stockholders’ Equity	$4,582,492	$4,554,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2024	2023	2024	2023
Revenues
Product revenues	$202,178	$190,688	$610,448	$500,797
Service revenues	26,634	27,567	76,980	79,840
Total Revenues	228,812	218,255	687,428	580,637
Cost of Revenues
Cost of product revenues	98,144	94,377	293,456	252,348
Cost of service revenues	13,785	15,914	43,554	45,516
Total Cost of Revenues	111,929	110,291	337,010	297,864
Gross Profit	116,883	107,964	350,418	282,773
Operating Expenses
Sales and marketing	47,920	38,598	138,535	98,329
General and administrative	52,087	46,424	148,929	151,369
Research and development	4,853	7,258	17,331	18,985
Total Operating Expenses	104,860	92,280	304,795	268,683
Operating Income	12,023	15,684	45,623	14,090
Other Expense
Interest income	1,612	640	5,265	2,163
Interest expense	(18,285)	(17,460)	(54,773)	(38,007)
Other expense	(1,172)	(1,124)	(4,021)	(7,938)
Total Other Expense	(17,845)	(17,944)	(53,529)	(43,782)
Loss Before Taxes	(5,822)	(2,260)	(7,906)	(29,692)
Income Tax Benefit	(3,800)	(10,450)	(3,900)	(1,250)
Net (Loss) Income	$(2,022)	$8,190	$(4,006)	$(28,442)
Net (Loss) Earnings Per Share
Basic	$(0.01)	$0.04	$(0.02)	$(0.16)
Diluted	$(0.01)	$0.04	$(0.02)	$(0.16)
Weighted Average Shares Outstanding
Basic	216,597,777	216,217,702	216,438,643	179,666,118
Diluted	216,597,777	216,399,003	216,438,643	179,666,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2024	2023	2024	2023
Net (loss) income	$(2,022)	$8,190	$(4,006)	$(28,442)
Foreign currency translation (loss) gain	(4,561)	3,354	117	(6,677)
Unrealized gain on marketable securities (1)	77	944	917	674
Unrealized gain on derivative instruments (2)	139	2,978	2,744	550
Other comprehensive (loss) income, net of tax:	(4,345)	7,276	3,778	(5,453)
Total comprehensive (loss) income	$(6,367)	$15,466	$(228)	$(33,895)

(1) Amounts are net of tax of $24 and $282 during the three months ended February 29, 2024 and February 28, 2023 and $290 and $202 during the nine months ended February 29, 2024 and February 28, 2023, respectively.

(2) Amounts are net of tax of $44 and $928 during the three months ended February 29, 2024 and February 28, 2023 and $867 and $171 during the nine months ended February 29, 2024 and February 28, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Exercise of options and share-based compensation expense	2,591	—	2,661	—	—	2,661
Issuance of shares under employee stock purchase plan	62,490	11	1,028	—	—	1,039
Net income	—	—	—	—	1,503	1,503
Other comprehensive income	—	—	—	6,755	—	6,755
Balance, August 31, 2023	216,310,582	$34,610	$2,571,517	$(26,496)	$566,544	$3,146,175
Exercise of options and share-based compensation expense	209,714	34	3,477	—	—	3,511
Net loss	—	—	—	—	(3,487)	(3,487)
Other comprehensive income	—	—	—	1,368	—	1,368
Balance, November 30, 2023	216,520,296	$34,644	$2,574,994	$(25,128)	$563,057	$3,147,567
Exercise of options and share-based compensation expense	15,130	2	3,749	—	—	3,751
Issuance of shares under employee stock purchase plan	72,320	11	1,212	—	—	1,223
Net loss	—	—	—	—	(2,022)	(2,022)
Other comprehensive loss	—	—	—	(4,345)	—	(4,345)
Balance, February 29, 2024	216,607,746	$34,657	$2,579,955	$(29,473)	$561,035	$3,146,174

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, June 1, 2022	107,801,094	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options and share-based compensation expense	4,000	1	1,904	—	—	1,905
Issuance of shares under employee stock purchase plan	32,636	5	862	—	—	867
Net income	—	—	—	—	5,209	5,209
Other comprehensive loss	—	—	—	(11,557)	—	(11,557)
Balance, August 31, 2022	107,837,730	$17,254	$312,750	$(39,326)	$593,120	$883,798
Exercise of options and share-based compensation expense	46,607	7	2,630	—	—	2,637
Issuance of shares for 3M transaction	108,269,946	17,323	2,245,518	—	—	2,262,841
Net loss	—	—	—	—	(41,841)	(41,841)
Other comprehensive loss	—	—	—	(1,172)	—	(1,172)
Balance, November 30, 2022	216,154,283	$34,584	$2,560,898	$(40,498)	$551,279	$3,106,263
Exercise of options and share-based compensation expense	4,570	1	2,834	—	—	2,835
Issuance of shares under employee stock purchase plan	61,968	10	981	—	—	991
Net income	—	—	—	—	8,190	8,190
Other comprehensive income	—	—	—	7,276	—	7,276
Balance, February 28, 2023	216,220,821	$34,595	$2,564,713	$(33,222)	$559,469	$3,125,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended February 29/28,
	2024	2023
Cash Flows From (For) Operating Activities
Net loss	$(4,006)	$(28,442)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	87,853	59,938
Deferred income taxes	98	(5,299)
Share-based compensation	9,829	7,311
Loss (gain) on disposal of property and equipment	762	(472)
Amortization of debt issuance costs	2,581	1,860
Impairment of discontinued product lines	—	2,300
(Gain) loss on sale of minority interest	(74)	1,516
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(16,136)	(47,535)
Inventories, net	(48,663)	(656)
Prepaid expenses and other current assets	(25,170)	(31,896)
Accounts payable and accrued liabilities	21,386	(8,422)
Interest expense accrual	(7,711)	3,438
Change in other assets and liabilities	(12,232)	(3,579)
Net Cash From (For) Operating Activities	8,517	(49,938)
Cash Flows (For) From Investing Activities
Purchases of property, equipment and other non-current intangible assets	(87,167)	(40,253)
Proceeds from the maturities of marketable securities	75,319	233,020
Purchases of marketable securities	—	(12,523)
Business acquisitions, net of working capital adjustments and cash acquired	—	13,237
Proceeds from the sale of property and equipment and other	62	682
Net Cash (For) From Investing Activities	(11,786)	194,163
Cash Flows From (For) Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	2,443	943
Repayment of long-term debt	—	(100,000)
Debt issuance costs paid and other	(444)	(19,276)
Net Cash From (For) Financing Activities	1,999	(118,333)
Effect of Foreign Exchange Rates on Cash	(533)	(3,231)
Net (Decrease) Increase In Cash and Cash Equivalents	(1,803)	22,661
Cash and Cash Equivalents, Beginning of Period	163,240	44,473
Cash and Cash Equivalents, End of Period	$161,437	$67,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except per share and share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Neogen Corporation and subsidiaries ("Neogen," "we," "our" or the "Company") develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The majority of the test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology, and advanced software systems that help testers objectively analyze and store, as well as perform analysis on, their results from multiple locations over extended periods.

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations during the three and nine months ended February 29, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2024. For more complete financial information, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in other expense on our condensed consolidated statements of operations. Management has designated certain intercompany loans as long-term in nature and, therefore, the gains and losses on remeasurement of these loans are recorded within accumulated other comprehensive loss.

ACCOUNTING POLICIES

Comprehensive (Loss) Income

Comprehensive (loss) income represents net (loss) income and any revenues, expenses, gains and losses that, under U.S. generally accepted accounting principles, are excluded from net (loss) income and recognized directly as a component of equity. Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments and unrealized gains or losses on our marketable securities and derivative instruments.

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

Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease. Costs associated with finance leases are recognized on a straight-line basis within depreciation and interest expense over the term of the lease. The right-of-use operating lease assets were $15,301 and $11,933 as of February 29, 2024 and May 31, 2023, respectively. The total current and non-current operating lease liabilities were $15,771 and $12,089 as of February 29, 2024 and May 31, 2023, respectively. The finance lease assets were $2,496 as of February 29, 2024. There were no finance leases recorded as of May 31, 2023. See Note 10, "Debt", for detail on the finance lease liabilities.

Derivatives

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and has also entered into interest rate swap contracts as a hedge against changes in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive loss, and amounts are reclassified into earnings on the condensed consolidated statement of income when transactions are realized. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for doubtful accounts. No customer accounted for more than 10% of accounts receivable at February 29, 2024 or May 31, 2023, respectively.

Inventory

The reserve for obsolete and slow-moving inventory is reviewed at least quarterly based on an analysis of the inventory, considering the current condition of the asset as well as other known facts and future plans. The reserve required to record inventory at the lower of cost or net realizable value is adjusted as conditions change. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

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

Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill is tested for impairment annually in the fourth quarter. During management's annual test or when there are indicators of impairment, if the carrying amount is deemed to be less than fair value based upon a discounted cash flow analysis and comparison to EBITDA multiples of peer companies, goodwill is reduced to the estimated fair value and a charge is recorded to operations.

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

Equity Compensation Plans

Share options, restricted stock units (RSUs) and shares of stock awarded to employees under certain stock purchase plans are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for inputs such as interest rates, expected dividends, an estimate of award forfeitures, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs used are not market-observable and are estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. For RSUs, we use the intrinsic value method to value the units.

To value equity awards, several recognized valuation models exist; none of these models can be singled out as being the best or most correct. The model applied by us can accommodate most of the specific features included in the options granted, which is the reason for its use. If different models were used, the option values could differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the number provided by the model applied and the inputs used. Further information on our equity compensation plans, including inputs used to determine the fair value of options, is disclosed in Note 7, "Equity Compensation Plans."

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

2. CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash and cash equivalents were $161,437 and $163,240 as of February 29, 2024 and May 31, 2023, respectively. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy.

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

Marketable Securities as of February 29, 2024 and May 31, 2023 are listed below by classification and remaining maturities.

	Maturity	February 29, 2024	May 31, 2023
Commercial Paper & Corporate Bonds	0 - 90 days	$6,687	$22,552
	91 - 180 days	323	35,692
	181 days - 1 year	—	23,768
	1 - 2 years	—	317
Total Marketable Securities		$7,010	$82,329

The components of marketable securities, consisting of commercial paper and corporate bonds, as of February 29, 2024 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$7,023	$—	$(13)	$7,010

The components of marketable securities, consisting of commercial paper and corporate bonds, as of May 31, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$83,549	$—	$(1,220)	$82,329

3. INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. The components of inventories follow:

	February 29, 2024	May 31, 2023
Raw materials	$70,143	$66,617
Work-in-process	11,391	5,369
Finished and purchased goods	110,395	68,100
Inventory reserve	(9,539)	(6,274)
	$182,390	$133,812

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

The Company has no contract assets. Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are recorded within deferred revenue on the condensed consolidated balance sheets. During the three and nine months ended February 29, 2024, the Company recorded additions of $5,116 and $11,094 to deferred revenue, respectively. During the three and nine months ended February 28, 2023, the Company recorded additions of $4,601 and $9,272 to deferred revenue, respectively. During the three and nine months ended February 29, 2024, the Company recognized $4,308 and $10,224, respectively, of deferred revenue amounts into revenue. During the three and nine months ended February 28, 2023, the Company recognized $2,918 and $7,967, respectively, of deferred revenue amounts into revenue. Changes in the balances relate primarily to sales of the Company's genomics services.

On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M Company's ("3M") Food Safety Division (“3M FSD”, “FSD”). Similar to Neogen, 3M’s former FSD sells diagnostic test kits, culture media and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenues for these products are recognized and invoiced when the product is shipped to the customer. Subsequent to the 3M FSD transaction, many of these products were manufactured, invoiced, and distributed by 3M on behalf of Neogen under a number of transition service contracts. In the third quarter of fiscal year 2024, the Company completed its exit of distribution-related service contracts. As a result, all product shipments and invoicing to customers is now done directly by Neogen.

The following table presents disaggregated revenue by major product and service categories during the three and nine months ended February 29, 2024 and February 28, 2023:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2024	2023	2024	2023
Food Safety
Natural Toxins & Allergens	19,738	$19,198	$63,116	$61,236
Bacterial & General Sanitation	40,395	39,444	128,393	91,293
Indicator Testing, Culture Media & Other	81,168	77,955	246,812	179,293
Rodent Control, Insect Control & Disinfectants	10,136	9,550	32,180	29,502
Genomics Services	6,317	5,395	17,934	16,204
	$157,754	$151,542	$488,435	$377,528
Animal Safety
Life Sciences	$1,372	$1,440	$4,710	$4,456
Veterinary Instruments & Disposables	17,976	15,428	47,845	46,534
Animal Care & Other	10,066	8,735	27,226	29,830
Rodent Control, Insect Control & Disinfectants	23,055	20,242	65,694	63,121
Genomics Services	18,589	20,868	53,518	59,168
	71,058	66,713	198,993	203,109
Total Revenues	$228,812	$218,255	$687,428	$580,637

5. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share was computed using the treasury stock method by dividing net (loss) income by the weighted average number of shares of common stock outstanding.

The calculation of net (loss) income per share follows:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2024	2023	2024	2023
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to Neogen	$(2,022)	$8,190	$(4,006)	$(28,442)
Denominator for basic net (loss) income per share:
Weighted average shares	216,597,777	216,217,702	216,438,643	179,666,118
Effect of dilutive stock options and RSUs	—	181,301	—	—
Denominator for diluted net (loss) income per share	216,597,777	216,399,003	216,438,643	179,666,118
Net (loss) income per share:
Basic	$(0.01)	$0.04	$(0.02)	$(0.16)
Diluted	$(0.01)	$0.04	$(0.02)	$(0.16)

Due to the net loss reported for the three and nine months ended February 29, 2024 and the nine months ended February 28, 2023, the dilutive stock options and RSUs were anti-dilutive.

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

Many of our international operations originally focused on the Company’s food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer our complete line of products and services, including those usually associated with the Animal Safety segment, such as cleaners, disinfectants, rodent control products, insect control products, veterinary instruments and genomics services. These additional products and services are managed and directed by existing Food Safety management and are reported through the Food Safety segment.

Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. With the acquisition of Cell BioSciences in February 2020, this operation expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and report through the Animal Safety segment. While Neogen was operating under a distribution services agreement with 3M, all sales of FSD products were reported through the Food Safety segment. Since the review of FSD sales occurs on a global scale, sales of these products occurring in Australia and New Zealand will continue to report through the Food Safety segment, despite now occurring at Neogen Australasia.

The accounting policies of each of the segments are the same as those described in Note 1, "Description of Business and Basis of Presentation."

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended February 29, 2024
Product revenues to external customers	$149,709	$52,469	$—	$202,178
Service revenues to external customers	8,045	18,589	—	26,634
Total revenues to external customers	$157,754	$71,058	$—	$228,812
Operating income (loss)	$15,915	$14,781	$(18,673)	$12,023
Total assets	$4,071,831	$344,205	$166,456	$4,582,492

As of and during the three months ended February 28, 2023
Product revenues to external customers	$144,843	$45,845	$—	$190,688
Service revenues to external customers	6,699	20,868	—	27,567
Total revenues to external customers	$151,542	$66,713	$—	$218,255
Operating income (loss)	$11,011	$10,752	$(6,079)	$15,684
Total assets	$3,975,921	$349,628	$183,215	$4,508,764
(1)
Includes corporate assets, consisting principally of cash and cash equivalents, marketable securities, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the nine months ended February 29, 2024
Product revenues to external customers	$464,973	$145,475	$—	$610,448
Service revenues to external customers	23,462	53,518	—	76,980
Total revenues to external customers	$488,435	$198,993	$—	$687,428
Operating income (loss)	$62,485	$30,876	$(47,738)	$45,623

As of and during the nine months ended February 28, 2023
Product revenues to external customers	$356,856	$143,941	$—	$500,797
Service revenues to external customers	20,672	59,168	—	79,840
Total revenues to external customers	377,528	203,109	-	580,637
Operating income (loss)	41,053	35,439	(62,402)	14,090
(1)
Includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2024	2023	2024	2023
Domestic	$124,226	$109,919	$348,848	$304,974
International	104,586	108,336	338,580	275,663
Total revenue	$228,812	$218,255	$687,428	$580,637

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

During the three and nine months ended February 29, 2024, the Company recorded $3,679 and $9,829, respectively, of expense related to its share-based awards in general and administrative expense in the condensed consolidated income statement. During the three and nine months ended February 28, 2023, the Company recorded $2,812 and $7,311, respectively, of expense related to its share-based awards.

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

Fiscal 2023

Thai-Neo Biotech Co., Ltd. Acquisition

On July 1, 2022, Neogen acquired all of the stock of Thai-Neo Biotech Co., Ltd., a long-standing distributor of Neogen’s food safety products to Thailand and Southeast Asia. Consideration for the purchase was $1,581 in net cash, with $1,310 paid at closing, $37 paid in November 2022 as a working capital adjustment and $234 paid in October 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $177, inventory of $232, prepaids of $3, net property, plant and equipment of $16, other non-current assets of $6, accounts payable of $98, other payables of $6, non-current tax liabilities of $124, intangible assets of $620 (with an estimated life of 10 years) and the remainder to goodwill (non-deductible for tax purposes). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.

Corvium Acquisition

On February 10, 2023, the Company acquired certain assets as part of an asset purchase agreement with Corvium, Inc., a partner and supplier within the Company's software analytics platform. This acquisition, which primarily includes the software technology, advances the Company's food safety data analytics strategy. The purchase price consideration was $24,067, which included $9,004 held in escrow. In the first quarter of fiscal 2024, $8,000 of the escrow balance was released to Corvium, Inc. In the third quarter of fiscal 2024, the remaining escrow balance was released to Corvium, Inc. This transaction is a business combination and was accounted for using the acquisition method.

There also is the potential for performance milestone payments of up to $8,500 based on successful implementation of the software service at customer sites and sale of licenses. As a result, the Company has recorded contingent liabilities of $930 as part of the opening balance sheet within other non-current liabilities, as shown below.

In the first quarter of fiscal 2024, the Company recorded an increase to intangible assets of $100, based on finalization of a third-party advisor's valuation work and fair value estimates. Goodwill, which is fully deductible for tax purposes, includes value associated with profits earned from data management solutions that can be offered to existing customers and the expertise and reputation of the assembled workforce. These values are Level 3 fair value measurements.

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

3M Food Safety Transaction

On September 1, 2022, Neogen, 3M, and Neogen Food Safety Corporation (“Neogen Food Safety Corporation”), formerly named Garden SpinCo, a subsidiary created to carve out 3M’s FSD, closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”). Immediately following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

The purchase price consideration for the 3M FSD was $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108,269,946 shares of Neogen common stock issued on closing with a fair value of $2.2 billion and non-cash consideration of $1 billion, funded by the additional financing obtained by Garden SpinCo and assumed by the Company as part of the transaction. See Note 10, "Debt" for further detail on the debt incurred.

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

The following table presents pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2022 and had been combined with the results reported in our condensed consolidated statements of operations for all periods presented:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2024	2023	2024	2023
Net sales	$228,812	$218,255	$687,428	$678,149
Operating Income	$12,023	$15,684	$45,623	$19,121

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

In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. 3M periodically remits amounts charged to customers on our behalf and charges us for the associated cost of goods sold and transition service fees. As of February 29, 2024 and May 31, 2023, a net receivable from 3M of $5,461 and $12,365, respectively, was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

9. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
May 31, 2023	$2,056,161	$81,335	$2,137,496
Acquisitions (1)	250	—	250
Foreign currency translation and other	(1,309)	(99)	(1,408)
February 29, 2024	$2,055,102	$81,236	$2,136,338

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

Amortizable intangible assets consisted of the following and are included in customer-based intangibles and other non-current assets within the condensed consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$20,624	$8,147	$12,477
Covenants not to compete	486	429	57
Patents	7,988	4,244	3,744
Customer relationships	1,245,545	125,123	1,120,422
Trade names and trademarks	122,974	9,060	113,914
Developed technology	307,511	35,994	271,517
Other product and service-related intangibles	23,907	6,294	17,613
February 29, 2024	$1,729,035	$189,291	$1,539,744

Licenses	$16,010	$6,763	$9,247
Covenants not to compete	488	384	104
Patents	8,499	4,865	3,634
Customer relationships	1,244,635	81,577	1,163,058
Trade names and trademarks	111,172	3,583	107,589
Developed technology	309,609	20,175	289,434
Other product and service-related intangibles	23,628	5,907	17,721
May 31, 2023	$1,714,041	$123,254	$1,590,787

Amortization expense relating to definite-lived intangible assets was $23,704 and $71,101 during the three and nine months ended February 29, 2024, respectively. Amortization expense relating to definite-lived intangible assets was $22,926 and $47,995 during the three and nine months ended February 28, 2023, respectively.

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

10. DEBT

The Company’s debt and finance lease consists of the following:

	February 29, 2024	May 31, 2023
Term Loan	$550,000	$550,000
Senior Notes	350,000	350,000
Finance Lease	2,521	—
Total debt and finance lease	902,521	900,000
Less: Current portion	(2,521)	—
Total non-current debt	900,000	900,000
Less: Unamortized debt issuance costs	(12,347)	(14,561)
Total non-current debt, net	$887,653	$885,439

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

Credit Facilities

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650,000 and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150,000 (collectively, the “Credit Facilities”) to fund the 3M Food Safety transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the 3M Food Safety transaction on September 1, 2022 while the revolving facility remained undrawn and continues to be undrawn as of February 29, 2024.

The Credit Facilities bear interest based on the term SOFR plus an applicable margin between a range of 150 to 225 basis points determined for each interest period and paid monthly. During the nine months ended February 29, 2024, the interest rates ranged from 7.42% to 7.68% per annum. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments. In November 2022, the Company entered into an interest rate swap agreement, whereby interest on $250,000 of the total $550,000 principal balance is paid at a fixed rate. See Note 13, "Derivatives" for further detail on the swap agreement.

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

The Company can draw any amount under the revolving facility up to the $150,000 limit, with the amount to be repaid on the termination date of the revolving commitments. Debt issuance costs of $2,361 were incurred related to the revolving facility. These costs are being amortized as interest expense in the condensed consolidated statements of operations over the contractual life of the revolving facility using the straight-line method. Amortization of the deferred debt issuance costs for the revolving facility was $122 and $366, respectively, during the three and nine months ended February 29, 2024. Amortization of the deferred debt issuance costs for the revolving facility was $122 and $244, respectively, for the three and nine months ended February 28, 2023. As of February 29, 2024 and May 31, 2023 the Company had $1,629 and $1,995, respectively, of unamortized debt issuance costs.

The Company must pay an annual commitment fee ranging from 0.20% and 0.35% on the unused portion of the Revolving Credit Facility, paid quarterly. As of February 29, 2024, the commitment fee was 0.35%, with $122 and $366, respectively, recorded as interest expense in the condensed consolidated statements of operations during the three and nine months ended February 29, 2024. During the three and nine months ended February 28, 2023, $133 and $356, respectively, relating to the commitment fee was recorded as interest expense in the consolidated statements of operations.

There was no accrued interest payable on the term loan as of February 29, 2024. The Company incurred $10,232 in total debt issuance costs on the term loan which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight-line method. The amortization of deferred debt issuance costs of $529 and $1,588 and interest expense of $10,497 and $31,365 (excluding swap credit of $778 and $2,230) for the term loan was included in the condensed consolidated statements of operations during the three and nine months ended February 29, 2024, respectively. The amortization of deferred debt issuance costs of $529 and $1,058 and interest expense of $9,056 and $17,383 (excluding swap credit of $136) was included in the consolidated statements of operations during the three and nine months ended February 28, 2023, respectively. As of February 29, 2024 and May 31, 2023, the Company had $7,056 and $8,644, respectively, of unamortized debt issuance costs.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of February 29, 2024, the Company was in compliance with its debt covenants.

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

Total accrued interest on the Notes was $3,438 as of February 29, 2024 and May 31, 2023 based on the stated interest rate of 8.625% and included in current liabilities on the condensed consolidated balance sheets. The Company incurred total debt issuance costs of $6,683, which are recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight-line method. During the three and nine months ended February 29, 2024, the Company recorded $7,756 and $23,267 of interest expense for the Notes in the condensed consolidated statements of operations, of which $209 and $627 related to the amortization of deferred debt issuance costs, respectively. During the three and nine months ended February 28, 2023, the Company recorded $7,756 and $19,089 of interest expense in the consolidated statements of operations, of which $209 and $557 related to the amortization of deferred debt issuance costs. As of February 29, 2024 and May 31, 2023 the Company had $5,291 and $5,917, respectively, of unamortized debt issuance costs.

Finance Lease

The finance lease is a building lease that is classified within property and equipment and the current portion of debt on the condensed consolidated balance sheets as of February 29, 2024. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

Maturity of Term Loan and Senior Notes

There are no required principal payments through fiscal year 2026, due to $100,000 in prepayments made in fiscal 2023.

11. INCOME TAXES

The estimated annual effective tax rate ("EAETR") is derived from full-year pre-tax book earnings, statutory tax rates, and permanent differences between book and tax accounting across jurisdictions. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the EAETR, updated each quarter based on revised full-year pre-tax book earnings. When projected full-year pre-tax book earnings are at or near breakeven, the EAETR may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally.

In the three and nine months ending February 29, 2024, income taxes were calculated based on the year-to-date effective tax rate. In the three and nine months ending February 28, 2023, income taxes were calculated based on the EAETR.

Income tax benefit was $3,800 and $3,900 during the three and nine months ended February 29, 2024. Income tax benefit was $10,450 and $1,250 during the three and nine months ended February 28, 2023. The net tax benefit for all comparison periods is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD transaction.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 29, 2024 and May 31, 2023 are $1,949 and $1,087, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. These annual remediation costs are expensed and have ranged from $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs is $916 as of both February 29, 2024 and May 31, 2023, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources (WDNR) and is currently in discussion with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. However, the Company has undertaken a pilot study in which chemical reagents were injected into the ground in an attempt to reduce on-site contamination. At this time, the outcome of the pilot study is unknown, but a change in the current remediation strategy, depending on the alternative selected, could result in an increase in future costs and ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability as of February 29, 2024, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

In the third quarter of fiscal year 2024, the Company received $1,265 of business interruption insurance proceeds relating to fire damage that occurred in the fourth quarter of fiscal year 2023 at one of our Animal Safety lab facilities. The proceeds were recorded within Cost of Revenues in the condensed consolidated statements of operations.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, should not have a material effect on its future results of operations or financial position.

13. DERIVATIVES

Derivatives Not Designated as Hedging Instruments

We forecast our net exposure in various receivables and payables to fluctuations in the value of various currencies, and have entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our condensed consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in other income in our condensed consolidated statements of operations. The notional amount of forward contracts in place was $65,088 and $15,500 as of February 29, 2024 and May 31, 2023, respectively, and consisted of hedges of transactions up to January 2024.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 29, 2024	May 31, 2023
Foreign currency forward contracts, net	Other (payable) receivable	$(160)	$140

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	February 29, 2024	February 28, 2023
Foreign currency forward contracts	Other income (expense)	$150	$(1,564)

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	February 29, 2024	February 28, 2023
Foreign currency forward contracts	Other expense	$(391)	$(9,812)

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with an initial $250,000 notional value, which is designated as a cash flow hedge. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of February 29, 2024 and May 31, 2023 was a net asset (liability) of $928 and ($2,683), respectively. The Company expects to reclassify a $2,091 gain of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 29, 2024	May 31, 2023
Interest rate swap – current	Other current assets	$2,091	$2,087
Interest rate swap – non-current	Other non-current liabilities	(1,163)	(4,770)

The following table summarizes the other comprehensive income before reclassifications of derivative gains and losses:

	Other Comprehensive Income Before Reclassifications During
	Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Interest rate swaps	$731	$3,083	$4,439	$655

The following table summarizes the reclassification of derivative gains and losses into net (loss) income from accumulated other comprehensive income (loss):

		Gain Reclassified During
		Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	Location of Gain Reclassified	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Interest rate swaps	Interest expense	$592	$105	$1,695	$105

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

TRENDS AND UNCERTAINTIES

In prior years, production was negatively impacted by broad supply chain challenges, labor market disruptions and other related impacts of the COVID-19 pandemic. Additionally, input cost inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal 2023, these negative impacts steadily improved throughout the fiscal year. In fiscal 2024, despite a slowing of inflation rates, there remains economic headwinds of softening consumer demand and higher interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal 2023, as a way to combat inflation. This, subsequently, increased our borrowing costs and raised the overall cost of capital. While the frequent increases have largely subsided, the overall rate is significantly higher than in recent years, which increases interest expense on the unhedged portion of our Term Loan. In response to the historically high inflationary environment, we have taken pricing actions to mitigate the impacts on the business. We anticipate that the impact of inflation will continue to affect us for the remainder of fiscal year 2024, although at a continually decreasing rate compared to the prior two fiscal years. Beginning in the second quarter of the fiscal year, we implemented a new enterprise resource planning system and began the exit of our transition distribution agreements, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. Through our continued integration process, we expect our order fulfillment rates to improve to meet the needs of our customers in this improving end-market environment.

Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been negatively impacted by the conflict. Similarly, the military conflict between Israel and Hamas has increased overall geopolitical tensions. As the respective conflicts continue or worsen, they may further impact our business, financial condition or results of operations throughout the remainder of fiscal year 2024.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us for the remainder of fiscal year 2024 and into fiscal year 2025.

Executive Overview

	Three Months Ended February 29/28,			Nine Months Ended February 29/28,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Consolidated
Revenues	$228,812	$218,255	5%	$687,428	$580,637	18%
Core Sales Growth*			6%			2%
Food Safety
Revenues	$157,754	$151,542	4%	$488,435	$377,528	29%
Core Sales Growth*			6%			3%
Animal Safety
Revenues	$71,058	$66,713	7%	$198,993	$203,109	(2)%
Core Sales Growth*			7%			(2)%

% of International Sales	46%	50%		49%	47%
Net (Loss) Income	$(2,022)	$8,190		$(4,006)	$(28,442)
(Loss) Earnings per Diluted Share	(0.01)	0.04		(0.02)	(0.16)
Cash from (for) Operations				8,517	(49,938)

* Refer to the non-GAAP financial measures section in this document.

•
Food Safety core sales exclude revenues from the 3M FSD transaction (September 2022), the Thai-Neo Biotech acquisition (July 2022), the Corvium acquisition (February 2023) and excludes the change in currency rates. Core sales also exclude the discontinued dairy antibiotics test kits, 3M temperature indicator product lines and shellfish toxin test kits.
•
Animal Safety core sales exclude the change in currency rates and the discontinued Thyrokare product line.

Service Revenue

Service revenue, which includes genomics testing and other laboratory services, was $26.6 million and $77.0 million, respectively, during the three and nine months ended February 29, 2024. Service revenue was $27.6 million and $79.8 million, respectively, during the three and nine months ended February 28, 2023. The decrease in the third quarter was primarily driven by customer attrition in the poultry market, partially offset by strength in genomics testing in the U.K. and China, and new business gained with our Neogen Analytics software as a service.

International Revenue

International sales were $104.6 million and $338.6 million during the three and nine months ended February 29, 2024, compared to $108.3 million and $275.7 million during the three and nine months ended February 28, 2023. The increase during the nine months ended February 29, 2024 was primarily due to $63.8 million in international sales related to the 3M FSD transaction during the first quarter of fiscal 2024. The decrease in sales in the third quarter as compared to the same period in the prior year was primarily due to lower sales of food safety products in Asia and Latin America due largely to product availability challenges.

Revenues

	Three Months Ended February 29/28,
(in thousands)	2024	2023	Increase / (Decrease)%
Food Safety
Natural Toxins & Allergens	$19,738	$19,198	$540	3%
Bacterial & General Sanitation	40,395	39,444	951	2%
Indicator Testing, Culture Media & Other	81,168	77,955	3,213	4%
Rodent Control, Insect Control & Disinfectants	10,136	9,550	586	6%
Genomics Services	6,317	5,395	922	17%
	157,754	151,542	6,212	4%
Animal Safety
Life Sciences	$1,372	$1,440	$(68)	(5)%
Veterinary Instruments & Disposables	17,976	15,428	2,548	17%
Animal Care & Other	10,066	8,735	1,331	15%
Rodent Control, Insect Control & Disinfectants	23,055	20,242	2,813	14%
Genomics Services	18,589	20,868	(2,279)	(11)%
	71,058	66,713	4,345	7%
Total Revenues	$228,812	$218,255	$10,557	5%

	Nine Months Ended February 29/28,
(in thousands)	2024	2023	Increase / (Decrease)%
Food Safety
Natural Toxins & Allergens	$63,116	$61,236	$1,880	3%
Bacterial & General Sanitation	128,393	91,293	37,100	41%
Indicator Testing, Culture Media & Other	246,812	179,293	67,519	38%
Rodent Control, Insect Control & Disinfectants	32,180	29,502	2,678	9%
Genomics Services	17,934	16,204	1,730	11%
	488,435	377,528	110,907	29%
Animal Safety
Life Sciences	$4,710	$4,456	$254	6%
Veterinary Instruments & Disposables	47,845	46,534	1,311	3%
Animal Care & Other	27,226	29,830	(2,604)	(9)%
Rodent Control, Insect Control & Disinfectants	65,694	63,121	2,573	4%
Genomics Services	53,518	59,168	(5,650)	(10)%
	198,993	203,109	(4,116)	(2)%
Total Revenues	$687,428	$580,637	$106,791	18%

Food Safety

Natural Toxins & Allergens – Revenues in this category increased 3% during the three months ended February 29, 2024 compared to the same period in the prior year. Excluding currency impact and sales of drug residue test kits that were largely discontinued in fiscal 2023, core revenue in this category increased 5% primarily driven by sales of tree nut allergen test kits, as prior quarter domestic backlog was fulfilled, partially offset by lower natural toxin volumes due to shipping constraints. During the nine months ended February 29, 2024, revenues in this category increased 3% compared to the same period in the prior year. On a core growth basis, revenues increased 2% in the year-to-date period.

Bacterial & General Sanitation – Revenues in this category increased 2% and 41% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year. On a core growth basis, revenues increased 3% and 5%, during the three and nine months ended February 29, 2024, respectively. The increase during both periods was driven primarily by strength in our general sanitation product lines and strong placements of Soleris® microbiological diagnostic equipment.

Indicator Testing, Culture Media & Other – Revenues in this category increased 4% and 38% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year. Core growth was 7% during the quarter and 2% during the year-to-date period. The increase in the third quarter was due to higher volumes of indicators, partially offset by lower sales of culture media due to a large non-recurring sale of custom product in the prior year. For the nine months, higher volumes of indicators were partially offset by the non-recurring culture media sale and a first-quarter decline in sales of Megazyme food quality and nutritional analysis products, due to distributor ordering patterns.

Rodent Control, Insect Control & Disinfectants – Revenues in this category increased 6% and 9% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year. During the quarter, core growth was 2%, driven by a large tender sale of insect control products in Brazil, as well as higher cleaner and disinfectant sales in China. On a year-to-date basis, core revenue increased 4%, driven primarily by insect control product sales in Brazil and strong cleaner and disinfectant sales in Europe in the first half of the fiscal year.

Genomics Services – Revenues of genomics services sold through our international Food Safety operations increased 17% and 11% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year. Core growth in this category was 17% in the third quarter, driven by increased sales in Europe and new business in China. On a year-to-date basis, core growth was 9% for the same reasons.

Animal Safety

Life Sciences – Revenues in this category decreased 5% and increased 6% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year; core revenue was the same for both periods. During the quarter, lower sample volumes from forensic customers contributed to the decrease, while, for the year-to-date period, the increase was primarily driven by increased demand for substrates from manufacturers of diagnostic tests.

Veterinary Instruments & Disposables – Revenues in this category increased 17% and 3% during the three and nine months ended February 29, 2024 compared to the same periods in the prior year; core revenue increases were the same for both periods. The increase in the third quarter was driven by higher sales of detectable needles and syringes to our large veterinary distributors. For the year-to-date period, third quarter revenue increases were partially offset by inventory de-stocking with the same distributors in the first and second quarters.

Animal Care & Other – Revenues of these products increased 15% and decreased 9% the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year. Core growth in this category, which excludes currency impact and the discontinued Thyrokare product line, increased 17% and decreased 7% during the three and nine months ended February 29, 2024, respectively. The increase within the quarter was primarily driven by relief of vitamin injectable backorders as well as distributor sales recovery. The decrease during the year-to-date period was driven by lower sales of small animal supplements and wound care products caused primarily by distributor ordering patterns.

Rodent Control, Insect Control & Disinfectants – Revenues increased 14% and 4% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year; core revenue increases were the same for both periods. The revenue increase for the quarter was driven by success of marketing programs within insect control products and higher sales of domestic cleaners and disinfectants to combat avian influenza.

Genomics Services – Revenues in this category decreased 11% and 10% during the three and nine months ended February 29, 2024, respectively, compared to the same periods in the prior year. Core growth declined 10% during the quarter and 9% for the year-to-date. Core revenue in both periods was negatively impacted by customer attrition associated with a strategic shift in the business to focus primarily on large production animals.

Gross Profit

Gross margin was 51.1% and 51.0% during the three and nine months ended February 29, 2024, respectively, compared to 49.5% and 48.7% during the three and nine months ended February 28, 2023, respectively. The increase in the third quarter was primarily due to increased sales of higher-margin products in our Food Safety segment. The increase in the year-to-date period was primarily due to incremental revenues from the FSD transaction, which generated gross margin higher than the legacy company average gross margin. Within each reporting segment, increased raw material costs continue to pressure gross margins in certain product lines. However, while inflation continues to impact the business, the rate of raw material price and freight costs changes have significantly declined throughout both the current and prior year comparative periods. Finally, pricing actions taken during these periods also mitigated the impact of cost increases.

Operating Expenses

Operating expenses were $104.9 million and $304.8 million during the three and nine months ended February 29, 2024, respectively, compared to $92.3 million and $268.7 million for the same periods in the prior year. The increase during the three and nine months ended February 29, 2024 was primarily the result of costs added to accommodate the increased size and complexity of the Company following the FSD transaction, which were not in the prior year comparable period.

Sales and marketing expenses were $47.9 million and $138.5 million during the three and nine months ended February 29, 2024, respectively, compared to $38.6 million and $98.3 million during the three and nine months ended February 28, 2023, respectively. The increase was primarily driven by incremental costs resulting from the FSD transaction, including compensation and related expenses for the acquired sales and marketing teams and higher costs related to inefficiencies as we took over distribution from 3M.

General and administrative expenses were $52.1 million and $148.9 million during the three and nine months ended February 29, 2024, respectively, compared to $46.4 million and $151.4 million during the three and nine months ended February 28, 2023, respectively. Increases during the three months ended February 29, 2024 were primarily the result of additional personnel hired to accommodate the increased size and complexity of the organization, compensation increases, the issuance of share-based compensation grants, software license fees and other information technology infrastructure investments. The year-to-date decline was primarily the result of lower transaction fees and integration expenses compared to the prior year comparable period. These decreases were partially offset by the additional costs previously identified.

Research and development expense was $4.9 million and $17.3 million during the three and nine months ended February 29, 2024, respectively, compared to $7.3 million and $19.0 million in the same periods of the prior year. The decrease during the three and nine months ended February 29, 2024 is primarily the result of lower contracted services and employee costs, as we continue to integrate the FSD business and realize synergies in certain areas.

Operating Income

Operating income was $12.0 million and $45.6 million during the three and nine months ended February 29, 2024 respectively, compared to an operating income of $15.7 million and $14.1 million during the three and nine months ended February 28, 2023, respectively. Decreases in operating income during the three months ended February 29, 2024 compared to the prior year quarter reflect increased operating expenses to accommodate the increased size and complexity of the Company. Operating income increased during the nine months ended February 29, 2024 compared to the prior year primarily due to incremental revenues and higher gross profits from the FSD transaction. The prior year also included transaction and integration costs of $55.8 million during the nine months ended February 28, 2023 compared to $12.1 million during the nine months ended February 29, 2024.

Other (Expense)/Income

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
(in thousands)	2024	2023	2024	2023
Interest income	$1,612	$640	$5,265	$2,163
Interest expense	(18,285)	(17,460)	(54,773)	(38,007)
Foreign currency transactions	(1,107)	243	(3,642)	(6,287)
(Loss) gain on sale of minority interest	-	(1,516)	74	(1,516)
Contingent consideration adjustments	200	300	(250)	300
Other	(265)	(151)	(203)	(435)
Total Other Expense	$(17,845)	$(17,944)	$(53,529)	$(43,782)

Interest expense recorded during the three and nine months ended February 29, 2024 was the result of debt incurred to fund the 3M transaction. In the first quarter of fiscal 2023, the Company had no debt outstanding. Interest income relates to earnings on our marketable securities and money market account portfolio. Higher balances in money market portfolios with higher yields drove the increase in interest income for the three and nine months ended February 29, 2024. Other (expense) income resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Provision for Income Taxes

Income tax benefit was $3.8 million and $3.9 million during the three and nine months ended February 29, 2024, respectively, compared to $10.5 million and $1.3 million during the three and nine months ended February 28, 2023, respectively. The net tax benefit for all comparison periods is primarily related to pre-tax losses due to amortization expense and interest expense from the FSD transaction.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 29, 2024 and May 31, 2023 are $1.9 million and $1.1 million, respectively. Increases in unrecognized tax benefits are primarily associated with the FSD transaction, including positions for transfer pricing and research and development credits.

Net (Loss) Income

Net loss was $2.0 million and $4.0 million during the three and nine months ended February 29, 2024, respectively, compared to net income of $8.2 million and net loss of $28.4 million during the three and nine months ended February 28, 2023, respectively. The net loss during the three months ended February 29, 2024 compared to net income during the three months ended February 28, 2023 reflects additional expenses to accommodate the integration of the FSD business. The decrease in net loss during the nine months ended February 29, 2024 was primarily the result of higher transaction fees and integration costs in the prior year, which were $55.8 million during the nine months ended February 28, 2023.

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
•
FX translation (gain)/loss on loan revaluation and other revaluation. We exclude the revaluation impacts of foreign currency fluctuations on our intercompany loan balances that we initiated in conjunction with the FSD transaction and other non-hedged foreign currency fluctuations resulting from 3M agreements.
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

Reconciliation between net (loss) income and EBITDA and Adjusted EBITDA and between net (loss) income margin % and Adjusted EBITDA margin % are as follows:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
(in thousands, except for percentages)	2024	2023	2024	2023
Net (loss) income	$(2,022)	$8,190	$(4,006)	$(28,442)
Net (loss) income margin %	-0.9%	3.8%	-0.6%	-4.9%
Income tax benefit	(3,800)	(10,450)	(3,900)	(1,250)
Depreciation and amortization	29,650	27,471	87,853	59,938
Interest expense, net	16,673	16,820	49,508	35,844
EBITDA	$40,501	$42,031	$129,455	$66,090
Share-based compensation	3,679	2,812	9,829	7,311
FX transaction loss (gain) on loan and other revaluation (1)	638	(697)	1,350	5,092
Certain transaction fees and integration costs	5,451	2,890	12,090	55,754
Restructuring (2)	938	—	3,353	—
Contingent consideration adjustments	(200)	(300)	250	(300)
ERP expense (3)	1,701	—	3,904	—
Discontinued product line expense	33	3,633	53	3,633
Loss (recovery) on sale of minority interest	—	1,516	(74)	1,516
Inventory step-up charge	—	(614)	—	3,245
Adjusted EBITDA	$52,741	$51,271	$160,210	$142,341
Adjusted EBITDA margin %	23.0%	23.5%	23.3%	24.5%

(1)
Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.
(2)
Includes costs associated with consolidation of U.S. genomics labs.
(3)
Non-capitalizable expenses related to ERP implementation.

Adjusted EBITDA increased $1.5 million during the three months ended February 29, 2024 and increased $17.9 million during the nine months ended February 29, 2024. Expressed as a percentage of revenue, adjusted EBITDA was 23.0% and 23.3% during the three and nine months ended February 29, 2024, respectively, compared to 23.5% and 24.5% during the three and nine months ended February 28, 2023, respectively. The lower Adjusted EBITDA margin was driven primarily by higher operating expenses compared to the prior-year periods, reflecting additions to accommodate the integration of the 3M FSD.

Reconciliation between net (loss) income and Adjusted Net Income and earnings per share and Adjusted Earnings per Share are as follows:

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income	$(2,022)	$8,190	$(4,006)	$(28,442)
(Loss) earnings per diluted share	$(0.01)	$0.04	$(0.02)	$(0.16)
Amortization of acquisition-related intangibles	23,266	22,680	69,685	46,637
Share-based compensation	3,679	2,812	9,829	7,311
FX transaction loss (gain) on loan and other revaluation (1)	638	(697)	1,350	5,092
Certain transaction fees and integration costs	5,451	2,890	12,090	55,754
Restructuring (2)	938	—	3,353	—
Contingent consideration adjustments	(200)	(300)	250	(300)
ERP expense (3)	1,701	—	3,904	—
Discontinued product line expense	33	3,633	53	3,633
Loss (recovery) on sale of minority interest	—	1,516	(74)	1,516
Inventory step-up charge	—	(614)	—	3,245
Other adjustments(4)	—	1,514	—	5,864
Estimated tax effect of above adjustments (5)	(7,046)	(15,095)	(21,446)	(24,864)
Adjusted Net Income	$26,438	$26,529	$74,988	$75,446
Adjusted Earnings per Share	$0.12	$0.12	$0.35	$0.42

(1)
Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.
(2)
Includes costs associated with consolidation of U.S. genomics labs.
(3)
Non-capitalizable expenses related to ERP implementation.
(4)
Income tax benefit associated with non-deductible transaction costs that were recognized as expense in prior periods.
(5)
Tax effect of adjustments is calculated using projected effective tax rates for each applicable item.

Adjusted Net Income decreased $0.1 million and $0.5 million, respectively, during the three and nine months ended February 29, 2024. The decreases are driven primarily by higher depreciation expense, partially offset by increases in Adjusted EBITDA.

Financial Condition and Liquidity

The overall cash, cash equivalents and marketable securities position of Neogen was $168.4 million as of February 29, 2024, compared to $245.6 million as of May 31, 2023. Cash from operating activities was $8.5 million during the nine months ended February 29, 2024 compared to cash for operating activities of $49.9 million during the nine months ended February 28, 2023. The net inflow during the nine months ended February 29, 2024 was primarily the result of fewer transaction fees and lower net loss. Cash for investing activities was $11.8 million during the nine months ended February 29, 2024, which was primarily the result of purchases of property and equipment of $87.2 million, partially offset by proceeds from the sale of marketable securities of $75.3 million. Cash from investing activities was $194.2 million during the nine months ended February 28, 2023. Cash from financing activities was $2.0 million during the nine months ended February 29, 2024 compared to cash for financing activities of $118.3 million during the nine months ended February 28, 2023.

Net accounts receivable balances were $173.6 million as of February 29, 2024 compared to $153.3 million as of May 31, 2023. Days' sales outstanding, a measurement of the time it takes to collect receivables, was 65 days as of February 29, 2024, compared to 57 days as of May 31, 2023 and 62 days as of February 28, 2023.

As part of transition services agreements between the Company and 3M, related to the merger of the Food Safety business, 3M invoiced our customers for products that 3M manufactured and shipped on our behalf through

December 2023. We have completed the exit of distribution and back office-related service contracts and currently only have a contract manufacturing agreement in place with 3M for certain products. As of February 29, 2024, there were $5.5 million in customer receivables billed by 3M on our behalf, compared to $57.3 million as of May 31, 2023.

Net inventory was $182.4 million as of February 29, 2024, an increase of $48.6 million, compared to a May 31, 2023 balance of $133.8 million. The higher inventory levels are primarily the result of the Company now stocking FSD products manufactured by 3M.

We expect to spend approximately $130 million in capital expenditures in fiscal year 2024; $100 million of the total is related to our new building, systems implementation and related FSD integration projects.

Debt and Liquidity

On September 1, 2022, Neogen, 3M, and Neogen Food Safety Corporation, a subsidiary of 3M created to carve out 3M’s Food Safety business, closed on the FSD transaction that previously was announced in December 2021, combining 3M’s Food Safety business with Neogen in a Reverse Morris Trust transaction.

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility in the amount of $650 million and a five-year senior secured revolving facility in the amount of $150 million (collectively, the “Credit Facilities”), which became available in connection with the merger and related transactions. The loan facility was funded to Neogen Food Safety Corporation on August 31, 2022, and upon the effectiveness of the merger on September 1, 2022, became Neogen’s obligation through a non-cash transaction. Financial covenants include maintaining specified levels of funded debt to EBITDA and debt service coverage. The Credit Facilities, together with the Notes described below, represent the financing incurred in connection with the merger of the 3M FSD with Neogen. In accordance with the prepayment feature, the Company paid $100 million of the term loan facility’s principal in fiscal year 2023, in order to decrease the outstanding debt balance.

In July 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Neogen Food Safety Corporation to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Neogen Food Safety Corporation did not receive any proceeds from the sale of the Notes by the selling securityholder. Prior to the distribution of the shares of Neogen Food Safety Corporation’s common stock to 3M stockholders, the Notes were guaranteed on a senior unsecured basis by 3M. Upon consummation of such distribution, 3M was released from all obligations under its guarantee. Upon the effectiveness of the merger on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by Neogen and certain wholly-owned domestic subsidiaries of Neogen through a non-cash transaction.

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

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	February 29, 2024	Impact
(in thousands)
Foreign Currency—Revenue	10% Decrease in exchange rates	$10,459	Earnings
Foreign Currency—Hedges	10% Decrease in exchange rates	6,509	Fair Value
Interest Income	10% Decrease in interest rates	488	Earnings
Interest Expense	10% Increase in interest rates	2,305	Earnings

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2023.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2023, management identified the following material weaknesses in internal controls over financial reporting during the year ended May 31, 2023: (1) information technology general controls ("ITGCs") in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting process and the manual business process controls dependent on the affected ITGCs, (2) ineffective period-end invoice accrual controls, and (3) ineffective operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisitions and associated goodwill.

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

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts described above in connection with the previously identified material weaknesses, no changes in our control over financial reporting were identified as having occurred during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 5. Other Information

During the quarterly period ended February 29, 2024, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a) Exhibit Index

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: April 9, 2024

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: April 9, 2024

/s/ David H. Naemura
David H. Naemura
Chief Financial Officer
(Principal Financial and Accounting Officer)