Form 10-K
period 2024-05-31
NEOGEN CORP
filed 2024-07-30
CIK 711377

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on November 30, 2023 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,254,614,597. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 216,694,486 on June 30, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 24, 2024 annual meeting of shareholders are incorporated by reference into part III of the Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors, including circumstances beyond our control at our transition manufacturing partner, competition, recruitment, retention, dependence on key employees, impact of weather on agriculture and food production, global business disruption caused by the Russia invasion in Ukraine and related sanctions and the conflict between Israel and Hamas, identification and integration of acquisitions, research and development risks, intellectual property protection, government regulation and other risks detailed in item 1A. RISK FACTORS in this Form 10-K and from time to time in the Company’s reports on file at the Securities and Exchange Commission (SEC), that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements.

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

PART I

(Dollar amounts in thousands)

ITEM 1. BUSINESS

Neogen Corporation and its subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns; as well as food quality and nutritional components. The majority of the test kits are consumables, single-use, culture, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology, and advanced software systems that help testers objectively analyze and store, as well as perform analysis on, their results from multiple locations over extended periods.

On September 1, 2022, Neogen, 3M Company (“3M”) and Neogen Food Safety Corporation, formerly named Garden SpinCo, a subsidiary created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”, the "Transaction"). Following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders own, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock, and pre-merger Neogen shareholders own, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. See Note 6. "Business Combinations" to the consolidated financial statements for further discussion. FSD products are reported in the Food Safety segment.

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, cleaners, disinfectants, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace testing and human forensic markets.

Neogen’s products are marketed by our sales personnel and distributors throughout the world. Our mission is to be the leading company in the development and marketing of solutions for food and animal safety. To meet this mission, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing innovative products and services; (iii) growing international sales; and (iv) acquiring businesses and forming strategic alliances. We have been historically successful at increasing product sales organically, including international growth, and maintain an active business development program to identify and capitalize on opportunities to acquire new products, businesses or technology.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include:

CORPORATE: Megazyme®, Megazyme (design)®, Megazyme device (logo)®, NeoCenter™, Neogen®, Neogen flask (logo)®, Neogen and flask (logo)®

FOOD SAFETY:

Natural Toxins & Allergens

Alert®, Agri-Screen®, Betastar®, NeoColumn™, Raptor®, Reveal®, Soleris®

Bacterial & General Sanitation

AccuClean®, AccuPoint®, AccuScan®, ANSR®, BioLumix®, Clean-Trace®, Colitag™, F.A.S.T.®, Gene-Trak®, GeneQuence®, Listeria Right Now™, MDS™, MonitorMark®, MPNTray™, Veratox®

Indicator Testing, Culture Media & Others

Acumedia®, Ceralpha®, Freeze Watch®, Harlequin®, Iso-Grid®, K-Blue®, K-Gold®, Lab M®, NeoNet®, NEO-GRID®, NeoSal®, Penzyme®, Petrifilm®, µPREP®

ANIMAL SAFETY:

Veterinary Instruments & Disposables

Ag-Tek®, Breeder-Sleeve®, Calf Eze™, Dr. Frank’s®, D3™ Needles, D3 color mark – red®, D3X™, ElectroJac®, EquiSleeve™, E-Z Catch®, Ideal®, Jolt®, Maxi Sleeve®, MegaShot™, PolySleeve®, Prima®, Prima Marc™, Prima-Shot™, Prima Tech®, Pro-Shot™, Safe-T-Flex™, SyrFlex™

Animal Care & Others

AluShield™, AquaPrime®, BotVax®, EqStim®, Fura-Zone®, Horse Sense®, ImmunoRegulin®, MACLEOD®, NFZ™, Nu Dyne®, PanaKare™, Paradefense®, Peraside™, Pro-Fix®, Pro-Flex®, RenaKare™, Squire®, Stress-Dex®, SureBond®, Swine-O-Dyne®, Tetrabase®, Tetracid®, ThyroKare™, Tri-Hist®, Uniprim®, Vet-Tie™, Vita-15™

Rodent Control, Insect Control & Disinfectants

Acid-A-Foam™, Assault®, Barnstorm®, BioCres™, BioPhene™, BioQuat™, Chem-Tech, Ltd.™, Chem-Tech’s CT logo (with circle)™, Chlor-A-Foam™, COMPANION™, CT-511®, Cykill™, DC&R®, DeciMax®, Di-Kill®, Dy-Fly®, Dyne-O-Might®, Farm-Foam™, Final-Fly-T®, Fly-Die Defense™, Fly-Die Ultra™, Iodis®, LD-44T™, LD-44Z™, Parvosol®, Place Pack®, PolyPetite™, PolyShield™, Preserve®, Preserve International®, Preserve International(design)®, Protectus™, Provecta®, Provecta Advanced®, Prozap®, Prozap (stylized mark w/fancy Z)™, PY-75™, Ramik®, Rodex™, Siloxycide®, Standguard®, SureKill®, Synergize®, Triplox™, Turbocide®, TurboCide® (stylized), Turbocide Gold®, Viroxide Super™, Neogen® Viroxide Super and flask (design)®, VAP-5™, VAP-20™, War Paint®, X-185™

Genomic Services

Aviandx and Design®, Canine HealthCheck®, Canine HealthCheck and Design®, CatScan and Design®, EarlyBird Sex Identification®, Early Warning™, Envigor™, GeneSeek®, Genomic Profiler™, Genomic Insight for Personalized Care™, Igenity®, Infiniseek®, NeoSeek™, Paw Print Genetics®, Paw Print Pedigrees®, SeekGain™, SeekSire™, Skimseek®, Thirty9™, 9Teen™

We manage our organization through our Food Safety and Animal Safety segments. See the “Notes to Consolidated Financial Statements” section of this Form 10-K for financial information about our business segments and international operations.

Food Safety Segment

Neogen’s Food Safety segment is primarily engaged in the production and marketing of diagnostic test kits and complementary products marketed to food and feed producers and processors to detect dangerous and/or unintended substances in food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens and general sanitation concerns. Our test kits are used to detect potential hazards or unintended substances in food and animal feed by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies. Along with the detection of contaminants in foods, we also detect beneficial components in foods such as dietary fiber and carbohydrates. Neogen’s products include tests for:

Mycotoxins. Grain producers and processors of all types and sizes use our Veratox, Reveal, Reveal Q+ and Reveal Q+ MAX tests to detect the presence of mycotoxins, including aflatoxin, aflatoxin M1, deoxynivalenol, fumonisin, ochratoxin, zearalenone and T-2/HT-2 toxin, to help ensure product safety and quality in food and animal feed.

Food allergens. The world’s largest producers of cookies, crackers, candy, ice cream and many other processed foods use our Veratox, Alert, Reveal, Reveal 3-D and BioKits testing products to help protect their food-allergic customers from the inadvertent contamination of products with food allergens, including but not limited to peanut, milk, egg, almond, gliadin (gluten), soy, hazelnut and coconut residues. Also included in our food allergen testing portfolio are Allergen Protein Rapid Kits and Allergen Protein ELISA Kits.

Foodborne pathogens. Meat and poultry processors, seafood processors, fruit and vegetable producers and many other market segments are the primary users of Neogen’s ANSR and Reveal tests for foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria and Campylobacter. Neogen’s ANSR pathogen detection system is an isothermal amplification reaction test method that exponentially amplifies the DNA of any bacteria present in food and environmental samples to detectable levels in 10 minutes. Combined with ANSR’s single enrichment step, Neogen’s pathogen detection method provides DNA-definitive results in a fraction of the time of other molecular detection methods. The Molecular Detection System ("MDS"), an isothermal DNA detection and bioluminescence device, and unique Molecular Detection Assays provide a total solution for fast and accurate pathogen and serotype detection. Our Listeria Right Now test detects the pathogen in less than 60 minutes without sample enrichment. Reveal’s lateral flow device combines an immunoassay with chromatography for a rapid and accurate one-step result.

Spoilage microorganisms. Neogen’s Soleris products are used by food processors to identify the presence of spoilage organisms (e.g., yeast and mold) and other microbiological contamination in food. The systems measure microbial growth by monitoring biochemical reactions that generate a color change in the media as microorganisms grow. The sensitivity of the system allows detection in a fraction of the time needed for traditional methods, with less labor and handling time. Our NeoSeek genomics services utilize a novel application of metagenomics to determine all bacteria in a sample, without introducing biases from culture media, and without the need to generate a bacterial isolate for each possible microbe in a sample. The Microbial Luminescence System (MLS II) is designed for the rapid detection of microbial contamination in beverages, dairy and dairy-related products, utilizing adenosine triphosphate ("ATP") bioluminescence technology.

Sanitation monitoring. Neogen manufactures and markets our AccuPoint Advanced rapid sanitation test to detect the presence of ATP, a chemical found in all living cells. Also included in our ATP sanitation monitoring portfolio is the Clean-Trace™ hygiene monitoring system. These easy-to-use and inexpensive tests use bioluminescence to quickly determine if a contact surface has been completely sanitized. When ATP comes into contact with reagents contained in the test device, a reaction takes place that produces light. More light is indicative of higher levels of ATP and a need for more thorough sanitation. Our worldwide customer base for ATP sanitation testing products includes food and beverage processors, the food service and healthcare industries, as well as many other users.

Seafood contaminants. Neogen’s specialty products for the seafood market include tests for histamine, a highly allergenic substance that occurs when certain species of fish begin to decay; and sulfite, an effective but potentially allergenic shrimp preservative.

Waterborne microorganisms. Neogen offers the food and beverage industries, including water companies, several platforms for performing the microbial analysis of water. This includes Neogen’s filter tests, which are a combination of Neogen Filter membrane filtration and Neogen Culture Media ampouled media, and the easy-to-use Colitag product. With Colitag, after an incubation period, the sample changes color in the presence of coliforms and fluoresces in the presence of E. coli.

Culture media. Neogen Culture Media, formerly Neogen’s Acumedia and Lab M products, offers culture media and prepared media for varied purposes, including traditional bacterial testing and the growth of beneficial bacteria, such as cultures for sausages and beer. Also included under Neogen Culture Media is the Petrifilm solution. Petrifilm standard and rapid plates are all-in-one plating systems that serve as an efficient method for the detection and enumeration of various microorganisms. Also included in the Petrifilm product line are the Petrifilm Plate Reader Advanced and Petrifilm Automated Feeder, which increase laboratory efficiency and productivity. Our customers for culture media include food manufacturers and processors, commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Food quality and nutritional analysis. Through the Ireland-based Megazyme, Ltd., Neogen supplies diagnostic kits and specialty enzymes used worldwide by quality control laboratories in the food, animal feed and beverage industries. Megazyme’s validated assays and reagents are used across various food industries such as the grain, wine, biofuel and dairy markets, to measure dietary fibers, complex carbohydrates, simple sugars and organic acids, such as lactose.

Sample handling. Neogen offers a range of sample handling products. These innovative solutions are designed to make environmental and carcass sample collection and preparation more reliable and convenient than traditional methods. These products are manufactured to meet the highest quality standards and government regulations, maximizing accuracy, consistency and efficiency, while remaining cost-efficient.

Digital services. Our food safety and risk management software-as-a-service, Neogen Analytics, delivers a comprehensive Environmental Monitoring Program (EMP) automation solution for food companies. The software reduces risk by increasing the visibility of food safety testing results, elevating the ability to comply with and improve food safety standards. Neogen's capabilities expanded with additional services to include data aggregation and digitalized workflow services for product testing and sanitation programs. Neogen Analytics is now integrated with Clean-Trace™ and Petrifilm Plate Reader Advanced, which enhances customer experiences with Neogen software and devices.

Laboratory services. Neogen offers food safety analysis services in the United States ("U.S.") and India. These ISO-accredited laboratories offer a variety of fee-for-service tests for the food and feed industries.

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

Our test kits are generally based on internally developed technology, licensed technology, or technology that is acquired. The Food Safety segment incurs expense for royalties for licensed technology used in our products, primarily for our allergen products and the pathogen product line. Generally, royalty rates are in the range of 2% to 10% of revenues on products containing licensed technology. Some licenses involve technology that is exclusive to Neogen’s use, while others are non-exclusive and involve technology licensed to multiple licensees.

Revenues from Neogen’s Food Safety segment accounted for 70.9%, 66.5%, and 49.3% of our total revenues for fiscal years ended May 31, 2024, 2023 and 2022, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s Animal Safety segment is primarily engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, a full suite of agricultural biosecurity products such as rodent control, cleaners, disinfectants and insect control, and genetic evaluation and genomic testing services.

Veterinary instruments. Neogen markets a broad line of veterinary instruments and animal health delivery systems primarily under the Ideal and Prima Tech brand names. Approximately 600 different products are offered, many of which are used to deliver animal health products, such as antibiotics and vaccines. Ideal’s D3 and D3X Needles are stronger than conventional veterinary needles and are detectable by metal detectors at meat processing facilities — a potential market advantage in the safety-conscious beef and swine industries. Neogen’s Prima product line consists of highly accurate devices used by farmers, ranchers and veterinarians to inject animals, provide topical applications and use for oral administration. The Prima line also includes products used in artificial insemination in the swine industry, animal identification products and handling equipment.

Veterinary pharmaceuticals. Animal Safety’s NeogenVet product line provides innovative, value-added, high-quality products to the veterinary market. Top NeogenVet products include PanaKare, a digestive aid that serves as a replacement therapy where digestion of protein, carbohydrate and fat is inadequate due to exocrine pancreatic insufficiency; Natural Vitamin E-AD, which aids in the prevention and treatment of vitamin deficiencies in swine, cattle and sheep; and RenaKare, a supplement for potassium deficiency in cats and dogs. Neogen also markets Uniprim, a veterinary antibiotic.

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

Veterinary OTC products. Animal Safety products offered by Neogen to the retail over-the-counter (OTC) market include Ideal brand veterinary instruments packaged for the retail market. OTC products also include Stress-Dex, an oral electrolyte replacer for performance horses, and SyrFlex Cohesive Flexible Bandages for wound care. Hoof care, disposables and artificial insemination supplies are marketed to the dairy and veterinary industries. Neogen also offers several companion animal parasiticides, marketed under the Provecta brand name, through this channel.

Rodent control products. Neogen’s comprehensive line of proven rodent control products, sold under brand names such as Ramik, CyKill and Havoc, effectively address rodent control and serve as a critical component of an overall biosecurity plan for animal protein production operations. Neogen offers several active ingredients, including diphacinone, bromethalin, brodifacoum and zinc phosphide, formulated with food-grade ingredients to generate the highest acceptance and most palatable bait possible.

Cleaners and disinfectants. Used in animal and food production facilities, Neogen’s cleaners and disinfectants, including Synergize, BioSentry 904 Disinfectant, Acid-A-Foam, BioPhene, Viroxide Super, and Companion can prevent disease outbreaks. The products are also used in the veterinary clinic market to maintain sanitary conditions and limit the potential hazards of bacteria, fungi and viruses. Neogen’s water line cleaner and disinfectant products, including Peraside, NeoKlor, AquaPrime and Siloxycide, are used to clean water lines and provide continuous disinfection of a livestock facility’s water supply.

Insect control products. Neogen’s highly effective insect control products utilize environmentally friendly technical formulas, and several are approved for use in food establishments and by pest control professionals in a wide range of environments. The Company’s Prozap insect control brand is used in the large animal production industry, particularly with cattle and equine producers. Neogen’s SureKill line of products is used by professional pest management entities to control a variety of insects, and the Company’s StandGuard Pour-on solution and Protectus are used for horn fly and lice control in beef cattle.

Animal genomics services. Neogen provides value-added services to leading agricultural genetics providers, national cattle associations, companion animal breed registries and direct-to-consumer canine genetic test providers, university researchers, and numerous commercial beef and dairy cattle, swine, sheep and poultry producers. With six global state-of-the-art genomics laboratories and comprehensive bioinformatics to interpret genomics test results, Neogen offers identity and trait determination and analysis. Our technology employs high-density DNA genotyping and genomic sequencing for identity and trait analysis in a variety of important animal and agricultural plant species. Our extensive bioinformatics database identifies and predicts an animal’s positive or negative traits based on DNA test results. This information has helped livestock producers increase the speed of genetic improvement in their herds and the overall performance and quality of their animals. Neogen’s December 2021 acquisition of Genetic Veterinary Sciences, Inc. expanded the Company’s portfolio through the addition of more than 350 genetic tests for companion animals, including dogs and cats.

Life sciences. Neogen’s Life Science/Toxicology line of products include reagents and test kits for immunoassay production, life science research, and forensic and animal toxicology. Our product offering includes a wide range of tests to provide solutions for drugs of abuse, including designer and emerging drugs. The drug detection assays include over 125 test kits used to screen more than 300 drugs and their metabolites in various forensic matrices, including oral fluid, whole blood, urine, serum, plasma, meconium and others. Our portfolio for life science research includes assays for detecting levels of hormones, steroids, lipoxins, and histamine in a wide range of samples and species types. Additionally, we offer reagents and unique colorimetric and chemiluminescent substrates for immunoassay production and research applications.

Many of the products and services in the Animal Safety segment use licensed technology. As a result, the Animal Safety segment incurs expense for royalties for licensed technology used in our products and services, primarily related to genomics services.

Revenues from Neogen’s Animal Safety segment accounted for 29.1%, 33.5%, and 50.7% of our total revenues for fiscal years ended May 31, 2024, 2023 and 2022, respectively.

GENERAL SALES AND MARKETING

Within our food safety and animal safety segments, our sales efforts are generally organized by specific markets, and/or geography. As of May 31, 2024, a total of 997 employees were assigned to sales and marketing functions. During the fiscal years ended May 31, 2024, 2023 and 2022, no single customer or distributor accounted for 10% or more of our revenues.

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

INTERNATIONAL SALES AND MARKETING

Neogen maintains locations outside of the United States in 24 countries to provide a direct sales presence. We also maintain a network of distributors to reach countries where we do not have a direct presence.

UK, Europe, Middle East, Africa and India. Neogen Europe, Ltd., headquartered in Ayr, Scotland, sells products and services to our network of customers and distributors throughout the U.K., Europe, the Middle East and Africa. Customers in the U.K., France, Germany, Italy, the Netherlands, United Arab Emirates (U.A.E.) and India are served by our employees. In other regions, customers are generally served by distributors managed by Neogen Europe personnel.

Neogen Europe management is also responsible for various other manufacturing operations and service providers, including Neogen Ireland, Quat-Chem, Ltd., Neogen Italia, Megazyme, Ltd., Delf, Ltd., and Abbott Analytical, Ltd.

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

Mexico, Central and South America. Neogen maintains offices and distribution facilities in Mexico, Guatemala, Brazil, Argentina, Chile, Uruguay and Colombia. Combined, the businesses distribute Neogen’s products and offer genomics services throughout Latin America to distributors and end customers.

Neogen do Brasil, headquartered near São Paulo, is also responsible for Rogama, located in Pindamonhangaba, Brazil. This company operates a genomics testing laboratory (formerly named Deoxi) and develops, manufactures and markets rodent control and insect control products. Rogama offers registered pest control products to Brazil’s agronomic, professional and retail markets.

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

Neogen Canada. This business operates a genomics testing laboratory in Edmonton, Alberta. Neogen also has a food safety-focused training laboratory, instrument service center and commercial office in London, Ontario.

Other distributor partners. Outside of our physical locations, Neogen uses our own sales managers in both the Food Safety and Animal Safety segments to work closely with and coordinate the efforts of a network of distributors in more than 100 countries. The distributors provide local training and technical support, perform market research and promote Company products within designated countries around the world.

Sales to customers outside the United States accounted for 49.7%, 48.4%, and 39.7% of our total revenues for fiscal years ended May 31, 2024, 2023 and 2022, respectively. No individual foreign country contributed 10% or more of our revenues for those same periods.

RESEARCH AND DEVELOPMENT

Neogen has a strong commitment to its research and development activities. Our product development efforts are focused on the development and commercialization of innovative new products that advance our business strategy and on the enhancement of existing products. As of May 31, 2024, we employed 106 scientists and support staff in our worldwide research and development group, including immunologists, chemists, geneticists, engineers and microbiologists. Management currently expects our future research and development expenditures to approximate 2% to 4% of total revenues annually. The research and development team continues to align with subject matter experts in academia, industry and regulatory agencies for advancing innovative scientific solutions to benefit the Food Safety and Animal Safety sectors.

Neogen has ongoing development projects for several new and improved diagnostic tests and other complementary products for both the Food Safety and Animal Safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2025 and 2026.

Certain technologies used in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with partners, independent scientists, governmental agencies, universities and other third parties. We have entered into agreements with these parties that provide for the payment of royalties based on sales of products that use the pertinent licensed technology. Royalties, expensed to sales and marketing, under these agreements amounted to $3,250, $3,392, and $1,999 in fiscal years 2024, 2023, and 2022, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Neogen uses a variety of intellectual property approaches to protect the competitive position of its offerings, including the use of patents, trademarks, trade secrets, proprietary and confidential know-how, as well as branding and trademarks. Patent and trademark registration applications are submitted whenever appropriate. From its inception, Neogen has acquired and been granted numerous patents and trademark registrations and has numerous pending patents and trademark applications. Neogen’s patent portfolio includes approximately 170 U.S. patents, 457 patents in countries outside of the U.S., and 228 pending patent applications globally. Neogen’s trademark estate includes approximately 117 trademark registrations within the U.S., 550 trademark registrations in countries outside of the U.S, and 18 trademark registration applications globally.

We do not expect the near-term expiration of any single patent to have a significant effect on future results of operations. Our offerings are also protected by trade secrets and proprietary know-how when appropriate. For example, many of our products employ unique antibodies capable of detecting microorganisms and other substances at minute levels. In some instances, we have chosen to keep confidential the methods and techniques used to manufacture and use those antibodies when trade secret and/or proprietary know-how protections are more appropriate.

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

One of the major areas affecting the success of biotechnology and pharmaceutical development involves the time, cost and uncertainty surrounding regulatory approvals. Neogen products requiring regulatory approval, which we currently have in place, include BotVax B, EqStim, ImmunoRegulin and Uniprim. Neogen’s rodent control, disinfectant, parasiticide and insect control products are subject to registration in the United States and internationally.

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

PRODUCTION AND SUPPLY

Neogen manufactures products in the U.S., the U.K., Ireland and Brazil and provides genomics services in the U.S., Scotland, Brazil, Australia, China and Canada. As of May 31, 2024, there were approximately 1,315 full-time employees assigned to manufacturing operations and providing services in these locations, operating on multiple shift schedules, with occasional 24/7 production during high-demand periods. Future demand increases could be accommodated by adding shifts. Management believes we could increase the current output of our primary product lines by using the current space available. However, to do so would require investment in additional equipment.

Food safety diagnostics. Manufacturing of diagnostic tests for the detection of natural toxins, pathogens, food allergens and spoilage organisms, final kit assembly, quality assurance and shipping takes place at our facilities in Lansing, Michigan. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in our immunology laboratories in Lansing. Generally, the final assembly and shipment of diagnostic test kits to customers in Europe is performed in our Ayr, Scotland facility. Many of the Company’s food safety diagnostic instruments and readers are produced by third-party vendors to our specifications, quality tested in Lansing or by our vendors, and then shipped to customers. Culture media products are manufactured in an ISO-approved facility in Lansing and in Heywood and Liverpool, England. Products are blended following strict formulations or custom blended to customer specifications and shipped directly to customers from Lansing and the U.K. The Heywood location produces prepared media plates, sterile liquid media, and other related products in ready-to-use format for food testing laboratories across the U.K. and Western Europe. Enzyme substrates are manufactured at Megazyme in Bray, Ireland. Our Clean-Trace product line is manufactured in Wales. Other former 3M FSD products are currently manufactured within 3M plants in the U.S. and Poland.

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

COMPETITION

While competitors differ across individual markets, we are not aware of any single competitor that is pursuing Neogen’s fundamental strategy of developing and marketing a broad line of products, ranging from disposable tests and culture media to veterinary pharmaceuticals and instruments for a large number of food safety and animal safety concerns. For each of our individual products or product lines, we face intense competition from companies ranging from small businesses to divisions of large multinational companies. Some of these organizations have substantially greater financial resources than Neogen. We compete primarily on the basis of ease of use, speed, accuracy and other performance characteristics of our products. The breadth of our product line, the effectiveness of our sales and customer service organizations, and pricing also are components in management’s competitive strategy.

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

ANIMAL SAFETY:

Neogen’s Animal Safety segment does not encounter any single competitor across the various products and markets we serve. In the life sciences and toxicology markets, we compete against several other diagnostic and reagent companies with similar product offerings.

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

Neogen Genomics, a leading worldwide commercial animal genomics laboratory, employs cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through parentage testing and selective breeding of traits such as disease resistance, yield improvement and meat quality. Competition comes mainly from a number of general laboratory service providers, some significantly larger than us as well as several smaller companies offering genomics services. Neogen Genomics is not involved in cloning or the development of transgenic animals.

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

HUMAN CAPITAL MANAGEMENT

Our people are a critical component in our continued success. As a team, they put Neogen’s core values into action, while executing key initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results. As of May 31, 2024, we employed 2,917 people worldwide, with 1,603 located in the U.S. and 1,314 international. We maintain good relations with both our union and non-union employees and have not experienced any work stoppages.

The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.

Workplace Culture and Employee Engagement. We have established our Neogen DNA, which guides us in acting with the utmost integrity as we pursue our mission and goals. Our Neogen DNA is made up of three parts: Our Purpose & Promise, Our Principles, and Our Values. Our Purpose & Promise, the advancement of human and animal technology so we can fuel a brighter future for global food security, is our reason for coming to work and the impact we can have on the world and each other. Our Principles represent our commitment to our clients and industry, and Our Values represent our commitment to each other. We value responsibility, consistency, and integrity. Our Code of Conduct codifies our commitment to conducting business ethically.

Equity, Diversity, Inclusion, and Belonging (EDIB). We strive to create an environment where colleagues feel valued and understand the important role we play in embracing diversity to improve the quality of our innovation, collaboration and relationships. Upholding our core value of “Cultivate Belonging,” we implement policies and practices that not only attract diverse talent, but also support an inclusive culture where everyone can truly belong and thrive. Our commitment extends beyond our workforce, influencing our partnerships, community engagements, and business practices globally.

Talent Attraction, Development and Retention. We employ a variety of programs and platforms designed to attract, develop and retain our colleagues. Employee benefits and policies are designed for diverse needs. Neogen is committed to training and developing our employees so that they can deliver exceptional results to our customers and shareholders. We have internal programs designed to develop and retain talent, including career planning, leadership development, performance management and learning programs.

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

The integration of the 3M Food Safety business with Neogen presents challenges, and the failure to successfully integrate the 3M Food Safety business could have a material adverse effect on our business, financial condition and results of operations.

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

The continued successful integration of the 3M Food Safety business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the terms of the Transaction, Neogen and Neogen Food Safety Corporation will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Transaction, and such restrictions could significantly impair Neogen’s and Neogen Food Safety Corporation’s ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement executed in connection with the Transaction generally restricts Neogen and its affiliates from taking certain actions that could adversely affect the intended tax treatment of the Transaction. In particular:

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
•
Neogen and Neogen Food Safety Corporation will not, and will not permit certain Neogen Food Safety Corporation subsidiaries to, amend their certificates of incorporation (or certain other organizational documents) or take any other action affecting the voting rights of any stock or stock rights of Neogen or Neogen Food Safety Corporation; and
•
Neogen and Neogen Food Safety Corporation will not, and will not permit any member of the Neogen Food Safety Corporation group or Neogen to, take any other action that would, when combined with any other direct or indirect changes in ownership of Neogen Food Safety Corporation and Neogen stock (including pursuant to the merger), have the effect of causing one or more persons to acquire stock representing 50% or more of the vote or value of Neogen Food Safety Corporation or Neogen, or otherwise jeopardize the tax-free status of the Transaction; and
•
Additionally, none of Neogen Food Safety Corporation, Neogen or any member of Neogen Food Safety Corporation group may:
o
take, or permit to be taken, any action that could reasonably be expected to jeopardize the qualification of certain Neogen Food Safety Corporation debt as a security under Section 361(a) of the Code (other than making any payment permitted or required by the terms of the Neogen Food Safety Corporation debt); or
o
permit any portion of certain nonqualified preferred stock to cease to be outstanding or modify the terms of such stock;

unless, in each case, prior to taking any such action, Neogen and Neogen Food Safety Corporation shall have requested that 3M obtain, or request and receive 3M’s prior written consent to obtain, an IRS ruling satisfactory to 3M in its reasonable discretion or provide 3M with an unqualified tax opinion satisfactory to 3M in its sole and absolute discretion to the effect that such action would not jeopardize the intended tax treatment of the Transaction, unless 3M waives such requirement. Failure to adhere to these requirements could result in tax being imposed on 3M for which Neogen and Neogen Food Safety Corporation could bear responsibility and for which Neogen and Neogen Food Safety Corporation could be obligated to indemnify 3M. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on Neogen. During the time period ending three years after the date of the distribution, Neogen Food Safety Corporation and Neogen also will be subject to certain restrictions relating to the SpinCo Business in Switzerland.

These restrictions could have a material adverse effect on Neogen’s liquidity and financial condition, and otherwise could impair Neogen’s and Neogen Food Safety Corporation’s ability to implement strategic initiatives, Neogen

Food Safety Corporation’s and Neogen’s indemnity obligation to 3M might discourage, delay or prevent a change of control that shareholders of Neogen may consider favorable.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We are subject to risks relating to existing international operations and expansion into new geographical markets.

Expanding sales globally is part of our overall growth strategy, and we expect sales from outside the United States to continue to represent a significant portion of our revenue. In fiscal year 2024, sales to customers outside of the U.S. accounted for 49.7% of our total revenue, compared to 48.4% and 39.7% of our total revenues in fiscal year 2023 and 2022, respectively. Our international operations are subject to general risks related to such operations, including:

•
political, social and economic instability and disruptions, including social unrest, geopolitical tensions, inflation and interest rate uncertainties;
•
government export controls, economic sanctions, embargoes or trade restrictions;
•
the imposition of duties and tariffs and other trade barriers;
•
limitations on ownership and on repatriation or dividend of earnings;
•
transportation delays and interruptions;
•
labor unrest and current and changing employment and labor regulatory environments;
•
increased compliance costs, including costs associated with disclosure requirements and related due diligence;
•
difficulties in staffing and managing multi-national operations;
•
limitations on our ability to enforce legal rights and remedies;
•
the ability of our current products to comply with product standards established by foreign regulatory bodies;
•
differing regulatory and legal systems and environments;
•
diminished protection of intellectual property in some countries;
•
access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks; and
•
fluctuations in foreign currency exchange rates.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, reputation, business, results of operations, financial condition and cash flows. In addition, the impact of such risks could be outside of our control and could decrease our ability to sell products internationally, which could adversely affect our business, financial condition, results of operations and cash flows. For example, as a result of the ongoing military conflict between Russia and Ukraine and resulting heightened economic sanctions from the U.S. and the international community, we have discontinued sales into Russia and Belarus. The U.S. and other countries have imposed significant sanctions and could impose even wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the effect the sanctions announced to date could have on us, any further sanctions imposed or actions taken by the U.S. or other countries, including any expansion of sanctions beyond Russia and Belarus, could affect the global price and availability of raw materials, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” in fiscal year 2023, we identified material weaknesses in our internal control over financial reporting related to ineffective information technology general controls, our period-end invoice accrual procedures, and ineffective operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisition and associated goodwill. The material weaknesses did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results. As of May 31, 2024, management believes our remediation efforts have been effective and that one of our previous material weaknesses in our internal control over financial reporting has been remediated. Specifically, management believes the operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisitions and associated goodwill is effective. For the remaining material weaknesses related to ineffective information technology general controls and our period-end invoice accrual procedures, we continue to execute a remediation plan designed to address the material weaknesses, however, we cannot guarantee that these steps will be sufficient or that we will not have material weaknesses in the future. These material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, financial condition and results of operations.

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

While we have implemented network security and internal control measures, including for the purpose of protecting our connected products and services from cyberattacks, and invested in our data and IT infrastructure, there can be no assurance that these efforts will prevent a system disruption, attack, or security breach and, as such, the risk of system disruptions and security breaches from a cyberattack remains.

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

In fiscal year 2024, we implemented our SAP enterprise resource planning (ERP) system for our U.S. food safety business and at a manufacturing facility in Wales. The first phase of this implementation also included upgrades to many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Should the subsequent phases of implementation not occur successfully, or if the systems do not perform in a satisfactory manner, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.

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

We ship a significant portion of our products to customers through independent package delivery companies, such as UPS, Federal Express and DHL. We also ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If one or more of these third-party package delivery providers were to experience a major work stoppage or other event that prevented our products from being delivered in a timely fashion or caused us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with some of our customers could be adversely affected. In addition, if one or more of our third-party package delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments within our delivery network, our profitability could be adversely affected. Even if we are able to pass through increased shipping costs to our customers through increased pricing, it may impact the demand for many of our products, which could adversely affect our profitability.

Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results.

We rely on third-party suppliers to provide raw materials and other components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. In addition, we currently purchase some raw materials and products from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. Problems with suppliers and the supply chain could negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs and damage our reputation with our customers.

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

The markets in which we operate are characterized by rapidly changing technologies and the frequent introduction of new products. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis, to introduce them into the marketplace in a timely manner and to protect and maintain critical intellectual property assets related to these developments. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, could significantly reduce future revenue and materially and adversely affect our competitive position. While we intend to continue to commit financial resources and effort to the development of new products and services, we may not be able to successfully differentiate our products and services from those of our competitors. Our customers may not consider our proposed products and services to be of value to them or may not view them as superior to our competitors’ products and services. In addition, our competitors or customers could develop new technologies or products which reflect similar or improved solutions to our existing technologies. Further, we may not be able to adapt to evolving markets and technologies, develop new products, achieve and maintain technological advantages or protect technological advantages through intellectual property rights. If we do not successfully compete through the development and introduction of new products and technologies, our business, results of operations, financial condition and cash flows could be materially adversely affected.

If we fail to maintain a positive reputation or are unable to conduct effective sales and marketing, our prospects and financial condition could be adversely affected.

We believe that market awareness and recognition of our brands have contributed significantly to the success of our business. We also believe that maintaining and enhancing these brands, especially market perceptions of the quality of our products, is critical to maintaining our competitive advantage. If any of our products are subject to recall or are proven to be, or are claimed to be, ineffective or inaccurate for their stated purpose, then this could have a material adverse effect on our business, financial condition and results of operations. Also, because we are dependent on market perceptions, negative publicity associated with product quality or other adverse effects resulting from, or perceived to be resulting from, our products could have a material adverse impact on our business, financial condition and results of operations.

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

We purchase raw materials and components for use in our products, which exposes us to volatility in prices for certain raw materials and products. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. Significant price increases for these supplies could adversely affect our operating profits. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. The COVID-19 pandemic, for example, resulted in raw material price inflation as well as supply chain constraints and disruptions. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices, and our mitigation efforts. Additionally, we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors, or may be unable to raise the price of our products in a manner that is proportional to the level of inflation in our input costs, which would materially and adversely affect our results of operations.

Certain of our food safety product lines depend on a sole or single source supplier or vendor. The ability of these third parties to deliver raw materials and products may be affected by events beyond our control. In addition, public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases could affect our supply of raw materials, by limiting our ability to transport raw materials from our vendors or increasing demand and competition for supplies, which could adversely affect our ability to obtain necessary raw materials for certain of our products. Any sustained interruption in our receipt of adequate raw materials, supply chain disruptions impacting the receipt or distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events or other legal or regulatory requirements, could result in a significant price increase in raw materials, or their unavailability, which could result in a loss of customers or otherwise adversely impact our business, results of operations, financial condition and cash flows.

Our reputation, ability to do business and results of operations could be impaired by improper conduct by or disputes with any of our employees, agents or business partners and we have a compliance burden with respect to, and risk of violations of, anti-bribery, trade control, trade sanctions, anti-corruption and similar laws.

Our operations require us to comply with a number of U.S. and international laws and regulations, including those governing payments to government officials, bribery, fraud, anti-kickbacks, false claims, unfair competition, export and import compliance, money laundering and data privacy, as well as the improper use of proprietary information or social media. In particular, our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems always will protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations or fail to protect our confidential information. Any such violations of law or improper actions could subject us to civil or criminal investigations in the U.S. or other jurisdictions, result in substantial monetary and non-monetary penalties and shareholder lawsuits, lead to increased costs of compliance and damage our reputation, business, results of operations, financial condition and cash flows.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our international operations subject us to discriminatory or conflicting tariffs and trade policies. Tariffs have increased and may continue to increase our material input costs, and any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Changes in domestic and foreign laws, regulations, policies, and enforcement initiatives increase our costs of compliance and subject us to increased risk.

Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, export/import laws, tax policies and other similar programs). Failure to comply with any of these laws, regulations and policies could result in civil and criminal as well was monetary and non-monetary penalties, and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. While these risks and the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.

Differences in and changes to tax rates in the jurisdictions in which we operate and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.

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

Our tax returns are subject to audit, and taxing authorities could challenge our operating structure, taxable presence, application of treaty benefits or transfer pricing policies. If changes in statutory tax rates or laws or audits result in assessments different from amounts estimated, our business, results of operations, financial condition and cash flows could be adversely affected. In addition, changes in tax laws could have an adverse effect on our customers, resulting in lower demand for our products and services.

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

RISKS RELATED TO LIQUIDITY, INDEBTEDNESS AND THE CAPITAL MARKETS

We have incurred substantial indebtedness and our financial condition and operations may be adversely affected by a violation of financial or other covenants.

We have incurred substantial indebtedness and related debt service obligations, which could have important consequences, including:

•
reduced flexibility in responding to changing business and economic conditions, and increased vulnerability to adverse economic and industry conditions;
•
reduced flexibility in planning for, or reacting to, changes in our business, the competitive environment and the markets in which we operate, and to technological and other changes;
•
reduced access to capital and increased borrowing costs generally or for any additional indebtedness to finance future operating and capital expenditures and for general corporate purposes;
•
lowered credit ratings;
•
reduced funds available for operations, capital expenditures and other activities;
•
increased vulnerability to increases in interest rates because a substantial portion of our indebtedness bears interest at floating rates; and
•
competitive disadvantages relative to other companies with lower debt levels.

Our Term Loan, comprised of our Revolving Facility and Term Loan Facility, contains customary affirmative and negative covenants, including financial covenants based on leverage and cash interest expense coverage ratios and limitations on our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets.

Our outstanding Senior Notes also include customary events of default. A violation of any of these credit-related covenants or agreements could result in a default under one or more of these agreements, which could permit the lenders or note holders, as applicable, to accelerate repayment of any borrowings or notes outstanding at that time, levy on any collateral securing such indebtedness, and/or taking other actions designed to protect our ability to repay our indebtedness. Any such event would materially and adversely affect our ability to operate our business and our results of operations and financial condition.

The available capacity under our Revolving Facility could be limited by our covenant ratios under certain conditions. An increase in the applicable leverage ratio, as a result of decreased earnings or otherwise, could result in reduced access to capital under our Revolving Facility, which is a significant component of our total available liquidity.

Our quarterly and annual operating results are subject to significant fluctuations.

We have experienced, and may experience in the future, significant fluctuations in our quarterly and annual operating results. The mix of products sold and the acceptance of new products, in addition to other factors such as cost increases, could contribute to this variability. We have few long-term customer contracts and operate primarily with purchase orders. In addition, our expense levels are based, in part, on our expectation of future revenue levels. Therefore, a shortfall in expected revenue could result in a disproportionate reduction in our net income.

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
•
Investor perception of us and the industry and markets in which we operate; changes in earnings estimates or buy/sell recommendations by securities analysts; and whether or not we meet earnings estimates of securities analysts who follow us; and
•
General financial, domestic, international, economic and market conditions, including overall fluctuations in the U.S. equity markets, which may experience extreme volatility that, in some cases, is unrelated or disproportionate to our operating performance.

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

We have no current plans to start paying dividends in the near-term.

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

OTHER RISK FACTORS RELATING TO OUR BUSINESS

Our success is highly dependent on our ability to obtain protection for the intellectual property used in our products.

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

Certain of our products could be the subject of patent infringement challenges.

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

The industries in which we operate are subject to substantial governmental regulation.

A portion of our products and facilities are regulated by various domestic and foreign government agencies including the U.S. Department of Agriculture, the U.S. Food and Drug Administration and the Environmental Protection Agency. A significant portion of our revenue is derived from products used to monitor and detect the presence of substances that are regulated by various government agencies. Furthermore, our growth could result in substantial liability to us and be adversely affected by the implementation of new regulations. The costs of compliance or failure to comply with any obligations related to these laws or regulations could adversely impact our business, including suspension or cessation of our operations, restrictions on our ability to expand at our present locations or requirements that we make significant capital expenditures or incur other significant expenses.

Failure to attract, retain and develop personnel, including for key management positions, could have an adverse impact on our results of operations, financial condition and cash flows.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel and align them with appropriate opportunities for key management positions and support for strategic initiatives. Our loss of any of our key employees could have a material adverse effect on us. We compete with employers in various industries for sales, manufacturing, technical services and other personnel, and this competition to hire may increase and the availability of qualified personnel may be reduced. If we are unsuccessful in our efforts to attract and retain qualified personnel, our business, results of operations, financial condition, cash flows and competitive position could be adversely affected. Additionally, we could miss opportunities for growth and efficiencies. We cannot assure that we will be able to retain our existing personnel or attract additional qualified persons when required and on acceptable terms.

Our business may be subject to product or service liability claims.

The manufacturing and distribution of our products and the performance of our services involves an inherent risk of liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or our products are determined to be defective, we could incur significant legal expenses not covered by insurance. In addition, product or service liability litigation could damage our reputation and impair our ability to market our products and services, regardless of the outcome. Litigation also could impair our ability to retain product liability insurance or make our insurance more expensive. Although we currently maintain liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product or services liability claim, our business, financial condition and results of operations could be adversely affected.

Changing political conditions could adversely impact our business and financial results.

Changes in the political conditions in markets in which we manufacture, sell or distribute our products are difficult to predict and could affect our business and financial results adversely. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold, or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, trade barriers and market contraction, could adversely affect our business and financial results.

Climate change, or legal, regulatory or market measures to address climate change could materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tropical storms, blizzards, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt our operations and impair our critical systems, and may impact raw material sourcing, manufacturing operations, the distribution of our products and our operational costs. Damage or destruction of our facilities may result in losses that exceed our insurance coverage. The impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS – NONE

ITEM 1C. CYBERSECURITY

We rely on several information systems throughout our company, as well as those of our third-party business partners, to provide access to our web-based products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information, and operate other critical functions. Our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet, email attachments, and persons with access to these information systems, such as our employees or third parties with whom we do business. These risks have increased as information systems and the use of software and related applications become more cloud-based. We have implemented various programs, processes, and systems designed to mitigate these risks.

Risk Management and Strategy

We have a comprehensive cybersecurity risk assessment program designed to assess, identify, and manage material risks associated with cybersecurity threats and vulnerabilities and to mitigate the potential impact of any cybersecurity incidents on our operations and financial condition. We routinely review, modify, and update this program as necessary to address emerging risks. Our process for addressing risk is based on industry best practices outlined in CIS Critical Security Controls. Although this program is integrated within the Company's overall risk management system, the implementation of this program requires a unique and specialized level of expertise and experience, which has led us to create a cybersecurity team and various processes designed to address these specific risks, as discussed more below.

We regularly engage consultants, auditors, and other third parties to assist in developing, maintaining, and enhancing our cybersecurity risk assessment program. These third-party engagements supplement our internal capabilities and help ensure the robustness of our program. Examples of these engagements include penetration testing of our customer facing domains, quarterly cybersecurity briefings with outside counsel, and an annual assessment of our overall cybersecurity program. We maintain policies and procedures to identify and monitor cybersecurity risks associated with these third-party service providers, particularly those with access to customer, employee, or other sensitive data. Our selection and oversight of these providers includes diligence reviews, contractual protections, and other measures to mitigate these risks over the entire lifecycle of the relationship, including through implementation of the CIS Critical Security Controls.

In addition to these prevention measures, we work proactively to detect and minimize the impact of cybersecurity incidents. We have a written incident response plan designed to ensure the appropriate internal and, if necessary, external resources are employed to promptly and effectively respond to potential breaches, minimize any related damage, and avoid disruption to our operations. We routinely test our incident response process through simulated incidents. No risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. While we have not experienced any cybersecurity incidents or threats that have materially impacted us or our business, we have encountered incidents in the past, which we have used to improve our program and defenses. Since it is possible we could experience a material cybersecurity incident in the future, we remain diligent in maintaining and continuously improving our program in an effort to prevent such incidents and, if one was to occur, to manage it effectively.

Governance

Board of Directors Oversight

The Governance and Sustainability Committee of our Board of Directors (the "Governance Committee") is responsible for providing oversight and policy direction on our risk management policies and programs, including those relating to cybersecurity. The Charter of the Governance Committee specifically requires the committee to periodically review the Company's enterprise cybersecurity strategy and framework, including the Company's assessment and management of cybersecurity threats and risks, data security programs, applicable laws and regulations, and the Company's management and mitigation of cybersecurity and information technology risks and potential breach incidents, including our incident response plan. The Governance Committee is also tasked with reviewing any significant cybersecurity incident that occurs.

The Governance Committee is required by its Charter to consist of not fewer than three independent directors, and the committee currently consists of five independent directors. The Governance Committee typically meets on a quarterly basis. At each meeting, a written cybersecurity brief from IT leadership is provided. These reports include a review of emerging cybersecurity risks and developments and updates to our cybersecurity risk assessment program. The Governance Committee provides regular reports to the full Board of Directors on its oversight of the Company's cybersecurity risks and risk management system.

Management's Role

Our management team is primarily responsible for assessing and managing material risks to the Company from cybersecurity threats. We have a cross-functional cybersecurity team led by our cybersecurity manager and comprised of personnel from our information technology group, including the head of IT, and senior leadership. We have established a robust framework for preventing, identifying, evaluating, and mitigating cybersecurity risks.

Our cybersecurity manager is designated as the senior executive responsible for cybersecurity and reports directly to the head of IT. Our cybersecurity manager has a comprehensive information technology background and over ten years of service in managing or assisting in managing cybersecurity risks.

To support the head of IT and cybersecurity manager in managing cybersecurity risks, we established a cross-functional cybersecurity team that includes experts in various aspects of information security. Combined, this team of employees includes individuals with over 30 years of prior work experience in cybersecurity and data protection. These individuals are responsible for the day-to-day implementation of our cybersecurity program.

We employ a comprehensive set of processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. These processes include:

•
Continuous monitoring of network traffic and information technology systems for signs of potential threats;
•
Regular vulnerability assessments and penetration testing to identify and address weaknesses;
•
Implementation of cybersecurity measures, such as firewalls, intrusion detection systems, and data encryption;
•
Employee training and awareness programs to educate all staff about cybersecurity risks and prevention measures; and
•
Incident response plans to ensure swift, effective, and adequate disclosure of cybersecurity incidents to the appropriate individuals within the Company.

These processes are regularly reviewed and updated to adapt to evolving cybersecurity threats and any changes in our systems or business operations.

Our head of IT, cybersecurity manager, and other members of our cybersecurity team provide quarterly updates and reports to the Governance Committee of our Board of Directors on cybersecurity risks and our risk management systems. Our cybersecurity team is also required to provide senior management and the Governance Committee with more frequent updates on major developments regarding cybersecurity matters or as otherwise appropriate. As noted above, the Governance Committee provides regular updates to the Board on these matters so that the Board remains adequately informed about this important aspect of the Company's overall risk management.

ITEM 2. PROPERTIES

Principal Manufacturing, Distribution and Administrative locations:

Segment	Owned	Leased	Location
Food Safety	21	24	Corporate, United States, and Other International Locations (1)
Animal Safety	8	6	United States, Canada, and Australia
Total	29	30

(1) International locations include properties in Canada, Europe, Central and South America, Asia and the Middle East

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

ITEM 3. LEGAL PROCEEDINGS

We are routinely involved in legal proceedings and litigation arising in the ordinary course of our business. In the opinion of our management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated operations, cash flows, or financial condition. However, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See “Risk Factors” in Item 1A above for a description of certain related risks. See Note 10. “Commitments and Contingencies” to the consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Report for discussion of loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES — NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol NEOG.

Holders

As of June 30, 2024, there were 532 stockholders of record of our common stock. The actual number of holders is significantly greater than this number of holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Neogen has never paid cash dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fiscal quarter ended May 31, 2024:

Period	(a) Shares Purchased	(b) Average Price Paid per Share	(c) Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 2024	—	—	—	5,900,000
April 2024	—	—	—	5,900,000
May 2024	—	—	—	5,900,000
Total	—	—	—	5,900,000

In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of the Company’s common stock. The program does not have any scheduled expiration date. The Company did not repurchase any shares pursuant to this repurchase program during the fourth quarter of fiscal 2024. As of May 31, 2024, a total of 5,900,000 shares of common stock remained available for repurchase under this program.

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

COMPANY OVERVIEW

Neogen Corporation and subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The majority of the diagnostic test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes genomics-based diagnostic technology, and advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.

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

TRENDS AND UNCERTAINTIES

In prior years, production was negatively impacted by broad supply chain challenges and labor market disruptions. Additionally, input cost inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal 2023, these negative impacts steadily improved throughout the year. In fiscal 2024, despite a slowing of inflation rates, there remains economic headwinds of softening consumer demand and higher interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal 2023, as a way to combat inflation. This, subsequently, increased our borrowing costs and raised the overall cost of capital. While the frequent increases have largely subsided, the overall interest rate is significantly higher than in recent years, which increases interest expense on the unhedged portion of our Term Loan. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in the prior two fiscal years. The impact of inflation continued to affect us throughout fiscal year 2024, although at a continually decreasing rate compared to fiscal years 2022 and 2023.

Beginning in the second quarter of fiscal year 2024, we implemented a new enterprise resource planning system and began the exit of our transition distribution agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. As of the end of fiscal year 2024, order fulfillment issues have largely been resolved, and order fulfillment rates have improved to meet the needs of our customers in this improving end-market environment.

Although we have no operations in or direct exposure to Russia, Belarus or Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been negatively impacted by the conflict. Similarly, the military conflict between Israel and Hamas has increased overall geopolitical tensions. As the respective conflicts continue or worsen, they may further impact our business, financial condition or results of operations in fiscal year 2025.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us into fiscal year 2025.

RESULTS OF OPERATIONS

Historical Periods

Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended May 31, 2023 for discussion of the Results of Operations, Segment Results of Operations, and Financial Condition and Liquidity for the year ended May 31, 2023 compared to the year ended May 31, 2022, which is incorporated by reference herein.

Executive Overview

	Year Ended May 31,
(in thousands)	2024	2023	Increase / (Decrease)
Total Revenues	$924,222	$822,447	$101,775
Cost of Revenues	460,322	416,492	43,830
Gross Profit	463,900	405,955	57,945
Operating Expenses
Sales and marketing	182,872	141,222	41,650
General and administrative	199,889	201,179	(1,290)
Research and development	22,476	26,039	(3,563)
Total Operating Expenses	405,237	368,440	36,797
Operating Income	58,663	37,515	21,148
Other (Expense) Income
Interest income	6,362	3,166	3,196
Interest expense	(73,394)	(55,961)	(17,433)
Other, net	(5,936)	(6,762)	826
Total Other Expense	(72,968)	(59,557)	(13,411)
Loss Before Taxes	(14,305)	(22,042)	7,737
Income Tax (Benefit) Expense	(4,884)	828	(5,712)
Net Loss	$(9,421)	$(22,870)	$13,449

REVENUE

	Year Ended May 31,
(in thousands)	2024	2023	Increase / (Decrease)	% Change
Food Safety:
Natural Toxins & Allergens	$82,240	$82,567	$(327)	(0)%
Bacterial & General Sanitation	171,217	134,934	36,283	27%
Indicator Testing, Culture Media & Other	334,636	267,178	67,458	25%
Rodent Control, Insect Control & Disinfectants	42,965	39,655	3,310	8%
Genomics Services	24,283	22,463	1,820	8%
	655,341	546,797	108,544	20%
Animal Safety:
Life Sciences	6,515	6,254	261	4%
Veterinary Instruments & Disposables	65,848	63,843	2,005	3%
Animal Care & Other	36,978	39,068	(2,090)	(5)%
Rodent Control, Insect Control & Disinfectants	88,732	87,423	1,309	1%
Genomics Services	70,808	79,062	(8,254)	(10)%
	268,881	275,650	(6,769)	(2)%
Total Revenue, net	$924,222	$822,447	$101,775	12%

Year Ended May 31, 2024 Compared to Year Ended May 31, 2023

Food Safety:

Revenue for the Food Safety segment increased $108.5 million in fiscal year 2024 compared to fiscal year 2023. The increase included a $98.6 million benefit from acquisitions, a $10.1 million adverse impact due to currency, and $20.0 million of growth in the business.

Natural Toxins & Allergens – Revenues in this category were relatively unchanged in fiscal 2024. Excluding first quarter revenue of the acquired allergen product line from 3M FSD, revenue in this category decreased 3% due to a decline in sales of natural toxin test kits, caused by product availability issues and prior year sales of discontinued dairy drug residue test kits. These declines were partially offset by growth in our line of allergen test kits.

Bacterial & General Sanitation – Revenue in this category increased 27% in fiscal 2024 compared to the prior fiscal year. Excluding the first quarter contribution of the Clean-Trace line of general sanitation products and the pathogen test kit product line, both acquired in the FSD transaction, revenue in this category increased 2% for the full year. This increase was driven by growth of the acquired product lines for the remainder of the year.

Indicator Testing, Culture Media & Other – Revenue in this category increased 25% in fiscal 2024 compared to the prior fiscal year, driven primarily from revenues resulting from FSD transaction. Excluding first quarter revenue of acquired Petrifilm® and sample handling product lines, revenue rose 2% for the year. Continued growth of the acquired product lines for the remainder of the year combined with higher sales of the Neogen Analytics software product more than offset a large non-recurring sale of culture media in fiscal year 2023.

Rodent Control, Insect Control & Disinfectants – Revenue of products in this category sold through our Food Safety operations increased 8% in fiscal 2024 compared to the prior fiscal year. Increased Cleaner & Disinfectants sales in Europe and a government tender for insect control products in Brazil contributed to the overall growth.

Genomics Services – Revenue of genomics services sold through our Food Safety operations increased 8% in fiscal 2024 compared to the prior fiscal year. Increased revenue to existing customers in Europe as well as new business in Brazil and China added to the overall growth during the year.

Animal Safety:

Revenue for the Animal Safety segment decreased $6.8 million in fiscal year 2024 compared to fiscal year 2023. The decrease included $0.7 million due to discontinued product lines, a $0.6 million adverse impact due to currency, and a $5.5 million decline in the business.

Life Sciences – Revenue in this category increased 4% in fiscal 2024 compared to the prior fiscal year, driven by higher demand of substrate products from manufacturers of diagnostic tests.

Veterinary Instruments & Disposables – Revenue in this category increased 3% in fiscal 2024 compared to the prior fiscal year driven by higher sales of detectable needles and disposable syringes.

Animal Care & Other – Revenue of these products decreased 5% in fiscal 2024 compared to the prior fiscal year driven primarily by lower sales of small animal supplements and wound care products, due to supply constraints, and the discontinued Thyrokare product line. Higher sales of vitamin injectables products partially offset the decline.

Rodent Control, Insect Control & Disinfectants – Revenue in this category increased 1% in fiscal 2024, compared to the prior fiscal year, driven with higher sales of insect control products, partially offset by flat sales of rodent control products and cleaners and disinfectants.

Genomics Services – Revenue in this category decreased 10% in fiscal 2024 compared to the prior fiscal year. The decrease in this category was attributed to customer attrition in the poultry and porcine markets associated with a strategic shift in the business to focus primarily on large production animals.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets, was $102.4 million in fiscal 2024, a decrease of 5% over prior fiscal year revenue of $107.4 million. The decrease was primarily driven by customer attrition in the poultry market and a decrease in revenue in domestic porcine genomics testing, partially offset by strength in genomics testing in the U.K. and Australia, and new business gained with our Neogen Analytics software as a service.

International Revenue

Neogen’s international revenues were $459.0 million in fiscal year 2024, compared to $398.4 million in fiscal 2023, an increase of 15%. The increase was primarily due to $63.8 million of international revenue from 3M FSD during the first quarter of fiscal 2024. Excluding the first quarter of revenue from the FSD transaction, which did not occur in the prior year comparable period, international revenue slightly decreased, primarily driven by the adverse impact of currency.

GROSS MARGIN

Gross margin, expressed as a percentage of revenue, was 50.2% during fiscal year 2024 compared to 49.4% during the prior fiscal year. The margin expansion was primarily due to a full year of higher-margin FSD sales in our Food Safety segment, which generated gross margin higher than the legacy company average gross margin. The increase was partially offset by a lower gross margin, expressed as a percentage of revenue, in our Animal Safety segment. The decline was primarily driven by our domestic genomics lab, where fixed costs were unable to decrease at the same proportion as the reduction in revenue due to customer attrition.

Within each reporting segment, increased raw material costs continue to pressure gross margins in certain product lines. However, while inflation continues to impact the business, the rate of raw material price and freight cost increases have significantly declined throughout both the current and prior year comparative periods. Pricing actions taken during these periods also mitigated the impact of cost increases.

OPERATING EXPENSES

	Year Ended May 31,
(in thousands)	2024	2023	Increase / (Decrease)	% Change
Food Safety	$136,837	$98,926	$37,911	38%
Animal Safety	46,035	42,296	3,739	9%
Total Sales and Marketing	$182,872	$141,222	$41,650	29%

Food Safety	116,573	108,821	7,752	7%
Animal Safety	20,213	26,127	(5,914)	(23)%
Corporate and eliminations	63,103	66,231	(3,128)	(5)%
Total General and Administrative	$199,889	$201,179	$(1,290)	(1)%

Food Safety	17,851	20,981	(3,130)	(15)%
Animal Safety	4,625	5,058	(433)	(9)%
Total Research and Development	$22,476	$26,039	$(3,563)	(14)%
Total Operating Expense	$405,237	$368,440	$36,797	10%

Operating expenses were $405.2 million during fiscal year 2024, compared to $368.4 million during the prior fiscal year. The increase during the year was primarily the result of costs added to accommodate the increased size and complexity of the Company following the FSD transaction, which was included for only nine months in the prior year comparable period.

Sales and Marketing:

Sales and marketing expenses were $182.9 million during fiscal year 2024, compared to $141.2 million during the prior fiscal year. For the Food Safety segment, the increase was primarily driven by incremental costs resulting from the FSD transaction, including compensation and related expenses for the acquired sales and marketing teams and higher costs related to inefficiencies as we took over distribution from 3M. For the Animal Safety segment, the increase was primarily driven by employee costs resulting from headcount increases.

General and Administrative:

General and administrative expenses were $199.9 million during fiscal year 2024, compared to $201.2 million during the prior fiscal year. For the Food Safety segment, an increase in these expenses was primarily the result of incremental intangible asset amortization and additional personnel hired to accommodate the increased size and complexity of the organization. These increases were partially offset by lower transaction fees and integration expenses compared to the prior year comparable period. For the Animal Safety segment, the decrease was driven by lower impairment expenses associated with discontinued product lines.

Research and Development:

Research and development expense was $22.5 million in fiscal year 2024, compared to $26.0 million during the prior fiscal year. The decrease during the year was primarily the result of lower contracted services and employee costs in the Food Safety segment, as we continue to integrate the 3M FSD business and realize synergies in certain areas.

OTHER (EXPENSE) INCOME

The net interest expense recorded during fiscal year 2024 was the result of debt incurred to fund the FSD transaction. In the first quarter of fiscal 2023, the Company had no debt outstanding. Interest income relates to earnings on our marketable securities and money market account portfolio. Higher balances in money market portfolios with higher yields drove the increase in interest income during fiscal year 2024. Other expense resulting from foreign currency transactions was the result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

PROVISION FOR INCOME TAXES

Income tax benefit during fiscal year 2024 was $4.9 million, compared to income tax expense of $0.8 million in the prior fiscal year. The net tax benefit in the current fiscal year was primarily related to pre-tax losses due to amortization expense and interest expense resulting from the FSD transaction. In the prior fiscal year, pre-tax loss due to the FSD transaction was offset primarily by nondeductible transaction costs.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of May 31, 2024 and May 31, 2023 are $2.7 million and $1.1 million, respectively. Increases in unrecognized tax benefits are primarily associated with transfer pricing, IRC Section 861 expense apportionment, and research and development credits.

NON-GAAP FINANCIAL MEASURES

This report includes certain financial information for the Company that differs from what is reported in accordance with U.S. GAAP. These non-GAAP financial measures consist of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. These non-GAAP financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of the Company, and because these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in industries the Company operates in.

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

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted for share-based compensation and certain transaction fees and expenses. We present Adjusted EBITDA because it provides an understanding of underlying business performance by excluding the following:

•
Share-based compensation
•
FX translation (gain)/loss on loan revaluation and other revaluation
•
Certain transaction fees and integration costs
•
Restructuring
•
Contingent consideration adjustments
•
ERP Expense
•
Other income and expense items

Adjusted EBITDA margin

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of total revenues. We present Adjusted EBITDA margin as a performance measure to analyze the level of Adjusted EBITDA generated from total revenue.

These non-GAAP financial measures are presented for informational purposes only. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not recognized terms under GAAP and should not be considered in isolation or as a substitute for, or superior to, net (loss) income, operating income, cash flow from operating activities or other measures of financial performance. This information does not purport to represent the results Neogen would have achieved had any of the transactions for which an adjustment is made occurred at the beginning of the periods presented or as of the dates indicated. This information is inherently subject to risks and uncertainties. It may not give an accurate or complete picture of Neogen’s financial condition or results of operations for the periods presented and should not be relied upon when making an investment decision.

The use of the terms EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin may not be comparable to similarly titled measures used by other companies or persons due to potential differences in the method of calculation.

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

Reconciliation between net (loss) income and EBITDA and Adjusted EBITDA is as follows:

	Year Ended May 31,
(in thousands)	2024	2023	2022
Net (Loss) Income	$(9,421)	$(22,870)	$48,307
Net (loss) income margin %	(1.0)%	(2.8)%	9.2%
Income tax (benefit) expense	(4,884)	828	11,900
Depreciation and amortization	116,717	88,377	23,694
Interest expense (income), net	67,032	52,795	(1,267)
EBITDA	169,444	119,130	82,634
Share-based compensation	13,768	10,177	7,154
FX transaction loss on loan revaluation (1)	2,082	5,226	—
Certain transaction fees and integration costs (2)	15,521	59,812	25,581
Restructuring (3)	3,513	475	—
Contingent consideration adjustments	300	(300)	—
ERP Expense (4)	7,467	—	—
Discontinued product line expense (5)	994	5,639	—
(Recovery) loss on sale of minority interest	(103)	1,516	—
Loss on investment	—	500	—
Inventory step-up charge	—	3,245	—
Other	178	—	—
Adjusted EBITDA	$213,164	$205,420	$115,369
Adjusted EBITDA margin %	23.1%	25.0%	21.9%

(1) Net foreign currency transaction loss associated with the revaluation of non-functional currency intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.

(2) Includes costs associated with the 3M transaction, including various transition agreements.

(3) Includes costs associated with consolidation of U.S. genomics labs.

(4) Expenses related to ERP implementation.

(5) Expenses associated with intangible asset impairments and inventory scrap amounts related to certain discontinued product lines.

Adjusted EBITDA increased $7.7 million in fiscal year 2024 compared to fiscal year 2023, primarily due to earnings generated from the 3M FSD business, which combined with Neogen on September 1, 2022. Expressed as a percentage of revenue, adjusted EBITDA was 23.1% in fiscal year 2024 compared to 25.0% in fiscal year 2023. The lower Adjusted EBITDA margin was driven primarily by higher operating expenses compared to the prior-year periods, reflecting additions to accommodate the integration of the 3M FSD.

FUTURE OPERATING RESULTS

Neogen Corporation’s future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below as well as those discussed elsewhere in this report. Management’s ability to grow the business and its profitability in the future depends upon our ability to successfully implement various strategies, including:

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
•
developing and implementing new technology development strategies; and
•
identifying and completing acquisitions that enhance existing product categories or creating new products or services, and successfully integrating completed acquisitions, including the FSD transaction.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our Credit Facilities. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

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

As of May 31, 2024, we had cash and cash equivalents and marketable securities of $170.9 million, and borrowings available under our revolving line of credit of $150.0 million.

Cash Flows

	Year Ended May 31,
	2024	2023	Increase / (Decrease)
Net Cash provided by Operating Activities	35,264	41,028	(5,764)
Net Cash (used for) provided by Investing Activities	(29,309)	201,039	(230,348)
Net Cash provided by (used for) Financing Activities	1,918	(118,081)	119,999

Comparing fiscal year 2024 to fiscal 2023, the lower inflow in cash from operating activities was primarily the result of working capital items, specifically a large outflow for inventory during fiscal year 2024 as we exited distribution agreements with 3M. This resulted in large purchases of inventory, as we are now stocking 3M FSD products.

In fiscal year 2024, the outflow in cash for investing activities was primarily the result of purchases of property, equipment and non-current intangible assets of $111.4 million. This was partially offset by the sale of marketable securities of $82.0 million. In fiscal year 2023, there were purchases of property, equipment and non-current intangible assets of $65.8 million and the maturity of marketable securities of $266.8 million, resulting in an inflow from investing activities.

Comparing fiscal year 2024 to fiscal 2023, the net inflow in cash from financing activities was primarily the result of the Company paying down $100 million of the $1 billion in debt incurred in connection with the FSD transaction in fiscal year 2023.

Net accounts receivable balances were $173.0 million as of May 31, 2024 compared to $153.3 million as of May 31, 2023. Days’ sales outstanding, a measurement of the time it takes to collect receivables, for the business was 61 days as of May 31, 2024, compared to 57 days for the legacy business as of May 31, 2023.

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

Net inventory was $189.3 million as of May 31, 2024, an increase of $55.5 million, compared to $133.8 million as of May 31, 2023. The higher inventory levels are primarily the result of the Company now stocking 3M FSD products.

Contractual Obligations As of May 31, 2024, we have the following contractual obligations due by period:

		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Debt	$902,350	$2,350	$34,063	$515,937	$350,000
Interest obligations	302,941	72,233	133,321	63,091	34,296
Operating Leases	18,022	5,263	8,238	3,515	1,006
Purchase Obligations (1)	112,641	110,341	2,300	—	—
	$1,335,954	$190,187	$177,922	$582,543	$385,302

(1)
Purchase obligations are primarily purchase orders for future inventory and capital equipment purchases.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2025 is $85 million. This includes approximately $55 million in capital expenditures related to the integration of the acquired 3M FSD products, the most significant portion of which is related to the construction of and equipment for our new manufacturing facility in Lansing, Michigan

CRITICAL ACCOUNTING ESTIMATES

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

Goodwill

We record goodwill when the purchase price of acquired businesses exceeds the value of their identifiable net tangible and intangible assets acquired. We review our goodwill for impairment annually during the fourth quarter of our fiscal year. In addition, we review goodwill for impairment whenever adverse events or changes in circumstances indicate a possible impairment. We may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment and conclusion of these qualitative factors indicates that it is more likely than not that the fair value of the reporting unit is more than its carrying value, then no further testing is required. Otherwise, the reporting unit is quantitatively tested for impairment.

Our business is organized into two reporting units: Food Safety and Animal Safety. The determination of our reporting units and impairment indicators also require us to make significant judgments.

In performing goodwill impairment testing, we utilize a third-party valuation specialist to assist management in determining the fair value of our reporting units. Fair value of the reporting unit is estimated based on a combination of an income-based approach consisting of a discounted cash flows analysis and the use of a market-based approach consisting of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. The discounted cash flows approach is based on the reporting unit’s forecasted future cash flows, including forecasted revenue growth rates and gross margin assumptions, that are discounted to present value using the reporting unit’s weighted average cost of capital (WACC) as the discount rate. For the market-based approach, management uses the guideline public company method. The guideline public company method analyzes market multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. Valuation multiples are calculated utilizing actual transaction prices and revenue/EBITDA data from target companies deemed similar to the reporting unit. Management typically assigns more weight to the income-based valuation method. Management also evaluates the fair value estimates of the reporting units in the context of the Company’s total enterprise market value.

Based on the estimated fair value developed from the income and market-based methods, we determine the estimated fair value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no analysis is required. However, if the estimated fair value of the reporting unit is less than its carrying value, the impairment loss is calculated as the difference between the carrying value of the reporting unit and the estimated fair value, limited to the amount of the goodwill assigned to the reporting unit.

We develop our estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. Although we believe the estimates and assumptions used in the impairment assessment are reasonable and appropriate, it is possible that the assumptions and conclusions regarding the impairment of goodwill of the reporting unit could change in future periods. There can be no assurance the estimates and assumptions, in particular our long-term financial projections, that are based on information that are known or knowable by us at the time of our goodwill impairment assessment will prove to be accurate predictions of the future, if, for example, (i) the reporting unit does not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including a change in the discount rate), (iii) business conditions or strategies change from current assumptions, including loss of major customers or channels, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.

We conducted the impairment analysis in the fourth quarter of fiscal year 2024 and concluded that the fair value of our reporting units exceeded their respective carrying values, resulting in no impairment in fiscal year 2024.

Certain assumptions used by us in our impairment assessment for the food safety reporting unit are sensitive in nature. For example, an adverse 50 basis point change in the revenue growth rate or discount rate would result in an estimated fair value of the reporting unit that no longer exceeds the carrying value. As a result, a goodwill impairment charge would be recorded.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have interest rate and foreign exchange rate risk exposure. Our primary interest rate risk is due to potential fluctuations of interest rates for our variable rate borrowings.

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

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on the remeasurement of foreign currency denominated receivables and payables.

Interest Rate Risk. The Company utilizes an interest rate swap contract to create fixed interest payments on portions of its variable rate debt instrument in order to manage exposure to fluctuations in interest rates. As of May 31, 2024 and when including our interest rate swap, approximately 33.3% of our total debt was at variable interest rates.

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	May 31, 2024	Impact
(dollars in thousands)
Foreign Currency — Revenue	10% depreciation in exchange rates relative to USD	$(45,898)	Revenue
Foreign Currency — Hedges	10% depreciation in exchange rates relative to USD	5,076	Earnings
Interest Income	75 basis point decrease in interest rates	(728)	Earnings
Interest Expense	75 basis point increase in interest rates	(2,250)	Earnings

These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In fiscal year 2024, international revenues accounted for 49.7% of our consolidated net revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—NONE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of May 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2024, because of the material weaknesses described below.

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

Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of May 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the Company’s internal control over financial reporting identified the following material weakness that existed as of May 31, 2023. As of May 31, 2024, management believes our remediation efforts have been effective with respect to this material weakness and that the associated control is now effective as of May 31, 2024:

•
A material weakness in internal control related to ineffective operation of management review controls related to the accounting, valuation and purchase price allocation of the Company’s acquisitions and associated goodwill. Specifically, we did not maintain adequate documentation supporting the precision of the operating effectiveness of certain associated management review controls.

Management’s assessment of the Company’s internal control over financial reporting identified the following material weaknesses that existed as of May 31, 2024. These material weaknesses also existed as of May 31, 2023.

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of May 31, 2024.

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

The Company’s independent registered public accounting firm, BDO USA, P.C., which has audited and reported on our consolidated financial statements, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024, which is included in this annual report below.

Plan of Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to these material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and related remediation efforts described above, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Neogen Corporation’s (the “Company’s”) internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2024, and the related notes (collectively referred to as “the financial statements”) and our report dated July 30, 2024 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified regarding management’s failure to design and maintain controls (i) over information technology general controls in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting processes and (ii) period-end invoice accrual controls as described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated July 30, 2024 on those financial statements.

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

/s/ BDO USA, P.C.

Grand Rapids, Michigan

July 30, 2024

ITEM 9B. OTHER INFORMATION

During the quarterly period ended May 31, 2024, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS—NOT APPLICABLE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company, certain corporate governance matters and information about our executive officers appearing under the captions “Proposal 1 — Election of Directors,” “Information About the Board and Corporate Governance Matters,” “Information about our Executive Officers,” and “Additional Information-Delinquent Section 16(a) Reports” is incorporated by reference to Neogen’s 2024 proxy statement to be filed within 120 days of May 31, 2024.

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

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by our directors, officers, employees, and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to us. A copy of this policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, "Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio”, “Pay Versus Performance,” and “Compensation of Directors” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the section entitled “Information about the Board and Corporate Governance Matters-Independent Directors,” “Board Committees” and “Certain Relationships and Related Party Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section entitled “Proposal 3 — Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) and (c). The response to this portion of ITEM 15 is submitted as a separate section of this report starting on page F-1.

(a) (3) and (b). The Exhibits, listed in the Exhibit Index below, are incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY — NONE

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2024

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3	Article of Incorporation and Bylaws
3.1	Restated Articles of Incorporation filed February 14, 2000, as amended on November 23, 2011 (incorporated by reference to Exhibit 3.1 to the Quarterly Report filed December 30, 2011).
3.2	Certificate of Amendment to Articles of Incorporation filed on October 11, 2010 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed July 30, 2020).
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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 31, 2023).

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Senior Notes Indenture for 8.625% Senior Notes due 2030, dated as of July 20, 2022, among Neogen Food Safety Corporation, as issuer, the guarantors party thereto from time to time, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-263667), filed July 27, 2022).

4.2

Supplemental Indenture, dated as of September 1, 2022, among Neogen Food Safety Corporation, as issuer, U.S. Bank Trust Company, National Association, as trustee, Neogen Corporation and certain of its subsidiaries (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 1, 2022).

4.3	Description of the Common Stock of Neogen Corporation.

10	Material Contracts
10.1

Agreement and Plan of Merger, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation, Neogen Corporation, and Nova RMT Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed December 15, 2021). *

10.2

Separation and Distribution Agreement, dated as of December 13, 2021, by and among 3M Company, Garden SpinCo Corporation, and Neogen Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed December 15, 2021). *

10.3

Amendment No. 1 to the Separation and Distribution Agreement, dated as of August 31, 2022, by and among 3M Company, Garden SpinCo Corporation, and Neogen Corporation (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed September 1, 2022). *

EXHIBIT NO.	DESCRIPTION
10.4

Asset Purchase Agreement, dated as of December 13, 2021, by and between 3M Company and Neogen Corporation (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed December 15, 2021). *

10.5

Tax Matters Agreement, dated as of September 1, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

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

10.10

Transition Contract Manufacturing Agreement, dated as of September 1, 2022, by and among 3M Company, Neogen Food Safety Corporation and Neogen Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.11

Clean-Trace(TM) Distribution Agreement, dated as of September 1, 2022, by and between 3M Company and Neogen Food Safety Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.12

Real Estate License Agreement, dated as of September 1, 2022, by and among certain subsidiaries of Neogen Corporation, 3M Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Neogen Corporation on September 1, 2022).

10.13

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

10.14	Neogen Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed August 28, 2018). (1)
10.15	Neogen Corporation 2023 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed September 18, 2023). (1)
10.16	Form of Management Stock Option Award Agreement. (1)
10.17	Form of Management Restricted Share Unit Award Agreement. (1)
10.18	Form of Severance Letter Agreement entered into with executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2023). (1)
10.19	Option Agreement between Neogen Corporation and David H. Naemura, dated October 26, 2023. (1)

19	Neogen Corporation Insider Trading Policy
21	Listing of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm BDO USA, P.C.

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy

EXHIBIT NO.	DESCRIPTION
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Exhibits, schedules, and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.

(1) Denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGEN CORPORATION

/s/ John E. Adent	/s/ David H. Naemura	/s/ John P. Moylan
John E. Adent, President & Chief	David H. Naemura,	John P. Moylan,
Executive Officer	Chief Financial Officer	Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)

Dated: July 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

President & Chief Executive Officer
	/s/ John E. Adent	(Principal Executive Officer)	July 30, 2024
John E. Adent

Chief Financial Officer
	/s/ David H. Naemura	(Principal Financial Officer)	July 30, 2024
David H. Naemura

	/s/ John P. Moylan	Chief Accounting Officer
	John P. Moylan	(Principal Accounting Officer)	July 30, 2024

	*	Chairman of the Board of Directors	July 30, 2024
James C. Borel

	*	Director	July 30, 2024
William T. Boehm, Ph.D.

	*	Director	July 30, 2024
Jeffrey D. Capello

	*	Director	July 30, 2024
Ronald D. Green, Ph.D.

	*	Director	July 30, 2024
Aashima Gupta

	*	Director	July 30, 2024
Raphael A. Rodriguez

	*	Director	July 30, 2024
James P. Tobin

	*	Director	July 30, 2024
Catherine E. Woteki, Ph.D.

*By:	/s/ John E. Adent
	John E. Adent, Attorney-in-fact		July 30, 2024

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(a)(2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2024

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

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 30, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Food Safety Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $2.135 billion at May 31, 2024, of which $2.054 billion is allocated to the Company’s Food Safety reporting unit and $0.081 billion to the Animal Safety reporting unit. Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill is tested for impairment annually in the fourth quarter of the Company’s fiscal year. The Company estimates the fair value of its reporting units using a combination of discounted cash flows and market-based approaches. As disclosed by management, the discounted cash flows approach is based on the reporting unit’s forecasted cash flows, including forecasted revenue growth rates and gross margins assumptions, that are discounted to present value using the reporting unit’s weighted average cost of capital (“WACC”) as the discount rate. The Company recognized no impairment during the year ended May 31, 2024.

We identified the Goodwill Impairment Assessment related to the Food Safety reporting unit as a critical audit matter. Specifically, the determination of fair value of goodwill requires management to make assumptions used in the discounted cash flows approach including the assumptions of forecasted revenue growth rates, gross margins, and the discount rate. Auditing management’s assumptions used in calculation of the fair value of goodwill involved especially challenging and subjective auditor judgment, including the extent of specialized knowledge or skill needed.

The primary procedures we performed to address this critical audit matter included:

• Evaluating the reasonableness of the forecasted revenue growth rates used by management by: (i) obtaining an understanding of the estimation process and data used by management, (ii) comparing the forecasted revenue growth rates to historical operating performance and (iii) evaluating the forecasted revenue growth rates for consistency with external peer company financial data and other industry information.

• Evaluating the reasonableness of the gross margins by comparing to historical operating performance.

• Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the discount rate.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2014.

Grand Rapids, Michigan

July 30, 2024

Neogen Corporation

Consolidated Balance Sheets

(in thousands, except shares)

See accompanying notes to consolidated financial statements.

	May 31
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$170,611	$163,240
Marketable securities, amortized cost of $325 and $83,549	325	82,329
Accounts receivable, net	173,005	153,253
Inventory, net	189,267	133,812
Prepaid expenses and other current assets	56,025	53,297
Total Current Assets	589,233	585,931
Property and Equipment
Land and improvements	10,497	10,209
Building and improvements	108,298	96,794
Machinery and equipment	176,369	152,547
Furniture and fixtures	8,260	7,080
Construction in progress	113,968	52,237
	417,392	318,867
Less accumulated depreciation	(140,288)	(120,118)
Property and Equipment, net	277,104	198,749
Other Assets
Right of use assets (note 4)	14,785	11,933
Goodwill (note 5)	2,135,632	2,137,496
Other non-amortizable intangible assets (note 5)	—	14,316
Amortizable intangible assets, net (note 5)	1,511,653	1,590,787
Other non-current assets	20,426	15,220
Total Other Assets	3,682,496	3,769,752
Total Assets	$4,548,833	$4,554,432

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,447	$—
Accounts payable	83,061	76,669
Accrued compensation	19,949	25,153
Income tax payable (note 9)	10,449	6,951
Accrued interest	10,985	11,149
Deferred revenue	4,632	4,616
Other current liabilities	22,800	20,934
Total Current Liabilities	154,323	145,472
Deferred Income Tax Liability (note 9)	326,718	353,427
Non-Current Debt (note 7)	888,391	885,439
Other Non-Current Liabilities	35,259	35,877
Total Liabilities	1,404,691	1,420,215
Commitments and Contingencies (note 10)
Stockholders’ Equity
Preferred stock, $1.00 par value — shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 315,000,000; 216,614,407 and 216,245,501 shares issued and outstanding at May 31, 2024 and 2023, respectively	34,658	34,599
Additional paid-in capital	2,583,885	2,567,828
Accumulated other comprehensive loss	(30,021)	(33,251)
Retained earnings	555,620	565,041
Total Stockholders’ Equity	3,144,142	3,134,217
Total Liabilities and Stockholders’ Equity	$4,548,833	$4,554,432

Neogen Corporation

Consolidated Statements of Operations

(in thousands, except shares)

	Year Ended May 31,
	2024	2023	2022
Revenues
Product revenues	$821,821	$715,076	$424,664
Service revenues	102,401	107,371	102,495
Total Revenues	924,222	822,447	527,159
Cost of Revenues
Cost of product revenues	401,079	354,707	228,017
Cost of service revenues	59,243	61,785	56,129
Cost of Revenues	460,322	416,492	284,146
Gross Profit	463,900	405,955	243,013
Operating Expenses
Sales and marketing	182,872	141,222	84,604
General and administrative	199,889	201,179	82,742
Research and development	22,476	26,039	17,049
Total Operating Expenses	405,237	368,440	184,395
Operating Income	58,663	37,515	58,618
Other (Expense) Income
Interest income	6,362	3,166	1,339
Interest expense	(73,394)	(55,961)	(72)
Other, net	(5,936)	(6,762)	322
Total Other (Expense) Income	(72,968)	(59,557)	1,589
(Loss) Income Before Taxes	(14,305)	(22,042)	60,207
Income Tax (Benefit) Expense	(4,884)	828	11,900
Net (Loss) Income	$(9,421)	$(22,870)	$48,307
Net (Loss) Income Per Share
Basic	$(0.04)	$(0.12)	$0.45
Diluted	$(0.04)	$(0.12)	$0.45
Weighted Average Shares Outstanding
Basic	216,481,878	188,880,836	107,684,000
Diluted	216,481,878	188,880,836	108,020,000

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended May 31,
	2024	2023	2022
Net (Loss) Income	$(9,421)	$(22,870)	$48,307
Other comprehensive income (loss):
Foreign currency translations	(1,599)	(4,796)	(13,955)
Unrealized gain (loss) on marketable securities, net of tax of $293, $389, and ($728)	927	1,353	(2,439)
Unrealized gain (loss) on derivative instruments, net of tax of $1,232 and ($644)	3,902	(2,039)	—
Other comprehensive income (loss), net of tax:	3,230	(5,482)	(16,394)
Total comprehensive (loss) income	$(6,191)	$(28,352)	$31,913

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comp.	Retained	Total
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance, June 1, 2021	107,468,304	$17,195	$294,953	$(11,375)	$539,604	$840,377
Exercise of options, RSUs and share-based compensation expense	289,334	46	13,162	—	—	13,208
Issuance of shares under employee stock purchase plan	43,456	7	1,869	—	—	1,876
Net income	—	—	—	—	48,307	48,307
Other comprehensive loss	—	—	—	(16,394)	—	(16,394)
Balance, May 31, 2022	107,801,094	$17,248	$309,984	$(27,769)	$587,911	$887,374
Exercise of options, RSUs and share-based compensation expense	79,857	13	10,483	—	—	10,496
Issuance of shares under employee stock purchase plan	94,604	15	1,843	—	—	1,858
Issuance of shares for 3M transaction	108,269,946	17,323	2,245,518			2,262,841
Net loss	—	—	—	—	(22,870)	(22,870)
Other comprehensive loss	—	—	—	(5,482)	—	(5,482)
Balance, May 31, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	565,041	$3,134,217
Exercise of options, RSUs and share-based compensation expense	234,096	37	13,817	—	—	13,854
Issuance of shares under employee stock purchase plan	134,810	22	2,240	—	—	2,262
Net loss	—	—	—	—	(9,421)	(9,421)
Other comprehensive income	—	—	—	3,230	—	3,230
Balance, May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended May 31,
	2024	2023	2022
Cash Flows provided by Operating Activities
Net (loss) income	$(9,421)	$(22,870)	$48,307
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	116,717	88,377	23,694
Impairment of discontinued product lines	556	3,109	—
(Gain) loss on sale of minority interest	(103)	2,016	—
Deferred income taxes	(27,423)	(19,230)	(4,695)
Share-based compensation	13,768	10,177	7,154
Loss (gain) on disposal of property and equipment	1,073	(486)	—
Amortization of debt issuance costs	3,441	2,720	—
Right of use asset amortization	4,510	2,097	438
Other	4,829	(685)	(2,439)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(20,101)	(53,879)	(7,798)
Inventories	(55,949)	9,955	(21,072)
Prepaid expenses and other assets	11,113	(3,121)	(4,054)
Accounts payable, accruals and changes	13,751	18,642	20,238
Interest expense accrual	(164)	4,052	—
Changes in other non-current assets and non-current liabilities	(21,333)	154	8,265
Net Cash provided by Operating Activities	35,264	41,028	68,038
Cash Flows (used for) provided by Investing Activities
Purchase of property, equipment and other non-current intangible assets	(111,421)	(65,757)	(24,429)
Proceeds from the maturities of marketable securities	82,004	266,772	381,839
Purchase of marketable securities	—	(12,523)	(415,894)
Business acquisitions, net of cash acquired	—	11,721	(38,745)
Proceeds from the sale of property and equipment and other	108	826	—
Net Cash (used for) provided by Investing Activities	(29,309)	201,039	(97,229)
Cash Flows provided by (used for) Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	2,456	1,195	7,933
Repayment of debt	—	(100,000)	—
Payment of contingent consideration	—	—	(1,120)
Debt issuance costs paid and other	(538)	(19,276)	—
Net Cash provided by (used for) Financing Activities	1,918	(118,081)	6,813
Effects of Foreign Exchange Rate on Cash	(502)	(5,219)	(8,751)
Net Increase (Decrease) in Cash and Cash Equivalents	7,371	118,767	(31,129)
Cash and Cash Equivalents, Beginning of Year	163,240	44,473	75,602
Cash and Cash Equivalents, End of Year	$170,611	$163,240	$44,473
Supplementary Cash Flow Information
Cash paid for interest	$73,168	$42,616	$72
Income taxes paid, net of refunds	$22,303	$15,473	$17,242

See accompanying notes to consolidated financial statements.

NEOGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

1.
Summary of Significant Accounting Policies

Organization

Neogen Corporation and subsidiaries ("Neogen," "we," "our," or the "Company") develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed. Our Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, cleaners, disinfectants, insect control products and genomics testing services for the worldwide animal safety market.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries, all of which are wholly-owned as of May 31, 2024.

All intercompany accounts and transactions have been eliminated in consolidation.

Share and per share amounts reflect the June 4, 2021 2-for-1 stock split as if it took place at the beginning of the periods presented.

Functional Currency

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive (loss) income. As of May 31, 2024 and 2023, the amounts recorded within accumulated other comprehensive loss were foreign currency translation adjustment losses of $31,885 and $30,285, respectively. Gains or losses from foreign currency transactions are included in other (expense) income on our consolidated statements of operations. During fiscal year 2024, 2023 and 2022, the Company incurred $5,184, $5,322 and $40 of foreign currency losses.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and in foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy. Cash held by foreign subsidiaries was $68,276 and $36,288 at May 31, 2024 and 2023, respectively.

Marketable Securities

The Company has marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds rated at least A-1/P-1 (short-term) and A/A2 (long-term) with original maturities between 91 days and two years. These securities are classified as available for sale. Changes in fair value are monitored and recorded on a monthly basis and are recorded in other comprehensive (loss) income. In the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. If fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. As of May 31, 2024 and 2023, there were no recorded allowance for credit losses related to the marketable securities. This evaluation included a review of the credit quality of the issuers, the financial health of the underlying securities, and the economic environment. The unrealized losses on our marketable securities are primarily related to market fluctuations in the interest rates. As of May 31, 2023, the expected duration of all unrealized losses was less than 12 months. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. Short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other (expense) income on the consolidated statements of operations.

Marketable Securities as of May 31, 2024 and 2023 are listed below by classification and remaining maturities.

		Year Ended May 31,
	Maturity	2024	2023
Commercial Paper & Corporate Bonds	0 - 90 days	$325	$22,552
	91 -180 days	—	35,692
	181 days -1 year	—	23,768
	1 - 2 years	—	317
Total Marketable Securities		$325	$82,329

The components of marketable securities as of May 31, 2024 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$325	$—	$—	$325

The components of marketable securities as of May 31, 2023 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$83,549	$—	$(1,220)	$82,329

Derivative Financial Instruments

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with a major financial institution and has also entered into interest rate swap contracts as a hedge against increases in interest rates. Management settles its foreign currency forward contracts monthly with its one counterparty. There are no collateral or margin requirements as part of these forward contracts. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. For the Company's interest rate swap derivative, the Company designated it as a cash flow hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive (loss) income, and amounts are reclassified into interest expense on the consolidated statements of operations when transactions are realized. Derivatives that are not designated as hedges are adjusted to fair value with a corresponding adjustment to other (expense) income. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect amounts reflected in the consolidated financial statements. Considerable judgment is often involved in making such estimates, and the use of different assumptions could result in different conclusions. The most significant estimates include our evaluation of goodwill impairment, deferred taxes, intangible assets acquired, and fair value measurements. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. As of May 31, 2024, 2023 and 2022, accounts receivable, net was $173,005, $153,253 and $99,674, respectively, on the consolidated balance sheets. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for credit losses. The provision is recorded within operating expenses on the consolidated statements of operations. No customer accounted for more than 10% of accounts receivable as of May 31, 2024 or 2023, respectively. The activity in the allowance for credit losses was as follows:

	Year Ended May 31,
	2024	2023	2022
Beginning Balance	$2,827	$1,650	$1,400
Provision	1,720	1,460	332
Recoveries	(191)	46	98
Write-offs	(216)	(329)	(180)
Ending Balance	$4,140	$2,827	$1,650

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out method. The components of inventories were as follows:

	Year Ended May 31,
	2024	2023
Raw Materials	$78,799	$66,617
Work-in-process	10,990	5,366
Finished goods	111,839	68,099
Inventory reserve	(12,361)	(6,270)
Inventory, net	$189,267	$133,812

The Company’s inventories are analyzed for slow moving, expired and obsolete items on a quarterly basis and the inventory reserve is adjusted as required within cost of revenues.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense as incurred. Depreciation is provided on the straight line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements, and three to 10 years for furniture, fixtures, computers and machinery and equipment. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Depreciation expense was $21,771, $17,292 and $14,094 in fiscal years 2024, 2023, and 2022, respectively.

During the quarter ended May 31, 2024, the Company reclassified $13,684 of capitalized cloud computing software costs from property and equipment. $13,140 of this total was reclassified to prepaid expenses and other current assets, with the remaining $544 recognized as incremental amortization within general and administrative expense in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. The Company's business is organized into two operating segments: Food Safety and Animal Safety. Under the goodwill guidance, management determined that each of its segments represents a reporting unit. Other intangible assets include customer relationships, trademarks, licenses, trade names, developed technology, covenants not-to-compete and patents. Customer relationships intangibles are amortized on either an accelerated or straight line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight line basis. Intangibles are amortized over 2 to 25 years.

Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter of our fiscal year. During management's annual test or when there are indicators of impairment, if the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis and comparison to comparable EBITDA multiples of peer companies, such assets are reduced to their estimated fair value and a charge is recorded to operations.

Amortizable other intangible assets are tested for impairment when indications of impairment exist. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis, such assets are reduced to their estimated fair value and a charge is recorded to operations.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset are less than the carrying value of the asset. In such an event, fair value is determined using undiscounted cash flows, and if lower than the carrying value, impairment is recognized through a charge to operations.

Equity Compensation Plans

At May 31, 2024, the Company had stock award plans which are described more fully in Note 8 to the consolidated financial statements.

We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost as compensation expense on a straight line basis over the requisite service period and reverse compensation expense due to forfeitures as they occur. Our stock-based compensation expense is reflected in general and administrative expense in our consolidated statements of operations.

Research and Development Costs

Research and development costs, which consist primarily of compensation costs, administrative expenses and new product development, among other items, are expensed as incurred.

Advertising Costs

Advertising costs are expensed within sales and marketing as incurred and totaled $3,301, $2,548 and $2,018 in fiscal years 2024, 2023 and 2022, respectively.

Leases

The Company recognizes, in the consolidated balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use assets and lease liabilities. Right-of-use assets are recorded in other assets on our consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on our consolidated balance sheets.

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

Neogen’s revenue is generated through contracts with its customers. A performance obligation is a promise in a contract to transfer a product or service to a customer. We generally recognize revenue at a point in time when all of our performance obligations under the terms of a contract are satisfied. Revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. The collectability of consideration on the contract is reasonably assured before revenue is recognized. To the extent that customer payment has been received before all recognition criteria are met, these revenues are initially deferred in current liabilities on the consolidated balance sheets and the revenue is recognized in the period that all recognition criteria have been met.

Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method, for incentives that are offered to individual customers, and the expected-value method, for programs that are offered to a broad group of customers. Variable consideration reduces the amount of revenue that is recognized. Rebate obligations related to customer incentive programs are recorded in other current liabilities on the consolidated balance sheets. The rebate estimates are adjusted at the end of each applicable measurement period based on information currently available.

The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense. These expenses totaled $25,290, $18,513, and $17,482 in fiscal years 2024, 2023 and 2022, respectively. Revenue is recognized net of any tax collected from customers. The taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. While these situations are infrequent, due to immateriality of the amount, warranty claims are recorded in the period incurred.

Business Combinations

The Company utilizes the acquisition method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in the Company's results of operations beginning on the respective acquisition dates and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Valuation specialists are used to develop and evaluate the appropriateness of the fair value estimates, often utilizing cash flow projections and other related valuation techniques. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Loss Contingencies

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

2. Revenue Recognition

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

Revenues for Neogen’s products are recognized and invoiced when the product is shipped to the customer.

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

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are listed as Deferred revenue on the consolidated balance sheets. As of May 31, 2022, deferred revenue was $5,460 within the consolidated balance sheets. During fiscal year 2024 and 2023, the Company recorded additions of $13,267 and $11,046 to deferred revenue, respectively. During fiscal year 2024 and 2023, the Company recognized $13,251 and $11,890, respectively, of deferred revenue amounts into revenue. Changes in the balances relate primarily to sales of the Company's genomics services.

On September 1, 2022, Neogen closed on a Reverse Morris Trust transaction to combine with 3M’s Food Safety business. Similar to Neogen, 3M’s former Food Safety business sells diagnostic test kits, dehydrated culture media and related products used by food producers and processors to detect foodborne bacteria, allergens and levels of general sanitation. Revenues for these products are recognized and invoiced when the product is shipped to the customer. These products were manufactured, invoiced and distributed by 3M on behalf of, and as directed by, Neogen to its customers under a number of transition service contracts. The Company has completed the exit of distribution and back office-related service contracts and currently only has a contract manufacturing agreement in place with 3M for certain products.

The following table presents disaggregated revenue by major product and service categories for the years ended May 31, 2024, 2023 and 2022:

	Year Ended May 31,
	2024	2023	2022
Food Safety:
Natural Toxins & Allergens	$82,240	$82,567	$79,395
Bacterial & General Sanitation	171,217	134,934	47,282
Indicator Testing, Culture Media & Other	334,636	267,178	75,278
Rodent Control, Insect Control & Disinfectants	42,965	39,655	35,691
Genomics Services	24,283	22,463	22,333
	$655,341	$546,797	$259,979
Animal Safety:
Life Sciences	6,515	6,254	5,685
Veterinary Instruments & Disposables	65,848	63,843	63,938
Animal Care & Other	36,978	39,068	39,805
Rodent Control, Insect Control & Disinfectants	88,732	87,423	83,610
Genomics Services	70,808	79,062	74,142
	$268,881	$275,650	$267,180
Total Revenue	$924,222	$822,447	$527,159

3. Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding during each year. Diluted (loss) earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding. Our dilutive potential common shares outstanding during the years result from dilutive stock options and restricted stock units ("RSUs"). The following table presents the net (loss) income per share calculations:

	Year Ended May 31,
	2024	2023	2022
Numerator for basic and diluted net (loss) income per share — Net (Loss) Income	$(9,421)	$(22,870)	$48,307
Denominator for basic net (loss) income per share — Weighted average shares	216,481,878	188,880,836	107,684,000
Effect of dilutive stock options and restricted stock units	-	-	336,000
Denominator for diluted net (loss) income per share	216,481,878	188,880,836	108,020,000
Net (loss) income attributable per share
Basic	$(0.04)	$(0.12)	$0.45
Diluted	$(0.04)	$(0.12)	$0.45

Due to the net loss in fiscal 2024 and 2023, the stock options and RSUs are anti-dilutive. At May 31, 2024 and May 31, 2023, approximately 332,025 and 147,671 shares, respectively, were excluded from the calculation of diluted net (loss) income per share, because the inclusion of such securities in the calculation would have been anti-dilutive.

4. Leases

We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating and finance leases.

Supplemental balance sheet information related to operating and finance leases was as follows:

	Year Ended May 31,
	2024	2023
Rights of use - non-current assets	$14,785	$11,933
Lease liabilities - other current liabilities	$5,101	$3,277
Lease liabilities - non-current liabilities	$10,300	$8,812
Property and equipment	$2,423	—
Current portion of finance lease	$2,447	—

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year Ended May 31,
	2024	2023
Operating Leases
Weighted average remaining lease term	3.9 years	4.7 years
Weighted average discount rate	5.6%	4.7%

Financing Lease
Weighted average remaining lease term	0.3 years	—
Weighted average discount rate	6.1%	—

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of operations. The components of lease expense were as follows:

	Year ended May 31,
	2024	2023
Operating leases	$4,510	$2,097
Short term leases	625	460
Financing lease expense:
Amortization of asset	219	—
Interest on lease liability	12	—
Total lease expense	$5,366	$2,557

Supplemental cash flow information is as follows:

	Year Ended May 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,714	$2,139	$1,407
Operating cash flows for finance leases	$12	—	—
Financing cash flows for finance leases	$192	—	—
Non-cash assets obtained in exchange for lease obligations:
Operating leases	$5,562	$11,192	—
Finance leases	$2,642	—	—

Future lease payments as of May 31, 2024 are as follows:

	Operating	Finance
Years ending May 31,	Leases	Lease
2025	$5,263	$2,454
2026	4,788	—
2027	3,450	—
2028	2,282	—
2029	1,233	—
2030 and thereafter	1,006	—
Total lease payments	$18,022	$2,454
Less: imputed interest	(2,621)	(7)
Total lease liabilities	$15,401	$2,447

5. Goodwill and Other Intangible Assets

Goodwill

Management completed the annual impairment analysis of goodwill using a third-party quantitative and qualitative assessment as of the first day of the fourth quarter of fiscal year 2024. The Animal Safety reporting unit was tested by utilizing a qualitative assessment. The fair value of the Food Safety reporting unit was determined and compared to the carrying value. The inputs to the fair value are defined in the fair value hierarchy as Level 3 inputs. If the carrying value had exceeded the fair value, an impairment charge would have been recorded based on that difference. The annual impairment analysis resulted in no impairment for 2024 and 2023.

Under the quantitative approach, fair value of the reporting unit is estimated based on a combination of an income-based approach consisting of a discounted cash flows analysis and the use of a market-based approach consisting of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. Management develops its discounted cash flows analysis based on information available as of the date of our assessment, using assumptions such as forecasted revenue growth rates and gross margin assumptions that are discounted to present value. Management typically assigns more weight to the income-based valuation method. Management also evaluates the fair value estimates of the reporting units in the context of the Company’s total enterprise market value.

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
Balance, May 31, 2022	$67,558	$75,146	$142,704
Acquisitions	1,985,476	6,783	1,992,259
Foreign currency translation and other	3,127	(594)	2,533
Balance, May 31, 2023	$2,056,161	$81,335	$2,137,496
Acquisitions	250	—	250
Foreign currency translation and other	(2,206)	92	(2,114)
Balance, May 31, 2024	$2,054,205	$81,427	$2,135,632

Intangible Assets

Definite-lived intangible assets consisted of the following and are included in amortizable intangible assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$14,407	$7,214	$7,193
Covenants not to compete	487	425	62
Patents	7,692	3,770	3,922
Customer relationships intangibles	1,244,790	140,963	1,103,827
Trade names and trademarks	124,328	11,407	112,921
Developed technology	307,560	41,150	266,410
Other product and service-related intangibles	23,947	6,629	17,318
Balance, May 31, 2024	$1,723,211	$211,558	$1,511,653

Licenses	$16,010	$6,763	$9,247
Covenants not to compete	488	384	104
Patents	8,499	4,865	3,634
Customer relationships intangibles	1,244,635	81,577	1,163,058
Trade names and trademarks	111,172	3,583	107,589
Developed technology	309,609	20,175	289,434
Other product and service-related intangibles	23,628	5,907	17,721
Balance, May 31, 2023	$1,714,041	$123,254	$1,590,787

Amortization expense for intangibles totaled $94,946, $71,085, and $9,600 in fiscal years 2024, 2023, and 2022, respectively. During fiscal year 2024 and 2023, the Company recorded an impairment of $556 and $2,109, respectively, to its amortizable licenses related to discontinued product lines.

Estimated approximate amortization expense for the next five fiscal years and thereafter is as follows: 2025—$96,000, 2026—$96,000, 2027—$95,000, 2028—$95,000, 2029—$91,000 and thereafter—$1,039,000.

If actual market conditions or the Company’s performance are less favorable than those projected by management, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill or intangible assets below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges on its goodwill or intangible assets, which could be material, in future periods.

The amortizable intangible assets' useful lives are as follows:

Useful Lives Range
Licenses	2 - 20 years
Covenants not to compete	3 - 10 years
Patents	5 - 25 years
Customer relationships intangibles	9 - 20 years
Trade names and trademarks	10 - 25 years
Developed technology	10 - 20 years
Other product and service-related intangibles	5 - 15 years

All definite-lived intangibles are amortized on a straight line basis with the exception of definite-lived customer relationships intangibles and product and service-related intangibles, which are amortized on either a straight line or an accelerated basis.

As of May 31, 2023, non-amortizable intangible assets included licenses of $569, trademarks of $12,522 and other intangibles of $1,224. During fiscal year 2023, the Company recorded an impairment of $1,000 to its non-amortizable trademarks related to discontinued product lines. This impairment was recorded in the Company's Food Safety segment within operating expenses.

Management completed the annual impairment analysis of intangible assets with indefinite lives using a qualitative assessment for fiscal year 2023. Other than the impairment in fiscal year 2023 related to the discrete trademarks discussed above, management determined that other recorded amounts were not impaired and that no additional impairment charges were necessary. In fiscal year 2024, the non-amortizable intangible assets were reclassified to definite-lived intangible assets. In conjunction with the reclassification, management completed an impairment analysis of the intangible assets using a qualitative assessment and determined that recorded amounts were not impaired.

6. Business Combinations

The consolidated statements of operations reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions described below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

Fiscal 2022

CAPInnoVet, Inc.

In September 2021, the Company acquired all of the stock of CAPInnoVet, Inc., a companion animal health business that provides pet medications to the veterinary market. This acquisition provided entry into the retail parasiticide market and enhanced the Company’s presence in companion animal markets. Consideration for the purchase was net cash of $17,900 paid at closing. There also is the potential for performance milestone payments to the former owners of up to $6,500 and the Company could incur up to $14,500 in future royalty payments. The final purchase allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $308, inventory of $531, prepayments of $296, accounts payable of $120, other current liabilities of $84, non-current liabilities of $6,500, intangible assets of $19,200 and the remainder to goodwill (deductible for tax purposes). Upon revaluation of the contingent liability throughout fiscal year 2024 and 2023, the Company recognized a loss of $300 and a gain of $300, respectively, on the performance milestone liability, recorded within other expense. The business is operated from our location in Lexington, KY, reporting within the Animal Safety segment.

Delf Ltd.

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

Genetic Veterinary Sciences, Inc.

In December 2021, the Company acquired all of the stock of Genetic Veterinary Sciences, Inc., a companion animal genetic testing business providing genetic information for dogs, cats and birds to animal owners, breeders and veterinarians. This acquisition further expanded the Company’s presence in the companion animal market. Consideration for the purchase was $11,300 in net cash. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included accounts receivable of $38, net inventory of $292, net property, plant and equipment of $399, prepayments of $54, accounts payable of $325, unearned revenue of $1,900, other current liabilities of $321, intangible assets of $5,500 and the remainder to goodwill (deductible for tax purposes). The business is operated from the Company's location in Lincoln, Nebraska, reporting within the Animal Safety segment. Since completion of initial estimates in the second quarter of fiscal year 2022, the Company has recorded insignificant measurement period adjustments, which resulted in a decrease to the base purchase price.

Fiscal 2023

Thai-Neo Biotech Co., Ltd. Acquisition

On July 1, 2022, the Company acquired all of the stock of Thai-Neo Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. This acquisition gives Neogen a direct sales presence in Thailand. Consideration for the purchase was $1,581 in net cash, with $1,310 paid at closing, $37 paid on November 29, 2022 as a working capital adjustment and $234 paid on October 1, 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included intangible assets of $620 (with an estimated life of 10 years). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.

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

There also is the potential for performance milestone payments of up to $8,500 based on successful implementation of the software service at customer sites and sale of licenses. As a result, the Company has recorded contingent liabilities of $930 as part of the opening balance sheet within other non-current liabilities, as shown below. In fiscal year 2024, the first milestone period occurred, resulting in no performance milestone payment.

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

3M Food Safety Transaction

On September 1, 2022, Neogen, 3M and Neogen Food Safety Corporation, formerly named Garden SpinCo, a subsidiary created to carve out 3M’s FSD, closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”). Immediately following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

The acquired business is a leading provider of food safety testing solutions. It offers a broad range of food safety testing products that support multiple industries within food and beverage, helping producers to prevent and protect consumers from foodborne illnesses.

The purchase price consideration for the 3M FSD was $3.2 billion, net of customary purchase price adjustments and transaction costs, which consisted of 108,269,946 shares of Neogen common stock issued on closing with a fair value of $2.2 billion and non-cash consideration of $1 billion, funded by the additional financing obtained by Garden SpinCo and assumed by the Company as part of the transaction. See Note 7. "Long-Term Debt" for further detail on the debt incurred.

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

The following table presents unaudited pro forma information as if the merger with the 3M FSD business had occurred on June 1, 2021 and had been combined with the results reported in our consolidated statements of operations for all periods presented:

	Year Ended May 31,
	2023	2022
Net revenue	$919,959	$910,978
Operating income	$44,373	$42,258

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

In connection with the acquisition of the 3M FSD, the Company and 3M entered into several transition service agreements, including manufacturing, distribution and certain back-office support, that have been accounted for separately from the acquisition of assets and assumption of liabilities in the business combination. The Company has completed the exit of distribution and back office-related service contracts and currently only has a contract manufacturing agreement in place for Petrifilm® products; the initial term of which expires in September 2026.

7. Long-Term Debt

The Company’s long-term debt consists of the following:

	May 31, 2024	May 31, 2023
Term Loan	$550,000	$550,000
Senior Notes	350,000	350,000
Finance Lease	2,447	—
Total debt and finance lease	902,447	900,000
Less: Current portion	(2,447)	—
Total non-current debt	900,000	900,000
Less: Unamortized debt issuance costs	(11,609)	(14,561)
Total non-current debt, net	$888,391	$885,439

The Company had a financing agreement with a bank providing for a $15,000 unsecured revolving line of credit, which originally expired on November 30, 2023, but was replaced by the five-year senior secured revolving facility as part of the Credit Facilities described below. There were no advances against the line of credit during fiscal 2023 before the line of credit was extinguished. Interest on any borrowings under that agreement was at LIBOR plus 100 basis points. Financial covenants included maintaining specified levels of tangible net worth, debt service coverage, and funded debt to EBITDA, each of which the Company was in compliance with during the period the line of credit was available.

Credit Facilities

On June 30, 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650,000 and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150,000 (collectively, the “Credit Facilities”) to fund the FSD transaction. The term loan facility was drawn on August 31, 2022, to fund the closing of the FSD transaction on September 1, 2022 while the revolving facility was undrawn and continues to be undrawn as of May 31, 2024.

The Credit Facilities bear interest based on term SOFR plus an applicable margin which ranges between 150 to 225 basis points, determined for each interest period and paid monthly. During the twelve months ended May 31, 2024, the interest rates ranged from 7.42% to 7.68% per annum. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 or the termination of the revolving commitments. In accordance with the prepayment feature, the Company paid $100,000 of the term loan facility’s principal in fiscal year 2023.

The term loan facility contains an optional prepayment feature at the discretion of the Company. The Company determined that the prepayment feature did not meet the definition of an embedded derivative and does not require bifurcation from the host liability and, accordingly, has accounted for the entire instrument at amortized cost.

The Company has a $150,000 revolving credit facility with any amount outstanding to be repaid on or before the termination date of the revolving commitments. In fiscal year 2023, debt issuance costs of $2,361 were incurred related to the revolving facility. These costs are being amortized as interest expense in the consolidated statements of operations over the contractual life of the revolving facility using the straight line method. Amortization of the deferred debt issuance costs for the revolving facility was $489 and $366 during the twelve months ended May 31, 2024 and 2023, respectively. As of May 31, 2024 and May 31, 2023, the Company had $1,506 and $1,995, respectively, of unamortized debt issuance costs.

The Company must pay an annual commitment fee ranging from 0.20% and 0.35% on the unused portion of the revolving facility, paid quarterly. As of May 31, 2024, the commitment fee was 0.35%. During the twelve months ended May 31, 2024 and 2023, $501 and $473 was recorded as interest expense in the consolidated statements of operations.

There was no accrued interest payable on the term loan as of May 31, 2024. In fiscal year 2023, the Company incurred $10,232 in total debt issuance costs on the term loan which is recorded as an offset to the term loan facility and amortized over the contractual life of the loan to interest expense using the straight line method. The amortization of deferred debt issuance costs of $2,117 and interest expense of $42,152 (excluding swap credit of $3,002) for the term loan was included in the consolidated statements of operations during the twelve months ended May 31, 2024. The amortization of deferred debt issuance costs of $1,588 and interest expense of $27,254 (excluding swap credit of $577) for the term loan was included in the consolidated statements of operations during the twelve months ended May 31, 2023. As of May 31, 2024 and May 31, 2023, the Company had $6,527 and $8,644, respectively, of unamortized debt issuance costs.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of May 31, 2024, the Company was in compliance with its debt covenants.

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

Total accrued interest on the Notes was $10,985 as of May 31, 2024 based on the stated interest rate of 8.625%. This amount was included in current liabilities on the consolidated balance sheets. In fiscal year 2023, the Company incurred total debt issuance costs of $6,683, which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight line method. The amortization of deferred debt issuance costs of $835 and interest expense of $30,188 for the Notes was included in the consolidated statements of operations during the twelve months ended May 31, 2024. The amortization of deferred debt issuance costs of $766 and interest expense of $26,079 for the Notes was included in the consolidated statements of operations during the twelve months ended May 31, 2023. As of May 31, 2024 and May 31, 2023, the Company had $5,082 and $5,917, respectively, of unamortized debt issuance costs.

There are no required principal payments on the term loan facility or the Notes through fiscal year 2026, due to $100,000 in prepayments made on the term loan facility in fiscal 2023. The weighted average interest rate on the Company's long-term debt was 7.71% as of May 31, 2024. The expected maturities associated with the Company’s outstanding debt as of May 31, 2024, were as follows:

Amount
Fiscal Year
2025	$2,350
2026	—
2027	34,063
2028	515,937
2029	—
Thereafter	350,000
Total	$902,350

Finance Lease

The finance lease is a building lease that is classified within property and equipment and the current portion of debt on the consolidated balance sheets as of May 31, 2024. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

8. Equity Compensation Plans and Other Incentive Compensation

The Company’s long-term incentive plans allow for the grant of various types of share-based awards to officers, directors and other key employees of the Company. Incentive and non-qualified options to purchase shares of common stock have been granted under the terms of the 2018 and 2023 Omnibus Incentive Plans. These options are granted at an exercise price equal to the closing price of the common stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five, seven or ten years. The fair value of the options was estimated at the date of the grant using the Black-Scholes option pricing model. The Company granted restricted stock units (RSUs) under the terms of the 2018 and 2023 Omnibus Incentive Plans, which vest ratably over three and five year periods. The fair value of the RSUs is determined based on the closing price of the common stock on the date of grant.

Remaining shares available for grant under share-based compensation plans were 16,778,458 at May 31, 2024, 2,871,000 at May 31, 2023, and 5,386,000 at May 31, 2022. Compensation expense related to share-based awards was $13,768, $10,177, and $7,154 in fiscal years 2024, 2023 and 2022, respectively.

Options

(option amounts in thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2021 (643 exercisable)	2,957	$27.98	$6.98
Granted	615	36.42	8.49
Exercised	(281)	22.79	6.29
Forfeited	(47)	33.93	8.02
Outstanding at May 31, 2022 (1,191 exercisable)	3,244	32.13	7.66
Granted	1,704	14.68	4.61
Exercised	(22)	14.78	4.23
Forfeited	(704)	29.81	7.26
Outstanding at May 31, 2023 (1,401 exercisable)	4,222	25.56	6.51
Granted	1,949	15.43	5.98
Exercised	(11)	13.61	4.44
Forfeited	(1,224)	30.27	7.26
Outstanding at May 31, 2024 (1,518 exercisable)	4,936	20.41	6.12

The following is a summary of stock options outstanding at May 31, 2024:

	Options Outstanding			Options Exercisable
		Average
(option amounts in thousands)		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
$12.20 - $20.00	3,399	5.9	$14.64	515	$13.73
$20.01 - $28.00	96	5.0	24.23	83	23.74
$28.01 - $36.00	1,140	1.3	31.89	795	32.03
$36.01 - $42.15	301	2.4	40.94	125	41.00
	4,936	4.6	$20.41	1,518	$26.11

The weighted average exercise price of shares subject to options that were exercisable at May 31, 2023 and 2022 was $31.54 and $30.24, respectively.

Remaining compensation cost to be expensed in future periods for non-vested options was $14,427 at May 31, 2024, with a weighted average expense recognition period of 2.0 years.

	Year Ended May 31,
	2024	2023	2022
Aggregate intrinsic value of options outstanding	$55	$6,154	$850
Aggregate intrinsic value of options exercisable	$5	$42	$817
Aggregate intrinsic value of options exercised	$37	$73	$5,507

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended May 31,
	2024	2023	2022
Risk-free interest rate	4.7%	3.3%	0.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock volatility	37.3%	34.0%	32.8%
Expected option life	4.5 years	4.5 years	3.12 years

The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. We include recent historical experience in estimating our forfeitures. As employees terminate, grant tranches expire or as forfeitures are known, estimated expense is adjusted to actual. For options granted in fiscal years 2024, 2023 and 2022, the Company recorded charges in general and administrative expense based on the fair value of stock options using the straight line method over the vesting period of three to five years.

Restricted Stock Units

The remaining weighted-average period for the Company's outstanding RSUs is 2.1 years. On May 31, 2024, there was $12,292 in unamortized compensation cost related to non-vested RSUs. The fair value of restricted stock units vested during fiscal years 2024, 2023 and 2022 was $3,835, $820 and $1,032, respectively.

(RSU amounts in thousands)	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2022	257	$36.14
Granted	596	13.83
Released	(60)	35.14
Forfeited	(27)	22.81
Outstanding at May 31, 2023	766	19.30
Granted	574	15.55
Released	(230)	18.53
Forfeited	(149)	19.98
Outstanding at May 31, 2024	961	17.17

The weighted average grant date fair value of the fiscal year 2022 awards was $37.28.

Employee Stock Purchase Plan

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees through this program were 134,810 in fiscal 2024, 94,604 in fiscal 2023, and 43,456 in fiscal 2022. As of May 31, 2024, common stock totaling 746,513 of the 1,000,000 authorized shares remained reserved for issuance under the plan.

Defined Contribution Benefit Plan and Bonus Compensation

The Company maintains a defined contribution 401(k) benefit plan covering substantially all domestic employees. Employees are permitted to defer compensation up to IRS limits, with Neogen matching 100% of the first 3% of deferred compensation and 50% of the next 2% of deferred compensation. Neogen’s expense under this plan was $3,368, $2,439, and $1,834 in fiscal years 2024, 2023 and 2022, respectively.

The Company also offers an annual bonus opportunity to certain employees, as an additional component of their compensation. Amounts are determined based on company performance and employee performance. The bonus amounts earned during fiscal year 2024 will be paid to employees in the first quarter of fiscal 2025. As of May 31, 2024 and 2023, the Company had an accrued bonus of $8,056 and $8,734, respectively, recorded within accrued compensation on the consolidated balance sheets.

9. Income Taxes

Income before income taxes by source consists of the following amounts:

	Year Ended May 31,
	2024	2023	2022
U.S.	$(92,161)	$(85,681)	$38,554
Foreign	77,856	63,639	21,653
	$(14,305)	$(22,042)	$60,207

The provision for income taxes consists of the following:

	Year Ended May 31,
	2024	2023	2022
Current
Domestic
Federal	$6,800	$8,674	$8,579
Change in tax-related uncertainties	1,896	278	3
State	1,495	1,616	2,406
Foreign	14,413	9,490	5,140
Total Current	24,604	20,058	16,128
Deferred
Domestic
Federal	(22,457)	(17,406)	(3,721)
State	(4,881)	(1,865)	(356)
Foreign	(2,150)	41	(151)
Total Deferred	(29,488)	(19,230)	(4,228)
Income tax (benefit) expense	$(4,884)	$828	$11,900

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended May 31 ,
	2024	2023	2022
Tax at U.S. statutory rate	$(3,004)	$(4,629)	$12,643
Permanent differences	273	325	179
Global intangible low-taxed income (GILTI)	7,082	6,482	1,501
Foreign derived intangible income deduction (FDII)	(376)	(643)	(1,308)
Foreign rate differential	(3,951)	(3,742)	215
Subpart F income	1,178	152	397
Tax-effect from stock-based compensation	2,256	1,946	(462)
Provision for state income taxes, net of federal benefit	(2,693)	18	1,517
Non-deductible acquisition expenses	—	7,187	—
Tax credits	(7,739)	(6,709)	(2,527)
Impact of tax rate changes	—	—	583
Change in tax-related uncertainties	1,896	278	3
Changes in valuation allowances	(534)	355	85
Research expenditures deduction	(293)	(365)	(112)
Other	1,021	173	(814)
Income tax (benefit) expense	$(4,884)	$828	$11,900

Foreign tax credits, primarily offsetting taxes associated with Subpart F and GILTI income, were $7,124, $5,324, and $1,747 in fiscal years 2024, 2023, and 2022, respectively. The Company’s research and development credits were $615, $1,385, and $780 in fiscal years 2024, 2023, and 2022, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax liabilities and assets are as follows:

	Year Ended May 31,
	2024	2023
Deferred income tax liabilities
Indefinite and long-lived assets	$(356,971)	$(369,500)
Right of use asset	(3,673)	(1,834)
Prepaid expenses	(1,401)	(1,480)
	(362,045)	(372,814)
Deferred income tax assets
Interest expense not currently deductible	13,994	5,782
Research and experimentation capitalization	7,230	5,868
Stock options	2,228	2,192
Inventories and accounts receivable	5,597	3,219
Tax loss carryforwards	5,580	3,909
Lease liability	3,841	1,899
Accrued expenses and other	2,171	1,981
	40,641	24,850
Valuation allowance	(1,526)	(2,110)
Net deferred income tax liabilities	$(322,930)	$(350,074)

Net deferred income tax assets (jurisdictional) - other non-current assets	$3,788	$3,353
Net deferred income tax liabilities (jurisdictional)	(326,718)	(353,427)
Net deferred income tax liabilities	$(322,930)	$(350,074)

The Company has the following net operating loss carryforwards:

	As of May 31, 2024	Expiry
U.S.	$155	2038
Foreign	18,068	2025 to Indefinite
	$18,223

Valuation allowances against certain deferred tax assets are established based on management’s determination of a more likely than not standard that the tax benefits will not be realized. Management evaluates all available evidence, both positive and negative, when determining the need for a valuation allowance. Valuation allowances related to net operating losses are primarily evaluated based on evidence (or lack thereof) of historical and future earnings. Valuation allowances related to long-lived assets primarily are evaluated based on management’s tax planning and intentions for underlying assets.

We are subject to income taxes in the U.S. (federal and state) and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company’s policy is to recognize both accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefits reserve was $246 at May 31, 2024, $145 at May 31, 2023, and $69 at May 31, 2022. Of the total unrecognized tax benefits at May 31, 2024 and 2023, $2,739 and $1,087, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

The reconciliation of our unrecognized tax benefits is as follows:

	Year Ended May 31,
	2024	2023	2022
Beginning balance	$946	$741	$764
Increase/(decrease) related to prior periods	(47)	2	(75)
Increase related to current period	2,004	479	147
Lapses of applicable statute of limitations	(164)	(276)	(95)
Ending balance	$2,739	$946	$741

The Company is no longer subject to examination by the Internal Revenue Service for fiscal year 2020 and preceding years.

As of May 31, 2024, the Company has approximately $221,707 of undistributed earnings in its foreign subsidiaries. Approximately $88,746 of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is insignificant. The Company has not provided deferred taxes on approximately $132,961 of undistributed earnings from non-U.S. subsidiaries as of May 31, 2024 which are indefinitely reinvested in operations. Based on historical experience, as well as management’s future plans, earnings from these subsidiaries will continue to be re-invested indefinitely for future expansion and working capital needs. On an annual basis, we evaluate the current business environment and whether any new events or other external changes might require future evaluation of the decision to indefinitely re-invest these foreign earnings. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

10. Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs, including legal costs, when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from approximately $60 to $130 per year over the past five years. The Company’s estimated remaining liability for these costs was $916 at both May 31, 2024 and 2023, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources ("WDNR"), and is currently working with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. In fiscal 2022, in collaboration with the WDNR, the Company initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 in other current liabilities, and the remaining $816 is recorded in other non-current liabilities in the consolidated balance sheet as of May 31, 2024 and 2023.

In the third quarter of fiscal year 2024, the Company received $1,265 of business interruption insurance proceeds relating to fire damage that occurred in the fourth quarter of fiscal year 2023 at one of our Animal Safety lab facilities. The proceeds were recorded within Cost of Revenues in the consolidated statements of operations.

The Company previously disclosed an ongoing investigation by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) regarding activities or transactions involving parties located in Iran. In fiscal year 2020, the Company recorded a charge to other (expense) income and recorded a reserve of $600 to provide for potential fines or penalties on this matter. In the fourth quarter of fiscal year 2023, the Company received a Cautionary Letter from OFAC concluding its investigation without civil monetary penalty or other enforcement action. As the investigation is effectively resolved, the Company reversed a $600 accrual in the fourth quarter of 2023.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, recorded in sales and marketing, under the terms of these agreements was $3,250, $3,392 and $1,999 for fiscal years 2024, 2023 and 2022, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2025—$294, 2026—$329, 2027—$354, 2028—$562, and 2029—$60.

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

Items Measured at Fair Value on a Recurring Basis

The Company has marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. For further information, refer to Note 1. "Summary of Significant Accounting Policies".

The Company forecasts its net exposure in various receivables and payables to fluctuations in the value of various currencies, and has entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy.

Gains and losses from these foreign currency forward contracts are recognized in other (expense) income in our consolidated statements of operations. The notional amount of forward contracts in place was $70,315 and $15,500 as of May 31, 2024 and 2023, respectively, and consisted of foreign currency hedges of transactions up to July 2024.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	May 31, 2024	May 31, 2023
Foreign currency forward contracts, net	Prepaid expenses and other current assets (Other current liabilities)	$(265)	$140

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	May 31, 2024	May 31, 2023
Interest rate swaps – current	Other current assets	$2,222	$2,087
Interest rate swaps – non-current	Other non-current assets (liabilities)	229	(4,770)

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information see Note 5. "Goodwill and Other Intangible Assets" and Note 6 “Business Combinations”.

Items Not Carried at Fair Value

Fair values of the Company’s Term Loan and Senior Notes were as follows:

May 31, 2024
Aggregate fair value	923,170
Aggregate carrying value (1)	900,000

(1) Excludes unamortized debt issuance costs.

Fair values were based on available market information and other observable data and are classified within Level 2 of the fair value hierarchy.

Derivatives

Derivatives Not Designated as Hedging Instruments

The location and amount of gains from derivatives not designated as hedging instruments in our consolidated statements of operations were as follows:

	Location in statements	Year Ended May 31,
Derivatives Not Designated as Hedging Instruments	of (loss) income	May 31, 2024	May 31, 2023	May 31, 2022
Foreign currency forward contracts	Other (expense) income	$88	$(10,092)	$1,218

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215% plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of May 31, 2024 was a net asset of $2,452. The Company expects to reclassify a $1,689 gain of accumulated other comprehensive (loss) income into earnings in the next 12 months. As of May 31, 2024 and 2023, the amounts recorded in accumulated other comprehensive (loss) income were $1,864 and ($2,039), respectively.

The following table summarizes the other comprehensive (loss) income before reclassifications of derivative gains and losses:

	Other Comprehensive Income (Loss) Before Reclassifications
	Year Ended May 31,
Derivatives Designated as Hedging Instruments	2024	2023	2022
Interest rate swaps	$6,184	$(1,599)	$—

The following table summarizes the reclassification of derivative gains and losses into net (loss) income from accumulated other comprehensive (loss) income:

		Gain (Loss) Reclassified
	Location of Gain	Year Ended May 31,
Derivatives Designated as Hedging Instruments	Reclassified	2024	2023	2022
Interest rate swaps	Interest expense	$2,281	$440	$—

12. Segment Information

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

Neogen’s operation in Australia originally focused on providing genomics services and sales of animal safety products and reports through the Animal Safety segment. With the acquisition of Cell BioSciences in February 2020, this operation expanded to offer our complete line of products and services, including those usually associated with the Food Safety segment. These additional products are managed and directed by existing management at Neogen Australasia and reports through the Animal Safety segment. While Neogen was operating under a distribution services agreement with 3M, all revenue of 3M FSD products were reported through the Food Safety segment. Since the review of 3M FSD revenue occurs on a global scale, revenue of these products occurring in Australia and New Zealand will continue to report through the Food Safety segment, despite now occurring at Neogen Australasia.

The accounting policies of each of the segments are the same as those described in Note 1. "Summary of Significant Accounting Policies".

Segment information is as follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Fiscal 2024
Total revenues to external customers	$655,341	$268,881	—	$924,222
Operating income (loss)	82,446	39,320	(63,103)	58,663
Depreciation and amortization	102,328	14,389	—	116,717
Interest expense	—	—	73,394	73,394
Total assets	4,035,257	342,640	170,936	4,548,833
Expenditures for long-lived assets	93,036	18,385	—	111,421

Fiscal 2023
Total revenues to external customers	$546,797	$275,650	—	$822,447
Operating income (loss)	60,414	43,332	(66,231)	37,515
Depreciation and amortization	76,841	11,536	—	88,377
Interest expense	—	—	55,961	55,961
Total assets	3,970,356	338,507	245,569	4,554,432
Expenditures for long-lived assets	52,169	13,588	—	65,757

Fiscal 2022
Total revenues to external customers	$259,979	$267,180	—	$527,159
Operating income (loss)	38,581	52,546	(32,509)	58,618
Depreciation and amortization	13,386	10,308	—	23,694
Interest expense	—	—	72	72
Total assets	304,461	307,417	381,051	992,929
Expenditures for long-lived assets	7,842	16,939	—	24,781

(1)
Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographical location.

	Year Ended May 31,
	2024	2023	2022
Domestic	$465,242	$424,005	$317,820
International	458,980	398,442	209,339
Total Revenue	$924,222	$822,447	$527,159

The following table presents the Company's net property and equipment amounts disaggregated by country.

	Year Ended May 31,
	2024	2023
United States	$209,778	$130,967
United Kingdom	19,231	20,123
Other	48,095	47,659
Total Property, Plant, and Equipment	$277,104	$198,749