Form 10-Q
period 2024-08-31
NEOGEN CORP
filed 2024-10-10
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024.

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

As of August 31, 2024 there were 216,698,138 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares)

	August 31, 2024	May 31, 2024
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$120,477	$170,611
Marketable securities	—	325
Accounts receivable, net of allowance of $4,137 and $4,140	167,639	173,005
Inventories
Raw materials	77,217	78,799
Work-in-process	12,593	10,990
Finished goods	125,995	111,839
	215,805	201,628
Less inventory reserve	(17,209)	(12,361)
Inventories, net	198,596	189,267
Prepaid expenses and other current assets	53,938	56,025
Total Current Assets	540,650	589,233
Net Property and Equipment	300,971	277,104
Other Assets
Right of use assets	14,311	14,785
Goodwill	2,137,494	2,135,632
Intangible assets, net	1,489,751	1,511,653
Other non-current assets	19,996	20,426
Total Assets	$4,503,173	$4,548,833
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,651	$2,447
Accounts payable	61,464	83,061
Accrued compensation	15,803	19,949
Income tax payable	11,102	10,449
Accrued interest	3,554	10,985
Deferred revenue	5,635	4,632
Other current liabilities	22,480	22,800
Total Current Liabilities	122,689	154,323
Deferred Income Tax Liability	317,574	326,718
Non-Current Debt	889,129	888,391
Other Non-Current Liabilities	38,589	35,259
Total Liabilities	1,367,981	1,404,691
Commitments and Contingencies (note 7)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,698,138 and 216,614,407 shares issued and outstanding	34,672	34,658
Additional paid-in capital	2,588,930	2,583,885
Accumulated other comprehensive loss	(31,421)	(30,021)
Retained earnings	543,011	555,620
Total Stockholders’ Equity	3,135,192	3,144,142
Total Liabilities and Stockholders’ Equity	$4,503,173	$4,548,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except shares)

	Three months ended August 31,
	2024	2023
Revenues
Product revenues	$192,518	$204,401
Service revenues	24,446	24,586
Total Revenues	216,964	228,987
Cost of Revenues
Cost of product revenues	97,836	96,959
Cost of service revenues	14,202	15,267
Total Cost of Revenues	112,038	112,226
Gross Profit	104,926	116,761
Operating Expenses
Sales and marketing	45,799	45,783
General and administrative	51,671	45,121
Research and development	5,199	6,722
Total Operating Expenses	102,669	97,626
Operating Income	2,257	19,135
Other Expense
Interest income	993	1,790
Interest expense	(18,615)	(18,456)
Other, net	(244)	(806)
Total Other Expense	(17,866)	(17,472)
(Loss) Income Before Taxes	(15,609)	1,663
Income Tax (Benefit) Expense	(3,000)	160
Net (Loss) Income	$(12,609)	$1,503
Net (Loss) Earnings Per Share
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01
Weighted Average Shares Outstanding
Basic	216,695,348	216,309,084
Diluted	216,695,348	216,846,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three months ended August 31,
	2024	2023
Net (loss) income	$(12,609)	$1,503
Other comprehensive (loss) income
Foreign currency translation gain	2,459	3,223
Unrealized gain on marketable securities (1)	—	576
Unrealized (loss) gain on derivative instruments (2)	(3,859)	2,956
Other comprehensive (loss) income, net of tax:	(1,400)	6,755
Total comprehensive (loss) income	$(14,009)	$8,258

(1) Amounts are net of tax of $183 during the three months ended August 31, 2023.

(2) Amounts are net of tax of $(926) and $933 during the three months ended August 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142
Exercise of options, RSUs and share-based compensation expense	4,854	1	4,017	—	—	4,018
Issuance of shares under employee stock purchase plan	78,877	13	1,028	—	—	1,041
Net loss	—	—	—	—	(12,609)	(12,609)
Other comprehensive loss	—	—	—	(1,400)	—	(1,400)
August 31, 2024	216,698,138	$34,672	$2,588,930	$(31,421)	$543,011	$3,135,192

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Exercise of options, RSUs and share-based compensation expense	2,591	—	2,661	—	—	2,661
Issuance of shares under employee stock purchase plan	62,490	11	1,028	—	—	1,039
Net income	—	—	—	—	1,503	1,503
Other comprehensive income	—	—	—	6,755	—	6,755
August 31, 2023	216,310,582	$34,610	$2,571,517	$(26,496)	$566,544	$3,146,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended August 31,
	2024	2023
Cash Flows (used for) provided by Operating Activities
Net (loss) income	$(12,609)	$1,503
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	29,800	28,734
Deferred income taxes	(9,119)	998
Share-based compensation	3,982	2,638
Loss on disposal of property and equipment	77	—
Amortization of debt issuance costs	860	860
Other	(261)	—
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	4,796	16,242
Inventories, net	(9,939)	(6,304)
Prepaid expenses and other current assets	(1,733)	(12,925)
Accounts payable and accrued liabilities	(15,881)	4,980
Interest expense accrual	(7,431)	(7,711)
Change in other non-current assets and non-current liabilities	(456)	(6,006)
Net Cash (used for) provided by Operating Activities	(17,914)	23,009
Cash Flows used for Investing Activities
Purchases of property, equipment and other non-current intangible assets	(38,433)	(30,630)
Proceeds from the maturities of marketable securities	325	21,905
Proceeds from the sale of property and equipment and other	4,446	41
Net Cash used for Investing Activities	(33,662)	(8,684)
Cash Flows provided by Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	1,077	1,062
Repayment of long-term debt and finance lease	(98)	—
Net Cash provided by Financing Activities	979	1,062
Effects of Foreign Exchange Rate on Cash	463	205
Net (Decrease) Increase in Cash and Cash Equivalents	(50,134)	15,592
Cash and Cash Equivalents, Beginning of Year	170,611	163,240
Cash and Cash Equivalents, End of Year	$120,477	$178,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except shares)

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

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, cleaners, biosecurity products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace and human forensic markets.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Neogen and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations during the three months ended August 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

New Accounting Pronouncements Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We expect to adopt this guidance for our fiscal year 2025 annual reporting and are currently finalizing our assessment of the impact that this standard will have on our segment disclosures.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. This guidance becomes effective for our fiscal year 2026 annual reporting. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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
•
Consumable products marketed to veterinarians, retailers, livestock producers and animal health product distributors; and
•
Biosecurity products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Revenues for our products are recognized and invoiced when the product is shipped to the customer.

Service revenue consists primarily of:

•
Genomic identification and related interpretive bioinformatic services;
•
Neogen Analytics; and
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

The following table summarizes contract liabilities by period:

	Three months ended August 31,
	2024	2023

Beginning balance	$4,632	$4,616
Additions	3,078	1,857
Amounts recognized into revenue	(2,075)	(2,684)
Ending balance	$5,635	$3,789

The following table presents disaggregated revenue by major product and service categories during the three months ended August 31, 2024 and August 31, 2023:

	Three months ended August 31,
	2024	2023
Food Safety
Natural Toxins & Allergens	$20,376	$22,268
Bacterial & General Sanitation	39,899	45,224
Indicator Testing, Culture Media & Other	81,703	81,886
Biosecurity Products	11,779	11,090
Genomics Services	5,588	5,810
	$159,345	$166,278
Animal Safety
Life Sciences	$1,733	$1,661
Veterinary Instruments & Disposables	12,523	12,932
Animal Care & Other	6,679	8,175
Biosecurity Products	20,806	22,686
Genomics Services	15,878	17,255
	57,619	62,709
Total Revenues	$216,964	$228,987

3. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share was computed using the treasury stock method by dividing net (loss) income by the weighted average number of shares of common stock outstanding.

The calculation of net (loss) income per share follows:

	Three months ended August 31,
	2024	2023
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to Neogen	$(12,609)	$1,503
Denominator for basic net (loss) income per share:
Weighted average shares	216,695,348	216,309,084
Effect of dilutive stock options and RSUs	—	537,022
Denominator for diluted net (loss) income per share	216,695,348	216,846,106
Net (loss) income per share:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

Due to the net loss reported for the three months ended August 31, 2024, the dilutive stock options and RSUs were anti-dilutive. As of August 31, 2023, 45,000 shares were excluded from the calculation of diluted net income per share, because the inclusion of such securities in the calculation would have been anti-dilutive.

4. SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors. This segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets biosecurity products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Many of our international operations originally focused on the Company’s food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer the Company’s complete line of products and services, including those usually associated with the Animal Safety segment such as cleaners, biosecurity products, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management and are reported through the Food Safety segment.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended August 31, 2024
Product revenues to external customers	$150,777	$41,741	$—	$192,518
Service revenues to external customers	8,568	15,878	—	24,446
Total revenues to external customers	$159,345	$57,619	$—	$216,964
Operating income (loss)	$17,905	$2,589	$(18,237)	$2,257
Total assets	$4,056,444	$342,077	$104,652	$4,503,173

As of and during the three months ended August 31, 2023
Product revenues to external customers	$158,947	$45,454	$—	$204,401
Service revenues to external customers	7,331	17,255	—	24,586
Total revenues to external customers	$166,278	$62,709	$—	$228,987
Operating income (loss)	$22,241	$8,356	$(11,462)	$19,135
Total assets	$3,983,553	$338,297	$239,255	$4,561,105
(1)
Includes corporate assets, including cash and cash equivalents, current and deferred tax accounts and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended August 31,
	2024	2023
Domestic	$104,383	$111,068
International	112,581	117,919
Total revenue	$216,964	$228,987

5. BUSINESS COMBINATIONS

The condensed consolidated statements of operations reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions discussed below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

Fiscal 2023

Corvium Acquisition

In February 2023, the Company acquired certain assets as part of an asset purchase agreement with Corvium, Inc., a partner and supplier within the Company's software analytics platform. This acquisition, which primarily includes the software technology, advances the Company's food safety data analytics strategy. The purchase price consideration was $24,067, which included $9,004 held in escrow. In the first quarter of fiscal 2024, $8,000 of the escrow balance was released to Corvium, Inc. In the third quarter of fiscal 2024, the remaining escrow balance was released to Corvium, Inc. This transaction is a business combination and was accounted for using the acquisition method.

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

In the first quarter of fiscal 2024, the Company recorded an increase to intangible assets of $100, based on finalization of a third-party advisor's valuation work and fair value estimates. The goodwill recorded as part of this transaction, which is fully deductible for tax purposes, includes value associated with profits earned from data management solutions that can be offered to existing customers and the expertise and reputation of the assembled workforce. These values are Level 3 fair value measurements.

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

3M Food Safety Transaction

In September 2022, Neogen, 3M, and Neogen Food Safety Corporation, formerly named Garden SpinCo, a subsidiary created to carve out 3M’s FSD, closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”). Immediately following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

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

6. INCOME TAXES

Income tax benefit was $3,000 during the three months ended August 31, 2024. Income tax expense was $160 during the three months ended August 31, 2023. The net tax benefit for the quarter is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD acquisition. The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. The Company is closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, The Company has included in its income tax benefit during the three months ended August 31, 2024, a forecasted amount of top-up tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 31, 2024 and May 31, 2024 were $3,288 and $2,739, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs, when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. These annual remediation costs are expensed and have ranged from $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs is $916 as of both August 31, 2024 and May 31, 2024, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources ("WDNR"), and is currently working with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. In fiscal 2022, in collaboration with the WDNR, the Company initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability as of August 31, 2024, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

The Company is subject to certain legal and other proceedings in the normal course of business that, in the opinion of management, are not expected to have a material effect on its future results of operations or financial position.

8. DERIVATIVES AND FAIR VALUE

Derivatives

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and has also entered into interest rate swap contracts as a hedge against changes in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive loss, and amounts are reclassified into earnings on the condensed consolidated statements of operations when transactions are realized. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivatives Not Designated as Hedging Instruments

The Company forecasts its net exposure in various receivables and payables to fluctuations in the value of various currencies, and has entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in other income in our condensed consolidated statements of operations. The notional amount of forward contracts in place was $74,972 and $70,315 as of August 31, 2024 and May 31, 2024, respectively, and consisted of hedges of transactions up to October 2024.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2024	May 31, 2024
Foreign currency forward contracts, net	Other current liabilities	$580	$265

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three months ended August 31,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2024	2023
Foreign currency forward contracts	Other expense	$634	$320

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. In accordance with the agreement, in November 2024, the notional value will decrease to $200,000. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of August 31, 2024 and May 31, 2024 was a net (liability) asset of ($2,625) and $2,451, respectively. The Company expects to reclassify a $241 gain of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2024	May 31, 2024
Interest rate swap – current	Other current assets	$317	$2,222
Interest rate swap – non-current	Other (non-current liabilities) non-current assets	$(2,942)	$229

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

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended August 31,
	2024	2023

Accumulated other comprehensive loss, beginning balance	$(30,021)	$(33,251)

Foreign currency translation adjustment
Balance at beginning of period	$(31,885)	$(30,285)
Other comprehensive gain (loss) before reclassifications	2,459	3,223
Balance at end of period	$(29,426)	$(27,062)

Marketable securities
Balance at beginning of period	$-	$(927)
Other comprehensive loss before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	-	576
Balance at end of period	$-	$(351)

Fair value of derivatives change
Balance at beginning of period	$1,864	$(2,039)
Other comprehensive (loss) gain before reclassifications	(3,271)	3,479
Amounts reclassified from accumulated other comprehensive loss	(588)	(523)
Balance at end of period	$(1,995)	$917

Accumulated other comprehensive loss, ending balance	$(31,421)	$(26,496)

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause Neogen’s results to differ materially from those indicated by such forward-looking statements, including many factors beyond our control. Factors that could cause actual results to differ from those contained within forward-looking statements include (without limitation) the continued integration of the 3M food safety business and the realization of the expected benefits from that acquisition; the relationship with and performance of our transition manufacturing partner; our ability to adequately and timely remediate certain identified material weaknesses in our internal control over financial reporting; competition; recruitment and retention of key employees; impact of weather on agriculture and food production; global business disruption caused by the Russia invasion in Ukraine and related sanctions and the conflict in the Middle East; identification and integration of acquisitions; research and development risks; intellectual property protection; increasing and developing government regulation; and other risks detailed from time to time in the Company’s reports on file at the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

In addition, any forward-looking statements represent management’s views only as of the date this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While management may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its views change.

TRENDS AND UNCERTAINTIES

In prior years, production was negatively impacted by broad supply chain challenges and labor market disruptions. Additionally, input cost inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal 2024, despite a slowing of inflation rates, there were economic headwinds of softening consumer demand and higher interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal 2023, as a way to combat inflation. This increased our borrowing costs and raised the overall cost of capital. Although the federal funds rate was reduced in September and there are indications of future rate cuts, the overall interest rate we pay on our Credit Facilities remains higher than when the debt was incurred in 2022, which increases interest expense on the unhedged portion of our Term Loan. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in the prior two fiscal years. The impact of inflation continued to affect us through fiscal year 2024, although at a continually decreasing rate compared to fiscal years 2022 and 2023.

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition distribution agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, and order fulfillment rates had improved to meet the needs of our customers.

Although we have no operations in or direct exposure to Russia, Belarus or Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been negatively impacted by the conflict. Similarly, the military conflicts in the Middle East have increased overall geopolitical tensions. As the respective conflicts continue or worsen, they may further impact our business, financial condition or results of operations throughout fiscal year 2025.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us throughout fiscal year 2025.

Executive Overview

	Three months ended August 31,
	2024	2023	% Change
Total Revenues	$216,964	$228,987	$(12,023)
Cost of Revenues	112,038	112,226	(188)
Gross Profit	104,926	116,761	(11,835)
Operating Expenses
Sales and marketing	45,799	45,783	16
General and administrative	51,671	45,121	6,550
Research and development	5,199	6,722	(1,523)
Total Operating Expenses	102,669	97,626	5,043
Operating Income	2,257	19,135	(16,878)
Other Expense
Interest income	993	1,790	(797)
Interest expense	(18,615)	(18,456)	(159)
Other, net	(244)	(806)	562
Total Other Expense	(17,866)	(17,472)	(394)
(Loss) Income Before Taxes	(15,609)	1,663	(17,272)
Income Tax (Benefit) Expense	(3,000)	160	(3,160)
Net (Loss) Income	$(12,609)	$1,503	$(14,112)

Results of Operations

Revenues

Revenue decreased $12.0 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. The decrease included a $9.0 million unfavorable foreign exchange rate impact and a $3.0 million decline in the business. The decline in the business was driven by lower genomics volume due to a strategic shift to focus primarily on large production animals, lower sales of insect control and cleaners and disinfectants, and lower sales of sample collection products, partially offset by strength in indicator sales and rodent control products due to vole outbreak in the Northwest region of the U.S.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets, was $24.4 million and $24.6 million during the three months ended August 31, 2024 and 2023, respectively. Growth in the Neogen Analytics software as a service platform and genomics sales into beef markets was offset by lower genomics sales into the domestic poultry market, primarily due to a shift towards large production animals, as well as lower sales into the companion animal market.

International Revenue

International sales were $112.6 million and $117.9 million during the three months ended August 31, 2024 and 2023, respectively. The decrease during the three months ended August 31, 2024 was due to $9.0 million of currency headwinds, partially offset by strength in Petrifilm® indicator sales.

Gross Margin

Gross margin was 48.4% and 51.0% during the three months ended August 31, 2024 and 2023, respectively. The decrease in margin was primarily due to lower volume and continued higher distribution costs. The change also included $4.2 million of transaction and integration costs during the three months ended August 31, 2024 compared to $1.2 million during the three months ended August 31, 2023.

Operating Expenses

Operating expenses were $102.7 million and $97.6 million during the three months ended August 31, 2024 and 2023, respectively. The increase during the three months ended August 31, 2024 was primarily the result of increased compensation, as well as higher shipping and information technology costs. The costs associated with our enterprise resource planning system, which was implemented on September 1, 2023, were not fully reflected in the prior year comparable period.

Sales and Marketing

Sales and marketing expenses were $45.8 million during the three months ended August 31, 2024 and 2023, respectively. We experienced higher shipping costs in the current year, as we took over distribution of FSD products from 3M during the second and third quarters of the prior fiscal year. This increase was offset by a decrease in fees paid to 3M for distribution services and lower royalty expense.

General and Administrative

General and administrative were $51.7 million and $45.1 million during the three months ended August 31, 2024 and 2023, respectively. For the Food Safety and Animal Safety segments, expenses were relatively consistent compared to the prior-year period. Within Corporate, increases were driven by compensation and related expenses, primarily due to additional headcount, and higher costs associated with our prior-year enterprise resource planning system implementation. Additionally, there were increases in stock compensation expense compared to the prior-year comparable period, primarily driven by the timing of our annual grant in the current year and increases in equity-based compensation.

General and administrative expenses includes amortization expense relating to definite-lived intangible assets of $23.6 million and $23.7 million during the three months ended August 31, 2024 and 2023, respectively. Estimated amortization expense for fiscal years 2025 through 2029 is expected to be in the range of approximately $91 million to $96 million per year.

Research and Development

Research and development expense was $5.2 million and $6.7 million during the three months ended August 31, 2024 and 2023, respectively. The decrease during the three months ended August 31, 2024 is primarily the result of lower contracted services and employee costs in the Food Safety segment, as we continue to integrate the 3M FSD business and realize synergies in certain areas.

Other Expense

Other expense was $17.9 million and $17.5 million during the three months ended August 31, 2024 and 2023, respectively. The increase in expense was due to a reduction in interest income associated with our money market portfolio balance and an increase in foreign exchange transaction loss as a result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Provision for Income Taxes

Income tax benefit was $3.0 million during the three months ended August 31, 2024 compared to income tax expense of $0.2 million during the three months ended August 31, 2023. The net tax benefit for the quarter is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD acquisition. The OECD Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. We have included in our income tax benefit during the three months ended August 31, 2024, a forecasted amount of top-up tax for our foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 31, 2024 and May 31, 2024 were $3.3 million and $2.7 million, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

Segment Results of Operations

	Three months ended August 31,
	2024	2023	Increase / (Decrease)	% Change
Food Safety	$159,345	$166,278	$(6,933)	(4)%
Animal Safety	57,619	62,709	(5,090)	(8)%
Total Revenues	$216,964	$228,987	$(12,023)	(5)%

Food Safety	$17,905	$22,241	$(4,336)	(19)%
Animal Safety	2,589	8,356	(5,767)	(69)%
Segment Operating Income	$20,494	$30,597	$(10,103)	(33)%
Corporate	(18,237)	(11,462)	(6,775)	59%
Operating Income	$2,257	$19,135	$(16,878)	(88)%

Revenues

Revenue for the Food Safety segment decreased $6.9 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. The decline was primarily due to $9.0 million of currency headwind, partially offset by $1.8 million of growth in the business and a $0.3 million impact from discontinued products. The growth was driven by strength in the indicator testing, culture media and other product category, partially offset by lower sales in the bacterial and general sanitation and natural toxins and allergens product categories.

Revenue for the Animal Safety segment decreased $5.1 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. The decrease included a $4.9 million decline in the business and a $0.2 million impact from discontinued product lines. The decline was driven primarily by lower sales in the biosecurity and animal care and other product categories, as well as lower genomics volume due to a shift to focus primarily on large production animals.

Operating Income

Operating income for the Food Safety segment decreased $4.3 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. The decline was due to lower gross profit and operating expenses that did not decrease at the same rate as the decrease in sales.

Operating income for the Animal Safety segment decreased $5.8 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. The decline was due to lower gross profit and an increase in operating expenses.

The increased Corporate expense related to headcount increases and costs associated with our new enterprise resource planning system, which contributed to the overall decline in operating income.

Non-GAAP Financial Measures

This report includes certain financial information for the Company that differs from what is reported in accordance with U.S. GAAP. These non-GAAP financial measures consist of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. These non-GAAP financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of the Company, and because these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in industries the Company operates in. The Company also uses Adjusted EBITDA as a performance target to establish and award certain executive compensation awards, as disclosed in our proxy statement filed with the Securities and Exchange Commission filed on September 13, 2024.

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
FX translation (gain)/loss on loan revaluation and other revaluation
•
Certain transaction fees and integration costs
•
Severance and other employment costs
•
Contingent consideration adjustments
•
ERP Expense
•
Discontinued product line expense
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

Reconciliation between net (loss) income and EBITDA and Adjusted EBITDA and between net (loss) income margin % and Adjusted EBITDA margin % are as follows:

	Three months ended August 31,
	2024	2023
Net (loss) income	$(12,609)	$1,503
Net (loss) income margin %	-5.8%	0.7%
Income tax (benefit) expense	(3,000)	160
Depreciation and amortization	29,800	28,734
Interest expense, net	17,622	16,666
EBITDA	$31,813	$47,063
Share-based compensation	3,982	2,638
FX transaction gain on loan and other revaluation (1)	(320)	(290)
Certain transaction fees and integration costs (2)	5,122	1,951
Severance and other employment costs	370	559
Contingent consideration adjustments	—	300
ERP expense (3)	1,835	128
Discontinued product line expense (4)	912	20
Adjusted EBITDA	$43,714	$52,369
Adjusted EBITDA margin %	20.1%	22.9%

(1)
Net foreign currency transaction gain associated with the revaluation of foreign denominated intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.
(2)
Includes costs associated with the 3M transaction, including various transition agreements. $4.2 million is included within Cost of Revenues.
(3)
Expenses related to ERP implementation.
(4)
Expenses associated with certain discontinued product lines. Amounts are recorded within Cost of Revenues.

Adjusted EBITDA decreased $8.7 million during the three months ended August 31, 2024. Expressed as a percentage of revenue, Adjusted EBITDA was 20.1% and 22.9% during the three months ended August 31, 2024 and 2023, respectively. The lower Adjusted EBITDA in the current year was driven primarily by lower sales and higher operating expenses compared to the prior-year period.

Financial Condition and Liquidity

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our revolving facility. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

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

As of August 31, 2024, we had cash and cash equivalents of $120.5 million, and borrowings available under our revolving line of credit of $150.0 million.

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150 million (collectively, the “Credit Facilities”). The term loan facility was drawn on August 31, 2022 while the revolving facility remained undrawn and continues to be undrawn as of August 31, 2024. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments.

In July 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due in 2030.

The finance lease is a building lease that is classified within property and equipment and the current portion of debt on the condensed consolidated balance sheets as of August 31, 2024. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

There are no required principal payments through fiscal year 2026. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of August 31, 2024, the Company was in compliance with all financial covenants under the Credit Facilities.

Cash Flows

	Three months ended August 31,
	2024	2023	Increase / (Decrease)
Net Cash (used for) provided by Operating Activities	$(17,914)	$23,009	$(40,923)
Net Cash used for Investing Activities	$(33,662)	$(8,684)	$(24,978)
Net Cash provided by Financing Activities	$979	$1,062	$(83)

Net Cash (used for) provided by Operating Activities

Net cash (used for) provided by operating activities decreased $40.9 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. The decrease is due to a reduction in income from operations and unfavorable changes in working capital. Changes in working capital are as follows:

•
Unfavorable change in Accounts Receivable primarily due to a timing of sales during the three months ended August 31, 2024 and higher days sales outstanding.
•
Unfavorable change in Inventory primarily due to lower sales in the first quarter of the current fiscal year and the buildup of higher-volume inventory items.
•
Unfavorable change in Accounts Payable primarily due to the timing of payments and the impact of exiting the transition distribution agreements.

Net Cash used for Investing Activities

Cash used for investing activities increased $25.0 million during the three months ended August 31, 2024, compared to the three months ended August 31, 2023. The increase was primarily the result of lower proceeds from marketable securities during the three months ended August 31, 2024 compared to the three months ended August 31, 2023 and an increase of purchases of property and equipment of $7.8 million, partially offset by proceeds from the sale of certain property and equipment during the three months ended August 31, 2024.

Net Cash provided by Financing Activities

Cash provided by financing activities was flat during the three months ended August 31, 2024 compared to the three months ended August 31, 2023.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2025 is $85 million. This includes approximately $55 million in capital expenditures related to the integration of the acquired 3M FSD products, the most significant portion of which is related to the construction of, and acquisition of equipment for, our new manufacturing facility in Lansing, Michigan.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We continuously evaluate our exposure to currency exchange and interest rate risk. There have been no meaningful changes in our exposure to risk associated with fluctuations in foreign currency exchange rates and interest rates related to our variable-rate borrowings under the Credit Facilities from that discussed in our Form 10-K.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective because of previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2024.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2024, management identified the following material weaknesses in internal controls over financial reporting that existed as of May 31, 2023 and continued as of May 31, 2024: (1) information technology general controls ("ITGCs") in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting process and the manual business process controls dependent on the affected ITGCs, and (2) ineffective period-end invoice accrual controls.

Ongoing Remediation Efforts to Address the Previously Identified Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2024, management concluded that our internal controls over financial reporting were not effective as of May 31, 2024. Management is in the process of enhancing, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting. The remediation measures to correct the previously identified material weaknesses include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks.

As we continue to evaluate and to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that has led to the material weaknesses that we have identified. The previously identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts described above in connection with the previously identified material weaknesses, no changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 7. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2024. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of the Company’s common stock. The program does not have any scheduled expiration date. As of August 31, 2024, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended August 31, 2024:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 2024	—	—	—	5,900,000
July 2024	—	—	—	5,900,000
August 2024	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable or removed or reserved and have been omitted.

Item 5. Other Information

During the quarterly period ended August 31, 2024, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a) Exhibit Index

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: October 10, 2024

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: October 10, 2024

/s/ David H. Naemura
David H. Naemura
Chief Financial Officer
(Chief Financial Officer)