Form 10-Q
period 2024-11-30
NEOGEN CORP
filed 2025-01-15
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024.

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

As of November 30, 2024 there were 216,944,017 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares)

	November 30, 2024	May 31, 2024
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$140,231	$170,611
Marketable securities	—	325
Accounts receivable, net of allowance of $4,833 and $4,140	164,086	173,005
Inventories
Raw materials	75,376	78,799
Work-in-process	14,096	10,990
Finished goods	128,300	111,839
	217,772	201,628
Less inventory reserve	(19,505)	(12,361)
Inventories, net	198,267	189,267
Prepaid expenses and other current assets	67,863	56,025
Total Current Assets	570,447	589,233
Net Property and Equipment	310,552	277,104
Other Assets
Right of use assets	17,201	14,785
Goodwill (note 5)	1,672,501	2,135,632
Intangible assets, net	1,463,163	1,511,653
Other non-current assets	20,228	20,426
Total Assets	$4,054,092	$4,548,833
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,576	$2,447
Accounts payable	79,574	83,061
Accrued compensation	16,480	19,949
Income tax payable	11,176	10,449
Accrued interest	11,091	10,985
Deferred revenue	5,651	4,632
Other current liabilities	24,647	22,800
Total Current Liabilities	151,195	154,323
Deferred Income Tax Liability	302,405	326,718
Non-Current Debt	889,867	888,391
Other Non-Current Liabilities	41,555	35,259
Total Liabilities	1,385,022	1,404,691
Commitments and Contingencies (note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.16 par value, 315,000,000 shares authorized, 216,944,017 and 216,614,407 shares issued and outstanding	34,712	34,658
Additional paid-in capital	2,592,374	2,583,885
Accumulated other comprehensive loss	(44,745)	(30,021)
Retained earnings	86,729	555,620
Total Stockholders’ Equity	2,669,070	3,144,142
Total Liabilities and Stockholders’ Equity	$4,054,092	$4,548,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except shares)

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Revenues
Product revenues	$207,549	$203,869	$400,067	$408,270
Service revenues	23,709	25,760	48,155	50,346
Total Revenues	231,258	229,629	448,222	458,616
Cost of Revenues
Cost of product revenues	99,837	98,353	197,673	195,312
Cost of service revenues	18,091	14,502	32,293	29,769
Total Cost of Revenues	117,928	112,855	229,966	225,081
Gross Profit	113,330	116,774	218,256	233,535
Operating Expenses
Sales and marketing	46,545	44,832	92,344	90,615
General and administrative	57,771	51,721	109,442	96,842
Goodwill impairment	461,390	—	461,390	—
Research and development	5,108	5,756	10,307	12,478
Total Operating Expenses	570,814	102,309	673,483	199,935
Operating (Loss) Income	(457,484)	14,465	(455,227)	33,600
Other Expense
Interest income	774	1,863	1,767	3,653
Interest expense	(18,141)	(18,032)	(36,756)	(36,488)
Other, net	(1,721)	(2,043)	(1,965)	(2,849)
Total Other Expense	(19,088)	(18,212)	(36,954)	(35,684)
Loss Before Taxes	(476,572)	(3,747)	(492,181)	(2,084)
Income Tax Benefit	(20,290)	(260)	(23,290)	(100)
Net Loss	$(456,282)	$(3,487)	$(468,891)	$(1,984)
Net Loss Per Share
Basic	$(2.10)	$(0.02)	$(2.16)	$(0.01)
Diluted	$(2.10)	$(0.02)	$(2.16)	$(0.01)
Weighted Average Shares Outstanding
Basic	216,813,788	216,410,493	216,754,244	216,359,511
Diluted	216,813,788	216,410,493	216,754,244	216,359,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Net loss	$(456,282)	$(3,487)	$(468,891)	$(1,984)
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(14,576)	1,455	(12,117)	4,678
Unrealized gain on marketable securities (1)	—	264	—	840
Unrealized gain (loss) on derivative instruments (2)	1,252	(351)	(2,607)	2,605
Other comprehensive (loss) income, net of tax:	(13,324)	1,368	(14,724)	8,123
Total comprehensive (loss) income	$(469,606)	$(2,119)	$(483,615)	$6,139

(1) Amounts are net of tax of $84 and 267 during the three and six months ended November 30, 2023, respectively.

(2) Amounts are net of tax of $395 and $(111) during the three months ended November 30, 2024 and 2023 and $(823) and $822 during the six months ended November 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142
Exercise of options, RSUs and share-based compensation expense	4,854	1	4,017	—	—	4,018
Issuance of shares under employee stock purchase plan	78,877	13	1,028	—	—	1,041
Net loss	—	—	—	—	(12,609)	(12,609)
Other comprehensive loss	—	—	—	(1,400)	—	(1,400)
August 31, 2024	216,698,138	$34,672	$2,588,930	$(31,421)	$543,011	$3,135,192
Exercise of options, RSUs and share-based compensation expense	245,879	40	3,444	—	—	3,484
Net loss	—	—	—	—	(456,282)	(456,282)
Other comprehensive income	—	—	—	(13,324)	—	(13,324)
Balance, November 30, 2024	216,944,017	$34,712	$2,592,374	$(44,745)	$86,729	$2,669,070

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Exercise of options, RSUs and share-based compensation expense	2,591	—	2,661	—	—	2,661
Issuance of shares under employee stock purchase plan	62,490	11	1,028	—	—	1,039
Net income	—	—	—	—	1,503	1,503
Other comprehensive income	—	—	—	6,755	—	6,755
August 31, 2023	216,310,582	$34,610	$2,571,517	$(26,496)	$566,544	$3,146,175
Exercise of options and share-based compensation expense	209,714	34	3,477	—	—	3,511
Net loss	—	—	—	—	(3,487)	(3,487)
Other comprehensive income	—	—	—	1,368	—	1,368
November 30, 2023	216,520,296	$34,644	$2,574,994	$(25,128)	$563,057	$3,147,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended November 30,
	2024	2023
Cash Flows provided by Operating Activities
Net loss	$(468,891)	$(1,984)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	59,849	58,203
Deferred income taxes	(23,924)	1,178
Share-based compensation	8,801	6,150
Loss on disposal of property and equipment	164	38
Amortization of debt issuance costs	1,720	1,720
Goodwill and other asset impairment	468,718	716
Other	(261)	—
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	5,332	3,633
Inventories, net	(17,398)	(25,929)
Prepaid expenses and other current assets	(16,675)	(29,896)
Accounts payable and accrued liabilities	2,166	34,950
Interest expense accrual	106	(164)
Change in other non-current assets and non-current liabilities	2,632	(9,892)
Net Cash provided by Operating Activities	22,339	38,723
Cash Flows (used for) provided by Investing Activities
Purchases of property, equipment and other non-current intangible assets	(55,590)	(55,046)
Proceeds from the maturities of marketable securities	325	57,828
Proceeds from the sale of property and equipment and other	4,446	70
Net Cash (used for) provided by Investing Activities	(50,819)	2,852
Cash Flows (used for) provided by Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	1,182	1,230
Tax payments related to share-based awards	(1,439)	(89)
Repayment of finance lease and other	(173)	(389)
Net Cash (used for) provided by Financing Activities	(430)	752
Effects of Foreign Exchange Rate on Cash	(1,470)	198
Net (Decrease) Increase in Cash and Cash Equivalents	(30,380)	42,525
Cash and Cash Equivalents, Beginning of Year	170,611	163,240
Cash and Cash Equivalents, End of Year	$140,231	$205,765
Supplemental cash flow information
Right of use assets obtained in exchange for new operating lease liabilities	$5,802	$2,198

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

In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The results of operations during the three and six months ended November 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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
•
Neogen Analytics; and
•
Other commercial laboratory services.

Revenues for Neogen’s genomics and commercial laboratory services are recognized and invoiced when the applicable laboratory service is performed and the results are conveyed to the customer. Revenues for Neogen Analytics is earned ratably over the term of the underlying agreement.

Payment terms for products and services are generally 30 to 90 days.

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are recorded within deferred revenue on the condensed consolidated balance sheets. Changes in the balances relate primarily to sales of the Company's genomics services and Neogen Analytics.

The following table summarizes contract liabilities by period:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Beginning balance	$5,635	$3,789	$4,632	$4,616
Additions	4,326	4,121	7,404	5,978
Recognized into revenue	(4,310)	(3,231)	(6,385)	(5,915)
Ending balance	$5,651	$4,679	$5,651	$4,679

The following table presents disaggregated revenue by major product and service categories during the three and six months ended November 30, 2024 and 2023:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Food Safety
Natural Toxins & Allergens	$20,508	$21,110	$40,884	$43,378
Bacterial & General Sanitation	42,536	42,774	82,435	87,998
Indicator Testing, Culture Media & Other	83,263	83,758	164,966	165,644
Biosecurity Products	12,123	10,954	23,902	22,044
Genomics Services	5,808	5,807	11,396	11,617
	$164,238	$164,403	$323,583	$330,681
Animal Safety
Life Sciences	$1,627	$1,677	$3,360	$3,338
Veterinary Instruments & Disposables	17,274	16,937	29,797	29,869
Animal Care & Other	9,775	8,985	16,454	17,160
Biosecurity Products	21,924	19,953	42,730	42,639
Genomics Services	16,420	17,674	32,298	34,929
	67,020	65,226	124,639	127,935
Total Revenues	$231,258	$229,629	$448,222	$458,616

3. NET LOSS PER SHARE

Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share was computed using the treasury stock method by dividing net loss by the weighted average number of shares of common stock outstanding.

The calculation of net loss per share follows:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Numerator for basic and diluted net loss per share:
Net loss attributable to Neogen	$(456,282)	$(3,487)	$(468,891)	$(1,984)
Denominator for basic net loss per share:
Weighted average shares	216,813,788	216,410,493	216,754,244	216,359,511
Effect of dilutive stock options and RSUs	—	—	—	—
Denominator for diluted net loss per share	216,813,788	216,410,493	216,754,244	216,359,511
Net loss per share:
Basic	$(2.10)	$(0.02)	$(2.16)	$(0.01)
Diluted	$(2.10)	$(0.02)	$(2.16)	$(0.01)

Due to the net loss reported for the three and six months ended November 30, 2024 and the three and six months ended November 30, 2023, the dilutive stock options and RSUs were anti-dilutive.

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

Many of our international operations originally focused on the Company’s food safety products, and each of these units reports through the Food Safety segment. In recent years, these operations have expanded to offer the Company’s complete line of products and services, including those usually associated with the Animal Safety segment such as biosecurity products, veterinary instruments and genomics services. These additional products and services are managed and directed by existing management and are reported through the Food Safety segment.

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended November 30, 2024
Product revenues to external customers	$156,949	$50,600	$—	$207,549
Service revenues to external customers	7,289	16,420	—	23,709
Total revenues to external customers	$164,238	$67,020	$—	$231,258
Operating (loss) income	$(436,798)	$(362)	$(20,324)	$(457,484)
Total assets	$3,575,728	$338,133	$140,231	$4,054,092

As of and during the three months ended November 30, 2023
Product revenues to external customers	$156,317	$47,552	$—	$203,869
Service revenues to external customers	8,086	17,674	—	25,760
Total revenues to external customers	$164,403	$65,226	$—	$229,629
Operating income (loss)	$24,329	$7,739	$(17,603)	$14,465
Total assets	$4,029,108	$341,919	$231,388	$4,602,415
(1)
Includes corporate assets, including cash and cash equivalents, current and deferred tax accounts and overhead expenses not allocated to specific business segments, and excludes intersegment transactions.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the six months ended November 30, 2024
Product revenues to external customers	$307,726	$92,341	$—	$400,067
Service revenues to external customers	15,857	32,298	—	48,155
Total revenues to external customers	$323,583	$124,639	$—	$448,222
Operating (loss) income	$(418,893)	$2,227	$(38,561)	$(455,227)

As of and during the six months ended November 30, 2023
Product revenues to external customers	$315,264	$93,006	$—	$408,270
Service revenues to external customers	15,417	34,929	—	50,346
Total revenues to external customers	$330,681	$127,935	$—	$458,616
Operating income (loss)	$46,570	$16,095	$(29,065)	$33,600
(1)
Excludes intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Domestic	$113,761	$113,554	$218,144	$224,622
International	117,497	116,075	230,078	233,994
Total revenue	$231,258	$229,629	$448,222	$458,616

5. GOODWILL

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
May 31, 2024	$2,054,205	$81,427	$2,135,632
Impairment	(461,175)	-	(461,175)
Foreign currency translation and other	(1,755)	(201)	(1,956)
November 30, 2024	$1,591,275	$81,226	$1,672,501

In the second quarter of fiscal year 2025, the Company identified that the impact of integration challenges and end market conditions on the recent overall financial performance of the Food Safety reporting unit represented a triggering event to test goodwill within that reporting unit for impairment as of September 1, 2024. Management utilized a third-party to quantitatively assess its Food Safety reporting unit. Fair value of the reporting unit was estimated based on a combination of an income-based approach, consisting of a discounted cash flows analysis, and a market-based approach, consisting of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. The inputs to the fair value are defined in the fair value hierarchy as Level 3 inputs. Based on the results of the analysis, the carrying value of the Food Safety reporting unit exceeded its fair value as of September 1, 2024. Accordingly, an impairment charge of $461,390 was recorded. Differences in the balance sheet change and impairment charge are due to foreign exchange.

6. RESTRUCTURING

The Company regularly evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented certain restructuring initiatives, including consolidation of facilities throughout the world and rationalization of its operations. In the second quarter of fiscal year 2025, management initiated a restructuring plan primarily designed to focus the end market exposure and streamline the operations of the Company's global genomics business.

The Company’s restructuring charges consist of severance payments, costs for outplacement services, and post-employment benefits (collectively, “employee separation costs”), other related exit costs and asset impairment charges related to restructuring activities. These amounts are partially recorded within cost of service revenues and partially recorded within general and administrative expense on the condensed consolidated statements of operations.

Restructuring charges by segment were as follows:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Food Safety	$1,504	$49	$1,636	$216
Animal Safety	7,077	1,330	7,077	1,330
Corporate	987	477	1,225	869
Total	$9,568	$1,856	$9,938	$2,415

Restructuring activity for the six months ended November 30, 2024 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2024	-	-	-
Expense	1,983	7,955	9,938
Cash Payments	(516)	(627)	(1,143)
Asset impairments and other	-	(7,328)	(7,328)
Balance as of November 30, 2024	1,467	-	1,467

7. INCOME TAXES

Income tax benefit was $20,290 and $23,290 during the three and six months ended November 30, 2024, respectively. Income tax benefit was $260 and $100 during the three and six months ended November 30, 2023. The net tax benefit for the quarter is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD acquisition. Additionally, the Company recognized an income tax benefit of $9,225 during the quarter as a result of a goodwill impairment charge. The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. The Company is closely monitoring developments and evaluating the impact these new rules will have on its tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, the Company has included a forecasted amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives, in its income tax benefit for the three and six months ended November 30, 2024.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2024 and May 31, 2024 were $3,691 and $2,739, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs, when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. These annual remediation costs are expensed and have ranged from $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs is $916 as of both November 30, 2024 and May 31, 2024, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources ("WDNR"), and is currently working with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. In fiscal 2022, in collaboration with the WDNR, the Company initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability as of November 30, 2024, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

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

Derivatives Not Designated as Hedging Instruments

The Company forecasts its net exposure in various receivables and payables to fluctuations in the value of various currencies, and has entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in other income in our condensed consolidated statements of operations. The notional amount of forward contracts in place was $88,753 and $70,315 as of November 30, 2024 and May 31, 2024, respectively, and consisted of hedges of transactions up to January 2025.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2024	May 31, 2024
Foreign currency forward contracts, net	Other current liabilities	$323	$265

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three months ended November 30,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2024	2023
Foreign currency forward contracts	Other income (expense)	$349	$(221)

		Six months ended November 30,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2024	2023
Foreign currency forward contracts	Other expense	$(285)	$(541)

Derivatives Designated as Hedging Instruments

In November 2022, the Company entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. In accordance with the agreement, the notional value decreased to $200,000 in November 2024. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, the Company pays a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of November 30, 2024 and May 31, 2024 was a net (liability) asset of ($978) and $2,451, respectively. The Company expects to reclassify a $109 gain of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2024	May 31, 2024
Interest rate swap – current	Other current assets	$144	$2,222
Interest rate swap – non-current	Other (non-current liabilities) non-current assets	$(1,121)	$229

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

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023

Accumulated other comprehensive loss, beginning balance	$(31,421)	$(26,496)	$(30,021)	$(33,251)

Foreign currency translation adjustment
Balance at beginning of period	$(29,426)	$(27,062)	$(31,885)	$(30,285)
Other comprehensive (loss) gain before reclassifications	(14,576)	1,455	(12,117)	4,678
Balance at end of period	$(44,002)	$(25,607)	$(44,002)	$(25,607)

Marketable securities
Balance at beginning of period	$-	$(351)	$-	$(927)
Other comprehensive loss before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	264	-	840
Balance at end of period	$-	$(87)	$-	$(87)

Fair value of derivatives change
Balance at beginning of period	$(1,995)	$917	$1,864	$(2,039)
Other comprehensive gain (loss) before reclassifications	1,644	229	(1,627)	3,708
Amounts reclassified from accumulated other comprehensive loss	(392)	(580)	(980)	(1,103)
Balance at end of period	$(743)	$566	$(743)	$566

Accumulated other comprehensive loss, ending balance	$(44,745)	$(25,128)	$(44,745)	$(25,128)

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

Trends and Uncertainties

In prior years, production was negatively impacted by broad supply chain challenges and labor market disruptions. Additionally, input cost inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal 2024, despite a slowing rate of inflation, there were economic headwinds of softening consumer demand and higher interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal 2023, as a way to combat inflation. This increased our borrowing costs and raised the overall cost of capital. Although the federal funds rate was reduced in 2024 and there are indications of future rate cuts, the overall interest rate we pay on our Credit Facilities remains higher than when the debt was incurred in 2022, which increases interest expense on the unhedged portion of our Term Loan. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in the prior two fiscal years. The impact of inflation continues to affect us in the current fiscal year, although at a lower rate compared to prior fiscal years.

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition distribution agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, however, the impact of lost market share stemming from these fulfillment issues has continued in fiscal year 2025. Also in fiscal year 2025, we have experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility.

However, we expect these delays to be resolved and reach historical production levels in the second half of the fiscal year.

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

Within the Food Safety industry, the end market continues to have a resulting lower level of food production, partly due to significant inflation in food prices. However, there has been gradual end market improvement that has coincided with an increasing focus on food safety from both consumers and regulators. Within Animal Safety, the industry is at or near cyclical lows in the end market and. As a result, we are optimistic about future growth of revenue in the segment, particularly if the distribution channel begins to meaningfully restock inventory.

The restructuring actions undertaken in our Genomics business have resulted in the voluntary attrition of additional revenue, following the shift in focus already made away from smaller production animals. A portion of our Genomics business also serves the companion animal market, which has been experiencing weakness recently, primarily due to the impact of continued inflation and a lower number of pet adoptions.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us throughout fiscal year 2025.

Critical Accounting Estimates

During the second quarter of fiscal year 2025, we incurred a goodwill impairment charge of $461.4 million associated with our Food Safety reporting unit. Subsequent to the goodwill impairment charge, the fair value of this reporting unit approximated its carrying value. The fair value of the reporting unit is estimated based on a combination of an income approach, which utilizes discounted cash flows and a market approach, which utilizes pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. The rate used to discount the cash flows under the income approach was 10.0%. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, market comparables, future cash flows of the reporting unit, and appropriate discount and long-term growth rates.

A decline in the actual cash flows of the Food Safety reporting unit in future periods, as compared to the projected cash flows used in the valuation, could result in the carrying value of this reporting unit exceeding its fair value. Further, a change in market comparables, discount rate or long-term growth rate, as a result of a change in economic conditions or otherwise could result in the carrying value of this reporting unit exceeding its fair value, which would result in an additional impairment charge.

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended May 31, 2024 and did not materially change during the three months ended November 30, 2024.

Executive Overview

	Three months ended November 30,			Six months ended November 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Total Revenues	$231,258	$229,629	$1,629	$448,222	$458,616	$(10,394)
Cost of Revenues	117,928	112,855	5,073	229,966	225,081	4,885
Gross Profit	113,330	116,774	(3,444)	218,256	233,535	(15,279)
Operating Expenses
Sales and marketing	46,545	44,832	1,713	92,344	90,615	1,729
General and administrative	57,771	51,721	6,050	109,442	96,842	12,600
Goodwill impairment	461,390	—	461,390	461,390	—	461,390
Research and development	5,108	5,756	(648)	10,307	12,478	(2,171)
Total Operating Expenses	570,814	102,309	468,505	673,483	199,935	473,548
Operating (Loss) Income	(457,484)	14,465	(471,949)	(455,227)	33,600	(488,827)
Other Expense
Interest income	774	1,863	(1,089)	1,767	3,653	(1,886)
Interest expense	(18,141)	(18,032)	(109)	(36,756)	(36,488)	(268)
Other expense, net	(1,721)	(2,043)	322	(1,965)	(2,849)	884
Total Other Expense	(19,088)	(18,212)	(876)	(36,954)	(35,684)	(1,270)
Loss Before Taxes	(476,572)	(3,747)	(472,825)	(492,181)	(2,084)	(490,097)
Income Tax Benefit	(20,290)	(260)	(20,030)	(23,290)	(100)	(23,190)
Net Loss	$(456,282)	$(3,487)	$(452,795)	$(468,891)	$(1,984)	$(466,907)

Results of Operations

Revenues

Revenue increased $1.6 million during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase included $8.1 million growth in the business offset by a $5.8 million unfavorable foreign exchange rate impact and a $0.7 million unfavorable impact due to discontinued product lines. The increase in the business was driven by new sales in the food quality and nutritional analysis product line paired with continued strength in indicator testing and rodent control product lines and higher sales of our hygiene monitoring product line. These were partially offset by reduced sales of sample collection products due to production constraints and lower genomics volume due primarily to weakness in the companion animal market.

Revenue decreased $10.4 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023. The decrease included a $14.7 million unfavorable foreign exchange rate impact and a $0.6 million unfavorable impact due to discontinued product lines, offset by $4.9 million growth in the business. The year-to-date increase in the business was driven by continued strength in indicator testing paired with new sales in the food quality and nutritional analysis product line. These increases were partially offset by production constraints within the sample collection product line and lower genomics volume, which was impacted by a shift to focus on large production animals and weakness in the companion animal market.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets, was $23.7 million and $48.2 million during the three and six months ended November 30, 2024 and $25.8 million and $50.3 million during the three and six months ended November 30, 2023, respectively. The decrease in the three and six months ended November 30, 2024 was primarily due to lower genomics sales into the companion animal market, as well as lower sales into the domestic poultry market, primarily due to a shift in focus towards large production animals, offset by an increase in genomics sales into beef markets.

International Revenue

International sales were $117.5 million and $230.1 million during the three and six months ended November 30, 2024 and $116.1 million and $234.0 million during the three and six months ended November 30, 2023, respectively. The increase during the three months ended November 30, 2024 was driven by increases in the Asia Pacific and European regions, partially offset by decreases in the Latin American and South American regions. The decrease during the six months ended November 30, 2024 was due to $14.7 million of currency headwinds, partially offset by strength in Petrifilm® indicator sales.

Gross Margin

Gross margin was 49.0% and 48.7% during the three and six months ended November 30, 2024 and 50.9% during the three and six months ended November 30, 2023, respectively. The decrease in margin during the three month period was primarily due to $4.8 million of restructuring charges. The decrease in margin during the six month period was primarily due to higher freight costs in the current year and $4.8 million of restructuring charges. Additionally, a volume decline in the first quarter contributed to the lower gross margin for the year-to-date period.

Operating Expenses

Sales and Marketing

Sales and marketing expenses were $46.5 million and $92.3 million during the three and six months ended November 30, 2024 and $44.8 million and $90.6 million during the three and six months ended November 30, 2023, respectively. We experienced higher shipping costs in the current year, as we experienced higher shipping rates and took over distribution of FSD products from 3M during the second and third quarters of the prior fiscal year. This increase was partially offset by a decrease in fees paid to 3M for distribution services and lower royalty expense.

General and Administrative

General and administrative were $57.8 million and $109.4 million during the three and six months ended November 30, 2024 and $51.7 million and $96.8 million during the three and six months ended November 30, 2023, respectively. For the Food Safety segment, expenses were relatively consistent compared to the prior-year comparable periods. For the Animal Safety segment, an increase in expense was attributable to restructuring charges, which were primarily incurred in the second quarter of the current fiscal year. Corporate expense has increased primarily due to additional headcount and higher costs associated with our prior-year enterprise resource planning system implementation.

General and administrative expenses includes amortization expense relating to definite-lived intangible assets of $23.6 million and $47.2 million during the three and six months ended November 30, 2024 and $23.7 million and $47.4 million during the three and six months ended November 30, 2023, respectively. Estimated amortization expense for fiscal years 2025 through 2029 is expected to be in the range of approximately $91 million to $96 million per year.

Goodwill Impairment

During the three and six months ended November 30, 2024, we recorded a goodwill impairment charge of $461.4 million within our Food Safety reporting unit. There were no goodwill impairment charges recorded during the three and six months ended November 30, 2023.

Research and Development

Research and development expense was $5.1 million and $10.3 million during the three and six months ended November 30, 2024 and $5.8 million and $12.5 million during the three and six months ended November 30, 2023, respectively. The decrease during the three and six months ended November 30, 2024 is primarily the result of lower contracted services and employee costs in the Food Safety segment, as we continue to integrate the 3M FSD business and realize synergies in certain areas.

Other Expense

Other expense was $19.1 million and $37.0 million during the three months ended November 30, 2024 and $18.2 million and $35.7 million during the three and six months ended November 30, 2023, respectively. The increase in expense during both comparable periods was due to a reduction in interest income associated with our declining money market portfolio balance and a decrease in foreign exchange transaction loss as a result of changes in the value of foreign currencies relative to the U.S. dollar in countries in which we operate.

Provision for Income Taxes

Income tax benefit was $20.3 million and $23.3 million during the three and six months ended November 30, 2024 compared to income tax benefit of $0.3 million and $0.1 million during the three and six months ended November 30, 2023. The net tax benefit for the quarter is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD acquisition. Additionally, we recognized an income tax benefit of $9.2 million during the quarter as a result of a goodwill impairment charge. The OECD Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. We are closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, we have included a forecasted amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives, in our income tax benefit for the three and six months ended November 30, 2024.

Segment Results of Operations

	Three months ended November 30,
	2024	2023	Increase / (Decrease)	% Change
Food Safety	$164,238	$164,403	$(165)	(0)%
Animal Safety	67,020	65,226	1,794	3%
Total Revenues	$231,258	$229,629	$1,629	1%

Food Safety	$(436,798)	$24,329	$(461,127)	(1895)%
Animal Safety	(362)	7,739	(8,101)	(105)%
Segment Operating (Loss) Income	$(437,160)	$32,068	$(469,228)	(1463)%
Corporate	(20,324)	(17,603)	(2,721)	15%
Operating Income	$(457,484)	$14,465	$(471,949)	(3263)%

	Six months ended November 30,
	2024	2023	Increase / (Decrease)	% Change
Food Safety	$323,583	$330,681	$(7,098)	(2)%
Animal Safety	124,639	127,935	(3,296)	(3)%
Total Revenues	$448,222	$458,616	$(10,394)	(2)%

Food Safety	$(418,893)	$46,570	$(465,463)	(999)%
Animal Safety	2,227	16,095	(13,868)	(86)%
Segment Operating (Loss) Income	$(416,666)	$62,665	$(479,331)	(765)%
Corporate	(38,561)	(29,065)	(9,496)	33%
Operating Income	$(455,227)	$33,600	$(488,827)	(1455)%

Revenues

Revenue for the Food Safety segment decreased $0.2 million during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The decrease was primarily due to $5.9 million of currency headwind and $0.3 million from discontinued product lines, partially offset by $6.0 million of growth in the business. The increase in the business was driven by new sales in the food quality and nutritional analysis product line, continued strength in sales of indicator products and higher sales of hygiene monitoring products. These increases were partially offset by lower sales from the sample collection product line due to production constraints.

Revenue for the Food Safety segment decreased $7.1 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023. The decrease was primarily due to $14.9 million of currency headwind, partially offset by $7.8 million of growth in the business. The growth in the business was driven by continued strength in indicator testing paired with new sales in the food quality and nutritional analysis product line and was partially offset by production constraints impacting the sample collection product line.

Revenue for the Animal Safety segment increased $1.8 million during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The increase was primarily due to $2.1 million growth in the business and $0.2 million of a favorable currency impact, partially offset by a $0.5 million impact from discontinued product lines. The growth in the business was related to continued strength in rodent control products paired with higher sales of animal care products affected by supply constraints in the prior periods. These increases were partially offset by lower genomics volume due primarily to weakness in the companion animal market.

Revenue for the Animal Safety segment decreased $3.3 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023. The decrease was primarily due to $2.8 million decline in the business and a $0.7 million impact from discontinued product lines, partially offset by a $0.2 million favorable currency impact. The decline in the business driven by lower genomics volume due to a shift to focus primarily on large production animals and weakness in the companion animal market, and lower sales in the first quarter of insect control and cleaners and disinfectants product lines. These decreases were partially offset by strength in rodent control products.

Operating Income

Operating income for the Food Safety segment decreased $461.1 million during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. When normalizing for the goodwill impairment charge of $461.4 million, operating income increased $0.3 million. The increase was due to growth in the business, which was nearly entirely offset by adverse foreign currency impacts.

Operating income for the Food Safety segment decreased $465.5 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023. When normalizing for the goodwill impairment charge of $461.4 million, operating income decreased $4.1 million. The decrease was primarily attributable to the first quarter of the fiscal year and a result of lower gross profit and operating expenses that did not decrease at the same rate as the decrease in sales.

Operating income for the Animal Safety segment decreased $8.1 million during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. The decline was due to $7.1 million of restructuring charges, which impacted both gross profit and operating expenses.

Operating income for the Animal Safety segment decreased $13.9 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023.The decline was due to a decrease in sales in the first quarter of the fiscal year and restructuring charges incurred primarily in the second quarter of the fiscal year, which impacted both gross profit and operating expenses.

The increased Corporate expense during each comparable period related to headcount increases, increases in equity-based compensation and costs associated with our new enterprise resource planning system.

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
Goodwill impairment
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

Reconciliation between net loss and EBITDA and Adjusted EBITDA and between net loss margin % and Adjusted EBITDA margin % are as follows:

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Net loss	$(456,282)	$(3,487)	$(468,891)	$(1,984)
Net loss margin %	-197.3%	-1.5%	-104.6%	-0.4%
Income tax benefit	(20,290)	(260)	(23,290)	(100)
Depreciation and amortization	30,049	29,469	59,849	58,203
Interest expense, net	17,367	16,169	34,989	32,835
EBITDA	$(429,156)	$41,891	$(397,343)	$88,954
Share-based compensation	4,819	3,512	8,801	6,150
FX transaction loss on loan and other revaluation (1)	384	1,002	64	712
Certain transaction fees and integration costs (2)	3,593	4,688	8,715	6,639
Restructuring (3)	9,568	1,856	9,938	2,415
Goodwill impairment	461,390	—	461,390	—
Contingent consideration adjustments	—	150	—	450
ERP expense (4)	716	2,075	2,551	2,203
Discontinued product line expense (5)	—	—	912	20
Other	67	(74)	67	(74)
Adjusted EBITDA	$51,381	$55,100	$95,095	$107,469
Adjusted EBITDA margin %	22.2%	24.0%	21.2%	23.4%

(1)
Net foreign currency transaction gain associated with the revaluation of foreign denominated intercompany loans established in connection with the 3M Food Safety transaction and other non-hedged foreign currency revaluation resulting from 3M agreements.
(2)
Includes costs associated with the 3M transaction, including various transition agreements and other related integration costs.
(3)
Severance, non-cash impairment, and other related exit costs primarily associated with a reduction in our global genomics business.
(4)
Expenses related to ERP implementation.
(5)
Expenses associated with certain discontinued product lines.

Adjusted EBITDA decreased $3.7 million and $12.4 million during the three and six months ended November 30, 2024. Expressed as a percentage of revenue, Adjusted EBITDA was 22.2% and 21.2% during the three and six months ended November 30, 2024 and 24.0% and 23.4% during the three and six months ended November 30, 2023 2023, respectively. The lower Adjusted EBITDA in the current year was driven primarily by lower sales and higher operating expenses compared to the prior-year period.

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

As of November 30, 2024, we had cash and cash equivalents of $140.2 million, and borrowings available under our revolving line of credit of $150.0 million.

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150 million (collectively, the “Credit Facilities”). The term loan facility was drawn on August 31, 2022 while the revolving facility remained undrawn and continues to be undrawn as of November 30, 2024. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 and the termination of the revolving commitments.

In July 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due in 2030.

The finance lease is a building lease that is classified within property and equipment and the current portion of debt on the condensed consolidated balance sheets as of November 30, 2024. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

There are no required principal payments through fiscal year 2026. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of November 30, 2024, the Company was in compliance with all financial covenants under the Credit Facilities.

Cash Flows

	Six months ended November 30,
	2024	2023	Decrease
Net Cash provided by Operating Activities	$22,339	$38,723	$(16,384)
Net Cash (used for) provided by Investing Activities	$(50,819)	$2,852	$(53,671)
Net Cash (used for) provided by Financing Activities	$(430)	$752	$(1,182)

Net Cash provided by Operating Activities

Net cash provided by operating activities decreased $16.4 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023. The decrease is due to a reduction in income from operations and a lower net inflow due to changes in accounts payable. In the prior year comparable period, accounts payable was elevated in preparation for our exit of transition distribution service agreements and stocking of FSD inventory.

Net Cash (used for) provided by Investing Activities

Cash used for investing activities increased $53.7 million during the six months ended November 30, 2024, compared to the six months ended November 30, 2023. The increase was primarily the result of lower proceeds from marketable securities in the current year periods. Capital expenditures were $55.6 million and $55.0 million during the six months ended November 30, 2024 and 2023, respectively.

Net Cash (used for) provided by Financing Activities

Cash used by financing activities increased $1.2 million during the six months ended November 30, 2024 compared to the six months ended November 30, 2023. The net outflow was primarily due to taxes paid on employees' share-based compensation.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2025 is $85 million. This includes approximately $55 million in capital expenditures related to integration of the acquired 3M FSD products, the most significant portion of which is related to the construction of, and acquisition of equipment for, our new manufacturing facility in Lansing, Michigan.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As a result of management’s assessment of the Company’s internal control over financial reporting, we have concluded that as of November 30, 2024, the Company had deficiencies in the control activities and information and communication components of the COSO Framework that constitute material weaknesses, either individually or in aggregate.

Control Activities

We did not design, implement, and/or operate effective control activities across substantially all of the Company’s business and financial reporting processes to adequately achieve, complete and accurate financial accounting, reporting, and disclosures based on the criteria established in the COSO Framework and we identified deficiencies in the principles associated with the control activities component of the COSO Framework. The following items contributed to the material weakness in control activities, either individually or in aggregate:

•
Management did not maintain effective controls over period-end invoice accruals that are designed to ensure the completeness and accuracy of accrued expenses and accrued capital assets.
•
Management did not maintain effective management review controls to adequately support certain assumptions applied in its goodwill valuation analysis.

Information and Communication

We did not consistently generate or provide adequate quality supporting information and communication based on the criteria established in the COSO Framework and we identified deficiencies in the principles associated with the information and communication component of the COSO Framework. The following were contributing factors to the material weakness in information and communication:

•
Management did not maintain adequate information technology general controls in the areas of user access and change management over certain information technology systems that support the Company’s financial reporting process.
•
Management did not consistently retain information and documentation to adequately support the functions of internal control, including controls over information produced by the entity used in connection with control activities.

•
Management did not adequately communicate information internally to enable personnel to sufficiently understand internal control responsibilities.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2024.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with US GAAP, we have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with US GAAP.

Ongoing Remediation Efforts

Management is in the process of implementing, and will continue to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. Our remediations actions include:

•
Enhancing the design and implementation of existing control activities and developing new control activities as needed to address identified risks;
•
Enhancing internal controls documentation, including retaining adequate documentary evidence for certain management review controls and maintaining evidence of precise review procedures performed to demonstrate effective operation of internal controls;
•
Expanding, enhancing, and formalizing comprehensive accounting, business operations, and information technology policies and procedures;
•
Developing a training program and educating control owners concerning the principles of the Internal Control - Integrated Framework (2013) issued by COSO;
•
Hiring qualified personnel and outside resources to support enhanced control ownership and internal communications, including the hiring of a full time SOX PMO Manager.

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts in connection with the material weaknesses described above, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 8. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2024. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of the Company’s common stock. The program does not have any scheduled expiration date. As of November 30, 2024, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended November 30, 2024:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 2024	—	—	—	5,900,000
October 2024	—	—	—	5,900,000
November 2024	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable or removed or reserved and have been omitted.

Item 5. Other Information

During the quarterly period ended November 30, 2024, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Dated: January 15, 2025

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: January 15, 2025

/s/ David H. Naemura
David H. Naemura
Chief Financial Officer
(Chief Financial Officer)