Form 10-Q
period 2025-02-28
NEOGEN CORP
filed 2025-04-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025.

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

As of February 28, 2025 there were 217,038,267 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares)

	February 28, 2025	May 31, 2024
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$127,705	$170,611
Marketable securities	—	325
Accounts receivable, net of allowance of $5,305 and $4,140	160,068	173,005
Inventories
Raw materials	75,047	78,799
Work-in-process	14,305	10,990
Finished goods	136,250	111,839
	225,602	201,628
Less inventory reserve	(20,160)	(12,361)
Inventories, net	205,442	189,267
Prepaid expenses and other current assets	58,498	56,025
Total Current Assets	551,713	589,233
Net Property and Equipment	327,838	277,104
Other Assets
Right of use assets	17,314	14,785
Goodwill (note 5)	1,671,705	2,135,632
Intangible assets, net	1,439,237	1,511,653
Other non-current assets	28,529	20,426
Total Assets	$4,036,336	$4,548,833
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of finance lease	$2,501	$2,447
Accounts payable	72,240	83,061
Accrued compensation	18,335	19,949
Income tax payable	12,924	10,449
Accrued interest	3,438	10,985
Deferred revenue	5,769	4,632
Other current liabilities	25,993	22,800
Total Current Liabilities	141,200	154,323
Deferred Income Tax Liability	301,053	326,718
Non-Current Debt	890,605	888,391
Other Non-Current Liabilities	43,131	35,259
Total Liabilities	1,375,989	1,404,691
Commitments and Contingencies (note 8)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.16 par value, 315,000,000 shares authorized, 217,038,267 and 216,614,407 shares issued and outstanding	34,725	34,658
Additional paid-in capital	2,597,540	2,583,885
Accumulated other comprehensive loss	(47,690)	(30,021)
Retained earnings	75,772	555,620
Total Stockholders’ Equity	2,660,347	3,144,142
Total Liabilities and Stockholders’ Equity	$4,036,336	$4,548,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except shares)

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Revenues
Product revenues	$196,488	$202,178	$596,555	$610,448
Service revenues	24,492	26,634	72,647	76,980
Total Revenues	220,980	228,812	669,202	687,428
Cost of Revenues
Cost of product revenues	95,815	98,144	293,488	293,456
Cost of service revenues	14,900	13,785	47,193	43,554
Total Cost of Revenues	110,715	111,929	340,681	337,010
Gross Profit	110,265	116,883	328,521	350,418
Operating Expenses
Sales and marketing	44,595	47,920	136,939	138,535
General and administrative	55,782	52,087	165,224	148,929
Goodwill impairment	—	—	461,390	—
Research and development	4,473	4,853	14,780	17,331
Total Operating Expenses	104,850	104,860	778,333	304,795
Operating Income (Loss)	5,415	12,023	(449,812)	45,623
Other Expense
Interest income	699	1,612	2,466	5,265
Interest expense	(17,737)	(18,285)	(54,493)	(54,773)
Other, net	1,896	(1,172)	(69)	(4,021)
Total Other Expense	(15,142)	(17,845)	(52,096)	(53,529)
Loss Before Taxes	(9,727)	(5,822)	(501,908)	(7,906)
Income Tax Expense (Benefit)	1,230	(3,800)	(22,060)	(3,900)
Net Loss	$(10,957)	$(2,022)	$(479,848)	$(4,006)
Net Loss Per Share
Basic	$(0.05)	$(0.01)	$(2.21)	$(0.02)
Diluted	$(0.05)	$(0.01)	$(2.21)	$(0.02)
Weighted Average Shares Outstanding
Basic	217,031,907	216,597,777	216,845,782	216,438,643
Diluted	217,031,907	216,597,777	216,845,782	216,438,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Net loss	$(10,957)	$(2,022)	$(479,848)	$(4,006)
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2,658)	(4,561)	(14,775)	117
Unrealized gain on marketable securities (1)	—	77	—	917
Unrealized (loss) gain on derivative instruments (2)	(287)	139	(2,894)	2,744
Other comprehensive (loss) income, net of tax:	(2,945)	(4,345)	(17,669)	3,778
Total comprehensive loss	$(13,902)	$(6,367)	$(497,517)	$(228)

(1) Amounts are net of tax of $24 and $290 during the three and nine months ended February 29, 2024, respectively.

(2) Amounts are net of tax of $(91) and $44 during the three months ended February 28, 2025 and February 29, 2024 and $(914) and $867 during the nine months ended February 28, 2025 and February 29, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142
Exercise of options, RSUs and share-based compensation expense, net of taxes	4,854	1	4,017	—	—	4,018
Issuance of shares under employee stock purchase plan	78,877	13	1,028	—	—	1,041
Net loss	—	—	—	—	(12,609)	(12,609)
Other comprehensive loss	—	—	—	(1,400)	—	(1,400)
August 31, 2024	216,698,138	$34,672	$2,588,930	$(31,421)	$543,011	$3,135,192
Exercise of options, RSUs and share-based compensation expense, net of taxes	245,879	40	3,444	—	—	3,484
Net loss	—	—	—	—	(456,282)	(456,282)
Other comprehensive loss	—	—	—	(13,324)	—	(13,324)
November 30, 2024	216,944,017	$34,712	$2,592,374	$(44,745)	$86,729	$2,669,070
Exercise of options, RSUs and share-based compensation expense, net of taxes	15,478	—	4,121	—	—	4,121
Issuance of shares under employee stock purchase plan	78,772	13	1,045	—	—	1,058
Net loss	—	—	—	—	(10,957)	(10,957)
Other comprehensive loss	—	—	—	(2,945)	—	(2,945)
February 28, 2025	217,038,267	$34,725	$2,597,540	$(47,690)	$75,772	$2,660,347

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Exercise of options, RSUs and share-based compensation expense, net of taxes	2,591	—	2,661	—	—	2,661
Issuance of shares under employee stock purchase plan	62,490	11	1,028	—	—	1,039
Net income	—	—	—	—	1,503	1,503
Other comprehensive income	—	—	—	6,755	—	6,755
August 31, 2023	216,310,582	$34,610	$2,571,517	$(26,496)	$566,544	$3,146,175
Exercise of options, RSUs and share-based compensation expense, net of taxes	209,714	34	3,477	—	—	3,511
Net loss	—	—	—	—	(3,487)	(3,487)
Other comprehensive income	—	—	—	1,368	—	1,368
November 30, 2023	216,520,296	$34,644	$2,574,994	$(25,128)	$563,057	$3,147,567
Exercise of options, RSUs and share-based compensation expense, net of taxes	15,130	2	3,749	—	—	3,751
Issuance of shares under employee stock purchase plan	72,320	11	1,212	—	—	1,223
Net loss	—	—	—	—	(2,022)	(2,022)
Other comprehensive loss	—	—	—	(4,345)	—	(4,345)
February 29, 2024	216,607,746	$34,657	$2,579,955	$(29,473)	$561,035	$3,146,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended February 28/29,
	2025	2024
Cash Flows provided by Operating Activities
Net loss	$(479,848)	$(4,006)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	89,222	87,853
Deferred income taxes	(33,113)	98
Share-based compensation	12,961	9,829
Loss on disposal of property and equipment	99	762
Amortization of debt issuance costs	2,580	2,581
Goodwill and other asset impairment	470,832	—
Other	(290)	(74)
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	9,133	(16,136)
Inventories, net	(25,124)	(48,663)
Prepaid expenses and other current assets	(6,422)	(25,170)
Accounts payable and accrued liabilities	5,985	21,386
Interest expense accrual	(7,547)	(7,711)
Change in other non-current assets and non-current liabilities	3,234	(12,232)
Net Cash provided by Operating Activities	41,702	8,517
Cash Flows used for Investing Activities
Purchases of property, equipment and other non-current intangible assets	(88,459)	(87,167)
Proceeds from the maturities of marketable securities	325	75,319
Proceeds from the sale of property and equipment and other	4,868	62
Net Cash used for Investing Activities	(83,266)	(11,786)
Cash Flows provided by Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	2,242	2,443
Tax payments related to share-based awards	(1,479)	(96)
Repayment of finance lease and other	(248)	(348)
Net Cash provided by Financing Activities	515	1,999
Effects of Foreign Exchange Rate on Cash	(1,857)	(533)
Net Decrease in Cash and Cash Equivalents	(42,906)	(1,803)
Cash and Cash Equivalents, Beginning of Year	170,611	163,240
Cash and Cash Equivalents, End of Year	$127,705	$161,437
Supplemental cash flow information
Property and equipment obtained for noncash consideration	$930	$—
Right of use assets obtained in exchange for new operating lease liabilities	$6,976	$4,073

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

In our opinion, all adjustments considered necessary for a fair statement of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

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

Income Statement (Topic 220): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the new guidance will have on the presentation of its consolidated financial statements and accompanying notes.

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

The following table summarizes contract liabilities by period:

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Beginning balance	$5,651	$4,679	$4,632	$4,616
Additions	3,021	5,116	10,425	11,094
Recognized into revenue	(2,903)	(4,309)	(9,288)	(10,224)
Ending balance	$5,769	$5,486	$5,769	$5,486

The following table presents disaggregated revenue by major product and service categories during the three and nine months ended February 28, 2025 and February 29, 2024

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Food Safety
Natural Toxins & Allergens	$17,595	$19,738	$58,479	$63,116
Bacterial & General Sanitation	39,882	40,395	122,317	128,393
Indicator Testing, Culture Media & Other	77,744	81,168	242,710	246,812
Biosecurity Products	11,815	10,136	35,717	32,180
Genomics Services	5,695	6,317	17,091	17,934
	$152,731	$157,754	$476,314	$488,435
Animal Safety
Life Sciences	$1,504	$1,372	$4,864	$4,710
Veterinary Instruments & Disposables	15,412	17,976	45,209	47,845
Animal Care & Other	10,497	10,066	26,951	27,226
Biosecurity Products	23,827	23,055	66,557	65,694
Genomics Services	17,009	18,589	49,307	53,518
	68,249	71,058	192,888	198,993
Total Revenues	$220,980	$228,812	$669,202	$687,428

3. NET LOSS PER SHARE

Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share was computed using the treasury stock method by dividing net loss by the weighted average number of shares of common stock outstanding.

The calculation of net loss per share follows:

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Numerator for basic and diluted net loss per share:
Net loss attributable to Neogen	$(10,957)	$(2,022)	$(479,848)	$(4,006)
Denominator for basic net loss per share:
Weighted average shares	217,031,907	216,597,777	216,845,782	216,438,643
Effect of dilutive stock options and RSUs	—	—	—	—
Denominator for diluted net loss per share	217,031,907	216,597,777	216,845,782	216,438,643
Net loss per share:
Basic	$(0.05)	$(0.01)	$(2.21)	$(0.02)
Diluted	$(0.05)	$(0.01)	$(2.21)	$(0.02)

Due to the net loss reported for the three and nine months ended February 28, 2025 and the three and nine months ended February 29, 2024, the stock options and RSUs were anti-dilutive.

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

Segment information follows:

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
As of and during the three months ended February 28, 2025
Product revenues to external customers	$145,248	$51,240	$—	$196,488
Service revenues to external customers	7,483	17,009	—	24,492
Total revenues to external customers	$152,731	$68,249	$—	$220,980
Operating income (loss)	$19,315	$6,750	$(20,650)	$5,415
Total assets	$3,566,450	$342,181	$127,705	$4,036,336

As of and during the three months ended February 29, 2024
Product revenues to external customers	$149,709	$52,469	$—	$202,178
Service revenues to external customers	8,045	18,589	—	26,634
Total revenues to external customers	$157,754	$71,058	$—	$228,812
Operating income (loss)	$15,915	$14,781	$(18,673)	$12,023
Total assets	$4,071,831	$344,205	$166,456	$4,582,492
(1)
Includes corporate assets, including cash and cash equivalents, current and deferred tax accounts and overhead expenses not allocated to specific business segments, and excludes intersegment transactions.

	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
During the nine months ended February 28, 2025
Product revenues to external customers	$452,974	$143,581	$—	$596,555
Service revenues to external customers	23,340	49,307	—	72,647
Total revenues to external customers	$476,314	$192,888	$—	$669,202
Operating (loss) income	$(399,578)	$8,977	$(59,211)	$(449,812)

During the nine months ended February 29, 2024
Product revenues to external customers	$464,973	$145,475	$—	$610,448
Service revenues to external customers	23,462	53,518	—	76,980
Total revenues to external customers	$488,435	$198,993	$—	$687,428
Operating income (loss)	$62,485	$30,876	$(47,738)	$45,623
(1)
Excludes intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographic location:

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Domestic	$115,365	$124,226	$333,509	$348,848
International	105,615	104,586	335,693	338,580
Total revenue	$220,980	$228,812	$669,202	$687,428

5. GOODWILL

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
May 31, 2024	$2,054,205	$81,427	$2,135,632
Impairment	(461,175)	-	(461,175)
Foreign currency translation and other	(2,108)	(644)	(2,752)
February 28, 2025	$1,590,922	$80,783	$1,671,705

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

6. RESTRUCTURING

The Company regularly evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of its operations. In the second quarter of fiscal year 2025, management initiated a restructuring plan to streamline operations of the Company's global genomics business.

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

Restructuring charges by segment were as follows:

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Food Safety	$305	$131	$1,941	$347
Animal Safety	(137)	199	6,940	1,528
Corporate	—	608	1,225	1,478
Total	$168	$938	$10,106	$3,353

Restructuring activity for the nine months ended February 28, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2024	$-	$-	$-
Expense	2,420	7,686	10,106
Cash Payments	(1,727)	(490)	(2,217)
Asset impairments and other	-	(7,196)	(7,196)
Balance as of February 28, 2025	$693	$-	$693

7. INCOME TAXES

Income tax expense was $1,230 during the three months ended February 28, 2025, and income tax benefit was $22,060 during the nine months ended February 28, 2025. Income tax benefit was $3,800 and $3,900 during the three and nine months ended February 29, 2024. Income tax expense for the quarter is related to changes in the Company’s forecasted pre-tax income using an estimated annualized effective tax rate. The net tax benefit for the nine month period is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD acquisition as well as an income tax benefit of $9,225 associated with goodwill impairment charges. The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. The Company is closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, the Company has included in its income tax for the three and nine months ended February 28, 2025, a forecasted amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 28, 2025 and May 31, 2024 were $4,336 and $2,739, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs, when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. These annual remediation costs are expensed and have ranged from $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs is $916 as of both February 28, 2025 and May 31, 2024, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources ("WDNR"), and is currently working with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. In fiscal 2022, in collaboration with the WDNR, the Company initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 as a current liability as of February 28, 2025, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

In the third quarter of fiscal year 2025, the Company recorded a gain related to a settlement regarding the Company's prior acquisition of certain fixed assets. The amount of $2,700 was received in the third quarter of fiscal year 2025. This amount was partially offset by a related fixed asset impairment of $2,055, which was due to the asset no longer being in use. The amount was recorded within General and administrative on the condensed consolidated statements of operations within the Company's Food Safety operating segment.

Related to the Company's other contingent liabilities, a loss of $1,400 was recorded in the third quarter of fiscal year 2025. This contingency loss was driven by an updated valuation of the performance milestone liability for the Company's CAPInnoVet, Inc. transaction. Finally, in the third quarter of fiscal year 2025, the Company reversed a liability of $930 related to a contingent liability that was recorded as part of the Corvium, Inc. transaction. The final milestone payment was not achieved, resulting in a full reversal of the liability.

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

9. DERIVATIVES AND FAIR VALUE

Derivatives

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions and has also entered into interest rate swap contracts as a hedge against changes in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as a cash flow hedge or as an economic hedge in accordance with its established policy. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive loss, and amounts are reclassified into earnings on the condensed consolidated statements of operations when transactions are realized. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivatives Not Designated as Hedging Instruments

The Company forecasts its net exposure in various receivables and payables to fluctuations in the value of various currencies, and has entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these contracts are recognized in Other, net in our condensed consolidated statements of operations. The notional amount of forward contracts in place was $80,254 and $70,315 as of February 28, 2025 and May 31, 2024, respectively, and consisted of economic hedges of transactions up to April 2025.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	February 28, 2025	May 31, 2024
Foreign currency forward contracts, net	Other current liabilities	$350	$265

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three months ended February 28/29,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2025	2024
Foreign currency forward contracts	Other, net	$(57)	$150

		Nine months ended February 28/29,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2025	2024
Foreign currency forward contracts	Other, net	$(342)	$(391)

Derivatives Designated as Hedging Instruments

In November 2022, the Company entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. In accordance with the agreement, the notional value decreased to $200,000 in November 2024. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, the Company pays a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of February 28, 2025 and May 31, 2024 was a net (liability) asset of ($1,355) and $2,451, respectively. The Company expects to reclassify a $155 loss of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 28, 2025	May 31, 2024
Interest rate swap – current	(Other current liabilities) Prepaid expenses and other current assets	$(205)	$2,222
Interest rate swap – non-current	Other (non-current liabilities) non-current assets	$(1,150)	$229

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

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024

Accumulated other comprehensive loss, beginning balance	$(44,745)	$(25,128)	$(30,021)	$(33,251)

Foreign currency translation adjustment
Balance at beginning of period	$(44,002)	$(25,607)	$(31,885)	$(30,285)
Other comprehensive (loss) gain before reclassifications	(2,658)	(4,561)	(14,775)	117
Balance at end of period	$(46,660)	$(30,168)	$(46,660)	$(30,168)

Marketable securities
Balance at beginning of period	$-	$(87)	$-	$(927)
Other comprehensive loss before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	77	-	917
Balance at end of period	$-	$(10)	$-	$(10)

Fair value of derivatives change
Balance at beginning of period	$(743)	$566	$1,864	$(2,039)
Other comprehensive (loss) gain before reclassifications	(170)	731	(1,797)	4,439
Amounts reclassified from accumulated other comprehensive loss	(117)	(592)	(1,097)	(1,695)
Balance at end of period	$(1,030)	$705	$(1,030)	$705

Accumulated other comprehensive loss, ending balance	$(47,690)	$(29,473)	$(47,690)	$(29,473)

11. SUBSEQUENT EVENTS

On April 4, 2025, Neogen Food Safety Corporation entered into the Amendment No. 1 and Refinancing Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the existing credit agreement, dated June 30, 2022. The Refinancing Amendment, among other things, provides for (i) a new tranche of senior secured term loans in an aggregate principal amount of $450,000 (the “2025 Term Loans”) and (ii) a revolving credit facility in an aggregate principal amount of $250,000, against which $100,000 has been drawn (the “2025 Revolving Facility”). The 2025 Term Loans will mature on April 4, 2030. The 2025 Revolving Facility will terminate on the earlier of April 4, 2030, or the date on which the revolving commitments under the 2025 Revolving Facility are terminated. The Refinancing Amendment lowered the spread on the term loan and revolver facility borrowings from 2.35% to 1.75% based on a net leverage ratio being greater than 3.0 to 1.0. The other terms and conditions of the loan term agreement remain substantially unchanged.

On April 9, the Company announced that John Adent, the Company’s Chief Executive Officer ("CEO") and President, will be stepping down. Mr. Adent will continue to serve in his existing roles as CEO and President and as a member of the Company’s Board of Directors until his successor has been appointed. Mr. Adent and the Company entered into a CEO transition agreement (the “Transition Agreement”) in connection with the transition of Mr. Adent’s role with the Company. Pursuant to the terms of the Transition Agreement, following the appointment of his successor and until October 31, 2025 (the “Separation Date”), Mr. Adent will continue to be employed by the Company as a Special Advisor to the Board and to the Company’s new CEO.

Pursuant to the terms of the Transition Agreement, Mr. Adent will continue to participate in the Company’s benefit plans and receive his base salary until the Separation Date. Mr. Adent will remain entitled to receive his annual bonus for fiscal year 2025 and will be eligible to earn a pro-rata annual bonus for fiscal year 2026, with any payment amount prorated based on the number of days from the start of the 2026 fiscal year through the Separation Date. Mr. Adent’s outstanding equity incentive awards will be treated in accordance with their terms through the Separation Date. In addition, any stock option awards that are vested as of the Separation Date will remain exercisable for three years following the Separation Date or, if earlier, the full-term expiration of the stock option award. Mr. Adent will not be eligible for any grants of new equity after the date of the Transition Agreement. After the Separation Date, Mr. Adent will receive the severance compensation and benefits provided under and on terms substantially consistent with his current severance letter agreement consistent with a termination without cause; subject to him entering into a release of certain employment claims against the Company as required by the severance letter agreement.

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

In addition, any forward-looking statements represent management’s views only as of the date this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. Except to the extent legally required to do so, the Company specifically disclaims any obligation to update forward-looking statements, even if its views change.

Trends and Uncertainties

In prior years, production was negatively impacted by broad supply chain challenges and labor market disruptions. Additionally, input cost inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal year 2024, despite a slowing rate of inflation, there were economic headwinds of softening consumer demand and higher interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal year 2023, as a way to combat inflation. This increased our borrowing costs and raised the overall cost of capital. Although the federal funds rate was reduced in 2024 and there are indications of future rate cuts, the overall interest rate we pay on our Credit Facilities remains higher than when the debt was incurred in 2022, which increases interest expense on the unhedged portion of our Term Loan. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in the prior two fiscal years. The impact of inflation continues to affect us in the current fiscal year, although at a lower rate compared to prior fiscal years.

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition distribution agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, however, the impact of lost market share stemming from these fulfillment issues has continued in fiscal year 2025. Also in fiscal year 2025, we have experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. However, at the end of the third quarter of this fiscal year, we resolved these delays, with production having returned to the prior normal levels. With a change in administration in fiscal year 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These have the potential to negatively impact our international sales, as the majority of our purchases and production is done within the U.S.

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

Within the Food Safety industry, the end market continues to have a lower level of food production, partly due to significant inflation in food prices. However, there has generally been gradual end market improvement that has coincided with an increasing focus on food safety from both consumers and regulators. Within Animal Safety, the end market is at or near cyclical lows. As a result, we are optimistic about future revenue growth in the segment, particularly if the distribution channel begins to meaningfully restock inventory.

The restructuring actions undertaken in our genomics business have resulted in the voluntary attrition of revenue, following the shift in focus already made away from smaller production animals. A portion of our genomics business also serves the companion animal market, which has been experiencing weakness recently, primarily due to the impact of continued inflation, a lower number of pet adoptions, and a higher level of customer in-sourcing.

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us throughout the remainder of fiscal year 2025.

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended May 31, 2024 and did not materially change during the three months ended February 28, 2025.

Executive Overview

	Three months ended February 28/29,			Nine months ended February 28/29,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Total Revenues	$220,980	$228,812	$(7,832)	$669,202	$687,428	$(18,226)
Cost of Revenues	110,715	111,929	(1,214)	340,681	337,010	3,671
Gross Profit	110,265	116,883	(6,618)	328,521	350,418	(21,897)
Operating Expenses
Sales and marketing	44,595	47,920	(3,325)	136,939	138,535	(1,596)
General and administrative	55,782	52,087	3,695	165,224	148,929	16,295
Goodwill impairment	—	—	—	461,390	—	461,390
Research and development	4,473	4,853	(380)	14,780	17,331	(2,551)
Total Operating Expenses	104,850	104,860	(10)	778,333	304,795	473,538
Operating Income (Loss)	5,415	12,023	(6,608)	(449,812)	45,623	(495,435)
Other Expense
Interest income	699	1,612	(913)	2,466	5,265	(2,799)
Interest expense	(17,737)	(18,285)	548	(54,493)	(54,773)	280
Other expense, net	1,896	(1,172)	3,068	(69)	(4,021)	3,952
Total Other Expense	(15,142)	(17,845)	2,703	(52,096)	(53,529)	1,433
Loss Before Taxes	(9,727)	(5,822)	(3,905)	(501,908)	(7,906)	(494,002)
Income Tax Expense (Benefit)	1,230	(3,800)	5,030	(22,060)	(3,900)	(18,160)
Net Loss	$(10,957)	$(2,022)	$(8,935)	$(479,848)	$(4,006)	$(475,842)

Results of Operations

Revenues

Revenue decreased $7.8 million during the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The decrease included a $7.1 million unfavorable foreign exchange rate impact and a $1.2 million unfavorable impact due to discontinued product lines, offset by $0.5 million of growth in the business. The increase in the business was driven by new sales in the food quality and nutritional analysis product line paired with continued strength in indicator testing and pathogens product lines. These were partially offset by reduced sales of sample collection products due to production constraints, lower genomics volume due primarily to weakness in the companion animal market and a decline in sales of veterinary instruments, which have been impacted by tariffs.

Revenue decreased $18.2 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The decrease included a $21.9 million unfavorable foreign exchange rate impact and a $1.8 million unfavorable impact due to discontinued product lines, offset by $5.5 million of growth in the business. The year-to-date increase was driven by continued strength in indicator testing paired with new sales in the food quality and nutritional analysis product line. These increases were partially offset by production constraints within the sample collection product line and lower genomics volume, which was impacted by a shift to focus on large production animals and weakness in the companion animal market.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets, was $24.5 million and $72.6 million during the three and nine months ended February 28, 2025 and $26.6 million and $77.0 million during the three and nine months ended February 29, 2024, respectively. The decrease in the three and nine months ended February 28, 2025 was primarily due to lower genomics sales into the companion animal market, as well as lower sales into the domestic poultry market, primarily due to a shift in focus towards large production animals, offset by an increase in genomics sales into beef markets.

International Revenue

International sales were $105.6 million and $335.7 million during the three and nine months ended February 28, 2025 and $104.6 million and $338.6 million during the three and nine months ended February 29, 2024, respectively. The increase during the three months ended February 28, 2025 was driven by increases in the Latin American countries, partially offset by a $7.1 million currency headwind and decreases in the Europe region. The decrease during the nine months ended February 28, 2025 was due to $21.9 million of currency headwinds, partially offset by an increase in the Latin American countries and to a lesser extent, countries within Asia Pacific and Europe.

Gross Margin

Gross margin was 49.9% and 49.1% during the three and nine months ended February 28, 2025 and 51.1% and 51.0% during the three and nine months ended February 29, 2024, respectively. The decrease in margin during the three month period was primarily due to lower volume and higher manufacturing costs related to our sample collection product line. The decrease in margin during the nine month period was primarily due to higher freight costs in the current year and $4.6 million of restructuring charges. Additionally, a sales decline in the first and third quarters contributed to lower gross margin for the year-to-date period.

Operating Expenses

Sales and Marketing

Sales and marketing expenses were $44.6 million and $136.9 million during the three and nine months ended February 28, 2025 and $47.9 million and $138.5 million during the three and nine months ended February 29, 2024, respectively. While we experienced higher shipping costs in the current year, as we took over distribution of FSD products from 3M during the second and third quarters of the prior fiscal year, these increased costs were more than offset by a decrease in fees paid to 3M for distribution services and lower royalty expense.

General and Administrative

General and administrative expenses were $55.8 million and $165.2 million during the three and nine months ended February 28, 2025 and $52.1 million and $148.9 million during the three and nine months ended February 29, 2024, respectively. For the Food Safety segment, increases compared to the prior year comparable periods were driven by a fixed asset impairment charge of $2.1 million. For the Animal Safety segment, an increase in expense for the full year was attributable to restructuring charges, which included $6.9 million of charges that were primarily incurred in the second quarter of the current fiscal year. Corporate expense has increased primarily due to additional headcount and higher costs associated with our prior year enterprise resource planning system implementation.

General and administrative expenses include amortization expense relating to definite-lived intangible assets of $23.3 million and $70.4 million during the three and nine months ended February 28, 2025 and $23.7 million and $71.1 million during the three and nine months ended February 29, 2024, respectively. Estimated amortization expense for fiscal years 2025 through 2029 is expected to be in the range of approximately $90 million to $96 million per year.

Goodwill Impairment

During the nine months ended February 28, 2025, goodwill impairment charges were $461.4 million. There were no goodwill impairment charges recorded during the prior year comparable period.

Research and Development

Research and development expense was $4.5 million and $14.8 million during the three and nine months ended February 28, 2025 and $4.9 million and $17.3 million during the three and nine months ended February 29, 2024, respectively. The decrease during the three and nine months ended February 28, 2025 is primarily the result of lower contracted services and employee costs in the Food Safety segment, as we continue to realize synergies in certain areas from the 3M FSD business.

Other Expense

Other expense was $15.1 million and $52.1 million during the three months ended February 28, 2025 and $17.8 million and $53.5 million during the three and nine months ended February 29, 2024, respectively. The decrease in expense during both comparable periods was due to a gain related to a settlement regarding the Company's prior acquisition of certain fixed assets. The decrease in expense was also driven by lower interest expense during both comparable periods. The lower interest expense was a result of our interest rate swap instrument. These favorable impacts were partially offset by a reduction in interest income associated with our money market portfolio.

Provision for Income Taxes

Income tax expense was $1.2 million during the three months ended February 28, 2025 and income tax benefit was $22.1 million during the nine months ended February 28, 2025 compared to income tax benefit of $3.8 million and $3.9 million during the three and nine months ended February 29, 2024. Income tax expense for the quarter is related to changes in the Company’s forecasted pre-tax income using an estimated annualized effective tax rate. The net tax benefit for the nine month period is primarily related to pre-tax losses due to amortization expense and interest expense from the 3M FSD acquisition as well as an income tax benefit of $9.2 million associated with goodwill impairment charges. The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. We are closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, we have included in our income tax for the three and nine months ended February 28, 2025, a forecasted amount of “top-up” tax for our foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives.

Segment Results of Operations

	Three months ended February 28/29,
	2025	2024	Increase / (Decrease)	% Change
Food Safety	$152,731	$157,754	$(5,023)	(3)%
Animal Safety	68,249	71,058	(2,809)	(4)%
Total Revenues	$220,980	$228,812	$(7,832)	(3)%

Food Safety	$19,315	$15,915	$3,400	21%
Animal Safety	6,750	14,781	(8,031)	(54)%
Segment Operating Income	$26,065	$30,696	$(4,631)	(15)%
Corporate	(20,650)	(18,673)	(1,977)	11%
Operating Income	$5,415	$12,023	$(6,608)	(55)%

	Nine months ended February 28/29,
	2025	2024	Increase / (Decrease)	% Change
Food Safety	$476,314	$488,435	$(12,121)	(2)%
Animal Safety	192,888	198,993	(6,105)	(3)%
Total Revenues	$669,202	$687,428	$(18,226)	(3)%

Food Safety	$(399,578)	$62,485	$(462,063)	(739)%
Animal Safety	8,977	30,876	(21,899)	(71)%
Segment Operating (Loss) Income	$(390,601)	$93,361	$(483,962)	(518)%
Corporate	(59,211)	(47,738)	(11,473)	24%
Operating (Loss) Income	$(449,812)	$45,623	$(495,435)	(1086)%

Revenues

Revenue for the Food Safety segment decreased $5.0 million during the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The decrease was primarily due to $6.9 million of currency headwind and $0.5 million from discontinued product lines, partially offset by $2.4 million of growth in the business. The increase in the business was driven by new sales in the food quality and nutritional analysis product line and strong sales in the indicator and pathogens product lines. These increases were partially offset by lower sales from the sample collection product line due to production constraints and lower sales in the culture media and general sanitation product lines.

Revenue for the Food Safety segment decreased $12.1 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The decrease was primarily due to $21.8 million of currency headwind and $0.5 million from discontinued product lines, partially offset by $10.2 million of growth in the business. The growth was driven by continued strength in indicator testing, new sales in the food quality and nutritional analysis product line and higher sales of cleaner and disinfectant products in the Europe and Latin America regions. These increases were partially offset by production constraints impacting the sample collection product line and lower sales in the natural toxins product line.

Revenue for the Animal Safety segment decreased $2.8 million during the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The decrease was due to a $1.8 million decrease in the business, a $0.7 million impact from discontinued product lines and a $0.3 million unfavorable currency impact. The decline in the business was primarily related to decreased sales of veterinary instruments, which have been impacted by tariffs, and lower genomics volume, due primarily to weakness in the companion animal market. These decreases were partly offset by continued strength in rodent control products.

Revenue for the Animal Safety segment decreased $6.1 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The decrease was primarily due to a $4.7 million decline in the business, a $1.3 million impact from discontinued product lines and a $0.1 million unfavorable currency impact. The decline in the business was driven by lower genomics volume due to a shift to focus primarily on large production animals and weakness in the companion animal market paired with lower sales in the insect control and veterinary instruments product lines. These decreases were partially offset by strength in rodent control products.

Operating Income

Operating income for the Food Safety segment increased $3.4 million during the three months ended February 28, 2025 compared to the three months ended February 29, 2024. While revenues decreased on a quarter-to-date basis, these decreases were offset by a higher gross margin and reduced operating expenses, partially due to restructuring activities that were incurred in the second quarter of the current fiscal year.

Operating income for the Food Safety segment decreased $462.1 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The decline was primarily due to the impairment charges of $461.4 million in the second quarter of fiscal 2025.

Operating income for the Animal Safety segment decreased $8.0 million during the three months ended February 28, 2025 compared to the three months ended February 29, 2024. The decline was due to both decreased sales and a reduced gross margin, as certain overhead charges increased during the quarter.

Operating income for the Animal Safety segment decreased $21.9 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The decline was due to a decrease in sales and restructuring charges incurred primarily in the second quarter of the current fiscal year, which impacted both gross profit and operating expenses.

The increased corporate expense during each comparable period related to headcount increases, increases in equity-based compensation and costs associated with our new enterprise resource planning system.

Non-GAAP Financial Measures

This report includes certain financial information for the Company that differs from what is reported in accordance with U.S. GAAP. These non-GAAP financial measures consist of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin. These non-GAAP financial measures are included in this report because management believes that they provide investors with additional useful information to measure the performance of the Company, and because these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties as common performance measures to compare results or estimate valuations across companies in industries the Company operates in. The Company also uses Adjusted EBITDA as a performance target to establish and award certain executive compensation awards, as disclosed in our proxy statement filed with the Securities and Exchange Commission on September 13, 2024.

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

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, adjusted for share-based compensation and certain other fees and expenses. We present Adjusted EBITDA because it provides an understanding of underlying business performance by excluding the following:

•
Share-based compensation
•
FX translation (gain)/loss on loan revaluation and other revaluation
•
Certain transaction fees and integration costs
•
Restructuring
•
Goodwill impairment
•
Contingent consideration adjustments
•
ERP expense
•
Other income and expense items that do not recur on a frequent or regular basis

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

Reconciliation between net loss and EBITDA and Adjusted EBITDA and between net loss margin % and Adjusted EBITDA margin % are as follows:

	Three months ended February 28/29,		Nine months ended February 28/29,
	2025	2024	2025	2024
Net loss	$(10,957)	$(2,022)	$(479,848)	$(4,006)
Net loss margin %	-5.0%	-0.9%	-71.7%	-0.6%
Income tax expense (benefit)	1,230	(3,800)	(22,060)	(3,900)
Depreciation and amortization	29,373	29,650	89,222	87,853
Interest expense, net	17,038	16,673	52,027	49,508
EBITDA	$36,684	$40,501	$(360,659)	$129,455
Share-based compensation	4,160	3,679	12,961	9,829
FX transaction (gain) loss on loan and other revaluation (1)	(255)	638	(191)	1,350
Transaction costs (2)	518	1,103	1,636	2,360
3M integration costs (3)	662	3,807	5,450	8,930
Sample collection transition and ramp up costs (4)	2,843	541	4,676	800
Petrifilm duplicate startup costs (5)	645	—	794	—
Transformation initiatives and related costs (6)	2,438	—	3,265	—
Restructuring (7)	168	938	10,106	3,353
Goodwill impairment	—	—	461,390	—
Contingent consideration adjustments	470	(200)	470	250
ERP expense (8)	633	1,701	3,184	3,904
Other	(453)	33	526	(21)
Adjusted EBITDA	$48,513	$52,741	$143,608	$160,210
Adjusted EBITDA margin %	22.0%	23.0%	21.5%	23.3%

(1)
Net foreign currency transaction (gain) loss associated with the revaluation of foreign denominated intercompany loans and certain 3M agreements.
(2)
Includes legal, accounting, tax and other related consulting costs associated with corporate transactions and capital structure initiatives.
(3)
Includes costs associated with 3M transition agreements and related integration costs.
(4)
Includes costs associated with the transitioning of the 3M transition contract manufacturing agreement and ramp up costs associated with our sample collection product line.
(5)
Duplicate costs associated with the startup of Petrifilm manufacturing.
(6)
Includes consulting and other costs, including severance, associated with transformation initiatives.
(7)
Severance, non-cash impairment, and other related exit costs primarily associated with a reduction in our global genomics business and consolidation of certain facilities.
(8)
Expenses related to ERP implementation.

Adjusted EBITDA decreased $4.2 million and $16.6 million during the three and nine months ended February 28, 2025. Expressed as a percentage of revenue, Adjusted EBITDA was 22.0% and 21.5% during the three and nine months ended February 28, 2025 and 23.0% and 23.3% during the three and nine months ended February 29, 2024 2024, respectively. The lower Adjusted EBITDA in the current year was driven primarily by lower sales and higher operating expenses compared to the prior year period.

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

As of February 28, 2025, we had cash and cash equivalents of $127.7 million, and borrowings available under our revolving line of credit of $150.0 million.

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150 million (collectively, the “Credit Facilities”). The term loan facility was drawn on August 31, 2022 while the revolving facility remained undrawn and continues to be undrawn as of February 28, 2025. In accordance with the prepayment feature, the Company paid $100 million of the term loan facility’s principal in fiscal year 2023. The term loan facility matures on June 30, 2027 and the revolving facility matures at the earlier of June 30, 2027 or the termination of the revolving commitments.

In July 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due in 2030.

The finance lease is a building lease that is classified within property and equipment and the current portion of debt on the condensed consolidated balance sheets as of February 28, 2025. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

There are no required principal payments on our Credit Facilities through fiscal year 2026. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of February 28, 2025, the Company was in compliance with all financial covenants under the Credit Facilities.

Cash Flows

	Nine months ended February 28/29,
	2025	2024	Increase (Decrease)
Net Cash provided by Operating Activities	$41,702	$8,517	$33,185
Net Cash used for Investing Activities	$(83,266)	$(11,786)	$(71,480)
Net Cash provided by Financing Activities	$515	$1,999	$(1,484)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased $33.2 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The increase is due to improved net working capital changes, offset by a decrease in income from operations. Prior year net working capital reflected large net cash outflows due to inventory purchases, as we exited transition distribution agreements and stocked FSD inventory.

Net Cash used for Investing Activities

Cash used for investing activities increased $71.5 million during the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. The increase was primarily the result of lower proceeds from marketable securities in the current year period and an increase in capital expenditures of $1.3 million, partially offset by $4.9 million in proceeds from the sale of a building. Capital expenditures were $88.5 million and $87.2 million during the nine months ended February 28, 2025 and 2024, respectively.

Net Cash provided by Financing Activities

Cash provided by financing activities decreased $1.5 million during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. The net outflow was primarily due to taxes paid on employees' share-based compensation.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal year 2025 is $100 million. This includes approximately $70 million in capital expenditures related to integration of the acquired 3M FSD products, the most significant portion of which is related to the construction of, and acquisition of equipment for, our new manufacturing facility in Lansing, Michigan.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, referenced below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Part I - Item 4 of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, management concluded that the Company had deficiencies in the control activities and information and communication components of the COSO Framework that constitute material weaknesses, either individually or in aggregate as of November 30, 2024. These material weaknesses continue to exist as of February 28, 2025.

Ongoing Remediation Efforts

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. Our remediations actions include:

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
•
Hiring qualified personnel and outside resources to support enhanced control ownership and internal communications, including the hiring of a full-time Director of Internal Controls.

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts in connection with the material weaknesses described above, no changes in our internal control over financial reporting were identified as having occurred during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 8. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2024. With the exception of the risk factors noted below, which update the risk factors in our Annual Report on Form 10-K for year ended May 31, 2024, there have been no material changes from the risk factors previously disclosed therein. The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed not material, may also have a negative impact on our Company. If any of the following occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our international operations subject us to discriminatory or conflicting tariffs and trade policies. As a result of the new administration's trade policy, tariffs have increased and may continue to increase our material input costs. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of the Company’s common stock. The program does not have any scheduled expiration date. As of February 28, 2025, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended February 28, 2025:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 2024	—	—	—	5,900,000
January 2025	—	—	—	5,900,000
February 2025	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable or removed or reserved and have been omitted.

Item 5. Other Information

During the quarterly period ended February 28, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Dated: April 9, 2025

/s/ John E. Adent
John E. Adent
President & Chief Executive Officer
(Principal Executive Officer)

Dated: April 9, 2025

/s/ David H. Naemura
David H. Naemura
Chief Financial & Operating Officer
(Chief Financial Officer)