Form 10-K
period 2025-05-31
NEOGEN CORP
filed 2025-07-30
CIK 711377

A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2025

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

Based on the closing sale price on November 30, 2024 the aggregate market value of the voting stock held by non-affiliates of the registrant was 2,716,620,906. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 217,205,186 on June 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 23, 2025 annual meeting of shareholders are incorporated by reference into part III of the Form 10-K.

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

PART I

(Dollar amounts in thousands)

ITEM 1. BUSINESS

Neogen Corporation and its subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food and animal feed producers and processors to preserve the safety and quality of food to prevent contamination and foodborne illnesses such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, and ruminant by-products. These products also ensure the general hygiene of the food manufacturing environment. We also have products to determine food quality and nutritional components. The majority of the test kits are consumables, single-use, culture, immunoassay and nucleic acid detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our line of food safety services also includes advanced software systems that help testers objectively analyze, store and identify emerging issues from their results from multiple locations over extended periods.

On September 1, 2022, Neogen, 3M Company (“3M”) and Neogen Food Safety Corporation, formerly named Garden SpinCo, a subsidiary created to carve out 3M’s Food Safety Division (“3M FSD”, “FSD”), closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”, the "Transaction"). Following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock, and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. See Note 8. "Business Combinations" to the consolidated financial statements for further discussion. FSD products are reported in the Food Safety segment.

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, cleaners, disinfectants, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace testing and human forensic markets. In April 2025, the Company announced that it has entered into an agreement to sell its global Cleaners and Disinfectants business. See Note 4. "Assets Held for Sale" to the consolidated financial statements for further discussion.

Neogen’s products are marketed by our sales personnel and distributors throughout the world. Our mission is to be the leading company in fueling a brighter future for global food security. To meet this mission, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing innovative products and services; (iii) growing international sales; and (iv) acquiring businesses and forming strategic alliances. We have been historically successful at increasing product sales organically, including international growth, and maintain an active business development program to identify and capitalize on opportunities to acquire new products, businesses or technology.

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

PRODUCTS

Product trademarks and registered trademarks owned by Neogen include:

CORPORATE: Megazyme®, Megazyme (design)®, Megazyme device (logo)®, NeoCenter™, Neogen®, Neogen flask (logo)®, Neogen and flask (logo)®

FOOD SAFETY:

Natural Toxins & Allergens

Alert®, Betastar®, Raptor®, Reveal®, Veratox®

Bacterial & General Sanitation

AccuClean®, AccuPoint®, ANSR®, Clean-Trace®, Colitag™, Listeria Right Now™, MDS™, MPNTray™, Soleris®

Indicator Testing, Culture Media & Others

Acumedia®, Harlequin®, Iso-Grid®, K-Blue®, K-Gold®, Lab M®, NEO-GRID®, NeoSal®, Petrifilm®, µPREP®,

ANIMAL SAFETY:

Veterinary Instruments & Disposables

Ag-Tek®, Breeder-Sleeve®, Calf Eze™, Dr. Frank’s®, D3® Needles, D3 color mark – red®, D3X™, ElectroJac®, EquiSleeve™, E-Z Catch®, Ideal®, Jolt®, Maxi Sleeve®, MegaShot™, PolySleeve®, Prima®, Prima Marc™, Prima-Shot™, Prima Tech®, Pro-Shot™, Safe-T-Flex™, SyrFlex™

Animal Care & Others

AluShield™, BotVax®, EqStim®, Fura-Zone®, Horse Sense®, ImmunoRegulin®, MACLEOD®, NFZ™, PanaKare™, Paradefense®, Peraside™, Pro-Fix®, Pro-Flex®, RenaKare™, Squire®, Stress-Dex®, SureBond®, ThyroKare™, Tri-Hist®, Uniprim®, Vet-Tie™, Vita-15™

Rodent & Control

Assault®, Chem-Tech, Ltd.™, Chem-Tech’s CT logo (with circle)™, CT-511®, Cykill™, DeciMax®, Di-Kill®, Dy-Fly®, Final-Fly-T®, Fly-Die Defense™, Fly-Die Ultra™, LD-44T™, LD-44Z™, Place Pack®, PolyPetite™, PolyShield™, Protectus™, Provecta®, Provecta Advanced®, Prozap®, Prozap (stylized mark w/fancy Z)™, PY-75™, Ramik®, Rodex™, Standguard®, Turbocide®, TurboCide® (stylized), Turbocide Gold®, VAP-5™, VAP-20™, War Paint®, X-185™

Genomic Services

Canine HealthCheck®, Canine HealthCheck and Design®, CatScan and Design®, GeneSeek®, Genomic Profiler™, Igenity®, Infiniseek®, NeoSeek™, Paw Print Genetics®, Paw Print Pedigrees®, SeekGain™, SeekSire™, Skimseek®

We manage our organization through our Food Safety and Animal Safety segments. See the “Notes to Consolidated Financial Statements” section of this Form 10-K for financial information about our business segments and international operations.

Food Safety Segment

Neogen’s Food Safety segment is primarily engaged in the manufacturing and marketing of diagnostic test kits and complementary products (e.g., culture media) sold to food and feed producers and processors to preserve the quality of food to prevent contamination and food-borne illnesses such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, ruminant by-products, and manufacturing environmental general sanitations; as well as food quality and nutritional components. Neogen’s food safety test kits are used by testers ranging from small local grain elevators to the largest, best-known food and feed processors in the world, and numerous regulatory agencies. Along with the detection of contaminants in foods, Neogen’s food safety test kits also detect beneficial components in foods such as dietary fiber and carbohydrates. Neogen’s food safety products include tests for:

Natural Toxins & Allergens. Grain producers and processors of all types and sizes use Neogen’s Natural Toxins tests, such as Veratox, Reveal, Reveal Q+ and Reveal Q+ MAX to detect the presence of mycotoxins in order to ensure product safety and quality in food and animal feed. This line also includes tests to detect histamine, a natural toxin that occurs when certain species of fish begin to decay, and sulfite, an effective but potentially allergenic shrimp preservative. Neogen’s Allergen test kits are used by the world’s largest producers of cookies, crackers, candy, ice cream and many other processed foods. Food Allergen tests kits sold under the Veratox, Alert, Reveal, Reveal 3-D and BioKits brands help protect their food-allergic customers from the inadvertent contamination of products with food allergens, including but not limited to peanut, milk, egg, almond, gliadin (gluten), soy, hazelnut and coconut residues.

Bacterial and General Sanitation. Meat and poultry processors, ready to eat food companies, fruit and vegetable producers and many other market segments are the primary users of Neogen’s ANSR, MDS (“Molecular Detection System”) and Reveal tests to detect foodborne bacteria, including E. coli O157:H7, Salmonella, Listeria, Listeria monocytogenes, cronobacter, and Campylobacter. Neogen’s ANSR and MDS pathogen detection systems are isothermal amplification reaction test methods that exponentially amplifies the DNA of any bacteria present in food and environmental samples to provide DNA-definitive results in a fraction of the time of other molecular detection methods. Reveal’s lateral flow device combines an immunoassay with chromatography for a rapid and accurate one-step result. Neogen manufactures various rapid testing tools to determine general sanitation and hygiene. Neogen markets both AccuPoint Advanced and Clean-TraceTM rapid sanitation tests to detect the presence of ATP, a chemical found in all living cells. These are easy-to-use and inexpensive tests that use bioluminescence to quickly determine if a contact surface has been properly cleaned. Neogen’s worldwide customer base for ATP sanitation testing products includes food and beverage processors, the food service and healthcare industries, as well as many other users.

Indicator Testing, Culture Media & Other. Neogen Culture Media, formerly Neogen’s Acumedia and Lab M products, offers culture media and prepared media for varied purposes, including traditional bacterial testing and the growth of beneficial bacteria, such as cultures for sausages and beer. Petrifilm® standard and rapid plates are all-in-one plating systems that serve as an efficient method for the detection and enumeration of various microorganisms. Neogen’s customers for these product lines include food manufacturers and processors, commercial and research laboratories and producers of pharmaceuticals, cosmetics and veterinary vaccines.

Neogen offers several products, including filter tests and Colitag, for performing microbial analysis of water for the food and beverage industries, including water companies. Neogen’s Soleris products are used by food processors to identify the presence of spoilage organisms (e.g., yeasts and molds) and other microbiological contamination in food. To complement our microbiological offerings, Neogen also offers a wide range of sample collection products. These solutions are designed to make environmental and carcass sample collection and preparation more reliable and convenient than traditional methods.

Through the Ireland-based Megazyme, Ltd., Neogen supplies diagnostic kits and specialty enzymes to worldwide quality control laboratories in the food, animal feed and beverage industries. Megazyme’s validated assays and reagents are used across various food industries to measure dietary fibers, complex carbohydrates, simple sugars and organic acids, such as lactose. Neogen’s food safety and risk management software-as-a-service, Neogen Analytics, delivers a comprehensive Environmental Monitoring Program (EMP) automation solution for food companies. The software reduces risk by increasing the visibility of food safety testing results, elevating the ability to comply with and improve food safety standards. Neogen's capabilities also provide additional services to include data aggregation and digitalized workflow services for product testing and sanitation programs. Neogen Analytics is now integrated with Clean-Trace™ and Petrifilm Plate Reader Advanced, which enhances customer experiences with Neogen software and devices.

Lastly, Neogen’s laboratory services offers food safety analysis services in the U.S. Our ISO-accredited lab offers a variety of fee-for-service tests for the food and feed industries.

Neogen’s bacterial test kits and systems are built upon the company's culture media business where culture media is the basis of many of the indicator and pathogen diagnostic workflow. Many of Neogen's diagnostic test systems can be read on automated or semi-automated readers allowing faster customer workflow, less hands-on time and provide definitive results.

Neogen’s test kits are generally based on internally developed technology, licensed technology, or technology that is acquired. The Food Safety segment incurs expense for royalties for licensed technology used in our products, primarily for our allergen products and the pathogen product line. Generally, royalty rates are in the range of 2% to 10% of revenues on products containing licensed technology. Some licenses involve technology that is exclusive to Neogen’s use, while others are non-exclusive and involve technology licensed to multiple licensees.

Revenues from Neogen’s Food Safety segment accounted for 71.3%, 70.9%, and 66.5% of our total revenues for fiscal years ended May 31, 2025, 2024 and 2023, respectively.

ANIMAL SAFETY SEGMENT

Neogen’s Animal Safety segment encompasses a broad portfolio of products and services aimed at enhancing animal health, agricultural biosecurity, and genetic progress. These offerings span life sciences, veterinary instruments and disposables, animal care solutions, rodent and insect control, disinfectants, and advanced genomic services. The segment supports livestock producers, veterinarians, researchers, and companion animal owners globally.

Life Sciences. Neogen’s Life Science/Toxicology division offers reagents and test kits used in immunoassay production, forensic and animal toxicology, and life science research. Their drug detection assays—over 125 kits—screen more than 300 drugs and metabolites across a range of biological matrices. Research assays detect hormones, steroids, lipoxins, and histamine in varied species. Neogen also provides unique colorimetric and chemiluminescent substrates for research use.

Veterinary Instruments & Disposables. Through its Ideal and Prima Tech brands, Neogen offers an extensive range of approximately 600 veterinary instruments and delivery systems used for administering antibiotics and vaccines. Among these, the Ideal D3 and D3X needles stand out for their enhanced strength and ability to be detected by metal detectors in meat processing facilities, which provides a distinct safety advantage in the beef and swine industries. The Prima Tech line features precision instruments designed for injections, topical and oral administration, artificial insemination, and animal identification, catering to the needs of farmers, ranchers, and veterinarians.

Animal Care & Other. Neogen’s NeogenVet product line delivers a comprehensive range of innovative and high-quality solutions for the veterinary market. Among its offerings are digestive aids and nutritional supplements such as PanaKare, which serves as a pancreatic enzyme replacement therapy; Natural Vitamin E-AD, designed to address vitamin deficiencies in swine, cattle, and sheep; and RenaKare, which supports potassium levels in cats and dogs. The company also markets Uniprim, a broad-spectrum veterinary antibiotic, and offers companion animal parasiticides under the Provecta brand. In equine health, Neogen provides BotVax B, the only USDA-approved vaccine for the prevention of Type B botulism, commonly known as Shaker Foal Syndrome. To support immune function, EqStim has proven to be a safe and effective immunostimulant for treating bacterial and viral respiratory infections in horses, while ImmunoRegulin is used in dogs to assist in managing pyoderma, a type of bacterial skin inflammation.

Rodent Control, Insect Control, & Disinfectants. Neogen offers a comprehensive line of rodent and insect control products, along with cleaners and disinfectants, that play a critical role in biosecurity and disease prevention across animal production operations. Its rodent control solutions, sold under brand names such as Ramik, CyKill, and Havoc, incorporate a variety of active ingredients including diphacinone, bromethalin, brodifacoum, and zinc phosphide. These ingredients are blended with food-grade components to ensure high palatability and effectiveness. Neogen’s cleaners and disinfectants, such as Synergize, BioSentry 904, and Peraside, are widely used in food production and veterinary environments to maintain hygiene and minimize the risk of disease outbreaks. The company also addresses insect control with its Prozap brand, designed for large animal production including cattle and equine facilities. For professional pest control, the SureKill line offers broad-spectrum insecticide solutions, while StandGuard is specifically used in beef cattle for the control of horn flies and lice.

Genomics Services. Neogen operates six global genomics labs offering DNA genotyping, sequencing, and trait analysis for livestock and companion animals. Their bioinformatics database supports genetic improvement in animal performance. The 2021 acquisition of Genetic Veterinary Sciences, Inc. expanded their companion animal offerings by over 350 genetic tests for dogs and cats. Clients include breed registries, researchers, and producers across multiple species.

Neogen’s Animal Safety segment delivers integrated solutions across animal health, productivity, and safety through innovation in diagnostics, care, and genetics. Their science-driven products and services continue to support the evolving needs of global animal industries while maintaining a strong focus on biosecurity and genetic progress.

Revenues from Neogen’s Animal Safety segment accounted for 28.7%, 29.1%, and 33.5% of our total revenues for fiscal years ended May 31, 2025, 2024 and 2023, respectively.

GENERAL SALES AND MARKETING

Within our food safety and animal safety segments, our sales efforts are generally organized by specific markets, and/or geography. As of May 31, 2025, a total of 975 employees were assigned to sales and marketing functions. During the fiscal years ended May 31, 2025, 2024 and 2023, no single customer or distributor accounted for 10% or more of our revenues.

DOMESTIC SALES AND MARKETING

FOOD SAFETY

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets or geographies. This staff sells our products directly to distributors and end users and also handles technical support issues that arise with customers.

Neogen’s food safety markets are primarily comprised of:

•
Milling and grain, including grain elevators, feed mills, pet food manufacturers and grain inspection companies;
•
Meat and poultry, including meat and poultry processors, producers of ready-to-eat meat and poultry products, and the USDA’s Food Safety and Inspection Service (FSIS);
•
Ready-to-eat, including flour millers, malters, bakeries, candy and confection manufacturers, manufacturers of prepared meals, nuts, spices, cookies, crackers and other snack foods;
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
•
Distributors. To expand the reach of its animal safety over-the-counter and veterinary products, Neogen has a dedicated sales team that sells the Company’s products to animal health product distributors;
•
Other manufacturers and government agencies.

INTERNATIONAL SALES AND MARKETING

Neogen maintains locations outside of the United States in 28 other countries to provide a direct sales presence. We also maintain a network of distributors to reach countries where we do not have a direct presence.

UK, Europe, Middle East, Africa and India. Neogen Europe, Ltd., headquartered in Ayr, Scotland, sells products and services to our network of customers and distributors throughout the U.K., Europe, the Middle East and Africa. Customers in the U.K., France, Germany, Italy, the Netherlands, United Arab Emirates (U.A.E.) and India are served by our employees. In other countries, customers are generally served by distributors managed by Neogen Europe personnel.

Neogen Europe management is also responsible for various other manufacturing operations and service providers, including Neogen Ireland, Quat Chem, Ltd., Neogen Italia, Megazyme, Ltd., Delf, Ltd., and Abbott Analytical, Ltd. Neogen Europe has an additional manufacturing locations in Heywood, England, which manufactures culture media supplements and microbiology technologies.

Mexico, Central and South America. Neogen maintains offices and distribution facilities in Mexico, Guatemala, Brazil, Argentina, Chile, Uruguay and Colombia. Combined, the businesses distribute Neogen’s products and offer genomics services throughout Latin America to distributors and end customers.

Neogen do Brasil, headquartered near São Paulo, is also responsible for Rogama, located in Pindamonhangaba, Brazil. This company operates a genomics testing laboratory (formerly named Deoxi) and develops, manufactures and markets rodent and insect control products. Rogama offers registered pest control products to Brazil’s agronomic, professional and retail markets.

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

Sales to customers outside the U.S. accounted for 50.2%, 49.7%, and 48.4% of our total revenues for fiscal years ended May 31, 2025, 2024 and 2023, respectively. No individual foreign country contributed 10% or more of our revenues for those same periods.

RESEARCH AND DEVELOPMENT

Neogen has a commitment to its research and development activities. Our product development efforts are focused on the development and commercialization of innovative new products that advance our business strategy and on the enhancement of existing products. As of May 31, 2025, we employed 78 scientists and support staff in our worldwide research and development group, including immunologists, chemists, geneticists, engineers and microbiologists. Management currently expects our future research and development expenditures to approximate 2% to 3% of total revenues annually. The research and development team continues to align with subject matter experts in academia, industry and regulatory agencies for advancing innovative scientific solutions to benefit the Food Safety and Animal Safety sectors.

Neogen has ongoing development projects for several new and improved diagnostic tests and other complementary products for both the Food Safety and Animal Safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2026 and 2027.

Certain technologies used in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with partners, independent scientists, governmental agencies, universities and other third parties. We have entered into agreements with these parties that provide for the payment of royalties based on sales of products that use the pertinent licensed technology. Royalties under these agreements, , expensed to sales and marketing, amounted to $1,605, $3,250, and $3,392 in fiscal years 2025, 2024, and 2023, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Neogen uses a variety of intellectual property approaches to protect the competitive position of its offerings, including the use of patents, trademarks, trade secrets, proprietary and confidential know-how, as well as branding and trademarks. Patent and trademark registration applications are submitted whenever appropriate. From its inception, Neogen has acquired and been granted numerous patents and trademark registrations and has numerous pending patents and trademark applications. Neogen’s patent portfolio includes approximately 169 U.S. patents, 611 patents in countries outside of the U.S., and 177 pending patent applications globally. Neogen’s trademark estate includes approximately 100 trademark registrations within the U.S., 370 trademark registrations in countries outside of the U.S, and 5 trademark registration applications globally.

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

One of the major areas affecting the success of biotechnology and pharmaceutical development involves the time, cost and uncertainty surrounding regulatory approvals. Neogen products requiring regulatory approval include BotVax B, EqStim, ImmunoRegulin and Uniprim, and regulatory approvals for those products have been received. Neogen’s rodent control, parasiticide and insect control products are subject to registration in the U.S and internationally.

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

PRODUCTION AND SUPPLY

Neogen manufactures products in the U.S., the U.K., Ireland and Brazil and provides genomics services in the U.S., Scotland, Brazil, Australia, China and Canada. As of May 31, 2025, there were approximately 1,456 full-time employees assigned to manufacturing operations and providing services in these locations, operating on multiple shift schedules, with occasional 24/7 production during high-demand periods. Future demand increases could be accommodated by adding shifts. Management believes we could increase the current output of our primary product lines by using the current space available. However, to do so would require investment in additional equipment.

Food safety diagnostics. Manufacturing of diagnostic tests for the detection of natural toxins, pathogens, food allergens and spoilage organisms, final kit assembly, quality assurance and shipping takes place at our facilities in Michigan and Kentucky. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are produced on a regular schedule in our immunology laboratories in Lansing, Michigan. Generally, the shipment of diagnostic test kits to customers in Europe is performed from a third-party facility in the Netherlands. Many of the Company’s food safety diagnostic instruments and readers are produced by third-party vendors to our specifications and then shipped to customers. Culture media products are manufactured in an ISO-approved facility in Lansing and in Heywood, England. Products are blended following strict formulations or custom blended to customer specifications and shipped to customers from the U.S. and the Netherlands. The Heywood location produces prepared media plates, sterile liquid media, and other related products in ready-to-use format for food testing laboratories across the U.K. and Western Europe. Enzyme substrates are manufactured at Megazyme in Bray, Ireland. Our Clean-Trace product line is manufactured in Wales. Other former 3M FSD products are currently manufactured within 3M plants in the U.S. and Poland.

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

Insect control products. Neogen manufactures insect control products at its facilities in Iowa and Brazil. Neogen purchases component parts and raw materials from many suppliers. Though many of these items are purchased from a single source to achieve the greatest volume discounts, we believe we have identified acceptable alternative suppliers for most of our key components and raw materials where it is economically feasible to do so. There can be no assurance that we would avoid a disruption of supply in the event a supplier discontinues shipment of product. Shipments of higher volume products are generally accomplished within a 48-hour turnaround time.

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

Within the insect control market, our products specifically focus on the area of insect control for food and animal safety applications. There are several competitors offering similar products, however, we have a proprietary formulation chemistry that optimizes the delivery and safe application of insect control products at the customer’s location. These products are currently only sold in the U.S. through a combination of direct sales and distributors.

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

HUMAN CAPITAL MANAGEMENT

Our people are a critical component in our continued success. As a team, they put Neogen’s core values into action, while executing key initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results. As of May 31, 2025, we employed 2,974 people worldwide, with 1,676 located in the U.S. and 1,298 international. We maintain good relations with both our union and non-union employees and have not experienced any work stoppages.

The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.

Workplace Culture and Employee Engagement. We have established our Neogen DNA, which guides us in acting with the utmost integrity as we pursue our mission and goals. Our Neogen DNA is made up of three parts: Our Purpose & Promise, Our Principles, and Our Values. Our Purpose & Promise, and the impact we can have on the world and each other, is our reason for coming to work. Our Principles represent our commitment to our clients and industry, and Our Values represent our commitment to each other. We value responsibility, consistency, and integrity. Our Code of Conduct codifies our commitment to conducting business ethically.

Talent Attraction, Development and Retention. We employ a variety of programs and platforms designed to attract, develop and retain our colleagues. Employee benefits and policies are designed to support employees at all life’s moments. Neogen is committed to training and developing our employees so that they can deliver exceptional results to our customers and shareholders. We have internal programs designed to develop and retain talent, including career planning, leadership development, performance management and learning programs.

Compensation and Benefits. We strive to support our colleagues’ well-being and enable them to achieve their best at work and at home. Our compensation and benefits programs are designed to be competitive and support colleague well-being, including physical and mental health, financial wellness, and family resources. We recognize the diverse needs of our colleagues around the world and have developed compensation and rewards programs that vary by country and region to address them.

Employee Health and Safety. We are committed to ensuring a safe working environment for our colleagues and promote a zero-incident safety culture. Our sites have injury prevention programs, and we strive to build on our safety culture. Our procedures emphasize the need for the cause of injuries to be investigated and for action plans to be implemented to mitigate potential recurrence. Our safety programs have resulted in strong safety performance.

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
•
managing a significantly larger company than before the consummation of the Transaction; and

•
integrating certain manufacturing, information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems.

The continued successful integration of the 3M Food Safety business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition and results of operations. Challenges with integrating the business contributed to impairment charges to the carrying value of our Food Safety reporting unit in the second and fourth quarters of fiscal 2025, and it is possible we may be required to record future impairment charges that relate, in whole or in part, to the successful integration of this business.

Pursuant to the terms of the Transaction, Neogen Food Safety Switzerland will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Transaction, and such restrictions could impair Neogen’s ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement executed in connection with the Transaction generally restricts Neogen Food Safety Switzerland from taking certain actions that could adversely affect the intended tax treatment of the Transaction. In particular, until September 1, 2025,:

•
Neogen Food Safety Switzerland will substantially continue the business activity of Neogen Food Safety Switzerland within Switzerland;
•
either Neogen Food Safety Switzerland or the built-in gains related to Neogen Food Safety Switzerland’s business will remain fully subject to Tax in Switzerland; and
•
Neogen Food Safety Switzerland will (i) continue its business activity within Switzerland, (ii) earn remuneration consistent with arm’s-length transfer pricing practices, (iii) employ at least the number of full-time employee(s) set forth in the Tax Ruling issued by the competent Swiss Tax Authority at all times to carry out the business activity of Neogen Food Safety Switzerland will; and
•
Neogen Food Safety Switzerland will not merge into another Swiss entity unless, prior to such merger, Parent obtains a Tax ruling issued by the competent Swiss Tax Authority stating that such merger (I) will be non-taxable for Swiss Tax purposes, (II) will not affect the tax-free nature of the demerger of 3M EMEA GmbH and (III) will not result in any other adverse Tax affects to 3M EMEA GmbH.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our international operations subject us to a multitude of different tariffs and trade policies, some of which may be discriminatory or conflicting. As a result of the new administration's trade policy, tariffs have increased and may continue to increase our material input costs. We do not expect to be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. In addition, new and increased tariffs as well as uncertainty regarding global trade policies generally have also contributed to softened demand for certain of our products. These factors are expected to continue to negatively impact our results of operations and financial condition in the near term, and continued and/or increasing trade restrictions, retaliatory trade measures and additional tariffs could further exacerbate the problem.

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

Expanding sales globally is part of our overall growth strategy, and we expect sales from outside the U.S. to continue to represent a significant portion of our revenue. In fiscal year 2025, sales to customers outside of the U.S. accounted for 50.2% of our total revenue, compared to 49.7% and 48.4% of our total revenues in fiscal year 2024 and 2023, respectively. Our international operations are subject to general risks related to such operations, including:

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

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, reputation, business, results of operations, financial condition and cash flows. In addition, the impact of such risks could be outside of our control and could decrease our ability to sell products internationally, which could adversely affect our business, financial condition, results of operations and cash flows. We continue to monitor the impact of the conflict between Russia and Ukraine, and conflict in the Middle East. While it is difficult to anticipate the effect the sanctions announced to date could have on us, any further sanctions imposed or actions taken by the U.S. or other countries, could affect the global price and availability of raw materials, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations

We have material weaknesses in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

As disclosed in Item 9A, “Controls and Procedures,” we have identified additional material weaknesses in our internal control over financial reporting. Specifically, we determined that we did not design, implement, and/or operate effective control activities across substantially all of the Company’s business and financial reporting processes to adequately achieve and complete accurate financial accounting, reporting, and disclosures based on the criteria established in the COSO Framework, and we identified deficiencies in the principles associated with the control activities component of the COSO Framework. This contributed to a material weakness in control activities, either individually or in aggregate related to management not maintaining effective management review controls to adequately support certain assumptions applied in its goodwill valuation analysis. The material weaknesses did not result in any material identified misstatements to the consolidated financial statements, and there were no changes to previously issued financial results.

These material weaknesses, potential new and additional material weaknesses that we conclude exist, and difficulties we may encounter in implementing new or improved controls or remediation efforts could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. These deficiencies could negatively affect our business, financial condition and results of operations.

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

The outcome of litigation and other legal proceedings in which we are involved is subject to significant uncertainty, and we may incur losses in excess of what we currently anticipate, which could be material.

The Company is subject to certain legal and other proceedings, most of which are ordinary routine litigation matters incidental to our business. We do not currently believe any pending litigation matter is reasonably likely to have a material adverse effect on our future results of operations or financial position. However, because of the inherent uncertainty of outcomes from any litigation matter and because of the fact that certain of these litigation matters are in their early stages, it is possible we will incur losses relating to these litigation matters in excess of our current expectations, and it is possible such losses could have a material adverse effect on our future results of operations or financial condition.

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

Additionally, U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

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

We regularly engage consultants and other third parties to assist in developing, maintaining, and enhancing our cybersecurity risk assessment program. These third-party engagements supplement our internal capabilities and help ensure the robustness of our program. Examples of these engagements include penetration testing of our customer facing domains, quarterly cybersecurity briefings with outside counsel, and an annual assessment of our overall cybersecurity program. We maintain policies and procedures to identify and monitor cybersecurity risks associated with these third-party service providers, particularly those with access to customer, employee, or other sensitive data. Our selection and oversight of these providers includes diligence reviews, contractual protections, and other measures to mitigate these risks over the entire lifecycle of the relationship, including through implementation of the CIS Critical Security Controls.

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

ITEM 2. PROPERTIES

Principal Manufacturing, Distribution and Administrative locations:

Segment	Owned	Leased	Location
Food Safety	17	31	Corporate, United States, and Other International Locations (1)
Animal Safety	10	6	United States, Canada, and Australia
Total	27	37

(1) International locations include properties in Canada, Europe, Central and South America, Asia and the Middle East.

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

ITEM 3. LEGAL PROCEEDINGS

We are routinely involved in legal proceedings and litigation arising in the ordinary course of our business. In the opinion of our management, the outcome of such proceedings and other litigation currently pending will not materially affect our consolidated operations, cash flows, or financial condition. However, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See “Risk Factors” in Item 1A above for a description of certain related risks. See Note 12. “Commitments and Contingencies” to the consolidated financial statements included in Item 15. “Exhibits and Financial Statement Schedules” of this Report for discussion of loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES — NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol NEOG.

Holders

As of June 30, 2025, there were 510 stockholders of record of our common stock. The actual number of holders is significantly greater than this number of holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Neogen has never paid cash dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fiscal quarter ended May 31, 2025:

Period	(a) Shares Purchased	(b) Average Price Paid per Share	(c) Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 2025	—	—	—	5,900,000
April 2025	—	—	—	5,900,000
May 2025	—	—	—	5,900,000
Total	—	—	—	5,900,000

In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of the Company’s common stock. The program does not have any scheduled expiration date. The Company did not repurchase any shares pursuant to this repurchase program during the fourth quarter of fiscal 2025. As of May 31, 2025, a total of 5,900,000 shares of common stock remained available for repurchase under this program.

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

COMPANY OVERVIEW

Neogen Corporation and subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The majority of the diagnostic test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our line of food safety products also includes advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.

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

TRENDS AND UNCERTAINTIES

In recent years, input cost inflation, including increases in certain raw materials, negatively impacted operating results. In fiscal year 2024, despite a slowing rate of inflation, there were economic headwinds of softening consumer demand and higher interest rates, coupled with ongoing geopolitical tension in certain regions.

Interest rates have risen sharply, particularly in fiscal year 2023, as a way to combat inflation. This increased our borrowing costs and raised the overall cost of capital. Although the federal funds rate was reduced in 2024 and we have refinanced our Term Loan and revolving line of credit, the overall interest rate we pay on our Credit Facilities remains higher than when the debt was incurred in 2022, which increases interest expense on the unhedged portion of our Term Loan. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in prior fiscal years. The impact of inflation continues to affect us in fiscal year 2025, although at a lower rate compared to prior fiscal years.

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition service agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, however, the impact of lost market share stemming from these fulfillment issues continued in fiscal year 2025. Also in fiscal year 2025, we experienced an elevated amount of inventory write-offs, particularly in the fourth quarter, due, in part, to the large amount of build-up inventory that was shipped exiting fiscal year 2024 as the previous shipment delays were resolved. Further, in fiscal year 2025, we have experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. However, in the second half of this fiscal year, we resolved most of these delays, with production having returned to the prior normal levels, but with significant production inefficiencies. With a change in administration in fiscal year 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These have and may continue to increase our costs on materials imported into the U.S. and also increase costs and negatively impact sales from our international locations, which primarily sell U.S. manufactured products.

Although we have no operations in or direct exposure to Russia, Belarus or Ukraine, we have experienced intermittent shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative impact of the Russia-Ukraine military conflict, which began in February 2022, on the global economy. Our European operations and customer base have been negatively impacted by the conflict. Similarly, the military conflicts in the Middle East have increased overall geopolitical tensions. As the respective conflicts continue or worsen, they may further impact our business, financial condition or results of operations throughout fiscal year 2026.

Within the Food Safety industry, the end market generally continues to experience a lower level of food production, largely due to the cumulative effect of the significant recent inflation, particularly in food prices. Within Animal Safety, the end market is at or near cyclical lows. As a result, we are optimistic about potential future revenue growth in the segment, particularly if the distribution channel begins to meaningfully restock inventory.

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

We continue to evaluate the nature and extent to which these issues impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us in fiscal year 2026.

RESULTS OF OPERATIONS

Historical Periods

Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended May 31, 2024 for discussion of the Results of Operations, Segment Results of Operations, and Financial Condition and Liquidity for the year ended May 31, 2024 compared to the year ended May 31, 2023, which is incorporated by reference herein.

Executive Overview

	Year Ended May 31,
(in thousands)	2025	2024	Increase / (Decrease)
Total Revenues	$894,661	$924,222	$(29,561)
Cost of Revenues	473,285	460,322	12,963
Gross Profit	421,376	463,900	(42,524)
Operating Expenses
Sales and marketing	183,798	182,872	926
General and administrative	218,167	199,889	18,278
Goodwill impairment	1,059,321	—	1,059,321
Research and development	21,087	22,476	(1,389)
Total Operating Expenses	1,482,373	405,237	1,077,136
Operating Loss (Income)	(1,060,997)	58,663	(1,119,660)
Other Expense
Interest income	3,110	6,362	(3,252)
Interest expense	(71,622)	(73,394)	1,772
Other, net	(3,601)	(5,936)	2,335
Total Other Expense	(72,113)	(72,968)	855
Loss Before Taxes	(1,133,110)	(14,305)	(1,118,805)
Income Tax Benefit	(41,066)	(4,884)	(36,182)
Net Loss	$(1,092,044)	$(9,421)	$(1,082,623)

Results of Operations

Revenues

Revenue decreased $29.6 million for the fiscal year 2025 compared to prior year 2024. The decrease included a $24.3 million unfavorable foreign exchange rate impact and a $3.9 million unfavorable impact due to discontinued product lines with a nominal decline of $1.4 million in the business. Sales of new products in the food quality and nutritional analysis product line paired with growth in indicator testing, pathogens, and biosecurity product lines were offset primarily by reduced sales of sample collection products due to production constraints, lower sales of veterinary instruments due, in part, to a customer sourcing move based on geographical preference, and lower genomics volume due to a combination of voluntary attrition of certain business in connection with restructuring actions, weakness in the companion animal market and a higher level of customer insourcing that offset growth in the bovine market.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets, was $97.3 million in fiscal 2025, a decrease of 5% over prior fiscal year revenue of $102.4 million. The decline was primarily due to a combination of voluntary attrition of certain business in connection with restructuring actions, weakness in the companion animal market and a higher level of customer insourcing that offset growth in the bovine market.

International Revenue

Neogen’s international revenues were $448.7 million in fiscal year 2025, compared to $459.0 million in fiscal 2024, a decrease of 2%. The decline was due to a $24.3 million currency headwind, partially offset by increased sales in the Latin America and European regions.

GROSS MARGIN

Gross margin, expressed as a percentage of revenue, was 47.1% during fiscal year 2025 compared to 50.2% during the prior fiscal year. The decrease in margin during the year was primarily due to lower volume, higher manufacturing costs related to our sample collection product line, and an elevated level of inventory write-offs, as well as some impact from tariffs. The elevated level of write-offs were due, in part, to the large amount of built-up inventory that was shipped exiting fiscal year 2024 as the previous shipment delays stemming from our ERP implementation were resolved. Finally, the decreased gross margin was also negatively impacted by $4.4 million of restructuring charges related primarily to the genomics business. These decreases were partially offset by the positive impact of price increases and mix of products sold, as there was a proportional increase in sales of higher margin products.

OPERATING EXPENSES

Sales and Marketing:

Sales and marketing expenses were $183.8 million during fiscal year 2025, compared to $182.9 million during the prior fiscal year. The increase was primarily due to higher shipping costs and costs associated with commercial support activities, partially offset by a decrease in fees paid to 3M for distribution services and lower royalty expense.

General and Administrative:

General and administrative expenses were $218.2 million during fiscal year 2025, compared to $199.9 million during the prior fiscal year. For the Food Safety segment, expenses were relatively consistent compared to the prior year. For the Animal Safety segment, the increases were due to $7.4 million of restructuring charges incurred in the current fiscal year. These charges were primarily incurred in the second quarter of the current fiscal year, offset by lower salary expenses.

Corporate expense has increased primarily due to additional headcount, contracted services, and higher costs associated with our prior year enterprise resource planning system implementation. We have also incurred additional expense in the current fiscal year for retention related costs, as we executed on certain strategic and transformation actions. These increases were partially offset by decreased bonus accrual charges.

Goodwill:

For the year ended May 31, 2025, goodwill impairment charges were $1,059.3 million . There were no goodwill impairment charges recorded during the prior year comparable period.

Research and Development:

Research and development expense was $21.1 million in fiscal year 2025, compared to $22.5 million during the prior fiscal year. The decrease during the year is primarily the result of lower contracted services and employee costs in the Food Safety segment, as we continue to realize synergies in certain areas from the 3M FSD business.

OTHER (EXPENSE) INCOME

Other expense was $72.1 million for the year ended May 31, 2025 and $73.0 million for the ended May 31, 2024, respectively. The lower expense was due to a gain related to a settlement regarding the Company's prior acquisition of certain fixed assets and lower interest expense. The lower interest expense was a result of our interest rate swap instrument and our loan refinancing in April 2025. These favorable impacts were partially offset by a reduction in interest income associated with our money market portfolio.

PROVISION FOR INCOME TAXES

Income tax benefit during fiscal year 2025 was $41.1 million, compared to income tax benefit of $4.9 million in the prior fiscal year. The net tax benefit in the current fiscal year was primarily related to pre-tax losses due to goodwill impairment expense that is deductible in certain jurisdictions, in addition to amortization expense and interest expense resulting from the FSD transaction. In addition, goodwill impairment expense that is not deductible in certain jurisdictions reduced the income tax benefit by $203 million. In the prior fiscal year, goodwill was not impaired.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of May 31, 2025 and May 31, 2024 are $3.8 million and $2.7 million, respectively. Increases in unrecognized tax benefits are primarily associated with transfer pricing, IRC Section 861 expense apportionment, and research and development credits.

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

SEGMENT RESULTS OF OPERATIONS

	Year Ended May 31
	2025	2024	Increase / (Decrease)	% Change
Food Safety Revenues	$638,140	$655,341	$(17,201)	(3)%
Animal Safety Revenues	256,521	268,881	(12,360)	(5)%
Total Revenues	$894,661	$924,222	$(29,561)	(3)%

Food Safety	$(985,670)	$82,446	$(1,068,116)	(1296)%
Animal Safety	7,247	39,320	(32,073)	(82)%
Segment Operating (Loss) Income	$(978,423)	$121,766	$(1,100,189)	(904)%
Corporate Expenses	(82,574)	(63,103)	(19,471)	31%
Total Operating (Loss) Income	$(1,060,997)	$58,663	$(1,119,660)	(1909)%

Revenues

Revenue for the Food Safety segment decreased $17.2 million during fiscal year 2025 compared to the prior year. The decrease was primarily due to $24.0 million of currency headwinds and $1.2 million from discontinued product lines, with $8.0 million of growth in the business. Growth was driven by continued strength in indicator and pathogen testing, sales of new products in the food quality and nutritional analysis product line in the US and Canada, and higher sales of biosecurity products in the Europe and Latin America regions. These increases were partially offset by production constraints impacting the sample collection product line and lower sales in the general sanitization product line.

Revenue for the Animal Safety segment decreased $12.4 million during fiscal year 2025 compared to the prior year. The decrease was primarily due to a $9.4 million decline in the business, $2.7 million impact from discontinued product lines and $0.3 million unfavorable currency impact. The decline in the business was driven by lower genomics volume due to voluntary attrition of certain business in connection with restructuring actions, weakness in the companion animal market, and a higher level of customer insourcing that offset growth in the bovine market, paired with lower sales of insect control and veterinary instruments products lines which offset strength in sale of rodent control products.

Operating Income

Operating income for the Food Safety segment decreased $1,068.1 million during fiscal year 2025 compared to the prior year. The decline was primarily due to the goodwill impairment charge of $1,059.3 million incurred in fiscal year 2025.

Operating income for the Animal Safety segment decreased $32.1 million during fiscal year 2025 compared to the prior year. The decline was due to lower sales, a goodwill impairment charge and restructuring charges incurred primarily in the second quarter of the current fiscal year, which impacted both gross profit and operating expenses.

The increased corporate expense during each comparable period was related to headcount increases, increases in equity-based compensation and costs associated with our new enterprise resource planning system.

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
•
transition to in-house manufacturing of Petrifilm;
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

We are subject to certain legal and other proceedings that have not had, and, in the opinion of management, are not expected to have, a material effect on our results of operations or financial position.

As of May 31, 2025, we had cash and cash equivalents of $129.0 million, and borrowings available under our revolving line of credit of $150.0 million.

On July 18, 2025, we completed the divestiture of our global Cleaners & Disinfectants business to Kersia Group for $130.0 million in cash at closing, plus contingent consideration tied to future performance of the business. Net proceeds from the transaction will be used primarily to repay debt in the first quarter of fiscal year 2026.

In June 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150 million (collectively, the “Credit Facilities”).

On April 4, 2025, Neogen Food Safety Corporation entered into the Amendment No. 1 and Refinancing Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the existing credit agreement, dated June 30, 2022. The Refinancing Amendment, among other things, provides for (i) a new tranche of senior secured term loans in an aggregate principal amount of $450 million (the “2025 Term

Loans”) and (ii) a revolving credit facility in an aggregate principal amount of $250 million, against which $100 million has been drawn (the “2025 Revolving Facility”). The 2025 Term Loans will mature on April 4, 2030. The 2025 Revolving Facility will terminate on the earlier of April 4, 2030, or the date on which the revolving commitments under the 2025 Revolving Facility are terminated. The Refinancing Amendment lowered the spread on the term loan and revolver facility borrowings from 2.35% to 1.75% based on a net leverage ratio being greater than 3.0 to 1.0.

In July 2022, Neogen Food Safety Corporation closed on an offering of $350 million aggregate principal amount of 8.625% senior notes due in 2030.

The Company has a single finance lease that is a building lease classified within property and equipment and the current portion of debt on the consolidated balance sheets as of May 31, 2025 and May 31, 2024. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of May 31, 2025, the Company was in compliance with all financial covenants under the Credit Facilities.

Cash Flows

	Year Ended May 31,
	2025	2024	Increase / (Decrease)
Net Cash provided by Operating Activities	$58,244	$35,264	$22,980
Net Cash (used for) provided by Investing Activities	$(99,195)	$(29,309)	$(69,886)
Net Cash (used for) provided by Financing Activities	$(1,598)	$1,918	$(3,516)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased $23.0 million during the twelve months ended May 31, 2025 compared to the twelve months ended May 31, 2024. The increase was primarily the result of working capital items, partially offset by a decrease in income from operations. Prior year net working capital reflected large net cash outflows due to inventory purchases, as we exited transition service agreements and stocked FSD inventory.

Net Cash used for Investing Activities

Net cash used for investing activities increased $69.9 million during the twelve months ended May 31, 2025 compared to the twelve months ended May 31, 2024. The increase was primarily the result of lower proceeds from sales of marketable securities in the current year period, partially offset by a decrease in capital expenditures and higher proceeds from the sale of a building in the current year. Capital expenditures were $104.6 million and $111.4 million during the twelve months ended May 31, 2025 and 2024, respectively.

Net Cash (used for) provided by Financing Activities

Net cash (used for) provided by financing activities was a net $3.5 million outflow during the twelve months ended May 31, 2025 compared to the twelve months ended May 31, 2024. The net outflow was primarily due to taxes paid on employees' share-based compensation and debt issuance costs paid.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2026 is approximately $50 million. This includes approximately $35 million in capital expenditures related to the integration of the acquired 3M FSD products, the most significant portion of which is related to the construction of and equipment for our new manufacturing facility in Lansing, Michigan.

Contractual Obligations As of May 31, 2025, we have the following contractual obligations due by period:

		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Debt	$902,350	$19,225	$67,500	$465,625	$350,000
Interest obligations	287,586	62,786	170,462	50,229	4,109
Operating Leases	23,821	6,257	7,875	2,916	6,773
Purchase Obligations (1)	101,436	97,340	4,096	—	—
	$1,315,193	$185,608	$249,933	$518,770	$360,882

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

See Note 6 "Goodwill and Other Intangible Assets" for further detail on the results of our goodwill impairment tests conducted in fiscal year 2025.

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

Interest Rate Risk. The Company utilizes an interest rate swap contract to create fixed interest payments on portions of its variable rate debt instrument in order to manage exposure to fluctuations in interest rates. As of May 31, 2025 and when including our interest rate swap, approximately 38.9% of our total debt was at variable interest rates.

The following table sets forth the potential loss in future earnings or fair values, resulting from hypothetical changes in relevant market rates or prices:

Risk Category	Hypothetical Change	May 31, 2025	Impact
(dollars in thousands)
Foreign Currency — Revenue	10% depreciation in exchange rates relative to USD	$(44,873)	Revenue
Foreign Currency — Hedges	10% depreciation in exchange rates relative to USD	$612	Earnings
Interest Income	75 basis point decrease in interest rates	$(468)	Earnings
Interest Expense	75 basis point increase in interest rates	$(2,625)	Earnings

These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In fiscal year 2025, international revenues accounted for 50.2% of our consolidated net revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report starting on page 58.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—NONE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d[1]15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025, was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, referenced below.

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

Under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of May 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of May 31, 2025. Based on management’s assessment, we have concluded that our internal control over financial reporting was ineffective as of May 31, 2025, due to the material weaknesses relating to our control activities as well as the related information and communication processes described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation of Previously Identified Material Weaknesses

Management's assessment of the Company’s internal control over financial reporting identified the following material weaknesses that existed as of May 31, 2023 and 2024. As of May 31, 2025, management believes our remediation efforts have been effective with respect to these material weaknesses and that the associated controls are now effective as of May 31, 2025:

•
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
•
A material weakness in internal controls related to controls over period-end invoice accruals that are designed to ensure the completeness and accuracy of accrued expenses and accrued capital assets.

In fiscal year 2025, we implemented measures designed to improve internal control over financial reporting to remediate the controls that led to the material weaknesses described above. Such remediation measures included:

•
We hired additional accounting and information technology resources with the required technical expertise and clearly defined roles and responsibilities;
•
We enhanced the overall identification and review process relating to invoices to be accrued for to ensure the completeness and accuracy of accrued expenses and capital assets;
•
We enhanced our processes to evaluate, monitor and approve user access reviews and change management controls;
•
We conducted additional training on the Company’s enhanced invoice accrual, user access review and change management controls.

Identified Material Weaknesses

As a result of management’s assessment of the Company’s internal control over financial reporting, we have concluded that as of May 31, 2025, the Company had deficiencies in the control activities and information and communication components of the COSO Framework that constitute material weaknesses, either individually or in aggregate.

Control Activities

We did not design, implement, and/or operate effective control activities, across substantially all of the Company’s business and financial reporting processes to adequately achieve complete and accurate financial accounting, reporting, and disclosures based on the criteria established in the COSO Framework and we identified deficiencies in the principles associated with the control activities component of the COSO

Framework. The following items contributed to the material weakness in control activities, either individually or in aggregate:

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of May 31, 2025.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements were prepared in accordance with US GAAP, we have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with US GAAP.

The Company’s independent registered public accounting firm, BDO USA, P.C., which has audited and reported on our consolidated financial statements, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025, which is included in this annual report below.

Ongoing Remediation Efforts

Management continues to implement and evaluate measures designed to remediate control deficiencies and enhance the overall internal control environment. These actions are intended to ensure that internal controls are properly designed, effectively implemented, and reliably operated. Our ongoing and prospective initiatives include:

•
Enhancing the design, implementation, and execution of existing control activities, while developing new controls as needed to address identified risks;
•
Enhancing internal controls documentation, including the retention of adequate documentary evidence to demonstrate precision in review procedures and the effective operation of management review controls;
•
Expanding and formalizing entity-level controls and policies to respond to evolving risks, ensure proper communication and information flow, and promote accountability;
•
Developing and deploying document retention protocols aligned with internal control requirements, also planned for implementation in the first quarter of fiscal year 2026;
•
Providing training and ongoing education to control owners on the principles of the COSO Internal Control – Integrated Framework (2013), and reinforcing a culture of compliance and accountability; and

•
Hiring and retaining qualified personnel and external resources to support enhanced control ownership, including the appointment of a dedicated Director of Internal Controls.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts in connection with the material weaknesses described above, no changes in our internal control over financial reporting were identified as having occurred during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Neogen Corporation’s (the “Company’s”) internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2025, and the related notes (collectively referred to as “the financial statements”) and our report dated July 30, 2025 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified regarding management’s failure to design and maintain controls (i) to adequately achieve complete and accurate financial accounting, reporting and disclosures and (ii) to consistently retain information and documentation to adequately support functions of internal control or communicate information internally to personnel. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated July 30, 2025 on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Grand Rapids, Michigan

July 30, 2025

ITEM 9B. OTHER INFORMATION

The Company’s Board of Directors appointed Mikhael Nassif to the Board of Directors, effective August 11, 2025. Mr. Nassif was appointed as the President and CEO of the Company, also effective August 11, 2025. As a non-independent director, it is not expected that Mr. Nassif will serve on any Board committees. Mr. Nassif will not receive any additional compensation for his service as a director of the Company.

During the quarterly period ended May 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS—NOT APPLICABLE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company, certain corporate governance matters and information about our executive officers appearing under the captions “Proposal 1 — Election of Directors,” “Information About the Board and Corporate Governance Matters,” “Information about our Executive Officers,” and “Additional Information-Delinquent Section 16(a) Reports” is incorporated by reference to Neogen’s 2025 proxy statement to be filed within 120 days of May 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, "Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio”, “Pay Versus Performance,” and “Compensation of Directors” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the section entitled “Information about the Board and Corporate Governance Matters-Independent Directors,” “Board Committees” and “Certain Relationships and Related Party Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section entitled “Proposal 3 — Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) and (c). The response to this portion of ITEM 15 is submitted as a separate section of this report starting on page 58.

(a) (3) and (b). The Exhibits, listed in the Exhibit Index below, are incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY — NONE

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2025

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

4.3	Description of the Common Stock of Neogen Corporation (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed July 30, 2024).

10	Material Contracts
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

EXHIBIT NO.	DESCRIPTION
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

10.14

Amendment No.1 and Refinancing Amendment to Credit Agreement, dated as of April 4, 2025, among Neogen Corporation, Neogen Food Safety Corporation, as borrowers, and certain subsidiaries, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2025).

10.15	Neogen Corporation 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed August 28, 2018).(1)
10.16	Neogen Corporation 2023 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed September 18, 2023). (1)
10.17	Form of Management Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed July 30, 2024). (1).
10.18	Form of Management Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed July 30,2024). (1)

EXHIBIT NO.	DESCRIPTION
10.19	Form of Severance Letter Agreement entered into with executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2023). (1)
10.20	Option Agreement between Neogen Corporation and David H. Naemura, dated October 26, 2023 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed July 30,2024). (1)
10.21	Transition Agreement between Neogen Corporation and John Adent dated April 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed April 9, 2025.)

19	Neogen Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed July 30, 2024).
21	Listing of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm BDO USA, P.C.

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed July 30, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

NEOGEN CORPORATION

/s/ John E. Adent	/s/ David H. Naemura	/s/ John P. Moylan
John E. Adent, President & Chief	David H. Naemura,	John P. Moylan,
Executive Officer	Chief Financial & Operating Officer	Chief Accounting Officer
(Principal Executive Officer)	(Chief Financial Officer)	(Principal Accounting Officer)

Dated: July 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Adent	President & Chief Executive Officer	July 30, 2025
John E. Adent	(Principal Executive Officer)

/s/ David H. Naemura	Chief Financial & Operating Officer	July 30, 2025
David H. Naemura	(Chief Financial Officer)

/s/ John P. Moylan	Chief Accounting Officer	July 30, 2025
John P. Moylan	(Principal Accounting Officer)

*	Chairman of the Board of Directors	July 30, 2025
James C. Borel

*	Director	July 30, 2025
Thierry Bernard

*	Director	July 30, 2025
William T. Boehm, Ph.D.

*	Director	July 30, 2025
Jeffrey D. Capello

*	Director	July 30, 2025
Ronald D. Green, Ph.D.

*	Director	July 30, 2025
Aashima Gupta

*	Director	July 30, 2025
Raphael A. Rodriguez

*	Director	July 30, 2025
Andrea F. Wainer

*	Director	July 30, 2025
Catherine E. Woteki, Ph.D.

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a)(1)(a)(2) and (c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MAY 31, 2025

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

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the “Company”) as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 30, 2025 expressed an adverse opinion thereon.

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

Goodwill Impairment Assessment – Food Safety & Animal Safety Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $1.065 billion at May 31, 2025, of which $0.997 billion is allocated to the Company’s Food Safety reporting unit and $0.068 billion to the Animal Safety reporting unit. Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill is tested for impairment annually in the fourth quarter of the Company’s fiscal year. The Company estimates the fair value of its reporting units using a combination of discounted cash flows and market-based approaches. As disclosed by management, the discounted cash flows approach is based on the reporting unit’s forecasted cash flows, including forecasted revenue growth rates and gross margins assumptions, that are discounted to present value using the reporting unit’s weighted average cost of capital (“WACC”) as the discount rate. The Company recognized $1.059 billion of impairment during the year ended May 31, 2025.

We identified the Goodwill Impairment Assessment related to the Food Safety and Animal Safety reporting units as a critical audit matter. The determination of fair value of each reporting unit requires management to make assumptions used in the discounted cash flows approach, including the assumptions of forecasted revenue growth rates, gross margins, and the discount rate. Auditing management’s assumptions used in the calculation of the fair value of reporting units involved especially challenging and subjective auditor judgment, including the extent of specialized knowledge or skill needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the forecasted revenue growth rates used by management by: (i) comparing the forecasted revenue growth rates to historical operating performance and (ii) evaluating the forecasted revenue growth rates for consistency with external peer company financial data and other industry information.
•
Evaluating the reasonableness of the gross margins by comparing to historical operating performance.
•
Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the discount rates.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2014.

Grand Rapids, Michigan

July 30, 2025

Neogen Corporation

Consolidated Balance Sheets

(in thousands, except shares)

	May 31
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$129,004	$170,611
Marketable securities	—	325
Accounts receivable, net	153,384	173,005
Inventory, net	190,859	189,267
Assets held for sale	50,402	—
Prepaid expenses and other current assets	53,288	56,025
Total Current Assets	576,937	589,233
Property and Equipment
Land and improvements	10,816	10,497
Building and improvements	108,721	108,298
Machinery and equipment	180,820	176,369
Furniture and fixtures	7,963	8,260
Construction in progress	186,242	113,968
Total Property and Equipment	494,562	417,392
Less accumulated depreciation	(155,431)	(140,288)
Property and Equipment, net	339,131	277,104
Other Assets
Right of use assets (note 5)	17,152	14,785
Goodwill (note 6)	1,064,902	2,135,632
Amortizable intangible assets, net (note 6)	1,410,485	1,511,653
Other non-current assets	35,229	20,426
Total Other Assets	2,527,768	3,682,496
Total Assets	$3,443,836	$4,548,833

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of debt	$19,301	$2,447
Accounts payable	79,605	83,061
Accrued compensation	14,134	19,949
Income tax payable (note 11)	5,599	10,449
Accrued interest	11,078	10,985
Deferred revenue	5,558	4,632
Liabilities held for sale	6,556	—
Other current liabilities	32,180	22,800
Total Current Liabilities	174,011	154,323
Deferred Income Tax Liability (note 11)	280,907	326,718
Non-Current Debt (note 9)	874,810	888,391
Other Non-Current Liabilities	42,854	35,259
Total Liabilities	1,372,582	1,404,691
Commitments and Contingencies (note 12)
Stockholders’ Equity
Preferred stock, $1.00 par value — shares authorized 100,000; none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 315,000,000; 217,044,498 and 216,614,407 shares issued and outstanding at May 31, 2025 and 2024, respectively	34,728	34,658
Additional paid-in capital	2,601,848	2,583,885
Accumulated other comprehensive loss	(28,898)	(30,021)
Retained earnings (accumulated deficit)	(536,424)	555,620
Total Stockholders’ Equity	2,071,254	3,144,142
Total Liabilities and Stockholders’ Equity	$3,443,836	$4,548,833

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Operations

(in thousands, except shares)

	Year Ended May 31,
	2025	2024	2023
Revenues
Product revenues	$797,315	$821,821	$715,076
Service revenues	97,346	102,401	107,371
Total Revenues	894,661	924,222	822,447
Cost of Revenues
Cost of product revenues	411,460	401,079	354,707
Cost of service revenues	61,825	59,243	61,785
Cost of Revenues	473,285	460,322	416,492
Gross Profit	421,376	463,900	405,955
Operating Expenses
Sales and marketing	183,798	182,872	141,222
General and administrative	218,167	199,889	201,179
Goodwill impairment	1,059,321	—	—
Research and development	21,087	22,476	26,039
Total Operating Expenses	1,482,373	405,237	368,440
Operating Loss (Income)	(1,060,997)	58,663	37,515
Other Expense
Interest income	3,110	6,362	3,166
Interest expense	(71,622)	(73,394)	(55,961)
Other, net	(3,601)	(5,936)	(6,762)
Total Other Expense	(72,113)	(72,968)	(59,557)
Loss Before Taxes	(1,133,110)	(14,305)	(22,042)
Income Tax (Benefit) Expense	(41,066)	(4,884)	828
Net Loss	$(1,092,044)	$(9,421)	$(22,870)
Net Loss Per Share
Basic	$(5.03)	$(0.04)	$(0.12)
Diluted	$(5.03)	$(0.04)	$(0.12)
Weighted Average Shares Outstanding
Basic	216,894,861	216,481,878	188,880,836
Diluted	216,894,861	216,481,878	188,880,836

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended May 31,
	2025	2024	2023
Net Loss	$(1,092,044)	$(9,421)	$(22,870)
Other comprehensive income (loss)
Foreign currency translations gain (loss)	4,248	(1,599)	(4,796)
Unrealized gain on marketable securities(1)	—	927	1,353
Unrealized (loss) gain on derivative instruments(2)	(3,125)	3,902	(2,039)
Other comprehensive income (loss), net of tax:	1,123	3,230	(5,482)
Total Comprehensive Loss	$(1,090,921)	$(6,191)	$(28,352)

(1) Amounts are net of tax of $293 and $389 during the twelve months ending May 31, 2024 and 2023, respectively.

(2) Amounts are net of tax of ($987), $1,232, and ($644) during the twelve months ending May 31, 2025, 2024, and 2023 respectively.

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional		Retained Earnings
	Common Stock		Paid-in		(Accumulated	Total
	Shares	Amount	Capital	AOCI	Deficit)	Equity
May 31, 2022	107,801,094	$17,248	$309,984	$(27,769)	$587,911	$887,374
Share-based compensation expense			10,117			10,117
Exercise of options and RSUs	79,857	13	366	—	—	379
Issuance of shares under employee stock purchase plan	94,604	15	1,843	—	—	1,858
Issuance of shares for 3M transaction	108,269,946	17,323	2,245,518			2,262,841
Net loss	—	—	—	—	(22,870)	(22,870)
Other comprehensive loss	—	—	—	(5,482)	—	(5,482)
May 31, 2023	216,245,501	$34,599	$2,567,828	$(33,251)	$565,041	$3,134,217
Share-based compensation expense			13,768			13,768
Exercise of options and RSUs	234,096	37	49	—	—	86
Issuance of shares under employee stock purchase plan	134,810	22	2,240	—	—	2,262
Net loss	—	—	—	—	(9,421)	(9,421)
Other comprehensive income	—	—	—	3,230	—	3,230
May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142
Share-based compensation expense			17,291			17,291
Exercise of options and RSUs	272,442	44	(1,402)	—	—	(1,358)
Issuance of shares under employee stock purchase plan	157,649	26	2,074	—	—	2,100
Net loss	—	—	—	—	(1,092,044)	(1,092,044)
Other comprehensive income	—	—	—	1,123	—	1,123
May 31, 2025	217,044,498	$34,728	$2,601,848	$(28,898)	$(536,424)	$2,071,254

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended May 31,
	2025	2024	2023
Cash Flows provided by Operating Activities
Net loss	$(1,092,044)	$(9,421)	$(22,870)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	119,483	116,717	88,377
Impairment of discontinued product lines	—	556	3,109
(Gain) loss on sale of minority interest	—	(103)	2,016
Deferred income taxes	(57,783)	(27,423)	(19,230)
Share-based compensation	17,291	13,768	10,177
(Gain) loss on disposal of property and equipment	(25)	1,073	(486)
Amortization of debt issuance costs	3,219	3,441	2,720
Goodwill and other long-lived asset impairment	1,068,747	—	—
Loss on refinancing and extinguishment of debt	1,938	—	—
Right of use asset amortization	6,189	4,510	2,097
Other	(2,839)	4,829	(685)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	11,638	(20,101)	(53,879)
Inventories, net	(16,117)	(55,949)	9,955
Prepaid expenses and other current assets	(1,504)	11,113	(3,121)
Accounts payable and accrued liabilities	(402)	13,751	18,642
Interest expense accrual	93	(164)	4,052
Changes in other non-current assets and non-current liabilities	360	(21,333)	154
Net Cash provided by Operating Activities	58,244	35,264	41,028
Cash Flows (used for) provided by Investing Activities
Purchase of property, equipment and other non-current intangible assets	(104,595)	(111,421)	(65,757)
Proceeds from the maturities of marketable securities	325	82,004	266,772
Purchase of marketable securities	—	—	(12,523)
Business acquisitions, net of cash acquired	—	—	11,721
Proceeds from the sale of property and equipment and other	5,075	108	826
Net Cash (used for) provided by Investing Activities	(99,195)	(29,309)	201,039
Cash Flows (used for) provided by Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	2,242	2,456	1,195
Tax payments related to share-based awards	(1,500)	(118)	—
Proceeds from issuance of long-term debt	450,000	—	—
Repayment of long-term debt	(550,000)	—	(100,000)
Proceeds from issuance of revolving credit facility	100,000	—	—
Debt issuance costs paid	(2,019)	—	(19,276)
Repayment of finance lease and other	(321)	(420)	—
Net Cash (used for) provided by Financing Activities	(1,598)	1,918	(118,081)
Effects of Foreign Exchange Rate on Cash	942	(502)	(5,219)
Net (Decrease) Increase in Cash and Cash Equivalents	(41,607)	7,371	118,767
Cash and Cash Equivalents, Beginning of Year	170,611	163,240	44,473
Cash and Cash Equivalents, End of Year	$129,004	$170,611	$163,240
Supplementary Cash Flow Information
Cash paid for interest	$68,142	$73,168	$42,616
Property and equipment obtained for noncash consideration	$930	—	—
Income taxes paid, net of refunds	$26,544	$22,303	$15,473

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

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries, all of which are wholly-owned as of May 31, 2025.

All intercompany accounts and transactions have been eliminated in consolidation.

Functional Currency

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in other (expense) income on our consolidated statements of operations. During fiscal years 2025, 2024 and 2023, the Company incurred $3,697, $5,184 and $5,322 of foreign currency losses, respectively.

New Accounting Pronouncements Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this pronouncement and provided required disclosures in Note 15 "Segment Information" to the consolidated financial statements. The Company will adopt the interim requirements on June 1, 2025.

New Accounting Pronouncements Not Yet Adopted

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

Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. The carrying value of these assets approximates fair value due to the short maturity of these instruments and is classified as Level 1 in the fair value hierarchy. Cash held by foreign subsidiaries was $58,468 and $68,276 at May 31, 2025 and 2024, respectively.

Marketable Securities

The Company had marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds rated at least A-1/P-1 (short-term) and A/A2 (long-term) with original maturities between 91 days and two years. These securities are classified as available for sale. Changes in fair value are monitored and recorded on a monthly basis and are recorded in other comprehensive (loss) income. In the event of a downgrade in credit quality subsequent to purchase, the marketable securities investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable securities portfolio. If fair value is less than its amortized cost basis, then the Company evaluates whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. As of May 31, 2024, there were no recorded allowance for credit losses related to the marketable securities. This evaluation included a review of the credit quality of the issuers, the financial health of the underlying securities, and the economic environment. The unrealized losses on our marketable securities are primarily related to market fluctuations in the interest rates. As of May 31, 2024, the expected duration of all unrealized losses was less than 12 months. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. Short-term investments are not entered into for trading or speculative purposes. These securities are recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. Interest income on these investments is recorded within other (expense) income on the consolidated statements of operations.

Marketable Securities as of May 31, 2025 and 2024 are listed below by classification and remaining maturities.

		Year Ended May 31,
	Maturity	2025	2024
Commercial Paper & Corporate Bonds	0 - 90 days	$—	$325
Total Marketable Securities		$—	$325

The components of marketable securities as of May 31, 2024 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial Paper & Corporate Bonds	$325	$—	$—	$325

Derivative Financial Instruments

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with a major financial institution and has also entered into interest rate swap contracts as a hedge against changes in interest rates. Management settles its foreign currency forward contracts monthly with its one counterparty. There are no collateral or margin requirements as part of these forward contracts. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. For the Company's interest rate swap derivative, the Company designated it as a cash flow hedge in accordance with its established policy. The interest rate swap derivative is a bilateral agreement with no margin requirements. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive loss, and amounts are reclassified into interest expense on the consolidated statements of operations when transactions are realized. Derivatives that are not designated as hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. As of May 31, 2025, 2024, and 2023 accounts receivable, net was $153,384, $173,005, and $153,253 respectively, on the balance sheets. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for credit losses. The provision is recorded within operating expenses on the consolidated statements of operations. No customer accounted for more than 10% of accounts receivable as of May 31, 2025 or 2024, respectively. The activity in the allowance for credit losses was as follows:

	Year Ended May 31,
	2025	2024	2023
Beginning Balance	$4,140	$2,827	$1,650
Provision	3,269	1,720	1,460
Recoveries	(235)	(191)	46
Write-offs	(1,555)	(216)	(329)
Reclass to held for sale (1)	(222)	—	—
Ending Balance	$5,397	$4,140	$2,827

(1) This is allowance for credit losses reclassified to the Company's held for sale entities. See Note 4. "Assets Held for Sale" for further detail.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out method. The components of inventories were as follows:

	Year Ended May 31,
	2025	2024
Raw Materials	$65,692	$78,799
Work-in-process	11,233	10,990
Finished goods	130,417	111,839
Inventory reserve	(16,483)	(12,361)
Inventory, net	$190,859	$189,267

The Company’s inventories are analyzed for slow moving, expired and obsolete items on a quarterly basis and the inventory reserve is adjusted as required within cost of revenues. See Note 6 "Goodwill and Other Intangible Assets"

Property and Equipment

Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense as incurred. Depreciation is provided on the straight line method over the estimated useful lives of the respective assets, which are generally seven to 39 years for buildings and improvements, and three to 10 years for furniture, fixtures, computers and machinery and equipment. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Depreciation expense was $25,566, $21,771 and $17,292 in fiscal years 2025, 2024, and 2023, respectively.

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

Equity Compensation Plans

At May 31, 2025, the Company had stock award plans which are described more fully in Note 10 to the consolidated financial statements.

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

Advertising Costs

Advertising costs are expensed within sales and marketing as incurred and totaled $4,123, $3,301 and $2,548 in fiscal years 2025, 2024 and 2023, respectively.

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

The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense. These expenses totaled $29,719, $25,290, and $18,513 in fiscal years 2025, 2024 and 2023, respectively. Revenue is recognized net of any tax collected from customers. The taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. While these situations are infrequent, due to immateriality of the amount, warranty claims are recorded in the period incurred.

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

Held for Sale

In accordance with ASC 360-10-45-9, the Company classifies long-lived assets or disposal groups as held for sale when all of the following criteria are met:

•
Management commits to a plan to sell the asset;
•
The asset is available for immediate sale in its present condition;
•
An active program to locate a buyer and complete the plan has been initiated;
•
The sale of the asset is probable within one year;
•
The asset is being actively marketed at a price that is reasonable in relation to its current fair value; and
•
Significant changes to or withdrawal from the plan are unlikely.

When an asset (or disposal group) is classified as held for sale, the Company ceases to depreciate the asset and reports it at the lower of its carrying amount or fair value less costs to sell. Any losses arising from initial classification or subsequent measurement are recognized in the consolidated statements of operations. Gains are not recognized on the sale of a long-lived asset until the date of sale.

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

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are recorded within deferred revenue on the consolidated balance sheets. Changes in the balances relate primarily to sales of the Company's genomics services and Neogen Analytics.

The following table summarizes contract liabilities by period:

	Year Ended May 31 ,
	2025	2024
Beginning balance	$4,632	$4,616
Additions	12,658	13,267
Recognized into revenue	(11,732)	(13,251)
Ending balance	$5,558	$4,632

The following table presents disaggregated revenue by major product and service categories for the years ended May 31, 2025, 2024 and 2023:

	Year Ended May 31,
	2025	2024	2023
Food Safety:
Natural Toxins & Allergens	$77,058	$82,240	$82,567
Bacterial & General Sanitation	164,777	171,217	134,934
Indicator Testing, Culture Media & Other	325,915	334,636	267,178
Rodent Control, Insect Control & Disinfectants	46,971	42,965	39,655
Genomics Services	23,419	24,283	22,463
	$638,140	$655,341	$546,797
Animal Safety:
Life Sciences	6,500	6,515	6,254
Veterinary Instruments & Disposables	61,468	65,848	63,843
Animal Care & Other	34,654	36,978	39,068
Rodent Control, Insect Control & Disinfectants	88,063	88,732	87,423
Genomics Services	65,836	70,808	79,062
	$256,521	$268,881	$275,650
Total Revenue	$894,661	$924,222	$822,447

3. Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted losses per share is based on the weighted average number of common shares and dilutive potential common shares outstanding. Our dilutive potential common shares outstanding during the years result from dilutive stock options and restricted stock units ("RSUs"). The following table presents the net loss per share calculations:

	Year Ended May 31,
	2025	2024	2023
Numerator for basic and diluted net loss per share — Net Loss	$(1,092,044)	$(9,421)	$(22,870)
Denominator for basic net loss per share — Weighted average shares	216,894,861	216,481,878	188,880,836
Effect of dilutive stock options and restricted stock units	—	—	—
Denominator for diluted net loss per share	216,894,861	216,481,878	188,880,836
Net loss attributable per share
Basic	$(5.03)	$(0.04)	$(0.12)
Diluted	$(5.03)	$(0.04)	$(0.12)

Due to the net loss in fiscal years 2025, 2024, and 2023, the stock options and RSUs are anti-dilutive. At May 31, 2025, May 31, 2024, and May 31, 2023 approximately 120,736, 332,025 and 147,671 shares, respectively, were excluded from the calculation of diluted net loss per share, because the inclusion of such securities in the calculation would have been anti-dilutive.

4. Assets Held for Sale

In April 2025, the Company announced that it has entered into a definitive agreement to sell its global Cleaners and Disinfectants ("C&D") business to Kersia Group. The transaction is expected to close in the first quarter of the Company's 2026 fiscal year, subject to regulatory approval and customary conditions. The C&D business and the associated assets and liabilities met the criteria for presentation as held for sale as of May 31, 2025. The Company determined that the fair value less cost to sell exceeded the carrying value. Therefore, no impairment charge was recognized. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

The major classes of assets and liabilities held for sale of the C&D business were as followed:

Year Ended May 31, 2025
Accounts receivable, net	$7,229
Inventory, net	8,707
Prepaid expenses and other current assets	874
Property and equipment, net	7,081
Right of use assets	273
Goodwill	12,977
Amortizable intangible assets, net	13,261
Total assets held for sale	$50,402

Accounts payable	$2,287
Accrued compensation	553
Other current liabilities	1,156
Deferred income tax liability	2,151
Other non-current liabilities	409
Total liabilities held for sale	$6,556

Subsequent Event

On July 18, 2025, the Company completed the divestiture of its global C&D business to Kersia Group for $130,000 in cash at closing, plus contingent consideration tied to future performance of the business.

5. Leases

We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating and finance leases.

Supplemental balance sheet information related to operating and finance leases was as follows:

	Year Ended May 31,
	2025	2024
Rights of use - non-current assets	$17,152	$14,785
Lease liabilities - other current liabilities	$5,641	$5,101
Lease liabilities - non-current liabilities	$12,860	$10,300
Property and equipment	$2,425	$2,423
Current portion of finance lease	$2,426	$2,447

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year Ended May 31,
	2025	2024
Operating Leases
Weighted average remaining lease term	6.5 years	3.9 years
Weighted average discount rate	6.0%	5.6%

Financing Lease
Weighted average remaining lease term	0.3 years	0.3 years
Weighted average discount rate	6.1%	6.1%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of operations. The components of lease expense were as follows:

	Year Ended May 31,
	2025	2024
Operating leases	$6,189	$4,510
Short term leases	722	625
Financing lease expense:
Amortization of asset	299	219
Interest on lease liability	18	12
Total lease expense	$7,228	$5,366

Supplemental cash flow information is as follows:

	Year Ended May 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,680	$4,714	$2,139
Operating cash flows for finance leases	$18	$12	—
Financing cash flows for finance leases	$298	$192	—
Non-cash assets obtained in exchange for lease obligations:
Operating leases	$7,113	$5,562	$11,192
Finance leases	—	$2,642	—

Future lease payments as of May 31, 2025 are as follows:

	Operating	Finance
Years ending May 31,	Leases	Lease
2026	$6,257	$2,431
2027	4,638	—
2028	3,237	—
2029	1,763	—
2030	1,153	—
2031 and thereafter	6,773	—
Total lease payments	$23,821	$2,431
Less: imputed interest	(5,320)	(5)
Total lease liabilities	$18,501	$2,426

As of May 31, 2025, the Company had additional leases, primarily for real estate that have not yet commenced with undiscounted lease payments of approximately $2,316. The leases are expected to commence in the first half of fiscal year 2026 with lease terms up to seven years.

6. Goodwill and Other Intangible Assets

Goodwill

In the second quarter of fiscal year 2025, the Company identified that the impact of integration challenges and end market conditions on the recent overall financial performance of the Food Safety reporting unit represented a triggering event to test goodwill within that reporting unit for impairment as of the first day of the second quarter of fiscal year 2025. Management utilized a third-party to quantitatively assess its Food Safety reporting unit. Based on the results of the analysis, the carrying value of the Food Safety reporting unit exceeded its fair value. Accordingly, an impairment charge of $461,390 was recorded. Differences in the balance sheet change and impairment charge are due to foreign exchange.

Management also completed the annual impairment analysis of goodwill using a third-party quantitative assessment as of the first day of the fourth quarter of fiscal year 2025. Management utilized a third-party to quantitatively assess its Food Safety and Animal Safety reporting units. Based on the results of the analysis, the carrying value of the Food Safety and Animal Safety reporting units exceeded its fair value as of March 1, 2025. Accordingly, impairment charges of $584,826 and $13,105 were recorded for the Food Safety and Animal Safety reporting units, respectively. The fourth quarter impairment charges were primarily caused by recent overall financial performance. Differences in the balance sheet change and impairment charge are due to foreign exchange. The annual impairment analysis resulted in no impairment for 2024 and 2023.

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

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
Balance, May 31, 2023	$2,056,161	$81,335	$2,137,496
Acquisitions	250	—	250
Foreign currency translation and other	(2,206)	92	(2,114)
Balance, May 31, 2024	$2,054,205	$81,427	$2,135,632
Impairment	(1,045,349)	(13,084)	(1,058,433)
Foreign currency translation and other (1)	(11,973)	(324)	(12,297)
Balance, May 31, 2025	$996,883	$68,019	$1,064,902

(1) Other charge includes goodwill impairment related to held for sale entities.

Intangible Assets

Definite-lived intangible assets consisted of the following and are included in amortizable intangible assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$15,612	$7,828	$7,784
Covenants not to compete	422	349	73
Patents	8,928	4,393	4,535
Customer relationships intangibles	1,231,875	196,727	1,035,148
Trade names and trademarks	119,233	16,404	102,829
Developed technology	307,883	62,253	245,630
Other product and service-related intangibles	16,388	1,902	14,486
Balance, May 31, 2025	$1,700,341	$289,856	$1,410,485

Licenses	$14,407	$7,214	$7,193
Covenants not to compete	487	425	62
Patents	7,692	3,770	3,922
Customer relationships intangibles	1,244,790	140,963	1,103,827
Trade names and trademarks	124,328	11,407	112,921
Developed technology	307,560	41,150	266,410
Other product and service-related intangibles	23,947	6,629	17,318
Balance, May 31, 2024	$1,723,211	$211,558	$1,511,653

Amortization expense for intangibles totaled $93,917, $94,946, and $71,085 in fiscal years 2025, 2024, and 2023, respectively. During fiscal year 2024 and 2023, the Company recorded an impairment of $556 and $2,109, respectively, to its amortizable licenses related to discontinued product lines.

Estimated amortization expense for fiscal years: 2026—$96,000, 2027—$96,000, 2028—$95,000, 2029—$91,000, and 2030—$90,000, 2031 and thereafter—$942,000.

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

During the fourth quarter of fiscal year 2025, the Company identified that recent overall financial performance of its asset groups represented a triggering event to test long-lived assets for impairment as of March 1, 2025.

Management utilized a third-party to quantitatively assess its asset groups with an undiscounted cash flow analysis. Based on the results of the analysis, the undiscounted cash flows of the asset groups exceeded their carrying value. Accordingly, a further impairment assessment was not required.

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

7. Restructuring

The Company regularly evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of its operations. In fiscal year 2024, management initiated a restructuring plan to begin streamlining the Company's global genomics business. Management continued and primarily finalized the restructuring plan to streamline operations of the Company's global genomics business. This restructuring plan was complete by May 31, 2025.

The Company’s restructuring charges consist of severance payments, costs for outplacement services, and post-employment benefits (collectively, “employee separation costs”), other related exit costs and asset impairment charges related to restructuring activities. These amounts are partially recorded within cost of service revenues and partially recorded within general and administrative expense on the consolidated statements of operations.

Restructuring charges by segment were as follows:

	Year ended May 31,
	2025	2024
Food Safety	$2,146	$402
Animal Safety	7,430	1,385
Corporate	1,520	1,726
Total	$11,096	$3,513

Restructuring activity for the twelve months ended May 31, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2024	$-	$-	$-
Expense	3,041	8,055	11,096
Cash Payments	(2,285)	(481)	(2,766)
Asset impairments and other (1)	-	(7,574)	(7,574)
Balance as of May 31, 2025	$756	$-	$756

(1) Asset impairment charges primarily relate to Inventory and Property and Equipment charges incurred by the Company's Animal Safety operating segment and global genomics business.

8. Business Combinations

The consolidated statements of operations reflect the results of operations for business acquisitions since the respective dates of purchase. All are accounted for using the acquisition method. Goodwill recognized in the acquisitions described below relates primarily to enhancing the Company’s strategic platform for the expansion of available product offerings.

Fiscal 2023

Thai-Neo Biotech Co., Ltd. Acquisition

In July 2022, the Company acquired all of the stock of Thai-Neo Biotech Co., Ltd., a longstanding distributor of Neogen’s food safety products to Thailand and Southeast Asia. This acquisition gives Neogen a direct sales presence in Thailand. Consideration for the purchase was $1,581 in net cash, with $1,310 paid at closing, $37 paid in November 2022 as a working capital adjustment and $234 paid in October 2023. The final purchase price allocation, based upon the fair value of these assets and liabilities determined using the income approach, included intangible assets of $620 (with an estimated life of 10 years). The business continues to operate in Bangkok, Thailand, reporting within the Food Safety segment.

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

There was also the potential for performance milestone payments of up to $8,500 based on successful implementation of the software service at customer sites and sale of licenses. As a result, the Company recorded contingent liabilities of $930 as part of the opening balance sheet within other non-current liabilities.

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

In the third quarter of the fiscal 2025, the company reversed the contingent liabilities of $930. The final milestone payment was not achieved, resulting in a full reversal of the liability.

3M Food Safety Transaction

In September 2022, Neogen, 3M and Neogen Food Safety Corporation, formerly named Garden SpinCo, a subsidiary created to carve out 3M’s FSD, closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”). Immediately following the FSD transaction, pre-merger Neogen Food Safety Corporation stockholders owned, in the aggregate, approximately 50.1% of the issued and outstanding shares of Neogen common stock and pre-merger Neogen shareholders owned, in the aggregate, approximately 49.9% of the issued and outstanding shares of Neogen common stock. This transaction is a business combination and was accounted for using the acquisition method.

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

Year Ended May 31, 2023
Net revenue	$919,959
Operating income	$44,373

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

9. Long-Term Debt

The Company’s long-term debt consists of the following:

	May 31, 2025	May 31, 2024
Term Loan	$450,000	$550,000
Senior Notes	350,000	350,000
Revolver Facility	100,000	—
Finance Lease	2,426	—
Total debt and finance lease	902,426	900,000
Less: Current portion	(19,301)	—
Total non-current debt	883,125	900,000
Less: Unamortized debt issuance costs	(8,315)	(11,609)
Total non-current debt, net	$874,810	$888,391

Credit Facilities

On June 30, 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650,000 and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150,000 to fund the FSD transaction. In fiscal year 2023, the Company made $100,000 in prepayments on the term loan facility.

On April 4, 2025, Neogen Food Safety Corporation entered into the Amendment No. 1 and Refinancing Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the existing credit agreement, dated June 30, 2022. The Refinancing Amendment, among other things, provides for (i) a new tranche of senior secured term loans in an aggregate principal amount of $450,000 (the “2025 Term Loans”) and (ii) a revolving credit facility in an aggregate principal amount of $250,000 (collectively, the “Credit Facilities”), against which $100,000 has been drawn (the “2025 Revolving Facility”). The 2025 Term Loans will mature on April 4, 2030. The 2025 Revolving Facility will terminate on the earlier of April 4, 2030, or the date on which the revolving commitments under the 2025 Revolving Facility are terminated. The Refinancing Amendment lowered the spread on the term loan and revolver facility borrowings from 2.35% to 1.75% based on a net leverage ratio being greater than 3.0 to 1.0.

The Refinancing Amendment reduced the syndicate of lenders for the 2025 Term Loans, which resulted in an accounting for debt extinguishment for seven lenders and resulted in an extinguishment loss of $1,938. For the remaining existing lenders, the Refinancing Amendment was accounted for as a debt modification. As a result of the Refinancing Amendment, the Company incurred total debt financing fees of $2,766, of which $2,019 has been deferred and amortized over the contractual life of the loans to interest expense using the straight line rate method and $747 has been recorded to general and administrative expenses.

The Credit Facilities bear interest based on term SOFR plus an applicable margin which ranges between 137.5 to 175 basis points, determined for each interest period and paid monthly. During the twelve months ended May 31, 2025, the interest rates ranged from 6.07% to 7.69% per annum.

The Company has a $250,000 revolving credit facility, against which $100,000 has been drawn, with any amount outstanding to be repaid on or before the termination date of the revolving commitments. As of May 31, 2025, the company incurred $961 of interest expense related to the drawn revolving credit facility. In fiscal year 2023, debt issuance costs of $2,361 were incurred related to the revolving facility. In fiscal year 2025, debt issuance costs of $983 were incurred related to the 2025 Revolving Facility. As part of the Refinancing Amendment, $363 was recorded as an extinguishment cost, which reduced the outstanding debt issuance costs. Collectively, these outstanding debt issuance costs are being amortized as interest expense in the consolidated statements of operations over the contractual life of the revolving facility using the straight line method. Amortization of the deferred debt issuance costs for the revolving facility was $464 and $489 during the twelve months ended May 31, 2025 and 2024, respectively. As of May 31, 2025 and May 31, 2024, the Company had $1,662 and $1,506, respectively, of unamortized debt issuance costs.

The Company must pay an annual commitment fee ranging from 0.15% and 0.25% on the unused portion of the revolving facility, paid quarterly. As of May 31, 2025, the commitment fee was 0.25%. During the twelve months ended May 31, 2025 and 2024, $508 and $501 was recorded as interest expense in the consolidated statements of operations.

There was $76 accrued interest on the term loan as of May 31, 2025. There was no accrued interest on the term loan as of May 31, 2024. In fiscal year 2023, the Company incurred $10,232 in total debt issuance costs on the term loan. In fiscal year 2025, the Company incurred additional debt issuance costs of $1,035 related to the Refinancing Amendment. As part of the Refinancing Amendment, $1,575 was recorded as an extinguishment cost, which reduced the outstanding debt issuance costs. Collectively, these outstanding debt issuance costs are being amortized over the contractual life of the loan to interest expense using the straight-line method. The amortization of deferred debt issuance costs of $1,922 and interest expense of $38,119 (excluding swap credit of $1,548) for the term loan was included in the consolidated statements of operations during the twelve months ended May 31, 2025. The amortization of deferred debt issuance costs of $2,117 and interest expense of $42,152 (excluding swap credit of $3,002) for the term loan was included in the consolidated statements of operations during the twelve months ended May 31, 2024. As of May 31, 2025 and May 31, 2024, the Company had $4,066 and $6,527, respectively, of unamortized debt issuance costs.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of May 31, 2025, the Company was in compliance with its debt covenants.

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

Total accrued interest on the Notes was $10,985 as of May 31, 2025 based on the stated interest rate of 8.625%. This amount was included in current liabilities on the consolidated balance sheets. In fiscal year 2023, the Company incurred total debt issuance costs of $6,683, which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight line method. The amortization of deferred debt issuance costs of $835 and interest expense of $30,188 for the Notes was included in the consolidated statements of operations during the twelve months ended May 31, 2025 and May 31, 2024, respectively. As of May 31, 2025 and May 31, 2024, the Company had $4,247 and $5,082, respectively, of unamortized debt issuance costs.

There are required quarterly principal payments on the term loan facility of $5,625 starting in November 2025. However, there are no required principal payments on the Notes until maturity. The weighted average interest rate on the Company's short-term debt was 6.07% as of May 31, 2025. The expected maturities associated with the Company’s outstanding debt and finance lease as of May 31, 2025, were as follows:

Fiscal Year	Amount
2026	$19,225
2027	22,500
2028	22,500
2029	22,500
2030	465,625
Thereafter	350,000
Total	$902,350

Finance Lease

The finance lease is a building lease that is classified within property and equipment and the current portion of debt on the consolidated balance sheets as of May 31, 2025 and 2024. The Company intends to elect the purchase option within the lease agreement prior to the end of the lease term.

10. Equity Compensation Plans and Other Incentive Compensation

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

Remaining shares available for grant under share-based compensation plans were 13,817,754 at May 31, 2025, 16,778,458 at May 31, 2024, and 2,871,000 at May 31, 2023. Compensation expense related to share-based awards was $17,291, $13,768, and 10,177 in fiscal years 2025, 2024 and 2023, respectively.

Options

(option amounts in thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2022 (1,191 exercisable)	3,244	$32.13	$7.66
Granted	1,704	14.68	4.61
Exercised	(22)	14.78	4.23
Forfeited	(704)	29.81	7.26
Outstanding at May 31, 2023 (1,401 exercisable)	4,222	25.56	6.51
Granted	1,949	15.43	5.98
Exercised	(11)	13.61	4.44
Forfeited	(1,224)	30.27	7.26
Outstanding at May 31, 2024 (1,518 exercisable)	4,936	20.41	6.12
Granted	2,002	15.47	4.96
Exercised	(23)	14.50	4.59
Forfeited	(988)	27.92	7.10
Outstanding at May 31, 2025 ( 2,142 exercisable)	5,927	$17.51	$5.56

The following is a summary of stock options outstanding at May 31, 2025:

	Options Outstanding			Options Exercisable
		Average Contractual	Weighted-Average		Weighted-Average
(option amounts in thousands)		Life	Exercise		Exercise
Range of Exercise Price	Number	(in years)	Price	Number	Price
$5.14 - $20.00	5,129	5.5	$14.93	1,552	$14.34
$20.01 - $28.00	78	3.5	23.57	78	23.57
$28.01 - $36.00	452	1.2	31.87	344	32.16
$36.01 - $42.46	268	1.4	40.96	168	41.02
	5,927	4.9	$17.51	2,142	$19.63

The weighted average exercise price of shares subject to options that were exercisable at May 31, 2024 and 2023 was $26.11 and $31.54, respectively.

Remaining compensation cost to be expensed in future periods for non-vested options was $13,488 at May 31, 2025, with a weighted average expense recognition period of 1.8 years.

	Year Ended May 31,
	2025	2024	2023
Aggregate intrinsic value of options outstanding	$113	$55	$6,154
Aggregate intrinsic value of options exercisable	—	$5	$42
Aggregate intrinsic value of options exercised	$46	$37	$73

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended May 31,
	2025	2024	2023
Risk-free interest rate	3.7%	4.7%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock volatility	38.1%	37.3%	34.0%
Expected option life	3.4 years	4.5 years	4.5 years

The risk-free interest rate for periods within the expected life of options granted is based on the U.S. Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. We include recent historical experience in estimating our forfeitures. As employees terminate, grant tranches expire or as forfeitures are known, estimated expense is adjusted to actual. For options granted in fiscal years 2025, 2024 and 2023, the Company recorded charges in general and administrative expense based on the fair value of stock options using the straight line method over the vesting period of three to five years.

Restricted Stock Units

The remaining weighted-average period for the Company's outstanding RSUs is 1.8 years. On May 31, 2025, there was $11,187 in unamortized compensation cost related to non-vested RSUs. The fair value of restricted stock units vested during fiscal years 2025, 2024 and 2023 was $5,208, $3,835 and $820, respectively.

(RSU amounts in thousands)	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2023	766	$19.30
Granted	574	15.55
Released	(230)	18.53
Forfeited	(149)	19.98
Outstanding at May 31, 2024	961	17.17
Granted	537	15.49
Released	(374)	16.89
Forfeited	(120)	17.47
Outstanding at May 31, 2025	1,004	$16.25

The weighted average grant date fair value of the fiscal year 2023 awards was $13.83.

Employee Stock Purchase Plan

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees through this program were 157,648 in fiscal 2025, 134,810 in fiscal 2024, and 94,604 in fiscal 2023. As of May 31, 2025, common stock totaling 588,865 of the 1,000,000 authorized shares remained reserved for issuance under the plan.

Defined Contribution Benefit Plan and Bonus Compensation

The Company maintains a defined contribution 401(k) benefit plan covering substantially all domestic employees. Employees are permitted to defer compensation up to IRS limits, with Neogen matching 100% of the first 3% of deferred compensation and 50% of the next 2% of deferred compensation. Neogen’s expense under this plan was $3,726, $3,368, and $2,439 in fiscal years 2025, 2024 and 2023, respectively.

The Company also offers an annual bonus opportunity to certain employees, as an additional component of their compensation. Amounts are determined based on company performance and employee performance. The bonus amounts earned during fiscal year 2025 will be paid to employees in the first quarter of fiscal 2025. As of May 31, 2025 and 2024, the Company had an accrued bonus of $1,828 and $8,056, respectively, recorded within accrued compensation on the consolidated balance sheets.

11. Income Taxes

Income before income taxes by source consists of the following amounts:

	Year Ended May 31,
	2025	2024	2023
U.S.	$(1,026,641)	$(92,161)	$(85,681)
Foreign	(106,469)	77,856	63,639
	$(1,133,110)	$(14,305)	$(22,042)

The provision for income taxes consists of the following:

	Year Ended May 31,
	2025	2024	2023
Current
Domestic
Federal	$(638)	$6,800	$8,674
Change in tax-related uncertainties	1,251	1,896	278
State	999	1,495	1,616
Foreign	14,086	14,413	9,490
Total Current	15,698	24,604	20,058
Deferred
Domestic
Federal	(37,705)	(22,457)	(17,406)
State	(3,368)	(4,881)	(1,865)
Foreign	(15,691)	(2,150)	41
Total Deferred	(56,764)	(29,488)	(19,230)
Income tax (benefit) expense	$(41,066)	$(4,884)	$828

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended May 31 ,
	2025	2024	2023
Tax at U.S. statutory rate	$(237,901)	$(3,004)	$(4,629)
Permanent differences	(1,488)	273	325
Global intangible low-taxed income (GILTI)	8,153	7,082	6,482
Foreign derived intangible income deduction (FDII)	(567)	(376)	(643)
Foreign rate differential	(2,338)	(3,951)	(3,742)
Goodwill impairment	202,763	—	—
Subpart F income	2,139	1,178	152
Tax-effect from stock-based compensation	2,558	2,256	1,946
Provision for state income taxes, net of federal benefit	(1,871)	(2,693)	18
Non-deductible acquisition expenses	—	—	7,187
Tax credits	(11,451)	(7,739)	(6,709)
Impact of tax rate changes	(1,016)	—	—
Change in tax-related uncertainties	1,251	1,896	278
Changes in valuation allowances	(71)	(534)	355
Research expenditures deduction	(370)	(293)	(365)
Other	(857)	1,021	173
Income tax (benefit) expense	$(41,066)	$(4,884)	$828

Foreign tax credits, primarily offsetting taxes associated with Subpart F and GILTI income, were $9,373, $7,124, and $5,324 in fiscal years 2025, 2024, and 2023, respectively. The Company’s research and development credits were $2,078, $615, and $1,385 in fiscal years 2025, 2024, and 2023, respectively.

Income tax expense was impacted significantly by the goodwill impairments discussed in Note 6 "Goodwill and Other Intangible Assets", which are primarily not deductible for tax purposes.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax liabilities and assets are as follows:

	Year Ended May 31,
	2025	2024
Deferred income tax liabilities
Indefinite and long-lived assets	$(316,391)	$(356,971)
Right of use asset	(4,313)	(3,673)
Prepaid expenses	(1,734)	(1,401)
	(322,438)	(362,045)
Deferred income tax assets
Interest expense not currently deductible	25,694	13,994
Research and experimentation capitalization	9,705	7,230
Stock options	2,465	2,228
Inventories and accounts receivable	8,545	5,597
Tax loss carryforwards	6,574	5,580
Lease liability	4,467	3,841
Accrued expenses and other	3,303	2,171
	60,753	40,641
Valuation allowance	(1,440)	(1,526)
Net deferred income tax liabilities	$(263,125)	$(322,930)

Net deferred income tax assets (jurisdictional) - other non-current assets	$17,782	$3,788
Net deferred income tax liabilities (jurisdictional)	(280,907)	(326,718)
Net deferred income tax liabilities	$(263,125)	$(322,930)

The Company has the following net operating loss carryforwards:

	As of May 31, 2025	Expiry
U.S.	$91	2038
Foreign	18,822	2026 to Indefinite
Total net operating loss carryforwards	$18,913

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

The balance of deferred tax liabilities for indefinite and long-live assets was affected by the goodwill impairments discussed in Note 6, related to the portion of the impairments on goodwill carrying value that is deductible in some jurisdictions. These impairments resulted in a reduction of $22,801 to the deferred tax liability balance during the year ended May 31, 2025.

We are subject to income taxes in the U.S. (federal and state) and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company’s policy is to recognize both accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefits reserve was $385 at May 31, 2025, $246 at May 31, 2024, and $145 at May 31, 2023. Of the total unrecognized tax benefits at May 31, 2025 and 2024, $3,849 and $2,739, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

The reconciliation of our unrecognized tax benefits is as follows:

	Year Ended May 31,
	2025	2024	2023
Beginning balance	$2,739	$946	$741
Increase/(decrease) related to prior periods	136	(47)	2
Increase related to current period	1,128	2,004	479
Lapses of applicable statute of limitations	(154)	(164)	(276)
Ending balance	$3,849	$2,739	$946

The Company is no longer subject to examination by the Internal Revenue Service for fiscal year 2021 and preceding years.

As of May 31, 2025, the Company has approximately $294,933 of undistributed earnings in its foreign subsidiaries. Approximately $124,734 of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is insignificant. The Company has not provided deferred taxes on approximately $170,199 of undistributed earnings from non-U.S. subsidiaries as of May 31, 2025 which are indefinitely reinvested in operations. Based on historical experience, as well as management’s future plans, earnings from these subsidiaries will continue to be re-invested indefinitely for future expansion and working capital needs. On an annual basis, we evaluate the current business environment and whether any new events or other external changes might require future evaluation of the decision to indefinitely re-invest these foreign earnings. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. The Company is closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, the Company has included in its income tax for the year ended May 31, 2025, a calculated amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives. For the year ended May 31, 2025, no foreign subsidiary incurred a material top-up tax under Pillar Two.

Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

12. Commitments and Contingencies

The Company is involved in environmental remediation and monitoring activities at its Randolph, Wisconsin manufacturing facility and accrues for related costs, including legal costs, when such costs are determined to be probable and estimable. The Company currently utilizes a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We expense these annual costs of remediation, which have ranged from approximately $38 to $131 per year over the past five years. The Company’s estimated remaining liability for these costs was $916 at both May 31, 2025 and

2024, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, the Company performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources ("WDNR"), and is currently working with the WDNR regarding potential alternative remediation strategies going forward. The Company believes that the current pump and treat strategy is appropriate for the site. In fiscal 2022, in collaboration with the WDNR, the Company initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. The Company has recorded $100 in other current liabilities, and the remaining $816 is recorded in other non-current liabilities in the consolidated balance sheet as of May 31, 2025 and 2024.

In the third quarter of fiscal year 2025, the Company recorded a gain related to a settlement regarding the Company's prior acquisition of certain fixed assets. The amount of $2,700 was received in the third quarter of fiscal year 2025. This amount was partially offset by a related fixed asset impairment of $2,055, which was due to the asset no longer being in use. The amount was recorded within General and administrative on the consolidated statements of operations within the Company's Food Safety operating segment.

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

In the third quarter of fiscal year 2024, the Company received $1,265 of business interruption insurance proceeds relating to fire damage that occurred in the fourth quarter of fiscal year 2023 at one of our genomics lab facilities. The proceeds were recorded within Cost of Revenues in the consolidated statements of operations.

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

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, recorded in sales and marketing, under the terms of these agreements was $1,605, $3,250 and $3,392 for fiscal years 2025, 2024 and 2023, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2026—$329, 2027—$349, 2028—$562, 2029—$60, and 2030—$57.

The Company is subject to certain legal and other proceedings that, in the opinion of management, are not expected to have a material effect on its financial statements.

13. Fair Value and Derivatives

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

The Company had marketable securities held by banks or broker-dealers consisting of commercial paper and corporate bonds. These securities were recorded at fair value based on recent trades or pricing models and therefore meet the Level 2 criteria. The company does not have marketable securities for fiscal year 2025.

Derivatives Not Designed as Hedging Instruments

The Company forecasts its net exposure in various receivables and payables to fluctuations in the value of various currencies, and has entered into a number of foreign currency forward contracts each month to mitigate that exposure. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy. Gains and losses from these foreign currency forward contracts are recognized in Other, net in our consolidated statements of operations. The notional amount of forward contracts in place was $65,023 and $70,315 as of May 31, 2025 and 2024, respectively, and consisted of foreign currency hedges of transactions up to July 2025.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	May 31, 2025	May 31, 2024
Foreign currency forward contracts, net	Other current liabilities	$407	$265

The location and amount of gains (loss) from derivatives not designated as hedging instruments in our consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in statements of operations	May 31, 2025	May 31, 2024	May 31, 2023
Foreign currency forward contracts	Other, net	$484	$88	$(10,092)

Derivatives Designed as Hedging Instruments

In November 2022, the Company entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. In accordance with the agreement, the notional value decreased to $200,000 in November 2024. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, the Company pays a fixed interest rate of 4.215%, plus an applicable margin ranging between 150 to 225 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The fair value of the interest rate swap as of May 31, 2025 and May 31, 2024 was a net (liability) asset of ($1,659) and $2,451, respectively. The Company expects to reclassify a $281 loss of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	May 31, 2025	May 31, 2024
Interest rate swaps – current	Other current (liabilities) assets	$(369)	$2,222
Interest rate swaps – non-current	Other non-current (liabilities) assets	(1,290)	229

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information see Note 6 "Goodwill and Other Intangible Assets" and Note 8 “Business Combinations”.

Items Not Carried at Fair Value

Fair values of the Company’s Term Loan and Senior Notes were as follows:

	Year Ended May 31,
	2025	2024
Aggregate fair value	914,875	923,170
Aggregate carrying value (1)	900,000	900,000

(1) Excludes unamortized debt issuance costs.

Fair values were based on available market information and other observable data and are classified within Level 2 of the fair value hierarchy.

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	May 31,
	2025	2024

Accumulated other comprehensive loss, beginning balance	$(30,021)	$(33,251)

Foreign currency translation adjustment
Balance at beginning of period	$(31,885)	$(30,286)
Other comprehensive gain (loss) before reclassifications	4,248	(1,599)
Balance at end of period	$(27,637)	$(31,885)

Marketable securities
Balance at beginning of period	$-	$(927)
Other comprehensive loss before reclassifications	-	-
Amounts reclassified from accumulated other comprehensive loss	-	927
Balance at end of period	$-	$-

Fair value of derivatives change
Balance at beginning of period	$1,864	$(2,039)
Other comprehensive (loss) gain before reclassifications	(1,948)	6,184
Amounts reclassified from accumulated other comprehensive loss	(1,177)	(2,281)
Balance at end of period	$(1,261)	$1,864

Accumulated other comprehensive loss, ending balance	$(28,898)	$(30,021)

15. Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The Food Safety segment is primarily engaged in the development, production and marketing of diagnostic test kits and related products used by food producers and processors to detect harmful natural toxins, foodborne bacteria, allergens and levels of general sanitation. The Animal Safety segment is primarily engaged in the development, production and marketing of products dedicated to animal safety, including a complete line of consumable products marketed to veterinarians and animal health product distributors. This segment also provides genomic identification and related interpretive bioinformatic services. Additionally, the Animal Safety segment produces and markets biosecurity products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities. The results of each segment are regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the segments and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer. The performance measure that the CODM uses is operating income.

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

Segment information is as follows:

	Year Ended May 31, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$638,140	$256,521		$894,661
Total Cost of Revenues	308,715	164,570		473,285
Operating Expenses	1,315,095	84,704	82,574	1,482,373
Operating Income (Loss)	$(985,670)	$7,247	$(82,574)	$(1,060,997)

Depreciation and Amortization	$105,022	$14,461	—	$119,483
Interest Expense	—	—	$71,622	$71,622
Total Assets	$2,991,767	$323,065	$129,004	$3,443,836
Expenditures for long-lived assets	$96,698	$7,897	—	$104,595

	Year Ended May 31, 2024
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$655,341	$268,881		$924,222
Total Cost of Revenues	301,634	158,688		460,322
Operating Expenses	271,261	70,873	63,103	405,237
Operating Income (Loss)	$82,446	$39,320	$(63,103)	$58,663

Depreciation and Amortization	$102,328	$14,389	—	$116,717
Interest Expense	—	—	$73,394	$73,394
Total Assets	$4,035,257	$342,640	$170,936	$4,548,833
Expenditures for long-lived assets	$93,036	$18,385	—	$111,421

	Year Ended May 31, 2023
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$546,797	$275,650		$822,447
Total Cost of Revenues	257,655	158,837		416,492
Operating Expenses	228,728	73,481	66,231	368,440
Operating Income (Loss)	$60,414	$43,332	$(66,231)	$37,515

Depreciation and Amortization	$76,841	$11,536	—	$88,377
Interest Expense	—	—	$55,961	$55,961
Total Assets	$3,970,356	$338,507	$245,569	$4,554,432
Expenditures for long-lived assets	$52,169	$13,588	—	$65,757

(1)
Includes corporate assets, including cash and cash equivalents, marketable securities, current and deferred tax accounts, and overhead expenses not allocated to specific business segments. Also includes the elimination of intersegment transactions.

The following table presents the Company’s revenue disaggregated by geographical location. Country information has not been disclosed as it is impracticable to do so.

	Year Ended May 31,
	2025	2024	2023
Domestic	$445,935	$465,242	$424,005
International	448,726	458,980	398,442
Total Revenue	$894,661	$924,222	$822,447

The following table presents the Company's net property and equipment amounts disaggregated by country.

	Year Ended May 31,
	2025	2024
United States	$278,447	$209,778
United Kingdom	12,512	19,231
Other	48,172	48,095
Total Property, Plant, and Equipment	$339,131	$277,104