Form 10-Q
period 2025-08-31
NEOGEN CORP
filed 2025-10-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025.

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

As of August 31, 2025 there were 217,298,626 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares)

	August 31, 2025	May 31, 2025
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$138,883	$129,004
Accounts receivable, net of allowance of $5,403 and $5,397	138,459	153,384
Inventories
Raw materials	66,831	65,692
Work-in-process	11,636	11,233
Finished goods	131,812	130,417
Total Inventories	210,279	207,342
Less inventory reserve	(16,865)	(16,483)
Inventories, net	193,414	190,859
Assets held for sale	—	50,402
Prepaid expenses and other current assets	53,304	53,288
Total Current Assets	524,060	576,937
Net Property and Equipment	345,893	339,131
Other Assets
Right of use assets	16,994	17,152
Goodwill	1,065,889	1,064,902
Amortizable intangible assets, net	1,389,141	1,410,485
Other non-current assets	36,179	35,229
Total Other Assets	2,508,203	2,527,768
Total Assets	$3,378,156	$3,443,836
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of debt	$—	$19,301
Accounts payable	76,596	79,605
Accrued compensation	20,273	14,134
Income tax payable (note 8)	9,449	5,599
Accrued interest	3,556	11,078
Deferred revenue	5,824	5,558
Liabilities held for sale	—	6,556
Other current liabilities	30,507	32,180
Total Current Liabilities	146,205	174,011
Deferred Income Tax Liability	277,253	280,907
Non-Current Debt (note 7)	792,530	874,810
Other Non-Current Liabilities	43,519	42,854
Total Liabilities	1,259,507	1,372,582
Commitments and Contingencies (note 9)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 315,000,000 shares authorized, 217,298,626 and 217,044,098 shares issued and outstanding	34,768	34,728
Additional paid-in capital	2,607,452	2,601,848
Accumulated other comprehensive loss	(23,485)	(28,898)
Accumulated deficit	(500,086)	(536,424)
Total Stockholders’ Equity	2,118,649	2,071,254
Total Liabilities and Stockholders’ Equity	$3,378,156	$3,443,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except shares)

	Three months ended August 31,
	2025	2024
Revenues
Product revenues	$184,138	$192,518
Service revenues	25,051	24,446
Total Revenues	209,189	216,964
Cost of Revenues
Cost of product revenues	97,932	97,836
Cost of service revenues	16,287	14,202
Total Cost of Revenues	114,219	112,038
Gross Profit	94,970	104,926
Operating Expenses
Sales and marketing	45,048	45,799
General and administrative	60,888	51,671
Research and development	5,125	5,199
Total Operating Expenses	111,061	102,669
Operating (Loss) Income	(16,091)	2,257
Other Income (Expense)
Interest income	918	993
Interest expense	(16,442)	(18,615)
Gain on sale of business	76,390	—
Other, net	(967)	(244)
Total Other Income (Expense)	59,899	(17,866)
Income (Loss) Before Taxes	43,808	(15,609)
Income Tax Expense (Benefit)	7,470	(3,000)
Net Income (Loss)	$36,338	$(12,609)
Net Income (Loss) Per Share
Basic	$0.17	$(0.06)
Diluted	$0.17	$(0.06)
Weighted Average Shares Outstanding
Basic	217,217,836	216,695,348
Diluted	217,334,926	216,695,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three months ended August 31,
	2025	2024
Net income (loss)	$36,338	$(12,609)
Other comprehensive income (loss)
Foreign currency translation gain	5,817	2,459
Unrealized loss on derivative instruments (1)	(404)	(3,859)
Other comprehensive income (loss), net of tax:	5,413	(1,400)
Total comprehensive income (loss)	$41,751	$(14,009)

(1) Amounts are net of tax of $(127) and $(926) during the three months ended August 31, 2025 and August 31, 2024 , respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
May 31, 2025	217,044,498	$34,728	$2,601,848	$(28,898)	$(536,424)	$2,071,254
Share-based compensation expense	—	—	4,962	—	—	$4,962
Exercise of options and RSUs	99,436	15	(239)	—	—	(224)
Issuance of shares under employee stock purchase plan	154,692	25	881	—	—	906
Net income	—	—	—	—	36,338	36,338
Other comprehensive income	—	—	—	5,413	—	5,413
August 31, 2025	217,298,626	$34,768	$2,607,452	$(23,485)	$(500,086)	$2,118,649

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142
Share-based compensation expense	—	—	3,982	—	—	3,982
Exercise of options and RSUs	4,854	1	35	—	—	36
Issuance of shares under employee stock purchase plan	78,877	13	1,028	—	—	1,041
Net loss	—	—	—	—	(12,609)	(12,609)
Other comprehensive loss	—	—	—	(1,400)	—	(1,400)
August 31, 2024	216,698,138	$34,672	$2,588,930	$(31,421)	$543,011	$3,135,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended August 31,
	2025	2024
Cash Flows provided by (used for) Operating Activities
Net income (loss)	$36,338	$(12,609)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	29,055	29,800
Deferred income taxes	(5,830)	(9,119)
Share-based compensation	4,962	3,982
Loss on disposal of property and equipment	699	77
Amortization of debt issuance costs	539	860
Loss on refinancing and extinguishment of debt	393	—
Gain on sale of business	(76,390)	—
Other	(382)	(261)
Change in operating assets and liabilities:
Accounts receivable, net	17,607	4,796
Inventories, net	(1,958)	(9,939)
Prepaid expenses and other current assets	1,239	(1,733)
Accounts payable and accrued liabilities	14,169	(15,881)
Interest expense accrual	(7,521)	(7,431)
Change in other non-current assets and non-current liabilities	(2,067)	(456)
Net Cash provided by (used for) Operating Activities	10,853	(17,914)
Cash Flows provided by (used for) Investing Activities
Purchases of property, equipment and other non-current intangible assets	(24,002)	(38,433)
Proceeds from the maturities of marketable securities	—	325
Proceeds from sale of business, net of cash divested	121,724	—
Proceeds from the sale of property and equipment and other	3	4,446
Net Cash provided by (used for) Investing Activities	97,725	(33,662)
Cash Flows (used for) provided by Financing Activities
Exercise of stock options and issuance of employee stock purchase plan shares	905	1,077
Tax payments related to share-based awards	(223)	—
Repayment of finance lease	(75)	—
Repayment of outstanding debt	(100,000)	(98)
Net Cash (used for) provided by Financing Activities	(99,393)	979
Effects of Foreign Exchange Rate on Cash	694	463
Net Increase (Decrease) in Cash and Cash Equivalents	9,879	(50,134)
Cash and Cash Equivalents, Beginning of Year	129,004	170,611
Cash and Cash Equivalents, End of Year	$138,883	$120,477

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

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, biosecurity products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace and human forensic markets.

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

In our opinion, all adjustments considered necessary for a fair statement of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

New Accounting Pronouncements Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted this pronouncement and provided required interim disclosures in Note 5 "Segment Information and Geographic Data" to the condensed consolidated financial statements. We adopted the interim requirements on June 1, 2025.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This guidance becomes effective for our fiscal year 2026 annual reporting. We adopted this guidance on June 1, 2025 and the adoption of this guidance will result in modifications to Neogen's income tax disclosures to adhere to the new requirements, but is not expected to otherwise have a significant impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Income Statement (Topic 220): Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the new guidance will have on the presentation of our consolidated financial statements and accompanying notes.

Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of this amendment and do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and accompanying notes.

2. REVENUE RECOGNITION

The following table presents disaggregated revenue by major product and service categories during the three months ended August 31, 2025 and August 31, 2024:

	Three months ended August 31,
	2025	2024
Food Safety
Natural Toxins & Allergens	$19,962	$20,376
Bacterial & General Sanitation	41,649	39,899
Indicator Testing, Culture Media & Other	79,085	81,703
Biosecurity Products	5,799	11,779
Genomics Services	5,555	5,588
	$152,050	$159,345
Animal Safety
Life Sciences	$1,859	$1,733
Veterinary Instruments & Disposables	11,908	12,523
Animal Care & Other	7,578	6,679
Biosecurity Products	19,229	20,806
Genomics Services	16,565	15,878
	57,139	57,619
Total Revenues	$209,189	$216,964

The following table summarizes contract liabilities by period:

	Three months ended August 31,
	2025	2024

Beginning balance	$5,558	$4,632
Additions	3,206	3,078
Amounts recognized into revenue	(2,940)	(2,075)
Ending balance	$5,824	$5,635

3. DIVESTITURE

In April 2025, we announced that we had entered into a definitive agreement to sell our Cleaners and Disinfectants ("C&D") business to Kersia Group ("Kersia"). The planned divestiture did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on our operations or financial results.

On July 17, 2025, we completed the sale of the C&D business to Kersia. We received total consideration of $121,724 in cash at closing, net of cash divested, plus additional contingent consideration of up to $3,500 (the “Earnout Payment”) based on revenue performance of the divested business during the 12-month period following the closing date. The Earnout Payment is subject to reduction if certain revenue thresholds, as defined in the purchase agreement, are not achieved. During the three months ended August 31, 2025, we recognized a gain on the sale of the business of $76,390, which is included in “Gain on sale of business” within the Consolidated Statements of Operations.

In addition, at closing, we also entered into transition service and transition distribution agreements with Kersia, which require us to provide services to Kersia during the transition period. Related to the transition distribution agreements, for performance obligations for which we act as an agent, we record revenue as the net amount of our gross billings less amounts remitted to Kersia. For performance obligations for which we act as principal, we record the gross amount billed to the customer as revenue. We recorded a liability representing the fair value of the services we expect to provide of $1,691 within other current liabilities related to these agreements, which will be expensed to Other, net over a 12-month period following the closing date.

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

The calculation of net income (loss) per share follows:

	Three months ended August 31,
	2025	2024
Numerator for basic and diluted net income (loss) per share:
Net income (loss) attributable to Neogen	$36,338	$(12,609)
Denominator for basic net income (loss) per share:
Weighted average shares	217,217,836	216,695,348
Effect of dilutive stock options and RSUs	117,090	—
Denominator for diluted net income (loss) per share	217,334,926	216,695,348
Net income (loss) per share:
Basic	$0.17	$(0.06)
Diluted	$0.17	$(0.06)

For the three months ended August 31, 2025, 661,000 shares were excluded from the calculation of diluted net income per share, because the inclusion of such securities in the calculation would have been anti-dilutive. Due to the loss reported for the three months ended August 31, 2024, the stock options and RSUs were anti-dilutive.

5. SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company has two reportable segments: Food Safety and Animal Safety. The results of each segment are regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the segments and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer. The performance measure that the CODM uses is operating income. Refer to the consolidated statements of operations for the reconciliation of consolidated operating income (loss), which is the total of Company’s segment measure of profit or loss, to consolidated income before income taxes.

The following tables reflect segment and corporate information:

	Three month ended August 31, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$158,456	$58,861	$—	$217,317
Intersegment Revenue	(6,406)	(1,722)	—	(8,128)
Net Revenue	152,050	57,139	—	209,189
Total Cost of Revenues	76,460	37,759	—	114,219
Operating Expenses	68,499	14,908	27,654	111,061
Operating Income (Loss)	$7,091	$4,472	$(27,654)	$(16,091)

Depreciation and Amortization	$25,901	$3,154	$—	$29,055
Interest Expense	$—	$—	$16,442	$16,442
Total Assets	$2,947,343	$291,929	$138,884	$3,378,156
Expenditures for long-lived assets	$23,437	$565	$—	$24,002

	Three month ended August 31, 2024
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$163,575	$60,018	$—	$223,593
Intersegment Revenue	(4,230)	(2,399)	—	(6,629)
Net Revenue	159,345	57,619	—	216,964
Net Cost of Revenues	74,458	37,580	—	112,038
Operating Expenses	66,982	17,450	18,237	102,669
Operating Income (Loss)	$17,905	$2,589	$(18,237)	$2,257

Depreciation and Amortization	$26,202	$3,598	$—	$29,800
Interest Expense	$—	$—	$18,615	$18,615
Total Assets	$4,056,444	$342,077	$104,652	$4,503,173
Expenditures for long-lived assets	$36,045	$2,388	$—	$38,433
(1)
Includes corporate assets, including cash and cash equivalents, current and deferred tax accounts and overhead expenses not allocated to specific business segments, and excludes intersegment transactions.

The following table presents revenue disaggregated by geographic location:

	Three months ended August 31,
	2025	2024
Domestic	$102,074	$104,383
International	107,115	112,581
Total revenue	$209,189	$216,964

6. RESTRUCTURING

We regularly evaluate our business to ensure that we are properly configured and sized based on changing market conditions. Accordingly, we have implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of our operations.

Our restructuring charges consist of severance payments, costs for outplacement services, and post-employment benefits (collectively, “employee separation costs”), other related exit costs and asset impairment charges related to restructuring activities. These amounts are partially recorded within cost of service revenues and partially recorded within general and administrative expense on the consolidated statements of operations. Amounts recorded during the three months ended August 31, 2025 relate primarily to completion of actions initiated in the prior fiscal year.

Restructuring charges by segment were as follows:

	Three months ended August 31,
	2025	2024
Food Safety	$407	$132
Animal Safety	52	—
Corporate	(127)	238
Total	$332	$370

Restructuring activity for the three months ended August 31, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2025	$756	$—	$756
Expense	294	38	332
Cash Payments	(940)	(15)	(955)
Asset impairments and other	—	(23)	(23)
Balance as of August 31, 2025	$110	$—	$110

7. LONG-TERM DEBT

Long-term debt consists of the following:

	August 31, 2025	May 31, 2025
Term Loan	$405,000	$450,000
Senior Notes	346,500	350,000
Revolver Facility	48,500	100,000
Finance Lease	—	2,426
Total debt and finance lease	800,000	902,426
Less: Current portion	—	(19,301)
Total non-current debt	800,000	883,125
Less: Unamortized debt issuance costs	(7,470)	(8,315)
Total non-current debt, net	$792,530	$874,810

During the three months ended August 31, 2025, we used the net proceeds from the Cleaners & Disinfectants divestiture to repay a portion of our outstanding debt. We repaid $51,500 of principal on the Revolving Facility, made $45,000 of prepayments on the Term Loan, and repurchased $3,500 million of Senior Notes on the open market. The Term Loan prepayments resulted in an extinguishment loss of $393 related to unamortized debt issuance costs, while the Senior Notes repurchase resulted in an extinguishment loss of $41 related to unamortized debt issuance costs.

8. INCOME TAXES

Income tax expense was $7,470 during the three months ended August 31, 2025. Income tax benefit was $3,000 during the three months ended August 31, 2024. The net tax expense for the three months ended August 31, 2025 is primarily related to pre-tax income due to gains on the sale of our Cleaners and Disinfectants business. The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. We continue to closely monitor developments and evaluate the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, we have included in our income tax for the three months ended August 31, 2025, a forecasted amount of “top-up” tax for our foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives. For the three months ended August 31, 2025, no foreign subsidiary is forecasted to incur a material top-up tax under Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three months ended August 31, 2025.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 31, 2025 and May 31, 2025 were $4,732 and $3,849, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

9. COMMITMENTS AND CONTINGENCIES

We are involved in environmental remediation and monitoring activities at our Randolph, Wisconsin manufacturing facility and we accrue for related costs, when such costs are determined to be probable and estimable. We currently utilize a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. These annual remediation costs are expensed as incurred and have ranged from approximately $40 to $130 per year over the past five years. We estimated that the remaining liability for these costs are $916 as of both August 31, 2025 and May 31, 2025, measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2019, we performed an updated Corrective Measures Study on the site, per a request from the Wisconsin Department of Natural Resources ("WDNR"), and are currently working with the WDNR regarding potential alternative remediation strategies going forward. We believe that the current pump and treat strategy is appropriate for the site. In fiscal 2022, in collaboration with the WDNR, we initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded. We recorded $100 as a current liability as of August 31, 2025, and the remaining $816 is recorded in other non-current liabilities in the condensed consolidated balance sheets.

Shareholder Litigation

On July 18, 2025, Operating Engineers Construction Industry and Miscellaneous Pension Fund filed a putative class action complaint in the United States District Court for the Western District of Michigan against the Company, John Adent, and David Naemura. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by defendants during the period January 5, 2023 through June 3, 2025 relating to the integration of the 3M business into Neogen. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses and/or other relief as deemed appropriate by the Court. Defendants have not yet responded to the complaint.

On August 27, 2025, the Company, John Adent, Steven J. Quinlan, James C. Borel, William T. Boehm, Ronald D. Green, Ralph A. Rodriguez, James P. Tobin, Darci L. Vetter, and Catherine E. Woteki were named in a putative class action filed in Minnesota’s Second Judicial District for Ramsey County. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly false and misleading public statements by defendants in the offering materials issued in connection with the 2022 transaction in which Neogen acquired 3M’s Food Safety Business. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses, recission, and/or such other equitable or injunctive relief as deemed appropriate by the Court. Defendants have not yet responded to the complaint.

Stockholder Demands

On August 13 and August 15, 2025, the Company received two separate stockholder litigation demands requesting that the Board investigate the allegations in the Federal Action and pursue claims on the Company’s behalf based on those allegations. On October 4, 2025, the Board established a litigation committee to consider and investigate the demands.

The Company intends to vigorously defend the matters. Given the uncertainty of litigation and the preliminary stage of the cases, we cannot estimate the reasonably possible loss or range of loss that may result from the actions.

Other than the shareholder items noted above, we are subject to certain legal and other proceedings that, in the opinion of management, are not expected to have a material effect on our financial statements.

10. DERIVATIVES AND FAIR VALUE

Derivatives

We operate globally and are exposed to market risks arising from fluctuations in foreign currency exchange rates and interest rates. As part of our financial risk management strategy, we use derivative financial instruments to hedge exposure to variability in cash flows associated with these market risks. These instruments are used solely for risk management purposes; We do not engage in derivative transactions for trading or speculative purposes.

Derivatives Not Designated as Hedging Instruments

We have entered into non-designated foreign currency forward contracts to manage foreign currency balance sheet risk associated with intercompany loans and other foreign currency denominated assets and liabilities. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy. The notional amount of forward contracts in place was $50,911 and $65,023 as of August 31, 2025 and May 31, 2025, respectively, and consisted of economic hedges of transactions up to October 2025.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2025	May 31, 2025
Foreign currency forward contracts, net	Other current assets (liabilities)	$123	$(407)

The location and amount of gains (losses) from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three months ended August 31,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2025	2024
Foreign currency forward contracts	Other, net	$133	$634

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. In accordance with the agreement, the notional value decreased to $200,000 in November 2024. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 137.5 to 175 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. We expect to reclassify a $580 loss of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2025	May 31, 2025
Interest rate swap – current	Other current liabilities	$(764)	$(369)
Interest rate swap – non-current	Other non-current liabilities	$(1,426)	$(1,290)

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

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended August 31,
	2025	2024

Accumulated other comprehensive loss, beginning balance	$(28,898)	$(30,021)

Foreign currency translation adjustment
Balance at beginning of period	$(27,637)	$(31,885)
Other comprehensive gain before reclassifications	5,916	2,459
Amounts reclassified from accumulated other comprehensive loss	(99)	-
Balance at end of period	$(21,820)	$(29,426)

Fair value of derivatives change
Balance at beginning of period	$(1,261)	$1,864
Other comprehensive loss before reclassifications	(319)	(3,271)
Amounts reclassified from accumulated other comprehensive loss	(85)	(588)
Balance at end of period	$(1,665)	$(1,995)

Accumulated other comprehensive loss, ending balance	$(23,485)	$(31,421)

12. SUBSEQUENT EVENTS

In September 2025, management approved a plan to reduce approximately 10% of its headcount as part of an organizational restructuring focused on improving operational efficiency and financial performance. The actions were implemented at the end of September, resulting in expected employee separation benefits of approximately $6.75 million - $7.25 million. These benefits are expected to be paid during the three months ended November 30, 2025.

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause Neogen’s results to differ materially from those indicated by such forward-looking statements, including many factors beyond our control. Factors that could cause actual results to differ from those contained within forward-looking statements include (without limitation) the continued integration of the 3M food safety business and the realization of the expected benefits from that acquisition; the relationship with and performance of our transition manufacturing partner; our ability to adequately and timely remediate certain identified material weaknesses in our internal control over financial reporting; competition; recruitment and retention of key employees; impact of weather on agriculture and food production; global business disruption caused by the Russia invasion in Ukraine and related sanctions and conflict in the Middle East; identification and integration of acquisitions; research and development risks; intellectual property protection; increasing and developing government regulation; and other risks detailed from time to time in our reports on file at the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

In addition, any forward-looking statements represent management’s views only as of the date this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. Except to the extent legally required to do so, we specifically disclaims any obligation to update forward-looking statements, even if our views change.

Trends and Uncertainties

In recent years, input cost inflation, including increases in certain raw materials, negatively impacted operating results. Although the rate of inflation has eased, we continued to face economic headwinds, including softening consumer demand, elevated interest rates, and ongoing geopolitical tensions in certain regions.

Elevated interest rates have led to higher borrowing costs and an increased overall cost of capital. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in prior fiscal years. Although the federal funds rate was reduced in recent fiscal years and we have refinanced our Term Loan and revolving line of credit, the overall interest rate we pay on our Credit Facilities remains higher than when the debt was incurred, which increases interest expense on the unhedged portion of our Term Loan.

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition service agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, however, the impact of lost market share stemming from these fulfillment issues continued in fiscal year 2025. Also in fiscal year 2025, we experienced an elevated amount of inventory write-offs, particularly in the fourth quarter, due, in part, to expiration of certain inventory held at our international locations stemming from supply chain and distribution challenges in fiscal year 2024. Further, in fiscal year 2025, we experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. In the second half of fiscal year 2025, production increased to the prior normal levels, but with significant production inefficiencies. These production inefficiencies continued in first quarter of fiscal year 2026, with the expectation that they will be reduced continuously throughout the fiscal year.

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

Within the Food Safety industry, the end market generally continues to experience a lower level of food production, largely due to the cumulative effect of the significant recent inflation, particularly in food prices. However, there have been signs of sequential improvement from prior quarters related to food production volumes. Within Animal Safety, the end market is at or near cyclical lows. As a result, we are optimistic about potential future revenue growth in the segment, particularly if the distribution channel begins to meaningfully restock inventory.

In fiscal year 2025, restructuring actions in our genomics business led to voluntary revenue attrition, following our strategic shift away from smaller production animals. A portion of our genomics business also serves the companion animal market, which has been experiencing weakness recently, primarily due to the impact of continued inflation, a lower number of pet adoptions, and a higher level of customer in-sourcing.

We continue to evaluate the nature and extent of these issues and their impact our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us in fiscal year 2026.

Executive Overview

	Three months ended August 31,
	2025	2024	Increase/ (Decrease)
Total Revenues	$209,189	$216,964	$(7,775)
Cost of Revenues	114,219	112,038	2,181
Gross Profit	94,970	104,926	(9,956)
Operating Expenses
Sales and marketing	45,048	45,799	(751)
General and administrative	60,888	51,671	9,217
Research and development	5,125	5,199	(74)
Total Operating Expenses	111,061	102,669	8,392
Operating (Loss) Income	(16,091)	2,257	(18,348)
Other Income (Expense)
Interest income	918	993	(75)
Interest expense	(16,442)	(18,615)	2,173
Gain on sale of business	76,390	—	76,390
Other, net	(967)	(244)	(723)
Total Other Income (Expense)	59,899	(17,866)	77,765
Income (Loss) Before Taxes	43,808	(15,609)	59,417
Income Tax Expense (Benefit)	7,470	(3,000)	10,470
Net Income (Loss)	$36,338	$(12,609)	$48,947

Results of Operations

Revenues

Revenue decreased $7.8 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. The decrease includes a $9.6 million unfavorable impact due to divestitures and discontinued product lines, primarily from the divestiture of our Cleaners & Disinfectants business, offset by a $1.1 million favorable foreign exchange rate impact and $0.7 million of growth in the business. The increase in the business was driven by higher sales of insect control products and genomics services, continued strength in the pathogen detection product line, and sample collection products, as we reduced our backlog. These increases were offset by lower sales of Petrifilm, rodent control products, natural toxins test kits, and a decline in sales of veterinary instruments, which have been negatively impacted by tariffs. The lower level of Petrifilm sales compared to the prior year period was due primarily to channel inventory rebalancing related to switching distributors in Asia and the normalization of buying patterns at a large distributor in the U.S.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets, was $25.1 million during the three months ended August 31, 2025 and $24.4 million during the three months ended August 31, 2024. The increase was mainly due to higher revenue in genomics services.

International Revenue

International sales were $107.1 million during the three months ended August 31, 2025 and $112.6 million during the three months ended August 31, 2024, respectively. The decrease during the three months ended August 31, 2025 was primarily due to the divestiture of our Cleaners & Disinfectants business, partially offset by a $1.1 million favorable foreign exchange rate impact.

Gross Margin

Gross margin was 45.4% during the three months ended August 31, 2025 and 48.4% during the three months ended August 31, 2024, respectively. The decrease in margin was primarily due to lower sales volume, higher tariff costs, higher manufacturing costs related to our sample collection product line, inventory write-offs and duplicative costs as we prepare to manufacture Petrifilm products internally.

Operating Expenses

Sales and Marketing

Sales and marketing expenses were $45.0 million during the three months ended August 31, 2025 and $45.8 million during the three months ended August 31, 2024, respectively. The decline was primarily due to lower outbound shipping costs and reduced costs associated with the divested Cleaners and Disinfectants business, offset by headcount costs.

General and Administrative

General and administrative expenses were $60.9 million during the three months ended August 31, 2025 and $51.7 million during the three months ended August 31, 2024, respectively. The increase is driven by higher corporate expense associated primarily with transformation initiatives and transaction costs.

General and administrative expenses include amortization expense relating to definite-lived intangible assets of $23.0 million and $23.6 million during the three months ended August 31, 2025 and August 31, 2024, respectively. Estimated amortization expense for fiscal year 2026 through 2030 is expected to be in the range of approximately $89 million to $94 million.

Research and Development

Research and development expense was $5.1 million during the three months ended August 31, 2025 and $5.2 million during the three months ended August 31, 2024, respectively. The decrease during the three months ended August 31, 2025 is primarily the result of lower contracted services and employee costs.

Other Income/Expense

Other income was $59.9 million during the three months ended August 31, 2025 and other expense was $17.9 million during the three months ended August 31, 2024, respectively. The income in the current period was primarily driven by a $76.4 million gain recognized on the sale of our Cleaners & Disinfectants business, offset by

$16.4 million of interest expense. The $2.2 million decrease in interest expense compared to the first quarter of the prior fiscal year was due to lower interest costs as a result of our Term Loan refinancing in April 2025.

Provision for Income Taxes

Income tax expense was $7.5 million during the three months ended August 31, 2025 compared to income tax benefit of $3.0 million during the three months ended August 31, 2024. The net tax expense for the three months ended August 31, 2025, is primarily related to pre-tax income due to gains on the sale of our Cleaners & Disinfectants business.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three months ended August 31, 2025 associated with the OBBBA.

Segment Results of Operations

	Three months ended August 31,
	2025	2024	Increase / (Decrease)	% Change
Food Safety Revenue	$152,050	$159,345	$(7,295)	(5)%
Animal Safety Revenue	57,139	57,619	(480)	(1)%
Total Revenues	$209,189	$216,964	$(7,775)	(4)%

Food Safety Operating Income	$7,091	$17,905	$(10,814)	(60)%
Animal Safety Operating Income	4,472	2,589	1,883	73%
Segment Operating Income	$11,563	$20,494	$(8,931)	(44)%
Corporate	(27,654)	(18,237)	(9,417)	52%
Operating Loss (Income)	$(16,091)	$2,257	$(18,348)	(813)%

Revenues

Revenue for the Food Safety segment decreased $7.3 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. The decrease was primarily due to $5.9 million of discontinued products and the divestiture of our Cleaners & Disinfectants business and a $2.7 million decline in the business, partially offset by $1.3 million favorable currency impact. The decrease in the business was driven by a decline in indicator sales due to channel inventory rebalancing related to switching distributors in Asia and the normalization of buying patterns at a large distributor in the U.S. This was partially offset by continued strength in pathogen detection sales and increased volume from the sample collection product line.

Revenue for the Animal Safety segment decreased $0.5 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. The decrease was due to $3.7 million of discontinued products and the divestiture of our Cleaners and Disinfectants business, a $0.1 million negative foreign currency impact, partially offset by $3.3 million growth in the business. The growth in the business was primarily related to stronger sales of our insect control, genomics, and animal care products lines. These increases were offset by decreased sales of veterinary instruments, which have been negatively impacted by tariffs.

Operating Income

Operating income for the Food Safety segment decreased $10.8 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. The decline was primarily a result of the divestiture of our Cleaners & Disinfectants business and increased expenses, primarily from production inefficiencies related to sample collection products and duplicative costs related to the start-up of our own Petrifilm manufacturing.

Operating income for the Animal Safety segment increased $1.9 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. The improvement was primarily due to favorable product mix and lower costs resulting from the fiscal year 2025 restructuring actions taken in the genomics business.

The increased corporate expense during each comparable period is related to headcount increases, increases in equity-based compensation, one-time transaction and project expenses, and certain corporate development initiatives.

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

As of August 31, 2025, we had cash and cash equivalents of $138.9 million, and borrowings available under our revolving line of credit of $201.5 million.

On July 17, 2025, we completed the divestiture of our Cleaners & Disinfectants business for $121.7 million in cash at closing, plus contingent consideration tied to future performance of the business. Net proceeds from the transaction were used primarily to repay debt in the first quarter of fiscal year 2026. We paid $51.5 million of principal on the 2025 Revolving Facility, $45.0 million of prepayments on the 2025 Term Loan, and purchased $3.5 million of Senior Notes in the open market.

Since we elected to make prepayments in the first quarter of fiscal year 2026, there are no additional required principal payments for the Term Loan for fiscal year 2026. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of August 31, 2025, we are in compliance with all financial covenants under the Credit Facilities.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2026 is approximately $50 million. This includes approximately $35 million in capital expenditures related to the integration of the acquired 3M FSD products, the most significant portion of which is related to the construction of equipment for our new manufacturing facility in Lansing, Michigan.

In September 2025, we approved a plan to reduce approximately 10% of our headcount as part of an organizational restructuring focused on improving operational efficiency and financial performance. The actions were implemented at the end of September 2025. Employee separation benefits are expected to be paid during the three months ended November 30, 2025.

Cash Flows

	Three months ended August 31,
	2025	2024	Increase / (Decrease)
Net Cash provided by (used for) Operating Activities	$10,853	$(17,914)	$28,767
Net Cash provided by (used for) Investing Activities	$97,725	$(33,662)	$131,387
Net Cash (used for) provided by Financing Activities	$(99,393)	$979	$(100,372)

Net Cash provided by (used for) Operating Activities

Net cash provided by operating activities increased $28.8 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. The increase is due to improvement in working capital primarily associated with accounts receivable and accounts payable, offset by a decline in operating income.

Net Cash provided by (used for) Investing Activities

Cash provided by investing activities increased $131.4 million during the three months ended August 31, 2025, compared to the three months ended August 31, 2024. The inflow was primarily the result of cash proceeds received from the sale of our Cleaners & Disinfectants business. Additionally, as our new Lansing production facility nears completion, our capital expenditures have decreased compared to the prior year period.

Net Cash (used for) provided by Financing Activities

Cash used for financing activities increased $100.4 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024 due to debt repayment made with proceeds from the sale of our Cleaners and Disinfectants business.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As discussed in Item 9A “Controls and Procedures” in our 2025 Annual Report on Form 10-K, we identified material weaknesses related to the control activities and information and communication components established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of May 31, 2025.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this form 10-Q, our President & Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2025 due to the existence of material weaknesses in internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Ongoing Remediation Efforts

Management has evaluated the deficiencies referenced above and has developed and is implementing a remediation plan to address the control deficiencies contributing to the material weaknesses and to enhance the overall internal control environment. These actions are intended to ensure that internal controls are properly designed, effectively implemented, and reliably operated. The remedial actions include, but are not limited to, the following:

•
Enhancing the design, implementation, and execution of existing control activities;
•
Developing new internal controls as needed to mitigate risks identified by management;
•
Enhancing internal controls documentation, including the retention of adequate documentary evidence to demonstrate precision in review procedures and the effective operation of management review controls;
•
Expanding and formalizing entity-level controls and policies to respond to evolving risks, ensure proper communication and information flow, and promote accountability;
•
Developing and deploying document retention protocols aligned with internal control requirements, with implementation initiated in the first quarter of fiscal year 2026;
•
Providing training and ongoing education to control owners on the principles of the COSO Internal Control – Integrated Framework (2013), and reinforcing a culture of compliance and accountability; and
•
Hiring and retaining qualified personnel and external resources to support enhanced control ownership, including the appointment of a dedicated Director of Internal Controls and Internal Controls Manager.

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts in connection with the material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that our objectives will be met. Management continues to refine and assess our overall control environment.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 9. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10- K for the year ended May 31, 2025. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2025, we made the following grants of equity to Mikhael Nassif, the CEO of the Company: (1) options to purchase up to 473,352 shares of our common stock (with four-year ratable vesting), as part of his sign-on equity award, (2) 184,162 restricted stock units (with four-year ratable vesting), as part of his sign-on equity award, (3) options to purchase up to 1,065,042 shares of our common stock (with three-year ratable vesting), as part of his fiscal year 2026 long-term incentive award, and (4) 414,365 performance share units (which are earnable over a three-year performance period), as part of his fiscal year 2026 long-term incentive award. These equity awards were granted as inducement grants in connection with his appointment as CEO effective August 11, 2025, as described in the Form 8-K filed by us on July 24, 2025. All options were granted at an exercise price of $5.43, the closing price of our common stock as of the grant date. The PSUs are further described in the Form 8-K filed by us on August 21, 2025. All of these equity awards were made according to the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In October 2018, our Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of our common stock. The program does not have any scheduled expiration date. As of August 31, 2025, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended August 31, 2025:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 2025	—	—	—	5,900,000
July 2025	—	—	—	5,900,000
August 2025	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable or removed or reserved and have been omitted.

Item 5. Other Information

During the quarterly period ended August 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of our Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a) Exhibit Index

10.1	Form of Performance Share Unit Award Agreement between Neogen Corporation and certain executive officers

10.2	Restricted Stock Unit Award Agreement between Neogen Corporation and Mikhael Nassif dated August 15, 2025

10.3	Stock Option Award Agreement between Neogen Corporation and Mikhael Nassif dated August 15, 2025

10.4	Performance Share Unit Award Agreement between Neogen Corporation and Mikhael Nassif dated August 15, 2025

10.5	Stock Option Award Agreement between Neogen Corporation and Mikhael Nassif dated August 15, 2025

10.6	Offer Letter Agreement between Neogen Corporation and Mikhael Nassif dated June 30, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on July 24, 2025)

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: October 9, 2025

/s/ Mikhael Nassif
Mikhael Nassif
President & Chief Executive Officer
(Principal Executive Officer)

Dated: October 9, 2025

/s/ David H. Naemura
David H. Naemura
Chief Financial & Operating Officer
(Chief Financial Officer)