Form 10-Q
period 2025-11-30
NEOGEN CORP
filed 2026-01-08
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025.

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

As of November 30, 2025 there were 217,525,981 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares)

	November 30, 2025	May 31, 2025
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$145,340	$129,004
Accounts receivable, net of allowance of $3,882 and $5,397	132,000	153,384
Inventories
Raw materials	57,631	65,692
Work-in-process	10,679	11,233
Finished goods	109,007	130,417
Total Inventories	177,317	207,342
Less inventory reserve	(14,551)	(16,483)
Inventories, net	162,766	190,859
Prepaid expenses and other current assets	57,714	53,288
Assets held for sale	76,756	50,402
Total Current Assets	574,576	576,937
Net Property and Equipment	332,362	339,131
Other Assets
Right of use assets	15,096	17,152
Goodwill (note 6)	1,046,042	1,064,902
Amortizable intangible assets, net	1,359,375	1,410,485
Other non-current assets	32,502	35,229
Total Other Assets	2,453,015	2,527,768
Total Assets	$3,359,953	$3,443,836
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of debt	—	19,301
Accounts payable	63,040	79,605
Accrued compensation	20,280	14,134
Income tax payable (note 9)	8,963	5,599
Accrued interest	11,018	11,078
Deferred revenue	3,874	5,558
Other current liabilities	30,768	32,180
Liabilities held for sale	9,107	6,556
Total Current Liabilities	147,050	174,011
Deferred Income Tax Liability	273,947	280,907
Non-Current Debt	792,926	874,810
Other Non-Current Liabilities	41,542	42,854
Total Liabilities	1,255,465	1,372,582
Commitments and Contingencies (note 10)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value, 315,000,000 shares authorized, 217,525,981 and 217,044,098 shares issued and outstanding	34,804	34,728
Additional paid-in capital	2,611,303	2,601,848
Accumulated other comprehensive loss	(25,609)	(28,898)
Accumulated deficit	(516,010)	(536,424)
Total Stockholders’ Equity	2,104,488	2,071,254
Total Liabilities and Stockholders’ Equity	$3,359,953	$3,443,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except shares)

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Revenues
Product revenues	$199,005	$207,549	$383,143	$400,067
Service revenues	25,686	23,709	50,737	48,155
Total Revenues	224,691	231,258	433,880	448,222
Cost of Revenues
Cost of product revenues	102,653	99,837	200,585	197,673
Cost of service revenues	15,354	18,091	31,641	32,293
Total Cost of Revenues	118,007	117,928	232,226	229,966
Gross Profit	106,684	113,330	201,654	218,256
Operating Expenses
Sales and marketing	42,290	46,545	87,338	92,344
General and administrative	65,208	57,771	126,096	109,442
Goodwill impairment	—	461,390	—	461,390
Research and development	4,563	5,108	9,688	10,307
Total Operating Expenses	112,061	570,814	223,122	673,483
Operating Loss	(5,377)	(457,484)	(21,468)	(455,227)
Other (Expense) Income
Interest income	592	774	1,510	1,767
Interest expense	(14,848)	(18,141)	(31,290)	(36,756)
Gain on sale of business	—	—	76,390	—
Other, net	(731)	(1,721)	(1,698)	(1,965)
Total Other (Expense) Income	(14,987)	(19,088)	44,912	(36,954)
(Loss) Income Before Taxes	(20,364)	(476,572)	23,444	(492,181)
Income Tax (Benefit) Expense	(4,440)	(20,290)	3,030	(23,290)
Net (Loss) Income	$(15,924)	$(456,282)	$20,414	$(468,891)
Net (Loss) Income Per Share
Basic	$(0.07)	$(2.10)	$0.09	$(2.16)
Diluted	$(0.07)	$(2.10)	$0.09	$(2.16)
Weighted Average Shares Outstanding
Basic	217,408,270	216,813,788	217,312,533	216,754,244
Diluted	217,408,270	216,813,788	217,520,789	216,754,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Net (loss) income	$(15,924)	$(456,282)	$20,414	$(468,891)
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2,159)	(14,576)	3,658	(12,117)
Unrealized gain (loss) on derivative instruments (1)	35	1,252	(369)	(2,607)
Other comprehensive (loss) income, net of tax	(2,124)	(13,324)	3,289	(14,724)
Total comprehensive (loss) income	$(18,048)	$(469,606)	$23,703	$(483,615)

(1) Amounts are net of tax of $11 and $395 during the three months ended November 30, 2025 and November 30, 2024, and $(117) and $(823) during the six months ended November 30, 2025 and November 30, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in thousands, except shares)

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
May 31, 2025	217,044,498	$34,728	$2,601,848	$(28,898)	$(536,424)	$2,071,254
Share-based compensation expense	—	—	4,962	—	—	4,962
Exercise of options and RSUs	99,436	15	(239)	—	—	(224)
Issuance of shares under employee stock purchase plan	154,692	25	881	—	—	906
Net income	—	—	—	—	36,338	36,338
Other comprehensive income	—	—	—	5,413	—	5,413
August 31, 2025	217,298,626	$34,768	$2,607,452	$(23,485)	$(500,086)	$2,118,649
Share-based compensation expense	—	—	4,338	—	—	4,338
Exercise of options and RSUs	227,355	36	(487)	—	—	(451)
Net loss	—	—	—	—	(15,924)	(15,924)
Other comprehensive loss	—	—	—	(2,124)	—	(2,124)
November 30, 2025	217,525,981	$34,804	$2,611,303	$(25,609)	$(516,010)	$2,104,488

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2024	216,614,407	$34,658	$2,583,885	$(30,021)	$555,620	$3,144,142
Share-based compensation expense	—	—	3,982	—	—	$3,982
Exercise of options and RSUs	4,854	1	35	—	—	36
Issuance of shares under employee stock purchase plan	78,877	13	1,028	—	—	1,041
Net loss	—	—	—	—	(12,609)	(12,609)
Other comprehensive loss	—	—	—	(1,400)	—	(1,400)
August 31, 2024	216,698,138	$34,672	$2,588,930	$(31,421)	$543,011	$3,135,192
Share-based compensation expense	—	—	4,819	—	—	4,819
Exercise of options and RSUs	245,879	40	(1,375)	—	—	(1,335)
Net loss	—	—	—	—	(456,282)	(456,282)
Other comprehensive loss	—	—	—	(13,324)	—	(13,324)
November 30, 2024	216,944,017	$34,712	$2,592,374	$(44,745)	$86,729	$2,669,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended November 30,
	2025	2024
Cash Flows provided by Operating Activities
Net income (loss)	$20,414	$(468,891)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	57,982	59,849
Deferred income taxes	(11,230)	(23,924)
Share-based compensation	9,300	8,801
Loss on disposal of property and equipment	966	164
Amortization of debt issuance costs	1,021	1,720
Goodwill and Other asset impairment	—	468,718
Loss on refinancing and extinguishment of debt	393	—
Gain on sale of business	(76,390)	—
Other	(427)	(261)
Change in operating assets and liabilities:
Accounts receivable, net	11,348	5,332
Inventories, net	16,705	(17,398)
Prepaid expenses and other current assets	(4,432)	(16,675)
Accounts payable and accrued liabilities	4,859	2,166
Interest expense accrual	(60)	106
Change in other non-current assets and non-current liabilities	(152)	2,632
Net Cash provided by Operating Activities	30,297	22,339
Cash Flows provided by (used for) Investing Activities
Purchases of property, equipment and other non-current intangible assets	(35,671)	(55,590)
Proceeds from the maturities of marketable securities	—	325
Proceeds from sale of business, net of cash divested	121,724	—
Proceeds from the sale of property and equipment and other	3	4,446
Net Cash provided by (used for) Investing Activities	86,056	(50,819)
Cash Flows provided by (used for) Financing Activities
Issuance of shares related to equity compensation and employee stock purchase plan	878	1,182
Tax payments related to share-based awards	(647)	(1,439)
Repayment of finance lease	(75)	(173)
Repayment of outstanding debt	(100,000)	—
Net Cash used for Financing Activities	(99,844)	(430)
Effects of Foreign Exchange Rate on Cash	(173)	(1,470)
Net Increase (Decrease) in Cash and Cash Equivalents	16,336	(30,380)
Cash and Cash Equivalents, Beginning of Year	129,004	170,611
Cash and Cash Equivalents, End of Year	$145,340	$140,231
Supplemental cash flow information
Right of use assets obtained in exchange for new operating lease liabilities	$2,216	$5,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands except shares)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Neogen Corporation and subsidiaries ("Neogen," "we," "our" or the "Company") develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, genetic modifications, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The majority of the test kits are disposable, single-use, immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our expanding line of food safety products also includes advanced software systems that help testers objectively analyze and store, as well as perform analysis on their results from multiple locations over extended periods.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This guidance becomes effective for our fiscal year 2026 annual reporting. We adopted this guidance effective June 1, 2025.

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

Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact that the new guidance will have on the presentation of our consolidated financial statements and accompanying notes.

2. REVENUE RECOGNITION

The following table presents disaggregated revenue by major product and service categories:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Food Safety
Natural Toxins & Allergens	$20,439	$20,508	$40,401	$40,884
Bacterial & General Sanitation	44,915	42,536	86,564	82,435
Indicator Testing & Culture Media	86,109	79,584	162,893	158,062
Biosecurity Products	4,574	12,123	10,373	23,902
Genomics Services	6,260	5,808	11,815	11,396
Other	3,257	3,679	5,558	6,904
Total Food Safety Revenue	$165,554	$164,238	$317,604	$323,583
Animal Safety
Life Sciences	$1,448	$1,627	$3,307	$3,360
Veterinary Instruments & Disposables	13,684	17,274	25,592	29,797
Animal Care	8,874	9,674	16,421	16,293
Biosecurity Products	17,934	21,924	37,163	42,730
Genomics Services	17,180	16,420	33,745	32,298
Other	17	101	48	161
Total Animal Safety Revenue	$59,137	$67,020	$116,276	$124,639
Total Revenues	$224,691	$231,258	$433,880	$448,222

The following table summarizes deferred revenue by period:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024

Beginning balance	$5,824	$5,635	$5,558	$4,632
Additions	1,899	4,326	5,105	7,404
Recognized into revenue	(2,628)	(4,310)	(5,568)	(6,385)
Reclassified to held for sale (1)	(1,221)	—	(1,221)	—
Ending balance	$3,874	$5,651	$3,874	$5,651

(1) Represents deferred revenue reclassified to the Company's held for sale entities. See Note 3 "Assets Held for Sale and Divestiture" for further detail.

3. ASSETS HELD FOR SALE AND DIVESTITURE

In June 2025, the Company announced plans to sell its global genomics business as part of an initiative to divest non-core assets. The genomics business and associated assets and liabilities met the criteria for presentation as held for sale as of November 30, 2025. The Company determined that fair value less cost to sell exceeded the carrying value. Therefore, no impairment charge was recognized. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

The major classes of assets and liabilities held for sale of the Genomics business were as follows:

November 30, 2025
Accounts receivable, net	$12,569
Inventory, net	11,597
Prepaid expenses and other current assets	1,376
Property and equipment, net	19,520
Right of use assets	923
Goodwill	19,320
Amortizable intangible assets, net	7,938
Other non-current assets	3,513
Total assets held for sale	$76,756

Accounts payable	$4,841
Accrued compensation	1,410
Other liabilities	2,856
Total liabilities held for sale	$9,107

Cleaners and Disinfectants

In April 2025, we announced that we had entered into a definitive agreement to sell our Cleaners and Disinfectants ("C&D") business to Kersia Group ("Kersia"). The planned divestiture did not meet the criteria for classification as a discontinued operation under ASC 205-20, as the sale does not represent a strategic shift that has or will have a major effect on our operations or financial results. In the first quarter of fiscal year 2026, we completed the sale of the C&D business to Kersia. We received total consideration of $121,724 in cash at closing, net of cash divested, plus additional contingent consideration of up to $3,500 (the “Earnout Payment”) based on revenue performance of the divested business during the 12-month period following the closing date. The Earnout Payment is subject to reduction if certain revenue thresholds, as defined in the purchase agreement, are not achieved. During the three months ended August 31, 2025, we recognized a gain on the sale of the business of $76,390, which is included in “Gain on sale of business” within the Consolidated Statements of Operations. In addition, at closing, we also entered into transition service and transition distribution agreements with Kersia, which require us to provide services to Kersia during the transition period. Related to the transition distribution agreements, for performance obligations for which we act as an agent, we record revenue as the net amount of our gross billings less amounts remitted to Kersia. For performance obligations for which we act as principal, we record the gross amount billed to the customer as revenue. We recorded a liability representing the fair value of the services we expect to provide of $1,691 within other current liabilities related to these agreements, which will be expensed to Other, net over a 12-month period following the closing date.

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the treasury stock method by dividing net (loss) income by the weighted average number of shares of common stock outstanding.

The calculation of net (loss) income per share follows:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to Neogen	$(15,924)	$(456,282)	$20,414	$(468,891)
Denominator for basic (loss) net income per share:
Weighted average shares	217,408,270	216,813,788	217,312,533	216,754,244
Effect of dilutive stock options and RSUs	—	—	208,256	—
Denominator for diluted net (loss) income per share	217,408,270	216,813,788	217,520,789	216,754,244
Net (loss) income per share:
Basic	$(0.07)	$(2.10)	$0.09	$(2.16)
Diluted	$(0.07)	$(2.10)	$0.09	$(2.16)

Due to the net loss reported for the three months ended November 30, 2025, the dilutive stock options and RSUs were anti-dilutive. For the six months ended November 30, 2025, 3,064,670 shares were excluded from the calculation of diluted net income per share, because the inclusion of such securities in the calculation would have been anti-dilutive. Due to the net loss reported for the three and six months ended November 30, 2024, the dilutive stock options and RSUs were anti-dilutive.

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

The following tables reflect segment and corporate information:

	Three months ended November 30, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$170,248	$61,290	$—	$231,538
Intersegment Revenue	(4,694)	(2,153)	—	(6,847)
Net Revenue	165,554	59,137	—	224,691
Total Cost of Revenues	83,443	34,564	—	118,007
Operating Expenses	65,534	15,748	30,779	112,061
Operating Income (Loss)	$16,577	$8,825	$(30,779)	$(5,377)

Depreciation and Amortization	$25,580	$3,347	$—	$28,927
Interest Expense	$—	$—	$14,848	$14,848
Total Assets	$2,931,568	$283,045	$145,340	$3,359,953
Expenditures for long-lived assets	$10,282	$1,387	$—	$11,669

	Three months ended November 30, 2024
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$167,835	$70,827	$—	$238,662
Intersegment Revenue	(3,597)	(3,807)	—	(7,404)
Net Revenue	164,238	67,020	—	231,258
Net Cost of Revenues	69,977	47,951	—	117,928
Operating Expenses	531,059	19,431	20,324	570,814
Operating Loss	$(436,798)	$(362)	$(20,324)	$(457,484)

Depreciation and Amortization	$25,928	$4,120	$—	$30,048
Interest Expense	$—	$—	$18,141	$18,141
Total Assets	$3,575,728	$338,133	$140,231	$4,054,092
Expenditures for long-lived assets	$15,138	$2,018	$—	$17,156
(1)
Includes corporate assets, including cash and cash equivalents, current and deferred tax accounts and overhead expenses not allocated to specific business segments, and excludes intersegment transactions.

	Six months ended November 30, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$328,705	$120,151	$—	$448,856
Intersegment Revenue	(11,101)	(3,875)	—	(14,976)
Net Revenue	317,604	116,276	—	433,880
Total Cost of Revenues	159,903	72,323	—	232,226
Operating Expenses	134,033	30,656	58,433	223,122
Operating Income (Loss)	$23,668	$13,297	$(58,433)	$(21,468)

Depreciation and Amortization	$51,481	$6,501	$—	$57,982
Interest Expense	$—	$—	$31,290	$31,290
Expenditures for long-lived assets	$33,719	$1,952	$—	$35,671

	Six months ended November 30, 2024
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$331,411	$130,845	$—	462,256
Intersegment Revenue	(7,828)	(6,206)	—	(14,034)
Net Revenue	323,583	124,639	—	448,222
Net Cost of Revenues	144,435	85,531	—	229,966
Operating Expenses	598,041	36,881	38,561	673,483
Operating Income (Loss)	$(418,893)	$2,227	$(38,561)	$(455,227)

Depreciation and Amortization	$52,131	$7,718	$—	59,849
Interest Expense	$—	$—	$36,756	36,756
Expenditures for long-lived assets	$51,184	$4,406	$—	55,590
(1)
Excludes intersegment transactions.

The following table presents revenue disaggregated by geographic location:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Domestic	$110,436	$113,761	$212,510	$218,144
International	114,255	117,497	221,370	230,078
Total revenue	$224,691	$231,258	$433,880	$448,222

6. GOODWILL

In the second quarter of fiscal year 2025, the Company identified that the impact of integration challenges and end market conditions on the recent overall financial performance of the Food Safety reporting unit represented a triggering event to test goodwill within that reporting unit for impairment as of September 1, 2024. Management utilized a third-party to quantitatively assess its Food Safety reporting unit. Fair value of the reporting unit was estimated based on a combination of an income-based approach, consisting of a discounted cash flows analysis, and a market-based approach, consisting of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. The inputs to the fair value are defined in the fair value hierarchy as Level 3 inputs. Based on the results of the analysis, the carrying value of the Food Safety reporting unit exceeded its fair value as of September 1, 2024. Accordingly, an impairment charge of $461,390 was recorded in the second quarter of fiscal year 2025. Differences in the balance sheet change and impairment charge are due to foreign exchange. There were no goodwill impairment charges recorded in the second quarter of fiscal year 2026.

7. RESTRUCTURING

We regularly evaluate our business to ensure that we are properly configured and sized based on changing market conditions. Accordingly, we have implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of our operations. In the second quarter of fiscal year 2026, management initiated a restructuring plan to right-size our cost base through a reduction of approximately 10% in global headcount, including both existing and planned positions, as well as additional non-labor cost reductions. In the second quarter of fiscal year 2025, management initiated a restructuring plan primarily designed to focus the end market exposure and streamline the operations of the Company's global genomics business.

Our restructuring charges consist of severance payments, costs for outplacement services, and post-employment benefits (collectively, “employee separation costs”), other related exit costs and asset impairment charges related to restructuring activities. These amounts are partially recorded within sales and marketing and general and administrative expense on the consolidated statements of operations.

Restructuring charges by segment were as follows:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Food Safety	$2,500	$1,504	$2,907	$1,636
Animal Safety	782	7,077	834	7,077
Corporate	2,843	987	2,716	1,225
Total	$6,125	$9,568	$6,457	$9,938

Restructuring activity for the six months ended November 30, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2025	$756	$—	$756
Expense	6,501	(44)	6,457
Cash Payments	(4,775)	(15)	(4,790)
Asset impairments and other	—	59	59
Balance as of November 30, 2025	$2,482	$—	$2,482

8. LONG-TERM DEBT

Long-term debt consist of the following:

	November 30, 2025	May 31, 2025
Term Loan	$405,000	$450,000
Senior Notes	346,500	350,000
Revolver Facility	48,500	100,000
Finance Lease	—	2,426
Total debt and finance lease	800,000	902,426
Less: Current portion	—	(19,301)
Total non-current debt	800,000	883,125
Less: Unamortized debt issuance costs	(7,074)	(8,315)
Total non-current debt, net	$792,926	$874,810

During the three months ended August 31, 2025, we used the net proceeds from the Cleaners & Disinfectants divestiture to repay a portion of our outstanding debt. We repaid $51,500 of principal on the Revolving Facility, made $45,000 of prepayments on the Term Loan, and repurchased $3,500 of Senior Notes on the open market. The Term Loan prepayments resulted in an extinguishment loss of $393 related to unamortized debt issuance costs, while the Senior Notes repurchase resulted in an extinguishment loss of $41 related to unamortized debt issuance costs.

9. INCOME TAXES

Income tax benefit was $4,440 and income tax expense was $3,030 during the three and six months ended November 30, 2025 compared to income tax benefit of $20,290 and $23,290 during the three and six months ended November 30, 2024, respectively. The net tax benefit for the quarter-to-date period was primarily related to pre-tax losses due to acquisition amortization and interest expense. The net tax expense for the year-to-date period was primarily related to pre-tax income due to gains on the sale of our Cleaners & Disinfectants business. The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. The Company continues to closely monitor developments and evaluate the impact these new rules will have on its tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, the Company has included in its income tax for the three and six months ended November 30, 2025, a forecasted amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives. For the three and six months ended November 30, 2025, no foreign subsidiary is forecasted to incur a material top-up tax under Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three and six months ended November 30, 2025.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 30, 2025 and May 31, 2025 were $5,232 and $3,849, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

10. COMMITMENTS AND CONTINGENCIES

We are involved in environmental remediation and monitoring activities at our Randolph, Wisconsin manufacturing facility. As a result, we accrue for related costs, when such costs are determined to be probable and estimable. We currently utilize a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We recorded $100 within other current liabilities and $816 within other non-current liabilities as of November 30, 2025 and May 31, 2025 in the condensed consolidated balance sheets. These amounts are measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2022, in collaboration with the WDNR, we initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.

Shareholder Litigation and Stockholder Demands

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

On August 13, 2025, August 15, 2025, and December 22, 2025, the Company received three separate stockholder litigation demands requesting that the Board investigate the allegations in the Federal Action and pursue claims on the Company’s behalf based on those allegations. On October 4, 2025, the Board established a litigation committee to consider and investigate the demands.

On December 4, 2025, the Company, John Adent, Dave Naemura, James C. Borel, Thierry Bernard, William T. Boehm, Jeffrey D. Capello, Ronald D. Green, Aashima Gupta, Raphael A. Rodriguez, James P. Tobin, Darci L. Vetter, and Catherine Woteki were named in a putative shareholder derivative action filed in the United States District Court for the Western District of Michigan. The complaint asserts claims under Section 14 of the Securities Exchange Act of 1934 and Michigan corporate law based on allegedly false and misleading public statements by defendants and alleged breaches of fiduciary duties related to the integration of the 3M business into Neogen. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses, rescission, and/or such other equitable or injunctive relief as deemed appropriate by the Court. Defendants have not yet filed a responsive pleading in this action.

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

11. DERIVATIVES AND FAIR VALUE

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

Derivatives Not Designated as Hedging Instruments

We have entered into non-designated foreign currency forward contracts to manage foreign currency balance sheet risk associated with intercompany loans and other foreign currency denominated assets and liabilities. These contracts are recorded net at fair value on our consolidated balance sheets, classified as Level 2 in the fair value hierarchy. The notional amount of forward contracts in place was $50,418 and $65,023 as of November 30, 2025 and May 31, 2025, respectively, and consisted of economic hedges of transactions up to January 2026.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	November 30, 2025	May 31, 2025
Foreign currency forward contracts, net	Other current assets (liabilities)	$76	$(407)

The location and amount of losses from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three months ended November 30,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2025	2024
Foreign currency forward contracts	Other, net	$(254)	$349

		Six months ended November 30,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2025	2024
Foreign currency forward contracts	Other, net	$(121)	$(285)

Derivatives Designated as Hedging Instruments

In November 2022, we entered into a receive-variable, pay-fixed interest rate swap agreement with a $250,000 notional value, which is designated as a cash flow hedge. In accordance with the agreement, the notional value decreased to $200,000 in November 2024. This agreement fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 137.5 to 175 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. We expect to reclassify a $950 loss of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	November 30, 2025	May 31, 2025
Interest rate swap – current	Other current liabilities	$(1,250)	$(369)
Interest rate swap – non-current	Other non-current liabilities	$(895)	$(1,290)

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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024

Accumulated other comprehensive loss, beginning balance	$(23,485)	$(31,421)	$(28,898)	$(30,021)

Foreign currency translation adjustment
Balance at beginning of period	$(21,820)	$(29,426)	$(27,637)	$(31,885)
Other comprehensive (loss) gain before reclassifications	(2,159)	(14,576)	3,757	(12,117)
Amounts reclassified from accumulated other comprehensive loss	—	—	(99)	—
Balance at end of period	$(23,979)	$(44,002)	$(23,979)	$(44,002)

Fair value of derivatives changes
Balance at beginning of period	$(1,665)	$(1,995)	$(1,261)	$1,864
Other comprehensive gain (loss) before reclassifications	51	1,644	(268)	(1,627)
Amounts reclassified from accumulated other comprehensive loss	(16)	(392)	(101)	(980)
Balance at end of period	$(1,630)	$(743)	$(1,630)	$(743)

Accumulated other comprehensive loss, ending balance	$(25,609)	$(44,745)	$(25,609)	$(44,745)

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause Neogen’s results to differ materially from those indicated by such forward-looking statements, including many factors beyond our control. Factors that could cause actual results to differ from those contained within forward-looking statements include (without limitation) the continued integration of the 3M food safety business and the realization of the expected benefits from that acquisition; the relationship with and performance of our transition manufacturing partner; our ability to adequately and timely remediate certain identified material weaknesses in our internal control over financial reporting; competition; recruitment and retention of key employees; impact of weather on agriculture and food production; global business disruption caused by the Russia invasion in Ukraine and related sanctions; identification and integration of acquisitions; research and development risks; intellectual property protection; increasing and developing government regulation; and other risks detailed from time to time in our reports on file at the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition service agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, however, the impact of lost market share stemming from these fulfillment issues continued in fiscal year 2025. Also in fiscal year 2025, we experienced an elevated amount of inventory write-offs, particularly in the fourth quarter, due, in part, to expiration of certain inventory held at our international locations stemming from supply chain and distribution challenges in fiscal year 2024. Further, in fiscal year 2025, we experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. In the second half of fiscal year 2025, production increased to the prior normal levels, but with significant production inefficiencies. These production inefficiencies continued in first half of fiscal year 2026, with continued improvement in each successive quarter. Continued improvement is expected for the remainder of the current fiscal year.

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

Within the Food Safety industry, the end market generally continues to experience a lower level of food production, largely due to the cumulative effect of the significant recent inflation, particularly in food prices. However, there have been signs of sequential improvement from prior quarters in certain key product lines. Within Animal Safety, the end market has remained near cyclical lows. Because of our extensive and longstanding partnerships in the distribution channels, we are optimistic about potential future revenue growth in the segment, particularly as a result of our commercial teams leveraging these partnerships.

In fiscal year 2025, restructuring actions in our genomics business led to voluntary revenue attrition, following our strategic shift away from lower margin business. A portion of our genomics business also serves the companion animal market, which has been experiencing weakness recently, primarily due to the impact of continued inflation, a lower number of pet adoptions, and a higher level of customer in-sourcing. Additionally, in the second quarter of fiscal year 2026, management initiated a restructuring plan to right-size our cost base through a reduction of approximately 10% in global headcount, including both existing and planned positions, as well as additional non-labor cost reductions.

We continue to evaluate the nature and extent of these issues and their impact on our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us in fiscal year 2026.

Executive Overview

	Three months ended November 30,			Six months ended November 30,
	2025	2024	Change	2025	2024	Change
Total Revenues	$224,691	$231,258	$(6,567)	$433,880	$448,222	$(14,342)
Cost of Revenues	118,007	117,928	79	232,226	229,966	2,260
Gross Profit	106,684	113,330	(6,646)	201,654	218,256	(16,602)
Operating Expenses
Sales and marketing	42,290	46,545	(4,255)	87,338	92,344	(5,006)
General and administrative	65,208	57,771	7,437	126,096	109,442	16,654
Goodwill Impairment	—	461,390	(461,390)	—	461,390	(461,390)
Research and development	4,563	5,108	(545)	9,688	10,307	(619)
Total Operating Expenses	112,061	570,814	(458,753)	223,122	673,483	(450,361)
Operating Loss	(5,377)	(457,484)	452,107	(21,468)	(455,227)	433,759
Other (Expense) Income
Interest income	592	774	(182)	1,510	1,767	(257)
Interest expense	(14,848)	(18,141)	3,293	(31,290)	(36,756)	5,466
Gain on sale of business	—	—	—	76,390	—	76,390
Other, net	(731)	(1,721)	990	(1,698)	(1,965)	267
Total Other (Expense) Income	(14,987)	(19,088)	4,101	44,912	(36,954)	81,866
(Loss) Income Before Taxes	(20,364)	(476,572)	456,208	23,444	(492,181)	515,625
Income Tax (Benefit) Expense	(4,440)	(20,290)	15,850	3,030	(23,290)	26,320
Net (Loss) Income	$(15,924)	$(456,282)	$440,358	$20,414	$(468,891)	$489,305

Results of Operations

Revenues

Revenue decreased $6.6 million during the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The decrease includes a $15.4 million unfavorable impact due to divestitures and discontinued product lines, primarily from the divestiture of our Cleaners & Disinfectants business. This decrease was offset by a $2.0 million favorable foreign exchange rate impact and $6.8 million of growth in the business. The growth in the business was driven primarily by higher sales of indicators, as well as pathogen detection and sample collection products. These increases were offset by lower sales of veterinary instruments, animal care and natural toxin products.

Revenue decreased $14.3 million during the six months ended November 30, 2025 compared to the six months ended November 30, 2024. The decrease included a $25.0 million unfavorable impact due to divestitures and discontinued product lines, primarily from the divestiture of our Cleaners and Disinfectants business. This decrease was offset by $7.5 million growth in the business and a $3.2 million favorable foreign exchange rate impact. The increase in the business was driven by continued strength in sample collection, pathogen and insect control products. These increases were partially offset by declines in natural toxins and veterinary instruments product lines.

Service Revenue

Service revenue, which consists primarily of genomics services provided to production and companion animal markets, was $25.7 million and $50.7 million during the three and six months ended November 30, 2025 and $23.7 million and $48.2 million during the three and six months ended November 30, 2024. The increase in both comparable periods is primarily driven by higher genomics revenue in bovine and integrated protein markets, partially offset by a decline in companion animal markets.

International Revenue

International sales were $114.3 million and $221.4 million during the three and six months ended November 30, 2025 compared to $117.5 million and $230.1 million during the three and six months ended November 30, 2024, respectively. The decrease during both periods was primarily due to the divestiture of our Cleaners & Disinfectants business, partially offset by favorable foreign exchange rate impact.

Gross Margin

Gross margin was 47.5% and 46.5% during the three and six months ended November 30, 2025, compared to 49.0% and 48.7% during the three and six months ended November 30, 2024, respectively. The decrease in margin was primarily due to higher manufacturing costs related to our sample collection product line, higher tariffs and inventory write-offs, and duplicative costs as we prepare to manufacture Petrifilm products internally.

Sales and Marketing

Sales and marketing expenses were $42.3 million and $87.3 million during the three and six months ended November 30, 2025, compared to $46.5 million and $92.3 million during the three and six months ended November 30, 2024, respectively. The decrease in both comparable periods was primarily due to lower outbound shipping costs, lower bad debt expenses, reduced costs associated with the divested Cleaners and Disinfectants business, reduced compensation costs associated with headcount reductions, partially offset by increased restructuring costs.

General and Administrative

General and administrative expenses were $65.2 million and $126.1 million during the three and six months ended November 30, 2025, compared to $57.8 million and $109.4 million during the three and six months ended November 30, 2024, respectively. The increase in both comparable periods was primarily driven by investments in transformation initiatives, transaction costs, and restructuring costs, partially offset by reduced costs associated with the divested Cleaners and Disinfectants business.

General and administrative expenses include amortization expenses relating to definite-lived intangible assets of $22.9 million and $45.9 million during the three and six months ended November 30, 2025, compared to $23.6 million and $47.2 million during the three and six months ended November 30, 2024, respectively. The decline in both comparable periods was due to our divested Cleaners and Disinfectants business. Estimated amortization expense for fiscal year 2026 through 2030 is expected to be in the range of approximately $89 million to $93 million.

Research and Development

Research and development expenses were $4.6 million and $9.7 million during the three and six months ended November 30, 2025, compared to $5.1 million and $10.3 million during the three and six months ended November 30, 2024, respectively. The decrease during both comparable periods is primarily the result of lower contracted services and employee costs resulting from restructuring initiatives, offset by increased transformation costs.

Other Income/Expense

Other expense was $15.0 million for the three months ended November 30, 2025 and other income was $44.9 million during the six months ended November 30, 2025, compared to $19.1 million and $37.0 million of other expenses during the three and six months ended November 30, 2024, respectively. The decrease in other expenses in the quarter-to-date period was primarily driven by lower interest costs, as a result of our Term Loan refinancing in April 2025 and lower amounts of outstanding debt. The income in the current year-to-date period was primarily driven by a $76.4 million gain recognized on the sale of our Cleaners & Disinfectants business.

Provision for Income Taxes

Income tax benefit was $4.4 million and income tax expense was $3.0 million during the three and six months ended November 30, 2025 compared to income tax benefit of $20.3 million and $23.3 million during the three and six months ended November 30, 2024, respectively. The net tax benefit for the quarter-to-date period was primarily related to pre-tax losses due to acquisition amortization and interest expense. The net tax expense for the year-to-date period was primarily related to pre-tax income due to gains on the sale of our Cleaners & Disinfectants business.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three and six months ended November 30, 2025.

Segment Results of Operations

	Three months ended November 30,
	2025	2024	Change	% Change
Food Safety Revenue	$165,554	$164,238	$1,316	1%
Animal Safety Revenue	59,137	67,020	(7,883)	(12)%
Total Revenues	$224,691	$231,258	$(6,567)	(3)%

Food Safety Operating Income (Loss)	$16,577	$(436,798)	$453,375	(104)%
Animal Safety Operating Income (Loss)	8,825	(362)	9,187	(2538)%
Segment Operating Income (Loss)	$25,402	$(437,160)	$462,562	(106)%
Corporate	(30,779)	(20,324)	(10,455)	51%
Operating Loss (Income)	$(5,377)	$(457,484)	$452,107	(99)%

	Six months ended November 30,
	2025	2024	Change	% Change
Food Safety Revenue	$317,604	$323,583	$(5,979)	(2)%
Animal Safety Revenue	116,276	124,639	(8,363)	(7)%
Total Revenues	$433,880	$448,222	$(14,342)	(3)%

Food Safety Operating Income (Loss)	$23,668	$(418,893)	$442,561	(106)%
Animal Safety Operating Income	13,297	2,227	11,070	497%
Segment Operating Income (Loss)	$36,965	$(416,666)	$453,631	(109)%
Corporate	(58,433)	(38,561)	(19,872)	52%
Operating Loss	(21,468)	$(455,227)	$433,759	(95)%

Revenues

Revenue for the Food Safety segment increased $1.3 million during the three months ended November 30, 2025, compared to the three months ended November 30, 2024. The increase was driven by a $6.8 million growth in the business and a $2.1 million favorable currency impact. Business growth was led by indicator sales and improvements in sample collection, partially offset by a decline in sales of food quality products. These gains were offset by an $7.6 million decline resulting primarily from the divestiture of our Cleaners & Disinfectants business.

Revenue for the Food Safety segment decreased $6.0 million during the six months ended November 30, 2025, compared to the six months ended November 30, 2024. The decrease was primarily due to $13.5 million primarily associated with the divestiture of the Cleaners and Disinfectants business, partially offset by a $3.4 million favorable currency impact and $4.1 million of growth in the business. The growth in the business was driven by sales in both pathogen detection and sample collection product lines, partially offset by a decline in sales of natural toxins test kits and food quality products.

Revenue for the Animal Safety segment decreased $7.9 million during the three months ended November 30, 2025, compared to the three months ended November 30, 2024. The decrease was due to $7.8 million of divestitures and discontinued products primarily from divestiture of our Cleaners and Disinfectants business, a $0.1 million negative foreign currency impact and nominal growth in the business. The growth in the business was primarily related to stronger sales of our insect control and genomics products lines, offset by lower sales of veterinary instruments, which have been negatively impacted by higher tariffs and supply constraints.

Revenue for the Animal Safety segment decreased $8.4 million during the six months ended November 30, 2025, compared to the six months ended November 30, 2024. The decrease was primarily due to $11.6 million of divestitures and discontinued products and a $0.2 million unfavorable currency impact, partially offset by $3.4 million of growth in the business. The growth in the business was driven by strong insect control sales and higher genomics volume, partially offset by a decline in sale of veterinary instruments, which have been impacted by tariffs and supply constraints.

Operating Income

Operating income for the Food Safety segment increased $453.4 million during the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Excluding $461.4 million goodwill impairment recorded in the prior year, operating income decreased during the comparable period. This was primarily driven by lower sales volumes following the divestiture of our Cleaners & Disinfectants business, as well as duplicative Petrifilm costs and sample collection inefficiencies, partially offset by the cost reductions in the current quarter.

Operating income for the Food Safety segment increased $442.6 million during the six months ended November 30, 2025, compared to the six months ended November 30, 2024. Excluding $461.4 million goodwill impairment recorded in the prior year, operating income decreased during the comparable period. This was primarily driven by lower sales volumes following the divestiture of our Cleaners & Disinfectants business, as well as duplicative Petrifilm costs and sample collection inefficiencies, partially offset by the cost reductions initiated in the current quarter.

Operating income for the Animal Safety segment increased $9.2 million during the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The increase was primarily due to favorable product mix and lower material costs. Additionally, we incurred lower operating costs in the current period, which is the result of both the current quarter restructuring actions and those incurred for the genomics business at the end of the prior year period.

Operating income for the Animal Safety segment increased $11.1 million during six months ended November 30, 2025 compared to the six months ended November 30, 2024. The increase was primarily due to lower operating costs in the current year, which is the result of the prior year's restructuring actions incurred for the genomics business.

The increased corporate expense during each comparable period is related to increases in equity-based compensation, compliance and transformation initiatives, restructuring expense and certain corporate development initiatives.

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

As of November 30, 2025, we had cash and cash equivalents of $145.3 million, and borrowings available under our revolving line of credit of $201.5 million.

Since we elected to make prepayments in the first quarter of fiscal year 2026, there are no additional required principal payments for the Term Loan until the second quarter of fiscal year 2027. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of November 30, 2025, we are in compliance with all financial covenants under the Credit Facilities.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2026 is approximately $50 million. This includes approximately $35 million in capital expenditures related to the integration of the acquired 3M FSD products, the most significant portion of which is related to our new manufacturing facility in Lansing, Michigan.

Cash Flows

	Six months ended November 30,
	2025	2024	Change
Net Cash provided by Operating Activities	30,297	22,339	$7,958
Net Cash provided by (used for) Investing Activities	86,056	(50,819)	$136,875
Net Cash used for Financing Activities	(99,844)	(430)	$(99,414)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased $8.0 million during the six months ended November 30, 2025 compared to the six months ended November 30, 2024. The increase is primarily due to improvement in working capital primarily associated with accounts receivable and inventory, partially offset by a decrease in operating income.

Net Cash provided by (used for) Investing Activities

Cash provided by investing activities increased $136.9 million during the six months ended November 30, 2025, compared to the six months ended November 30, 2024. The increase was primarily the result of cash proceeds received from the sale of our Cleaners & Disinfectants business of 121.7 million and a decrease in capital expenditures compared to the prior-year period, as our new Lansing production facility nears completion.

Net Cash used for by Financing Activities

Cash used for financing activities increased $99.4 million during the six months ended November 30, 2025 compared to the six months ended November 30, 2024. The increase was due to the debt repayments made with proceeds from the sale of our Cleaners and Disinfectants business.

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

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this form 10-Q, our President & Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2025 due to the existence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts in connection with the material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 10. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10- K for the year ended May 31, 2025. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2025, we made the following grants of equity to Jeremy Yarwood, the Chief Scientific Officer ("CSO") of the Company: (1) options to purchase up to 151,011 shares of our common stock (with three-year ratable vesting), as part of his fiscal year 2026 long-term incentive award, (2) 32,415 restricted stock units (with two-year ratable vesting), as part of his sign-on equity award, and (3) 58,752 performance share units (which are earnable over a three-year performance period), as part of his fiscal year 2026 long-term incentive award. These equity awards were granted as inducement grants in connection with his appointment as CSO effective November 1, 2025. All options were granted at an exercise price of $6.17, the closing price of our common stock as of the grant date. All of these equity awards were made according to the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 3, 2025, we made the following grants of equity to R. Bryan Riggsbee, the Chief Financial Officer ("CFO") of the Company: (1) options to purchase up to 495,713 shares of our common stock (with three-year ratable vesting), as part of his fiscal year 2026 long-term incentive award, and (2) 178,855 performance share units (which are earnable over a three-year performance period), as part of his fiscal year 2026 long-term incentive award. These equity awards were granted as inducement grants in connection with his appointment as CFO effective November 3, 2025, as described in the Form 8-K filed by us on October 30, 2025. All options were granted at an exercise price of $6.29, the closing price of our common stock as of the grant date. The PSUs are further described in the Form 8-K filed by us on October 30, 2025. All of these equity awards were made according to the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In October 2018, our Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of our common stock. The program does not have any scheduled expiration date. As of November 30, 2025, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended November 30, 2025:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 2025	—	—	—	5,900,000
October 2025	—	—	—	5,900,000
November 2025	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

During the quarterly period ended November 30, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of our Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a) Exhibit Index

10.1	Form of Performance Share Unit Award Agreement between Neogen Corporation and certain executive officers (starting October 2025)(1)

10.2	Form of Stock Option Award Agreement between Neogen Corporation and certain executive officers (starting October 2025) (1)

10.3	Form of Restricted Share Unit Award Agreement between Neogen Corporation and certain executive officers (starting October 2025) (1)

10.4	Form of Performance Share Unit Award Agreement between Neogen Corporation and certain executive officers (for inducement grants) (1)

10.5	Form of Stock Option Award Agreement between Neogen Corporation and certain executive officers (for inducement grants) (1)

10.6	Form of Restricted Share Unit Award Agreement between Neogen Corporation and certain executive officers (for inducement grants) (1)

10.7	Form of Stock Option Award Agreement between Neogen Corporation and independent directors (starting October 2025) (1)

10.8	Form of Restricted Share Unit Award Agreement between Neogen Corporation and independent directors (starting October 2025) (1)

10.9	Offer Letter between Neogen Corporation and Bryan Riggsbee dated October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 30, 2025) (1)

10.10	Transition Letter between Neogen Corporation and David Naemura dated September 15, 2025 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed September 15, 2025)(1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1) Denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOGEN CORPORATION
(Registrant)

Dated: January 8, 2026

/s/ Mikhael Nassif
Mikhael Nassif
President & Chief Executive Officer
(Principal Executive Officer)

Dated: January 8, 2026

/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal Financial Officer)