Form 10-Q
period 2026-02-28
NEOGEN CORP
filed 2026-04-09
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026.

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

As of February 28, 2026 there were 217,673,041 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in millions, except share amounts)

	February 28, 2026	May 31, 2025
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$159.9	$129.0
Accounts receivable, net of allowance of $4.1 and $5.4	137.1	153.4
Inventories
Raw materials	55.6	65.7
Work-in-process	9.3	11.2
Finished goods	113.3	130.4
Total Inventories	178.2	207.3
Less inventory reserve	(16.5)	(16.5)
Inventories, net	161.7	190.8
Prepaid expenses and other current assets	63.1	53.3
Assets held for sale (note 3)	68.2	50.4
Total Current Assets	590.0	576.9
Net Property and Equipment	331.9	339.1
Other Assets
Right of use assets	15.7	17.2
Goodwill (note 6)	1,047.8	1,064.9
Amortizable intangible assets, net	1,341.8	1,410.5
Other non-current assets	31.8	35.2
Total Other Assets	2,437.1	2,527.8
Total Assets	$3,359.0	$3,443.8
Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of debt	$—	$19.3
Accounts payable	75.2	79.6
Accrued compensation	23.5	14.1
Income tax payable (note 9)	9.9	5.6
Accrued interest	3.5	11.1
Deferred revenue	3.9	5.6
Other current liabilities	28.2	32.1
Liabilities held for sale (note 3)	6.4	6.6
Total Current Liabilities	150.6	174.0
Deferred Income Tax Liability	269.2	280.9
Non-Current Debt (note 8)	793.3	874.8
Other Non-Current Liabilities	43.5	42.9
Total Liabilities	1,256.6	1,372.6
Commitments and Contingencies (note 10)
Equity
Preferred stock, $1.00 par value, 100,000 shares authorized, none issued and outstanding
Common stock, $0.16 par value, 315,000,000 shares authorized, 217,673,041 and 217,044,098 shares issued and outstanding	34.8	34.7
Additional paid-in capital	2,613.1	2,601.8
Accumulated other comprehensive loss	(12.5)	(28.9)
Accumulated deficit	(533.0)	(536.4)
Total Stockholders’ Equity	2,102.4	2,071.2
Total Liabilities and Stockholders’ Equity	$3,359.0	$3,443.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in millions, except per share amounts)

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Revenues
Product revenues	$186.2	$196.5	$569.4	$596.6
Service revenues	25.0	24.5	75.7	72.6
Total Revenues	211.2	221.0	645.1	669.2
Cost of Revenues
Cost of product revenues	96.0	95.8	296.6	293.5
Cost of service revenues	16.2	14.9	47.8	47.2
Total Cost of Revenues	112.2	110.7	344.4	340.7
Gross Profit	99.0	110.3	300.7	328.5
Operating Expenses
Sales and marketing	38.2	44.6	125.5	136.9
General and administrative	60.3	55.8	186.4	165.2
Goodwill impairment	—	—	—	461.4
Research and development	3.8	4.5	13.5	14.8
Total Operating Expenses	102.3	104.9	325.4	778.3
Operating Loss (Income)	(3.3)	5.4	(24.7)	(449.8)
Other (Expense) Income
Interest expense, net	(13.9)	(17.0)	(43.7)	(52.0)
Gain on sale of business	—	—	76.4	—
Other, net	(3.1)	1.9	(4.9)	(0.1)
Total Other (Expense) Income	(17.0)	(15.1)	27.8	(52.1)
(Loss) Income Before Taxes	(20.3)	(9.7)	3.1	(501.9)
Income Tax (Benefit) Expense	(3.3)	1.2	(0.3)	(22.1)
Net (Loss) Income	$(17.0)	$(10.9)	$3.4	$(479.8)
Net (Loss) Income Per Share
Basic	$(0.08)	$(0.05)	$0.02	$(2.21)
Diluted	$(0.08)	$(0.05)	$0.02	$(2.21)
Weighted Average Shares Outstanding
Basic	217.7	217.0	217.4	216.8
Diluted	217.7	217.0	217.9	216.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in millions)

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Net (loss) income	$(17.0)	$(10.9)	$3.4	$(479.8)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	12.9	(2.7)	16.5	(14.8)
Unrealized gain (loss) on derivative instruments (1)	0.2	(0.3)	(0.1)	(2.9)
Other comprehensive income (loss), net of tax	13.1	(3.0)	16.4	(17.7)
Total comprehensive (loss) income	$(3.9)	$(13.9)	19.8	$(497.5)

(1) Amounts are net of tax of $0.1 and $(0.1) during the three months ended February 28, 2026 and February 28, 2025, and $0.0 and $(0.9) during the nine months ended February 28, 2026 and February 28, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in millions, except share amounts)

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
May 31, 2025	217,044,498	$34.7	$2,601.8	$(28.9)	$(536.4)	$2,071.2
Share-based compensation expense	—	—	4.9	—	—	4.9
Exercise of options and RSUs	99,436	0.1	(0.2)	—	—	(0.1)
Issuance of shares under employee stock purchase plan	154,692	—	0.9	—	—	0.9
Net income	—	—	—	—	36.3	36.3
Other comprehensive income	—	—	—	5.4	—	5.4
August 31, 2025	217,298,626	$34.8	$2,607.4	$(23.5)	$(500.1)	$2,118.6
Share-based compensation expense	—	—	4.3	—	—	4.3
Exercise of options and RSUs	227,355	—	(0.5)	—	—	(0.5)
Issuance of shares under employee stock purchase plan		—	—	—	—	—
Net loss	—	—	—	—	(15.9)	(15.9)
Other comprehensive loss	—	—	—	(2.1)	—	(2.1)
November 30, 2025	217,525,981	$34.8	$2,611.2	$(25.6)	$(516.0)	$2,104.4
Share-based compensation expense	—	—	1.2	—	—	1.2
Exercise of options and RSUs	12,820	—	—	—	—	—
Issuance of shares under employee stock purchase plan	134,240	—	0.7	—	—	0.7
Net loss	—	—	—	—	(17.0)	(17.0)
Other comprehensive income	—	—	—	13.1	—	13.1
February 28, 2026	217,673,041	$34.8	$2,613.1	$(12.5)	$(533.0)	$2,102.4

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
May 31, 2024	216,614,407	$34.7	$2,583.9	$(30.0)	$555.6	$3,144.2
Share-based compensation expense	—	—	4.0	—	—	4.0
Exercise of options and RSUs	4,854	—	—	—	—	—
Issuance of shares under employee stock purchase plan	78,877	—	1.0	—	—	1.0
Net loss	—	—	—	—	(12.6)	(12.6)
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)
August 31, 2024	216,698,138	$34.7	$2,588.9	$(31.4)	$543.0	$3,135.2
Share-based compensation expense	—	—	4.8	—	—	4.8
Exercise of options and RSUs	245,879	—	(1.4)	—	—	(1.4)
Net loss	—	—	—	—	(456.3)	(456.3)
Other comprehensive loss	—	—	—	(13.3)	—	(13.3)
November 30, 2024	216,944,017	$34.7	$2,592.3	$(44.7)	$86.7	$2,669.0
Share-based compensation expense	—	—	4.2	—	—	4.2
Exercise of options and RSUs	15,478	—	—	—	—	—
Issuance of shares under employee stock purchase plan	78,772	—	1.0	—	—	1.0
Net loss	—	—	—	—	(10.9)	(10.9)
Other comprehensive loss	—	—	—	(3.0)	—	(3.0)
February 28, 2025	217,038,267	$34.7	$2,597.5	$(47.7)	$75.8	$2,660.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine months ended February 28,
	2026	2025
Cash Flows provided by Operating Activities
Net income (loss)	$3.4	$(479.8)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	86.9	89.2
Deferred income taxes	(15.5)	(33.1)
Share-based compensation	10.4	13.0
Loss on disposal of property and equipment	1.2	0.1
Amortization of debt issuance costs	1.5	2.6
Goodwill and Other asset impairment	—	470.8
Loss on refinancing and extinguishment of debt	0.4	—
Gain on sale of business	(76.4)	—
Other	(0.2)	(0.3)
Change in operating assets and liabilities:
Accounts receivable, net	16.6	9.1
Inventories, net	21.5	(25.1)
Prepaid expenses and other current assets	(10.0)	(6.4)
Accounts payable and accrued liabilities	20.5	6.0
Interest expense accrual	(7.6)	(7.5)
Change in other non-current assets and non-current liabilities	0.3	3.2
Net Cash provided by Operating Activities	53.0	41.8
Cash Flows provided by (used for) Investing Activities
Purchases of property, equipment and intangible assets	(47.3)	(88.5)
Proceeds from the maturities of marketable securities	—	0.3
Proceeds from sale of business, net of cash divested	121.7	—
Proceeds from the sale of property and equipment and other	0.1	4.9
Net Cash provided by (used for) Investing Activities	74.5	(83.3)
Cash Flows (used for) provided by Financing Activities
Issuance of shares related to equity compensation and employee stock purchase plan	1.7	2.2
Tax payments related to share-based awards	(0.7)	(1.5)
Repayment of finance lease	(0.1)	(0.2)
Repayment of outstanding debt	(100.0)	—
Net Cash (used for) provided by Financing Activities	(99.1)	0.5
Effects of Foreign Exchange Rate on Cash	2.5	(1.9)
Net Increase (Decrease) in Cash and Cash Equivalents	30.9	(42.9)
Cash and Cash Equivalents, Beginning of Year	129.0	170.6
Cash and Cash Equivalents, End of Year	$159.9	$127.7
Supplemental cash flow information
Property and equipment obtained for noncash consideration	$—	$0.9
Right of use assets obtained in exchange for new operating lease liabilities	$4.4	$7.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in millions except shares)

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

Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are still evaluating the impact of this amendment and do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and accompanying notes.

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

2. REVENUE RECOGNITION

The following table presents disaggregated revenue by major product and service categories:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Food Safety
Natural Toxins & Allergens	$17.9	$17.6	$58.3	$58.5
Bacterial & General Sanitation	42.1	39.9	128.7	122.3
Indicator Testing & Culture Media	83.0	74.8	245.9	232.9
Biosecurity Products	3.9	11.8	14.3	35.7
Genomics Services	6.2	5.7	18.0	17.1
Other	3.6	3.0	9.1	9.8
Total Food Safety Revenue	$156.7	$152.8	$474.3	$476.3
Animal Safety
Life Sciences	$1.5	$1.5	$4.8	$4.9
Veterinary Instruments & Disposables	15.5	15.5	41.1	45.4
Animal Care & Other	5.9	10.4	22.3	26.7
Biosecurity Products	15.0	23.8	52.2	66.6
Genomics Services	16.6	17.0	50.4	49.3
Total Animal Safety Revenue	$54.5	$68.2	$170.8	$192.9
Total Revenues	$211.2	$221.0	$645.1	$669.2

The following table summarizes deferred revenue by period:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025

Beginning balance	$3.9	$5.7	$5.6	$4.6
Additions	2.9	3.0	8.0	10.4
Recognized into revenue	(2.9)	(2.9)	(8.5)	(9.2)
Reclassified to held for sale (1)	—	—	(1.2)	—
Ending balance	$3.9	$5.8	3.9	$5.8

(1) Represents deferred revenue reclassified to the Company's held for sale entities. See Note 3 "Assets Held for Sale and Divestiture" for further detail.

3. ASSETS HELD FOR SALE AND DIVESTITURE

In June 2025, the Company announced plans to sell its global genomics business as part of an initiative to divest non-core assets. The genomics business and associated assets and liabilities met the criteria for presentation as held for sale as of November 30, 2025. The Company determined that fair value less cost to sell exceeded the carrying value. Therefore, the Company expects to record a gain upon divestiture. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

The major classes of assets and liabilities held for sale of the Genomics business were as follows:

February 28, 2026
Accounts receivable, net	$3.9
Inventory, net	10.0
Prepaid expenses and other current assets	1.9
Property and equipment, net	20.2
Right of use assets	0.9
Goodwill	19.4
Amortizable intangible assets, net	7.9
Other non-current assets	4.0
Total assets held for sale	$68.2

Accounts payable	$0.6
Accrued compensation	2.2
Other liabilities	3.6
Total liabilities held for sale	$6.4

Subsequent Event

On March 2, 2026, Neogen Corporation announced that it had entered into a definitive agreement to sell its Genomics business to Zoetis Inc., a global animal health company, for $160.0 million. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the first half of fiscal year 2027.

Cleaners and Disinfectants

In the first quarter of fiscal year 2026, we completed the sale of the Cleaners and Disinfectants ("C&D") business to Kersia Group ("Kersia"). We received total consideration of $121.7 million in cash at closing, net of cash divested, plus additional contingent consideration of up to $3.5 million (the “Earnout Payment”) based on revenue performance of the divested business during the 12-month period following the closing date. The Earnout Payment is subject to reduction if certain revenue thresholds, as defined in the purchase agreement, are not achieved. During the three months ended August 31, 2025, we recognized a gain on the sale of the business of $76.4 million, which is included in “Gain on sale of business” within the Consolidated Statements of Operations. In addition, at closing, we also entered into transition service and transition distribution agreements with Kersia, which require us to provide services to Kersia during the transition period. Related to the transition distribution agreements, for performance obligations for which we act as an agent, we record revenue as the net amount of our gross billings less amounts remitted to Kersia. For performance obligations for which we act as principal, we record the gross amount billed to the customer as revenue. We recorded a liability representing the fair value of the services we expect to provide of $1.7 million within other current liabilities related to these agreements, which will be expensed to Other, net over a 12-month period following the closing date. Of this amount, $1.1 million was recognized as income during fiscal year 2026.

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the treasury stock method by dividing net (loss) income by the weighted average number of shares of common stock outstanding.

The calculation of net (loss) income per share follows:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to Neogen	$(17.0)	$(10.9)	$3.4	$(479.8)
Denominator for basic net (loss) income per share:
Weighted average shares	217,668,392	217,031,907	217,429,849	216,845,782
Effect of dilutive stock options and RSUs	—	—	512,497	—
Denominator for diluted net (loss) income per share	217,668,392	217,031,907	217,942,346	216,845,782
Net (loss) income per share:
Basic	$(0.08)	$(0.05)	$0.02	$(2.21)
Diluted	$(0.08)	$(0.05)	$0.02	$(2.21)

Certain outstanding options and restricted stock units ("RSUs") were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Anti-dilutive options and RSUs excluded from EPS Computation (1)	1,663,343	51,235	4,209,845	223,809

(1) Due to the net loss during the three months ended February 28, 2026 and three and nine months ended February 28, 2025, the dilutive stock options and RSUs were anti-dilutive.

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

The following tables reflect segment and corporate information:

	Three months ended February 28, 2026
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$160.5	$56.3	$—	$216.8
Intersegment Revenue	(3.8)	(1.8)	—	(5.6)
Net Revenue	156.7	54.5	—	211.2
Total Cost of Revenues	77.6	34.6	—	112.2
Operating Expenses	62.8	14.2	25.3	102.3
Operating Income (Loss)	$16.3	$5.7	$(25.3)	$(3.3)

Depreciation and Amortization	$26.5	$2.4	$—	$28.9
Interest Expense	$—	$—	$14.5	$14.5
Total Assets	$2,910.1	$289.0	$159.9	$3,359.0
Expenditures for Long-lived Assets	$10.1	$1.5	$—	$11.6

	Three months ended February 28, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$154.9	$72.4	$—	$227.3
Intersegment Revenue	(2.1)	(4.2)	—	(6.3)
Net Revenue	152.8	68.2	—	221.0
Net Cost of Revenues	66.0	44.7	—	110.7
Operating Expenses	67.5	16.7	20.7	104.9
Operating Income (Loss)	$19.3	$6.8	$(20.7)	$5.4

Depreciation and Amortization	$25.7	$3.7	$—	$29.4
Interest Expense	$—	$—	$17.7	$17.7
Total Assets	$4,071.8	$344.2	$166.5	$4,582.5
Expenditures for Long-lived Assets	$30.2	$2.7	$—	$32.9
(1)
Includes corporate assets, including cash and cash equivalents, current and deferred tax accounts and overhead expenses not allocated to specific business segments, and excludes intersegment transactions.

	Nine months ended February 28, 2026
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$489.2	$176.5	$—	$665.7
Intersegment Revenue	(14.9)	(5.7)	—	(20.6)
Net Revenue	474.3	170.8	—	645.1
Total Cost of Revenues	237.5	106.9	—	344.4
Operating Expenses	196.9	44.9	83.6	325.4
Operating Income (Loss)	$39.9	$19.0	$(83.6)	$(24.7)

Depreciation and Amortization	$78.0	$8.9	$—	$86.9
Interest Expense	$—	$—	$45.8	$45.8
Expenditures for Long-lived Assets	$43.9	$3.4	$—	$47.3

	Nine months ended February 28, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$486.3	$203.3	$—	$689.6
Intersegment Revenue	(10.0)	(10.4)	—	(20.4)
Net Revenue	476.3	192.9	—	669.2
Net Cost of Revenues	210.4	130.3	—	340.7
Operating Expenses (2)	665.5	53.6	59.2	778.3
Operating (Loss) Income	$(399.6)	$9.0	$(59.2)	$(449.8)

Depreciation and Amortization	$77.8	$11.4	$—	$89.2
Interest Expense	$—	$—	$54.5	$54.5
Expenditures for Long-lived Assets	$81.4	$7.1	$—	$88.5

(1)
Excludes intersegment transactions.
(2)
For the nine months ended February 28, 2025, operating expenses include a goodwill impairment charge of $461.4 million.

The following table presents revenue disaggregated by geographic location:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Domestic	$102.3	$115.4	$314.8	$333.5
International	108.9	105.6	330.3	335.7
Total revenue	$211.2	$221.0	$645.1	$669.2

6. GOODWILL

In the second quarter of fiscal year 2025, the Company identified that the impact of integration challenges and end market conditions on the recent overall financial performance of the Food Safety reporting unit represented a triggering event to test goodwill within that reporting unit for impairment as of September 1, 2024. Management utilized a third-party to quantitatively assess its Food Safety reporting unit. Fair value of the reporting unit was estimated based on a combination of an income-based approach, consisting of a discounted cash flows analysis, and a market-based approach, consisting of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of the reporting unit. The inputs to the fair value are defined in the fair value hierarchy as Level 3 inputs. Based on the results of the analysis, the carrying value of the Food Safety reporting unit exceeded its fair value as of September 1, 2024. Accordingly, an impairment charge of $461.4 million was recorded in the second quarter of fiscal year 2025. Differences in the balance sheet change and impairment charge are due to foreign exchange. There were no goodwill impairment charges recorded in the nine months ended February 28, 2026.

7. RESTRUCTURING

We regularly evaluate our business to ensure that we are properly configured and sized based on changing market conditions. Accordingly, we have implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of our operations. In the second quarter of fiscal year 2026, management initiated a restructuring plan to right-size our cost base through a reduction of approximately 10% in global headcount, including both existing and planned positions, as well as additional non-labor cost reductions. As of February 28, 2026, the Company has incurred cumulative restructuring charges of $6.7 million for the fiscal year 2026 restructuring plan. This plan is substantially completed and is expected to be concluded in the fourth quarter of fiscal year 2026. In the second quarter of fiscal year 2025, management initiated a restructuring plan primarily designed to focus the end market exposure and streamline the operations of the Company's global genomics business.

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

Restructuring charges by segment were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Food Safety	$0.1	$0.3	$3.0	$2.0
Animal Safety	—	(0.1)	0.9	6.9
Corporate	0.3	—	3.0	1.2
Total	$0.4	$0.2	$6.9	$10.1

Restructuring activity for the nine months ended February 28, 2026 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2025	$0.8	$—	$0.8
Expense	7.0	(0.1)	6.9
Cash Payments	(6.3)	—	(6.3)
Asset impairments and other	—	0.1	0.1
Balance as of February 28, 2026	$1.5	$—	$1.5

8. LONG-TERM DEBT

Long-term debt consists of the following:

	February 28, 2026	May 31, 2025
Term Loan	$405.0	$450.0
Senior Notes	346.5	350.0
Revolver Facility	48.5	100.0
Finance Lease	—	2.4
Total debt and finance lease	800.0	902.4
Less: Current portion	—	(19.3)
Total non-current debt	800.0	883.1
Less: Unamortized debt issuance costs	(6.7)	(8.3)
Total non-current debt, net	$793.3	$874.8

During the three months ended August 31, 2025, we used the net proceeds from the Cleaners and Disinfectants divestiture to repay a portion of our outstanding debt. We repaid $51.5 million of principal on the Revolving Facility, made $45.0 million of prepayments on the Term Loan, and repurchased $3.5 million of Senior Notes on the open market. The Term Loan prepayment resulted in an extinguishment loss of $0.4 million related to unamortized debt issuance costs.

9. INCOME TAXES

Income tax benefits were $3.3 million and $0.3 million during the three and nine months ended February 28, 2026 compared to income tax expense of $1.2 million during the three months ended February 28, 2025 and income tax benefit of $22.1 million during the nine months ended February 28, 2025. The net tax benefit for the quarter-to-date period was primarily related to pre-tax losses due to acquisition amortization and interest expense.

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. We continue to closely monitor developments and evaluate the impact these new rules will have on its tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, we have included in our income tax for the three and nine months ended February 28, 2026, a forecasted amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives. For the three and nine months ended February 28, 2026, no foreign subsidiary is forecasted to incur a material top-up tax under Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three and nine months ended February 28, 2026.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 28, 2026 and May 31, 2025 were $5.7 million and $3.8 million, respectively. Increases in unrecognized tax benefits are primarily associated with the acquired 3M FSD, including positions for transfer pricing and research and development credits.

10. COMMITMENTS AND CONTINGENCIES

We are involved in environmental remediation and monitoring activities at our Randolph, Wisconsin manufacturing facility. As a result, we accrue for related costs, when such costs are determined to be probable and estimable. We currently utilize a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We recorded $0.1 million within other current liabilities and $0.8 million within other non-current liabilities as of February 28, 2026 and May 31, 2025 in the condensed consolidated balance sheets. These amounts are measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2022, in collaboration with the WDNR, we initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.

Related to our other contingent liabilities, a loss of $0.9 million and $1.4 million was recorded in the third quarter of fiscal year 2026 and 2025, respectively. These contingency losses were driven by an updated valuation of the performance milestone liability for our CAPInnoVet, Inc. transaction.

Additionally, in the third quarter of fiscal year 2026, we determined that we would not meet our minimum volume commitment with a sample collection vendor and, accordingly, we have recorded an estimated loss contingency of $1.9 million for the expected shortfall.

In the third quarter of fiscal year 2025, we reversed a liability of $0.9 million related to a contingent liability that was recorded as part of the Corvium, Inc. transaction. The final milestone payment was not achieved, resulting in a full reversal of the liability.

Finally, in the third quarter of fiscal year 2025, we recorded a gain related to a settlement regarding our prior acquisition of certain fixed assets. The amount of $2.7 million was received in the third quarter of fiscal year 2025. This amount was partially offset by a related fixed asset impairment of $2.1 million, which was due to the asset no longer being in use. The amount was recorded within General and administrative on the condensed consolidated statements of operations within our Food Safety operating segment.

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

Product Recall

On January 28, 2026, the Company initiated a voluntary recall of all unexpired lots of the Company’s Vet HyCoat® Hyaluronate Sodium Sterile Solution (the “Recalled Product”), due to microbial contamination in certain lots of 10 mL/50 mg product vials. The Recalled Product is distributed by the Company, but manufactured by an unaffiliated third-party supplier. The Company received a number of reports of adverse events in horses following intraarticular injections of the Recalled Product, which is inconsistent with its labeled, intended use. To date, the Company has not received reports of adverse events when the Recalled Product is used in a manner consistent with the labeled intended use. While the Company’s investigation into this issue is ongoing, out of an abundance of caution, the 2 mL/20 mg product vials are also being recalled. The recall affects approximately 133,000 unexpired units sold since 2023; though returns will be less due to product use since that time. These units were sold into the US market, Puerto Rico and certain Latin American markets between February 2023 and November 2025. The Company has worked cooperatively with the U.S. Food and Drug Administration (FDA) throughout this process and is offering a full refund to affected customers. As of February 28, 2026, we have recorded a $0.6 million accrual in Other current liabilities, which represents our estimate of the aggregate amount of refunds to be paid to affected customers.

As of the date of this filing, the Company has received several demand letters from parties asserting claims relating to their use of the Recalled Product (the "Product Claims") and is aware of at least one lawsuit related to the Recalled Products, which was filed March 25, 2026. The Company believes it has strong defenses to any claims brought relating to this matter, including the fact that the Company served only as a distributor and was not involved in any way in the manufacture of the Recalled Product. In addition, although the Company’s investigation is ongoing, initial evidence reflects adverse events only when the Recalled Product was used in a manner inconsistent with its labeled, intended use.

Based on information currently available, the Company believes it is probable that it will incur a loss related to the Product Claims. However, given the preliminary nature of the claims received and the uncertainty regarding the number and validity of potential claims, and the range of potential outcomes, the amount or materiality of loss cannot be reasonably estimated. Accordingly, no accrual for loss contingencies related to these Product Claims has been recorded as of the end of the period covered by this report.

The Company will continue to evaluate information as it becomes available and will record an accrual for estimated losses relating to these Product Claims at the time when the amount of loss can reasonably be estimated. At this juncture, the Company does not believe the ultimate resolution of these Product Claims is likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Derivatives Not Designated as Hedging Instruments

We have entered into non-designated foreign currency forward contracts to manage balance sheet foreign currency risk associated with intercompany loans and other foreign currency denominated assets and liabilities. These contracts, classified as Level 2 in the fair value hierarchy are recorded net at fair value on our consolidated balance sheets, and the related gains and losses are recognized in other, net. The notional amount of forward contracts in place was $60.6 and $65.0 million as of February 28, 2026 and May 31, 2025, respectively, and consisted of economic hedges of transactions up to April 2026. These derivatives are not designated as hedging instruments.

Derivatives Designated as Hedging Instruments

We have entered into a receive-variable, pay-fixed interest rate swap agreement with a $200.0 million notional value, which is designated as a cash flow hedge. This cash flow hedge fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 137.5 to 175 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. We expect to reclassify $1.0 million loss of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	February 28, 2026	May 31, 2025
Interest rate swap – current	Other current liabilities	$(1.3)	$(0.4)
Interest rate swap – non-current	Other non-current liabilities	$(0.5)	$(1.3)

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

The carrying amounts of our financial instruments other than cash equivalents, which include accounts receivable and accounts payable, approximate fair value based on either their short maturity or current terms for similar instruments. The fair values of our long-term debt are based on available market information and other observable data and classified within Level 2 of the fair value hierarchy.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025

Accumulated other comprehensive loss, beginning balance	$(25.6)	$(44.7)	$(28.9)	$(30.0)

Foreign currency translation adjustment
Balance at beginning of period	$(24.0)	$(44.0)	$(27.6)	$(31.9)
Other comprehensive gain (loss) before reclassifications	12.9	(2.7)	16.6	(14.8)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.1)	—
Balance at end of period	$(11.1)	$(46.7)	$(11.1)	$(46.7)

Fair value of derivatives changes
Balance at beginning of period	$(1.6)	$(0.7)	$(1.3)	$1.9
Other comprehensive loss before reclassifications	0.1	(0.2)	(0.1)	(1.8)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.1)	—	(1.1)
Balance at end of period	$(1.4)	$(1.0)	$(1.4)	$(1.0)

Accumulated other comprehensive loss, ending balance	$(12.5)	$(47.7)	$(12.5)	$(47.7)

PART I – FINANCIAL INFORMATION

(Dollar amounts in millions)

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

Safe Harbor and Forward-Looking Statements

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q, including statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; and our ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause Neogen’s results to differ materially from those indicated by such forward-looking statements, including many factors beyond our control. Factors that could cause actual results to differ from those contained within forward-looking statements include (without limitation) risks related to the integration of the 3M Food Safety business and the performance of acquired or transitioned businesses and technologies; execution risks associated with our manufacturing transitions (including Petrifilm) and related product qualifications, duplicate manufacturing costs, and ramp‑up activities; dependence on and qualification of third‑party suppliers, logistics partners and package delivery services, and the impact of disruptions or pricing increases; the timing, terms and outcome of portfolio actions (including the announced divestiture of the genomics business) and satisfaction of closing conditions; our ability to realize expected cost savings, transformation initiatives and operational efficiencies on the anticipated timelines; changes in customer demand, competitive dynamics, market acceptance and pricing; regulatory, legal, tax and trade developments (including tariffs, export/import restrictions, sanctions and other trade controls); risks associated with international operations and expansion into new geographies; cybersecurity incidents, data privacy or other systems failures or disruptions; currency fluctuations, inflation, interest rates and broader macroeconomic conditions; availability and cost of raw materials and other inputs; our ability to develop, launch and protect new products and intellectual property and to avoid third‑party claims; our reputation and relationships with customers and distributors, including the risk of customer loss; our ability to attract, retain and develop key personnel; compliance with anti‑bribery, anti-corruption and other compliance obligations; our substantial indebtedness and access to capital markets; outcomes of litigation and other legal or regulatory proceedings; changes in domestic and foreign laws and regulations, tax audits and changes in tax legislation; deterioration in profitability or cash flows and potential asset impairments; and other risks described under “Risk Factors” in our most recent Annual Report on Form 10‑K and in subsequent Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, as filed with the U.S. Securities and Exchange Commission.

In addition, any forward-looking statements represent management’s views only as of the date this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. Except to the extent legally required to do so, we specifically disclaim any obligation to update forward-looking statements, even if our views change.

Trends and Uncertainties

In recent years, input cost inflation, including increases in certain raw materials, negatively impacted operating results. Although the rate of inflation has eased, we continued to face economic headwinds, including softening consumer demand, elevated interest rates, and ongoing geopolitical tensions in certain regions, such as eastern Europe and the Middle East.

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

Beginning in the first half of fiscal year 2024, we implemented a new enterprise resource planning system and exited our transition service agreements with 3M, which led to certain shipment delays and an elevated backlog of open orders, specifically in the Food Safety segment. At the conclusion of fiscal year 2024, order fulfillment issues were largely resolved, however, the impact of lost market share stemming from these fulfillment issues continued in fiscal year 2025. Also, in fiscal years 2025 and 2026, we experienced an elevated amount of inventory write-offs, due, in part, to expiration of certain inventory held at our international locations stemming from supply chain and distribution challenges in fiscal year 2024. Further, in fiscal year 2025, we experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. In the second half of fiscal year 2025, production increased to the prior normal levels, but with significant production inefficiencies. These production inefficiencies have continued throughout fiscal year 2026, albeit with continued improvement in each successive quarter. Continued improvement is expected for the remainder of the current fiscal year.

With a change in administration in fiscal year 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These have increased, and may continue to increase our costs on materials imported into the U.S. and have also increased costs and negatively impacted sales from our international locations, which primarily sell U.S. manufactured products.

Within the Food Safety industry, the end market generally continues to experience a lower level of food production, largely due to the cumulative effect of the significant recent inflation, particularly in food prices. However, there have been signs of sequential improvement from prior quarters and expectations for growth in calendar year 2026. As a result, we expect steadily increasing growth rates in this market. Within Animal Safety, the end market has remained near cyclical lows. Because of our extensive and longstanding partnerships in the distribution channels, we are optimistic about potential future revenue growth in the segment, particularly as a result of our commercial teams leveraging these partnerships. However, in the third quarter of fiscal year 2026, we encountered a number of third-party supplier quality and manufacturing issues that detrimentally impacted the revenue in our Animal Safety segment. Some of these issues are related to manufacturing transitions at our suppliers associated with global tariffs. The Company has implemented a new, more rigorous, supplier qualification and quality program to address these challenges. It is anticipated that there will be continued impact into the beginning of fiscal year 2027 associated with these issues.

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

On March 2, 2026, we announced that we had entered into a definitive agreement to sell our Genomics business to Zoetis Inc. The transaction is subject to customary closing conditions and regulatory approvals. The Company expects the transaction to close by the end of the first half of its fiscal year 2027.

We continue to evaluate the nature and extent of these issues and their impact on our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us in fiscal year 2026.

Executive Overview

	Three months ended February 28,			Nine months ended February 28,
	2026	2025	Change	2026	2025	Change
Total Revenues	$211.2	$221.0	$(9.8)	$645.1	$669.2	$(24.1)
Cost of Revenues	112.2	110.7	1.5	344.4	340.7	3.7
Gross Profit	99.0	110.3	(11.3)	300.7	328.5	(27.8)
Operating Expenses
Sales and marketing	38.2	44.6	(6.4)	125.5	136.9	(11.4)
General and administrative	60.3	55.8	4.5	186.4	165.2	21.2
Goodwill Impairment	—	—	—	—	461.4	(461.4)
Research and development	3.8	4.5	(0.7)	13.5	14.8	(1.3)
Total Operating Expenses	102.3	104.9	(2.6)	325.4	778.3	(452.9)
Operating Loss (Income)	(3.3)	5.4	(8.7)	(24.7)	(449.8)	425.1
Other (Expense) Income
Interest expense, net	(13.9)	(17.0)	3.1	(43.7)	(52.0)	8.3
Gain on sale of business	—	—	—	76.4	—	76.4
Other, net	(3.1)	1.9	(5.0)	(4.9)	(0.1)	(4.8)
Total Other (Expense) Income	(17.0)	(15.1)	(1.9)	27.8	(52.1)	79.9
(Loss) Income Before Taxes	(20.3)	(9.7)	(10.6)	3.1	(501.9)	505.0
Income Tax (Benefit) Expense	(3.3)	1.2	(4.5)	(0.3)	(22.1)	21.8
Net (Loss) Income	$(17.0)	$(10.9)	$(6.1)	$3.4	$(479.8)	$483.2

Results of Operations

Revenues

Revenue decreased $9.8 million during the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease includes a $16.4 million unfavorable impact due to divestitures and discontinued product lines, primarily from the divestiture of our Cleaners and Disinfectants business. This decrease was offset by a $6.6 million favorable foreign exchange rate impact and nominal growth in the business. The growth in the business was driven primarily by higher sales of indicators, pathogen detection, and sample collection products. These increases were offset by lower sales of animal care products.

Revenue decreased $24.1 million during the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025. The decrease included a $41.5 million unfavorable impact due to divestitures and discontinued product lines, primarily from the divestiture of our Cleaners and Disinfectants business. This decrease was offset by a $9.8 million favorable foreign exchange rate impact and $7.6 million growth in the business. The increase in the business was driven by continued strength in sample collection and pathogen. These increases were partially offset by declines in the veterinary instruments product line.

Service Revenue

Service revenue, which consists primarily of genomics services provided to production and companion animal markets, was $25.0 million and $75.7 million during the three and nine months ended February 28, 2026 and $24.5 million and $72.6 million during the three and nine months ended February 28, 2025. The increase in both comparable periods is primarily driven by higher genomics revenue in bovine and integrated protein markets, partially offset by a decline in companion animal markets.

International Revenue

International sales were $108.9 million and $330.3 million during the three and nine months ended February 28, 2026 compared to $105.6 million and $335.7 million during the three and nine months ended February 28, 2025, respectively. The increase during the three months ended February 28, 2026 was primarily driven by increases in countries within Europe and favorable foreign exchange rate impact, partially offset by a decline in the divested Cleaners and Disinfectants sales. The decrease during the nine months ended February 28, 2026 was primarily due to the divestiture of our Cleaners and Disinfectants business.

Gross Margin

Gross margin was 46.9% and 46.6% during the three and nine months ended February 28, 2026, compared to 49.9% and 49.1% during the three and nine months ended February 28, 2025, respectively. The decrease in margin was primarily due to volume decreases, higher inventory write-offs, and duplicative costs as we prepare to manufacture Petrifilm products internally. These decreases were partially offset by price increases and favorable foreign currency exchange impacts.

Sales and Marketing

Sales and marketing expenses were $38.2 million and $125.5 million during the three and nine months ended February 28, 2026, compared to $44.6 million and $136.9 million during the three and nine months ended February 28, 2025, respectively. The decrease in both comparable periods was primarily due to lower outbound shipping costs, lower bad debt expenses, reduced costs associated with the divested Cleaners and Disinfectants business, and lower compensation costs associated with headcount reductions, partially offset by increased restructuring costs.

General and Administrative

General and administrative expenses were $60.3 million and $186.4 million during the three and nine months ended February 28, 2026, compared to $55.8 million and $165.2 million during the three and nine months ended February 28, 2025, respectively. The increase in both comparable periods was primarily driven by investments in transformation initiatives, transaction costs, and compensation related costs, partially offset by reduced costs associated with the divested Cleaners and Disinfectants business and professional service expenses.

General and administrative expenses include amortization expenses relating to definite-lived intangible assets of $22.8 million and $68.7 million during the three and nine months ended February 28, 2026, compared to $23.3 million and $70.4 million during the three and nine months ended February 28, 2025, respectively. The decline in both comparable periods was due to our divested Cleaners and Disinfectants business. Estimated amortization expense for fiscal year 2026 through 2030 is expected to be in the range of approximately $89.0 million to $93.0 million.

Research and Development

Research and development expenses were $3.8 million and $13.5 million during the three and nine months ended February 28, 2026, compared to $4.5 million and $14.8 million during the three and nine months ended February 28, 2025, respectively. The decrease during both comparable periods is primarily the result of lower contracted services and employee costs resulting from restructuring initiatives, offset by increased transformation costs.

Other Income/Expense

Other expense was $17.0 million for the three months ended February 28, 2026 and other income was $27.8 million during the nine months ended February 28, 2026, compared to $15.1 million and $52.1 million of other expenses during the three and nine months ended February 28, 2025, respectively. The increase in other expenses in the quarter-to-date period was primarily driven by higher foreign currency translation losses, partially offset by lower interest costs, as a result of our Term Loan refinancing in April 2025 and lower amounts of outstanding debt. The income in the current year-to-date period was primarily driven by a $76.4 million gain recognized on the sale of our Cleaners and Disinfectants business.

Provision for Income Taxes

Income tax benefit was $3.3 million and $0.3 million during the three and nine months ended February 28, 2026 compared to income tax expense of $1.2 million during the three months ended February 28, 2025 and income tax benefit of $22.1 million during the nine months ended February 28, 2025. The net tax benefit for the quarter-to-date period was primarily related to pre-tax losses due to acquisition amortization and interest expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the three and nine months ended February 28, 2026.

Segment Results of Operations

	Three months ended February 28,
	2026	2025	Change	% Change
Food Safety Revenue	$156.7	$152.8	$3.9	2.6%
Animal Safety Revenue	54.5	68.2	(13.7)	(20.1)%
Total Revenues	211.2	221.0	(9.8)	(4.4)%

Food Safety Operating Income (Loss)	16.3	19.3	(3.0)	(15.5)%
Animal Safety Operating Income (Loss)	5.7	6.8	(1.1)	(16.2)%
Segment Operating Income (Loss)	22.0	26.1	(4.1)	(15.7)%
Corporate	(25.3)	(20.7)	(4.6)	22.2%
Operating Loss (Income)	$(3.3)	$5.4	$(8.7)	(161.1)%

	Nine months ended February 28,
	2026	2025	Change	% Change
Food Safety Revenue	$474.3	$476.3	$(2.0)	(0.4)%
Animal Safety Revenue	170.8	192.9	(22.1)	(11.5)%
Total Revenues	645.1	669.2	(24.1)	(3.6)%

Food Safety Operating Income (Loss)	39.9	(399.6)	439.5	(110.0)%
Animal Safety Operating Income	19.0	9.0	10.0	111.1%
Segment Operating Income (Loss)	58.9	(390.6)	449.5	(115.1)%
Corporate	(83.6)	(59.2)	(24.4)	41.2%
Operating Loss	$(24.7)	$(449.8)	$425.1	(94.5)%

Revenues

Revenue for the Food Safety segment increased $3.9 million during the three months ended February 28, 2026, compared to the three months ended February 28, 2025. The increase was driven by $6.1 million of growth in the business and a $6.2 million favorable currency impact. Business growth was led by pathogens detection products, indicator sales and improvements in sample collection products, partially offset by a decline in sales of food quality products. These gains were offset by an $8.4 million decline resulting primarily from the divestiture of our Cleaners and Disinfectants business.

Revenue for the Food Safety segment decreased $2.0 million during the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. The decrease was primarily due to $21.7 million associated with the divestiture of the Cleaners and Disinfectants business, partially offset by a $9.6 million favorable currency impact and $10.1 million of growth in the business. The growth in the business was driven by sales in pathogen detection, indicators and sample collection product lines, partially offset by a decline in sales of natural toxins test kits and food quality products.

Revenue for the Animal Safety segment decreased $13.7 million during the three months ended February 28, 2026, compared to the three months ended February 28, 2025. The decrease was due to $8.2 million of divestitures and discontinued products primarily from the divestiture of our Cleaners and Disinfectants business and a $5.9 million decline in the business. These decreases were partially offset by a $0.4 million favorable foreign currency impact. The decline in the business was primarily related to lower sales of insect and rodent control and genomics product lines.

Revenue for the Animal Safety segment decreased $22.1 million during the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. The decrease was primarily due to $19.7 million of divestitures and discontinued products and a $2.5 million decline in the business. These decreases were partially offset by a $0.1 million favorable currency impact. The decline in the business was driven by lower rodent control and veterinary instrument sales, which have been impacted by tariffs and supply constraints. These decreases were partially offset by higher genomics sales.

Operating Income

Operating income for the Food Safety segment decreased $3.0 million during the three months ended February 28, 2026, compared to the three months ended February 28, 2025. The decrease was primarily driven by duplicative Petrifilm costs and sample collection manufacturing inefficiencies.

Operating income for the Food Safety segment increased $439.5 million during the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. Excluding the $461.4 million goodwill impairment recorded in the prior year, operating income decline during the comparable period. This was primarily driven by lower sales volumes following the divestiture of our Cleaners and Disinfectants business, as well as duplicative Petrifilm costs and sample collection manufacturing inefficiencies, partially offset by the cost reductions initiated in the second quarter.

Operating income for the Animal Safety segment decreased $1.1 million during the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease was primarily due to lower sales volumes following the divestiture of our Cleaners and Disinfectants business. These decreases were partially offset by lower operating costs in the current period, which is the result of both the prior quarter restructuring actions and those incurred for the genomics business in the prior year period.

Operating income for the Animal Safety segment increased $10.0 million during nine months ended February 28, 2026 compared to the nine months ended February 28, 2025. The increase was primarily due to lower operating costs in the current year, which is the result of the prior year's restructuring actions incurred for the genomics business.

The increased corporate expense during each comparable period is related to increases in compliance and transformation initiatives, restructuring expense and certain corporate development initiatives. These increases are partially offset by lower equity-based compensation expense.

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

As of February 28, 2026, we had cash and cash equivalents of $159.9 million. The Company has irrevocable standby letters of credit in an amount of $3.2 million. As of February 28, 2026, no amount has been drawn. The standby letters of credit reduced our borrowing available under our revolving line of credit to 198.3 million as of February 28, 2026.

There are no additional required principal payments for the Term Loan until the second quarter of fiscal year 2028. Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of February 28, 2026, we are in compliance with all financial covenants under the Credit Facilities.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2026 is approximately $50.0 million. This includes approximately $35.0 million in capital expenditures related to the integration of the acquired 3M FSD products, the most significant portion of which is related to our new manufacturing facility in Lansing, Michigan.

Cash Flows

	Nine months ended February 28,
	2026	2025	Change
Net Cash provided by Operating Activities	$53.0	$41.8	$11.2
Net Cash provided by (used for) Investing Activities	$74.5	$(83.3)	$157.8
Net Cash (used for) provided by Financing Activities	$(99.1)	$0.5	$(99.6)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased $11.2 million during the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025. The increase is primarily due to improvement in working capital primarily associated with inventory and accounts payable, and to a lesser extent, accounts receivable. Inventory reductions reflect management’s focus on enhancing operational efficiency and inventory management. This increase is partially offset by a decrease in operating income.

Net Cash provided by (used for) Investing Activities

Cash provided by investing activities increased $157.8 million during the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. The increase was primarily the result of cash proceeds received from the sale of our Cleaners and Disinfectants business of $121.7 million and a decrease in capital expenditures compared to the prior-year period, as our new Lansing production facility nears completion.

Net Cash (used for) provided by Financing Activities

Cash used for financing activities increased $99.6 million during the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025. The increase was due to the debt repayments made with proceeds from the sale of our Cleaners and Disinfectants business.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As discussed in Item 9A “Controls and Procedures” in our 2025 Annual Report on Form 10-K, we identified material weaknesses related to the control activities and information and communication components established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) as of May 31, 2025.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this form 10-Q, our President & Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2026 due to the existence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

Other than with respect to the remediation efforts in connection with the material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2026, we granted equity awards to a newly-hired executive officer, consisting of options to purchase an aggregate of 309,781 shares of common stock at an exercise price of $7.26 per share, with three-year ratable vesting; 68,871 restricted stock units, with a three-year vesting period; and 51,653 performance share units, which are earnable over a three-year performance period.

On January 7, 2026, we granted equity awards to a newly-hired executive officer, consisting of options to purchase an aggregate of 261,210 shares of common stock at an exercise price of $7.38 per share, with three-year ratable vesting; 50,813 restricted stock units, with a three-year vesting period; and 50,813 performance share units, which are earnable over a three-year performance period.

Each of the awards described above was granted as an inducement award in connection with the hiring of the executives. The grants of these equity awards were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering.

In October 2018, our Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of our common stock. The program does not have any scheduled expiration date. As of February 28, 2026, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended February 28, 2026:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 2025	—	—	—	5,900,000
January 2026	—	—	—	5,900,000
February 2026	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

During the quarterly period ended February 28, 2026, no director or officer (as defined in SEC Rule 16a-1(f)) of our Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Dated: April 9, 2026

/s/ Mikhael Nassif
Mikhael Nassif
President & Chief Executive Officer
(Principal Executive Officer)

Dated: April 9, 2026

/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal Financial Officer)