Form 10-K
period 2026-05-31
NEOGEN CORP
filed 2026-07-30
CIK 711377

CyA

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2026

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

Based on the closing sale price on November 30, 2025 the aggregate market value of the voting stock held by non-affiliates of the registrant was 972,141,875. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of outstanding shares of the registrant’s Common Stock was 218,056,016 on June 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be prepared pursuant to Regulation 14a and filed in connection with solicitation of proxies for its October 1, 2026 annual meeting of shareholders are incorporated by reference into part III of the Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; our ability to utilize certain inventory; and the pending divestiture of the Genomics business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause Neogen’s results to differ materially from those indicated by such forward-looking statements, including many factors beyond our control. Factors that could cause actual results to differ from those contained within forward-looking statements include (without limitation) the continued integration of the 3M food safety business and the realization of the expected benefits from that acquisition; the relationship with and performance of our transition manufacturing partner; our ability to maintain effective internal control over financial reporting; tariffs and trade policy changes; pending divestitures and the realization of related expected benefits; competition; recruitment and retention of key employees; impact of weather on agriculture and food production; global business disruption caused by the Russia invasion in Ukraine and related sanctions and the conflict in the Middle East; identification and integration of acquisitions; research and development risks; intellectual property protection; increasing and developing government regulation; and other risks detailed in item 1A. RISK FACTORS in this Form 10-K and from time to time in the Company’s reports on file at the Securities and Exchange Commission (SEC), that could cause Neogen Corporation’s results to differ materially from those indicated by such forward-looking statements.

In addition, any forward-looking statements represent management’s views only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While management may elect to update forward-looking statements at some point in the future, it specifically disclaims any obligation to do so, even if its views change, unless required by law.

As used in this Annual Report on Form 10-K, the terms “Neogen,” “the Company,” “we,” “us,” and “our” refer to Neogen Corporation and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.

PART I

(Dollar amounts in millions)

ITEM 1. BUSINESS

Neogen Corporation and its subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food and animal feed producers and processors to preserve the safety and quality of food to prevent contamination and foodborne illnesses such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, and ruminant by-products. These products also ensure the general hygiene of the food manufacturing environment. We also have products to determine food quality and nutritional components. The majority of the test kits are consumables, single-use culture, immunoassay and nucleic acid detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our line of food safety services also includes advanced software systems that help testers objectively analyze, store and identify emerging issues from their results from multiple locations over extended periods.

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace testing and human forensic markets. In July 2025, the Company divested its global Cleaners and Disinfectants business. See Note 4. "Assets Held for Sale and Divestiture" to the consolidated financial statements for further discussion.

Neogen’s products are marketed by our sales personnel and distributors throughout the world. Our mission is to be the leading company in fueling a brighter future for global food and animal safety and security. To meet this mission, a growth strategy consisting of the following elements has been developed: (i) increasing sales of existing products; (ii) introducing innovative products and services; (iii) growing international sales; and (iv) acquiring businesses and forming strategic alliances. We have been historically successful at increasing product sales organically, including international growth, and maintain an active business development program to identify and capitalize on opportunities to acquire new products, businesses or technology.

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

Food Safety Segment

Neogen’s Food Safety segment is primarily engaged in the manufacturing and marketing of diagnostic solutions, test kits, consumables, and complementary products sold to food and feed producers, processors, laboratories, and regulatory agencies. These solutions are designed to help detect, monitor, and manage food safety and quality risks, including foodborne pathogens, spoilage organisms, natural toxins, food allergens, and environmental sanitation indicators, as well as certain food quality and nutritional components. Neogen’s food safety solutions are used by customers ranging from small, local agricultural operations to large, multinational food and feed processors, as well as governmental and regulatory organizations. In addition to detecting contaminants, certain solutions are used to measure beneficial food components, such as dietary fiber and carbohydrates.

Neogen’s Food Safety products include tests and solutions within the following primary categories:

Natural Toxins & Allergens. Neogen’s natural toxins solutions are used across the milling and grain industry, including producers, laboratories, inspection agencies, and food and feed producers of all types and sizes. These products are used to detect the presence of mycotoxins in food and animal feed to support product safety and quality. This portfolio also includes tests to detect histamine, a natural toxin associated with the decomposition of certain fish species.

Neogen’s allergen detection solutions are used across the food and beverage industry, including manufacturers, laboratories, research organizations, and other food handling organizations. Food allergen test kits are designed to help customers monitor and manage inadvertent allergen contamination and support accurate product labeling. These solutions include tests for allergens such as peanut, milk, egg, almond, gliadin (gluten), soy, and hazelnut residues, among others.

Bacterial and General Sanitation. Neogen provides rapid testing tools designed to support general sanitation and hygiene monitoring. These products are used to detect adenosine triphosphate (ATP), a compound found in all living cells, as an indicator of surface cleanliness following sanitation procedures. These solutions are used by customers worldwide, including food and beverage processors, food service operators, healthcare facilities, and other industries where hygiene verification is required.

Neogen’s microbial detection solutions are used by meat and poultry processors, ready‑to‑eat food manufacturers, fruit and vegetable producers, and a variety of other market segments to detect foodborne bacteria. These are used to test for organisms such as E. coli (including O157:H7), Salmonella, Listeria species, Listeria monocytogenes, Cronobacter, and Campylobacter.

The Molecular Detection System (MDS) is a pathogen detection system that uses loop-mediated isothermal amplification (LAMP) to exponentially amplify bacterial DNA in food and environmental samples, enabling faster access to presumptive results through shorter run times compared to other molecular detection methods. Reveal® products use lateral flow immunoassay technology combined with chromatography to provide single‑step qualitative test results.

Indicator Testing, Culture Media & Other. Neogen offers culture media and prepared media used for a variety of applications, including traditional bacterial testing and the growth of beneficial microorganisms, such as cultures used in food and beverage production. Petrifilm® standard and rapid plates are all‑in‑one plating systems used for the detection and enumeration of various microorganisms. Customers for these products include food manufacturers and processors, commercial and research laboratories, and producers in the pharmaceutical, cosmetic, veterinary vaccine, nutraceutical, and personal care industries.

Neogen also offers products for microbial analysis of water used in the food and beverage industry. The Soleris® system is used in the nutraceutical, personal care and cosmetic industry, as well as food processors to detect spoilage organisms, such as yeasts and molds, and other microbiological contamination in a variety of products. To complement these offerings, Neogen Sample Collection solutions provide products designed to support environmental monitoring, food sample preparation, transport, and consistency of sample handling.

Neogen’s food safety data and risk management software‑as‑a‑service offering, Neogen Analytics, is designed to aggregate and track data generated from environmental monitoring, product testing, and sanitation verification activities. The software is intended to increase visibility into food safety testing results, support trend analysis, and help customers make informed decisions related to food safety and regulatory compliance. Neogen Analytics supports data aggregation and digital workflow applications and may be used alongside certain Neogen instruments and testing platforms, including Petrifilm® Plate Reader Advanced, in certain geographies.

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

ANIMAL SAFETY SEGMENT

Neogen’s Animal Safety segment encompasses a broad portfolio of products and services aimed at enhancing animal health, agricultural biosecurity, and genetic progress. These offerings span life sciences, veterinary instruments and disposables, animal care solutions, rodent and insect control, and advanced genomic services. The segment supports livestock producers, veterinarians, researchers, and companion animal owners globally.

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

Animal Care. Neogen’s NeogenVet product line delivers a comprehensive range of innovative and high-quality solutions for the veterinary market. Among its offerings are digestive aids and nutritional supplements such as PanaKare, which serves as a pancreatic enzyme replacement therapy; Natural Vitamin E-AD, designed to address vitamin deficiencies in swine, cattle, and sheep; and RenaKare, which supports potassium levels in cats and dogs. The company also markets Uniprim, a broad-spectrum veterinary antibiotic, and offers companion animal parasiticides under the Provecta brand. In equine health, Neogen provides BotVax B, the only USDA-approved vaccine for the prevention of Type B botulism, commonly known as Shaker Foal Syndrome. To support immune function, EqStim has proven to be a safe and effective immunostimulant for treating bacterial and viral respiratory infections in horses, while ImmunoRegulin is used in dogs to assist in managing pyoderma, a type of bacterial skin inflammation.

Rodent Control & Insect Control. Neogen offers a comprehensive line of rodent and insect control products that play a critical role in biosecurity and disease prevention across animal production operations. Its rodent control solutions, sold under brand names such as Ramik, CyKill, and Havoc, incorporate a variety of active ingredients including diphacinone, bromethalin, brodifacoum, and zinc phosphide. These ingredients are blended with food-grade components to ensure high palatability and effectiveness. The company also addresses insect control with its Prozap brand, designed for large animal production including cattle and equine facilities. For professional pest control, the SureKill line offers broad-spectrum insecticide solutions, while StandGuard is specifically used in beef cattle for the control of horn flies and lice.

Genomics Services. Neogen operates six genomics labs offering DNA genotyping, sequencing, and trait analysis for livestock and companion animals. Our bioinformatics database supports genetic improvement in animal performance. Clients include breed registries, researchers, and producers across multiple species.

On March 2, 2026, Neogen Corporation announced that it had entered into a definitive agreement to sell its Genomics business to Zoetis Inc. for $160.0 million. The transaction is subject to customary closing conditions and regulatory approvals, and the parties continue to work toward a closing by the end of the first half of fiscal year 2027. In July 2026, the Australian Competition and Consumer Commission (ACCC) and the New Zealand Commerce Commission (NZCC) each announced that they are moving their respective reviews of the Company’s proposed genomics divestiture into the second phase of review. The Company will continue to cooperate with the ACCC and the NZCC as they complete their respective review processes.

GENERAL SALES AND MARKETING

Within our Food Safety and Animal Safety segments, our sales efforts are generally organized by specific markets, and/or geography. As of May 31, 2026, a total of 817 employees were assigned to sales and marketing functions.

DOMESTIC SALES AND MARKETING

FOOD SAFETY

To reach each customer and prospect with expertise and experience, Neogen has a staff of specialized food safety sales and technical service representatives assigned to specific markets or geographies. This staff sells our products directly to distributors and end users while providing technical support issues that arise with customers.

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

UK, Europe, Middle East, Africa and India: U.K. Neogen Ireland Ltd, headquartered in Bray, Ireland, sells products and services to our network of customers and distributors throughout Europe, the Middle East and Africa. Customers in the U.K., France, Germany, Italy, the Netherlands, United Arab Emirates (U.A.E.) and India are served by our employees. In other countries, customers are generally served by distributors managed by Neogen Europe & Neogen Ireland personnel.

Neogen Europe management is also responsible for various other manufacturing operations and service providers, including Neogen Ireland, Ltd., Neogen Italia, and Megazyme, Ltd. Neogen Europe has an additional manufacturing location in Heywood, England, which manufactures culture media supplements and microbiology technologies. Neogen Food Safety UK Ltd is a manufacturing site based in Bridgend, Wales.

Mexico, Central and South America: Neogen maintains offices and distribution facilities in Mexico, Guatemala, Brazil, Argentina, Chile, Uruguay and Colombia. Combined, the businesses distribute Neogen’s products and offer genomics services throughout Latin America to distributors and end customers.

Neogen do Brasil, headquartered in Indaiatuba, Brazil, distributes food safety products. Rogama, located in Pindamonhangaba, Brazil operates a genomics testing laboratory (formerly Deoxi) and develops, manufactures, and markets rodent and insect control products. Rogama offers registered pest control products to Brazil's agronomic, professional, and retail markets.

Asia Pacific: Neogen maintains offices in Japan, Korea, Thailand, China, Philippines, and Australia. Combined, the businesses distribute Neogen’s products throughout the Asia Pacific region to distributors and end customers.

Our Chinese subsidiary, located in Shanghai, also operates a genomics testing laboratory, focusing on swine, dairy and beef cattle markets. Neogen’s Australasia subsidiary also operates a genomics testing laboratory, focusing on sheep and cattle markets in Australia and New Zealand.

Neogen Canada: This business operates a genomics testing laboratory in Edmonton, Alberta. Neogen also has a food safety-focused training laboratory, instrument service center and commercial office in London, Ontario.

Other distributor partners: Outside of our physical locations, Neogen uses our own sales managers in both the Food Safety and Animal Safety segments to work closely with and coordinate the efforts of a network of distributors in more than 100 countries. The distributors provide local training and technical support, perform market research and promote Company products within designated countries around the world.

Sales to customers outside the U.S. accounted for 51.2%, 50.2%, and 49.7% of our total revenues for fiscal years ended May 31, 2026, 2025 and 2024, respectively. No individual foreign country contributed 10% or more of our total revenues for those same periods.

RESEARCH AND DEVELOPMENT

Neogen has a commitment to its research and development activities. Our product development efforts are focused on the development and commercialization of innovative new products that advance our business strategy and on the enhancement of existing products. As of May 31, 2026, we employed 89 scientists and support staff in our worldwide research and development group, including immunologists, chemists, geneticists, engineers and microbiologists. Management currently expects our future research and development expenditure to approximate 2% to 5% of total revenues annually. The research and development team continues to align with subject matter experts in academia, industry and regulatory agencies for advancing innovative scientific solutions to benefit the Food Safety and Animal Safety sectors.

Neogen has ongoing development projects for several new and improved diagnostic tests and other complementary products for both the Food Safety and Animal Safety markets. Management expects that a number of these products will be commercially available at various times during fiscal years 2027 and 2028.

Certain technologies used in some products manufactured and marketed by Neogen were acquired from or developed in collaboration with partners, independent scientists, governmental agencies, universities and other third parties. We have entered into agreements with these parties that provide for the payment of royalties based on sales of products that use the pertinent licensed technology. Royalties under these agreements, expensed to sales and marketing, amounted to $1.9 million, $1.6 million, and $3.3 million in fiscal years 2026, 2025, and 2024, respectively.

PROPRIETARY PROTECTION AND APPROVALS

Neogen uses a variety of intellectual property approaches to protect the competitive position of its offerings, including the use of patents, trademarks, trade secrets, proprietary and confidential know-how, as well as branding and trademarks. Patent and trademark registration applications are submitted whenever appropriate. From its inception, Neogen has acquired and been granted numerous patents and trademark registrations and has numerous pending patents and trademark applications. Neogen’s patent portfolio includes approximately 157 U.S. patents, 445 patents in countries outside of the U.S., and 102 pending patent applications globally. Neogen’s trademark estate includes approximately 84 trademark registrations within the U.S. and 449 trademark registrations in countries outside of the U.S.

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

PRODUCTION AND SUPPLY

Neogen manufactures products in the U.S., the U.K., Ireland and Brazil and provides genomics services in the U.S., Scotland, Brazil, Australia, China and Canada. As of May 31, 2026, there were approximately 1,257 full-time employees assigned to manufacturing operations and providing services in these locations, operating on multiple shift schedules, with occasional 24/7 production during high-demand periods. We believe that we are on track to manufacture sellable Petrifilm product and begin our planned multi-quarter manufacturing transition of Petrifilm to our Lansing manufacturing site beginning in fiscal year 2027. Operational and performance qualification testing has taken place throughout fiscal year 2026. Future demand increases could be accommodated by adding shifts. Management believes we could increase the current output of our primary product lines by using the current space available. However, to do so would require investment in additional equipment and personnel.

Food safety diagnostics. Manufacturing of diagnostic tests for the detection of natural toxins, pathogens, food allergens and spoilage organisms, final kit assembly, quality assurance and shipping take place at our facilities in Michigan and Kentucky. Proprietary monoclonal and polyclonal antibodies for Neogen’s diagnostic kits are purified on a regular schedule in our protein chemistry laboratories in Lansing, Michigan. Generally, the shipment of diagnostic test kits to customers in Europe is performed from a third-party facility in the Netherlands. Many of the Company’s food safety diagnostic instruments and readers are produced by third-party vendors to our specifications and then shipped to customers. Culture media products are manufactured in an ISO-approved facility in Lansing and in Heywood, England. Products are blended following strict formulations or custom blended to customer specifications and shipped to customers from the U.S. and the Netherlands. The Heywood location produces prepared media plates, sterile liquid media, and other related products in ready-to-use format for food testing laboratories across the U.K. and Western Europe. Food quality and nutritional analysis test kits and supporting reagents like purified enzymes are manufactured at Megazyme in Bray, Ireland. Our Clean-Trace sanitation monitoring product line using ATP as an indicator of sanitation is manufactured in Wales. Sample collection products are produced in our Lexington, Kentucky facility. Molecular diagnostics products that detect harmful pathogens by amplifying genetic material are made in a Lansing, Michigan facility. Other former 3M Food Safety Division ("FSD") products such as Petrifilm product line are currently manufactured within 3M plants in the U.S. and Poland.

Animal health products. Manufacturing of animal health products, pharmacological diagnostic test kits, and test kits for drug residues take place in our FDA-registered facilities in Lexington, Kentucky. In general, manufacturing operations include reagent manufacturing, quality assurance, final kit assembly and packaging which are performed by Neogen personnel. Certain animal health products and veterinary instruments that are purchased finished or are toll manufactured by third-party vendors are warehoused and shipped from our Kentucky facilities. Some veterinary instruments are produced in our facilities in Lansing and are then shipped to Kentucky for distribution to customers. Manufacturing of devices used for animal injections, topical applications and oral administration occurs in Kenansville, North Carolina.

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

Agricultural genomics services. Neogen offers agricultural genomics laboratory services and bioinformatics at our locations in the U.S., Scotland, Brazil, Australia, China and Canada. Through our laboratory services and bioinformatics (primarily in beef and dairy cattle, pigs, sheep, poultry, horses and dogs), Neogen Genomics allows our customers to accelerate genetic improvement efforts, as well as identify economically important diseases.

Rodent and insect control products. Neogen manufactures rodent and insect control products at its facilities in Wisconsin, Iowa and Brazil. Neogen purchases component parts and raw materials from many suppliers. Strategic review is conducted regularly to consolidate and maintain critical sources of supply to sustain volume discounts and we believe we have identified acceptable alternative suppliers for some of our key components and raw materials where it is economically feasible to do so. There can be no assurance that we would avoid a disruption of supply in the event a supplier discontinues shipment of raw materials or semi-finished products.

COMPETITION

While competitors differ across individual markets, we are not aware of any single competitor that is pursuing Neogen’s fundamental strategy of developing and marketing a broad line of products, ranging from disposable tests and culture media to veterinary pharmaceuticals and instruments for a large number of food safety and animal safety concerns. For each of our individual products or product lines, we face intense competition from companies ranging from small businesses to divisions of large multinational companies. Some of these organizations have substantially greater financial resources than Neogen. We compete primarily on the basis of ease of use, speed, accuracy, and other performance characteristics of our products. The breadth of our product line, the effectiveness of our sales and customer service organizations, and pricing also are components in management’s competitive strategy.

Future competition may become even more intense and could result from the development of new technologies, which could affect the marketability and profitability of Neogen’s products. Our competitive position also depends on our ability to continue to develop proprietary products, attract and retain qualified scientists and other personnel, develop and implement production and marketing plans and protect the intellectual property for new products. Additionally, we must continue to generate or have access to adequate capital resources to execute our strategy.

FOOD SAFETY:

With a large professional sales organization offering a comprehensive catalog of food safety solutions, management believes that we maintain a general advantage over competitors offering only limited product lines. In most cases, Neogen sales and technical service personnel can offer unique insight into a customer’s numerous safety and quality challenges and offer testing and other solutions to help the customer overcome those challenges.

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

In addition to our extensive product offerings and robust distribution network, we focus our competitive advantage on the areas of customer service, product performance, speed, and ease of use of our products. Additionally, by aggressively maintaining Neogen’s ability to produce at low cost, we believe that we can be competitive with new market entrants that may choose a low pricing strategy in an attempt to gain market share.

ANIMAL SAFETY:

Given the broad range of products offered and the diverse markets served by Neogen's Animal Safety segment, the Company does not face a single competitor that competes across all of its businesses.

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

Neogen Genomics, a leading worldwide commercial animal genomics laboratory, employs cutting-edge technology in the area of genomics. The result of this technology allows the acceleration of natural selection through parentage testing and selective breeding of traits such as disease resistance, yield improvement and meat quality. Competition comes primarily from a number of general laboratory service providers, some significantly larger than us as well as several smaller companies offering genomics services. Neogen Genomics is not involved in cloning or the development of transgenic animals.

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

The rodent control products and insect control products distributed by Neogen are subject to EPA and various U.S. state regulations as well as other analogous agencies in the markets where we sell such products. In general, any international sale of our products also must comply with similar regulatory requirements in the country of destination. Each country has its own individual regulatory construct with specific requirements. To the best of our knowledge, Neogen products are compliant with applicable regulations in the countries where such products are sold.

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

HUMAN CAPITAL MANAGEMENT

Our employees are an important component of our business operations and long-term strategy. As of May 31, 2026, we employed 2,636 people worldwide, with 1,346 located in North America and 1,290 international. Our workforce includes both union and non-union employees. We did not experience any material work stoppages in fiscal year 2026.

We seek to attract, develop, and retain employees with the skills, experience, and capabilities necessary to support our business objectives. Our approach to human capital management includes workforce planning, employee development, compensation and benefits, workplace culture, and health and safety initiatives.

Workplace Culture and Employee Engagement. We have established a framework referred to as our “Neogen DNA”, which is intended to guide our conduct and decision making. This framework consists of our Purpose & Promise, Principles, and Values, and emphasizes responsibility, consistency, and integrity. Our Code of Business Conduct & Ethics outlines expectations for ethical business practices and applies to all employees.

Talent Attraction, Development and Retention. We utilize a variety of programs and platforms designed to attract and retain qualified employees and support their ongoing development. These include recruiting initiatives, performance management processes, learning and development opportunities, leadership development programs, and career planning resources. We believe these efforts support employee engagement and continuity of leadership and enhance our ability to execute our business strategy.

Compensation and Benefits. We offer compensation and benefits programs that are intended to be competitive within the markets in which we operate and aligned with our business objectives. These programs are designed to support employees' well-being and may include offerings related to physical and mental health, financial wellness, and family support. Our programs vary by country and region to reflect local market practices and regulatory requirements.

Employee Health and Safety. We are committed to maintaining a safe working environment for our employees. Our health and safety programs focus on injury prevention, compliance with applicable regulations, and continuous improvement of safety practices. We investigate workplace incidents and implement corrective actions intended to reduce the risk of recurrence. We believe these efforts support workplace safety across our operations.

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

On September 1, 2022, Neogen, 3M Company (“3M”) and Neogen Food Safety Corporation, formerly named Garden SpinCo, a subsidiary created to carve out 3M’s Food Safety Division (“3M FSD”), closed on a transaction combining 3M’s FSD with Neogen in a Reverse Morris Trust transaction and Neogen Food Safety Corporation became a wholly owned subsidiary of Neogen (“FSD transaction”, or the "Transaction"). We have realized, and expect to continue to realize synergies, growth opportunities and other financial and operating benefits as a result of the Transaction. Our success in realizing the anticipated benefits of the Transaction depends, in part, on the successful transition of Petrifilm manufacturing from 3M to Neogen. We cannot predict with certainty if or when the remaining synergies, growth opportunities, and other benefits will be realized, or the extent to which they will be achieved. Delays, disruptions, or higher-than-expected costs associated with the manufacturing transition could reduce or defer these benefits. Substantial completion of the manufacturing transition is currently expected to occur in fiscal year 2027, and the Company expects to continue incurring duplicative costs during the transition period.

The transition of Petrifilm manufacturing operations from 3M to Neogen presents challenges, and the failure to successfully complete the transition and integrate the 3M FSD with Neogen could have a material adverse effect on our business, financial condition and results of operations. .

Although significant progress has been made in the integration of the 3M FSD with Neogen, substantial work remains to complete the transition of Petrifilm manufacturing operations from 3M to Neogen. The successful execution of this manufacturing transition is complex and involves significant operational, technical and regulatory activities while continuing to support ongoing business operations. Challenges include:

•
transferring and validating manufacturing processes, equipment and capabilities;
•
maintaining product quality, supply continuity and customer service throughout the transition;
•
obtaining necessary regulatory approvals and completing required product validations;
•
managing duplicative manufacturing activities and associated costs during the transition period; and
•
integrating the manufacturing operations with Neogen's quality, supply chain, information technology and other supporting systems.

The successful completion of the Petrifilm manufacturing transition cannot be assured. Delays, disruptions, cost overruns or other challenges associated with the transition could adversely affect our ability to realize the anticipated benefits of the Transaction and could have a material adverse effect on our business, financial condition and results of operations.

Built-in gains related to the FSD Transaction may continue to constrain our ability to restructure our Swiss operations and could result in significant tax liability

In connection with the Transaction, we executed a Tax Matters Agreement that imposed specific requirements on Neogen Food Safety Switzerland GmbH through September 1, 2025, including commitments to (i) substantially continue to conduct its business activities within Switzerland, (ii) ensure that either the entity or the associated built-in gains remain fully subject to Swiss taxation, (iii) maintain arm’s length remuneration and required staffing levels in accordance with the applicable Swiss tax ruling, and (iv) refrain from certain restructuring transactions (including mergers) absent advance tax rulings confirming no adverse Swiss tax consequences.

Although those requirements associated with the Tax Matters Agreement expired on September 1, 2025, the underlying built-in gains related to the Transaction continue to create potential tax exposure. As a result, these built-in gains may continue to constrain Neogen’s ability to modify or restructure its Swiss operations without incurring significant tax liability.

The legacy 3M Food Safety business may be negatively impacted if we are unable to provide benefits and services, or access to equivalent financial strength and resources, to legacy 3M Food Safety business that historically have been provided by 3M.

The legacy 3M Food Safety business had historically received benefits and services from 3M and benefited from 3M’s financial strength and corporate support services. After the Transaction, the legacy 3M Food Safety business as part of Neogen, no longer benefits from 3M’s services, financial strength or business relationships to the extent not otherwise addressed in the other transaction documents entered into in connection with the Transaction. While 3M has agreed to provide certain transition services to the legacy 3M Food Safety business for a period of time following the consummation of the Transactions, it cannot be assured that we will be able to adequately replace or provide resources formerly provided by 3M or replace them at the same or lower cost. If we are not able to replace the resources provided by 3M or are unable to replace them without incurring significant additional costs, or are delayed in replacing the resources provided by 3M, our results of operations may be negatively impacted.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

Our international operations subject us to a multitude of different tariffs and trade policies, some of which may be discriminatory or conflicting. As a result of the current administration's trade policy, tariffs have increased and may continue to increase our material input costs. We do not expect to be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. In addition, new and increased tariffs as well as uncertainty regarding global trade policies generally have also contributed to softened demand for certain of our products. These factors are expected to continue to negatively impact our results of operations and financial condition in the near term, and continued and/or increasing trade restrictions, retaliatory trade measures and additional tariffs could further exacerbate the problem.

While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

The pending sale of our Genomics business is subject to risks and uncertainties that could affect our results.

On March 2, 2026, we announced that we had entered into a definitive agreement to sell our Genomics business to Zoetis, Inc. for $160.0 million. The transaction is subject to customary closing conditions and regulatory approvals, and the parties continue to work toward a closing by the end of the first half of fiscal year 2027. In July 2026, the Australian Competition and Consumer Commission (ACCC) and the New Zealand Commerce Commission (NZCC) each announced that they are moving their respective reviews of the Company’s proposed genomics divestiture into the second phase of review. The Company will continue to cooperate with the ACCC and the NZCC as they complete their respective review processes. There can be no assurance that the transaction will be completed on the anticipated timeline or at all. If the transaction fails to close, or if closing is significantly delayed, we may not realize the anticipated benefits of the sale, and may experience management distraction, employee uncertainty, customer disruption, and reputational harm. Additionally, if the Genomics business is not divested, we would need to continue to invest in and support that business, which could divert resources from other strategic priorities. The pendency of the transaction may also create uncertainties that could affect our ability to retain key employees associated with the Genomics business, maintain relationships with customers and suppliers, and conduct business in the ordinary course during the pre-closing period. Any transitional services arrangements following closing could require significant management attention and involve execution risks.

We are subject to risks relating to existing international operations and expansion into new geographical markets.

Expanding sales globally is part of our overall growth strategy, and we expect sales from outside the U.S. to continue to represent a significant portion of our revenue. In fiscal year 2026, sales to customers outside of the U.S. accounted for 51.2% of our total revenue, compared to 50.2% and 49.7% of our total revenues in fiscal year 2025 and 2024, respectively. Our international operations are subject to general risks related to such operations, including:

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

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, these risks could have a material adverse effect on our growth strategy into new geographical markets, reputation, business, results of operations, financial condition and cash flows. In addition, the impact of such risks could be outside of our control and could decrease our ability to sell products internationally, which could adversely affect our business, financial condition, results of operations and cash flows. We continue to monitor the impact of the conflict between Russia and Ukraine and conflict in the Middle East. While it is difficult to anticipate the effect the sanctions related to these conflicts that have been implemented to date could have on us, they have contributed to volatility in global energy markets, including increases in oil prices, which may increase our transportation and shipping cost. In addition, any further sanctions imposed or actions taken by the U.S. or other countries could affect the global price and availability of raw materials, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.

We must continue to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

Although we successfully remediated previously identified material weaknesses in internal control over financial reporting as of May 31, 2026 (as discussed in Item 9A of this report), maintaining effective controls remains critical as our business continues to evolve. Maintaining an effective system of internal control over financial reporting and disclosure controls and procedures is essential to the timely and accurate reporting of our financial results and compliance with applicable laws and regulations. As our business continues to evolve through acquisitions, organizational changes, system implementations and increasing operational complexity, maintaining an effective control environment requires significant management attention and resources. If we are unable to maintain effective internal controls, we could experience errors in our financial reporting, delays in our SEC filings, increased regulatory scrutiny or remediation costs, and a loss of investor confidence, any of which could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

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

We rely on several information systems throughout our company, as well as those of our third-party business partners, to provide access to our web-based products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information and operate other critical functions. We also rely on third-party cloud infrastructure providers, software-as-a service (SaaS) platforms, and other hosted solutions for certain business-critical applications. An outage, service disruption, or security incident at one of these third-party providers could interrupt our operations, compromise our data, or impair our ability to serve customers, regardless of whether our own systems are directly affected. Although we employ system backup measures and engage in information system redundancy planning and processes, such measures, as well as our current disaster recovery plan, may be ineffective or inadequate to address all vulnerabilities, including those arising from our dependence on third-party cloud and SaaS providers over whom we have limited control. Further, our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet (including via devices and applications connected to the internet), email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. As information systems and the use of software and related applications by us, our business partners, suppliers and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information.

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

We are currently undertaking additional phases of enterprise resource planning (ERP) harmonization and related systems integration activities across our operations. These initiatives are complex and require significant financial investment, management focus, and coordination of internal and external resources. While we believe these efforts will enhance operational efficiency and data consistency over the long term, there can be no assurance that the implementation and harmonization activities will be completed successfully or on the anticipated timeline. Any delays, disruptions, or failure of these systems to perform as expected could adversely impact our business operations, including our ability to process transactions effectively and report accurate and timely financial results.

Rapid developments in artificial intelligence and other emerging technologies may disrupt our markets, affect our competitive position and create new risks for our business.

The food and animal safety industries in which we operate are increasingly influenced by artificial intelligence ("AI"), machine learning and other emerging technologies. Our ability to compete effectively may depend, in part, on our ability to develop, acquire and effectively integrate these technologies into our products and operations. In addition, the use of AI presents operational, cybersecurity, data privacy and regulatory risks, including the risk that AI-generated outputs may be inaccurate or unreliable and that evolving laws and regulations may increase compliance costs or restrict our use of AI. If we are unable to effectively manage these risks or adapt to technological developments, our business, results of operations and financial condition could be materially and adversely affected.

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

We sell many products through distributors, which presents risks that could negatively affect our operating results.

We sell many of our products, both within and outside of the U.S., through independent distributors. As a result, we are dependent on distributors to sell our products and assist us in promoting and creating demand for our products. Our distributors may offer products from several different companies, and those distributors may carry our competitors’ products and promote our competitors’ products over our own. We have limited ability to cause our distributors to devote adequate resources to promoting, marketing, selling and supporting our products. We cannot assure that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell, and support our products effectively. We may rely on one or more key distributors for a product or region, and the loss of one or more of these distributors could reduce our revenue. Distributors could face financial difficulties, including bankruptcy, which could impact our ability to collect our accounts receivable and negatively impact our financial results. In addition, violations of anti-bribery and anti-corruption or similar laws by our distributors could have a material impact on our business. Further, termination of a distributor relationship could result in increased competition in the applicable jurisdiction. Failing to manage the risks associated with our use of distributors could reduce sales, increase expenses and weaken our competitive position, which could have a negative impact on our operating results.

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

Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, export/import laws, tax policies and other similar programs). Failure to comply with any of these laws, regulations and policies could result in civil and criminal as well as monetary and non-monetary penalties, and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. While these risks and the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.

Evolving data privacy and data protection laws and regulations may increase our compliance costs and exposure to liability.

We are subject to a broad and rapidly evolving set of global data privacy and data protection laws, including the European Union’s General Data Protection Regulation (GDPR), U.S. state-level privacy laws such as the California Consumer Privacy Act (CCPA), and similar regulations in other jurisdictions. These laws govern the collection, use, retention, sharing, transfer, and security of personal data and require significant and increasing compliance investment. We process personal data relating to employees, customers, and business partners across multiple jurisdictions and rely on cross-border data transfer mechanisms that may be challenged, invalidated, or require enhanced safeguards, particularly between the European Union and other regions. Failure to comply with applicable laws could result in significant fines (including penalties of up to 4% of global annual revenue under GDPR), regulatory investigations, litigation, and reputational harm, as well as material costs related to remediation, customer attrition, and constraints on our ability to use data to support commercial operations. Regulators may also impose restrictions on data processing activities, which could disrupt business operations, impair customer relationships, and limit our ability to generate insights and effectively serve key accounts. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

On June 30, 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“Term Loan Facility”) and a five-year senior secured revolving facility (“Revolving Credit Facility”). Our Revolving Credit Facility and Term Loan Facility contains customary affirmative and negative covenants, including financial covenants based on leverage and cash interest expense coverage ratios and limitations on our ability to make certain investments, declare or pay dividends or distributions on capital stock, redeem or repurchase capital stock and certain debt obligations, incur liens, incur indebtedness, or merge, make certain acquisitions or sales of assets. In April 2025, Neogen Food Safety Corporation entered into the Amendment No. 1 and Refinancing Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the existing credit agreement, dated June 30, 2022. The Refinancing Amendment, among other things, provides for (i) a new tranche of senior secured term loans in an aggregate principal amount of $450.0 million (the “2025 Term Loans”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million, against which $100.0 million has been drawn. The 2025 Term Loans will mature on April 4, 2030.

Our outstanding 8.625% senior notes due 2030, which were issued by Neogen Food Safety Corporation on July 20, 2022 and became guaranteed on a senior unsecured basis by the Company and certain wholly owned domestic subsidiaries upon the closing of the Transaction on September 1, 2022 (the "Senior Notes") also include customary events of default. A violation of any of these credit-related covenants or agreements could result in a default under one or more of these agreements, which could permit the lenders or note holders, as applicable, to accelerate repayment of any borrowings or notes outstanding at that time, levy on any collateral securing such indebtedness, and/or taking other actions designed to protect our ability to repay our indebtedness. Any such event would materially and adversely affect our ability to operate our business and our results of operations and financial condition.

The available capacity under our Revolving Facility could be limited by our covenant ratios under certain conditions. An increase in the applicable leverage ratio, as a result of decreased earnings or otherwise, could result in reduced access to capital under our Revolving Facility, which is a significant component of our total available liquidity.

The outcome of litigation, investigations, product recalls, and other legal proceedings in which we are involved is inherently uncertain; adverse developments could be costly, divert management attention, restrain insurance coverage, and materially harm our business, results of operation, financial condition, and cash flows.

From time to time, we are party to legal proceedings, including securities and shareholder litigation, product-related claims, and other commercial disputes. As disclosed in our periodic reports, we are defendants in putative shareholder class and derivative actions relating to disclosures about the integration of the 3M Food Safety business and the FSD transaction, as well as related stockholder demands, and we have received demand letters and are aware of two individual lawsuits and an uncertified class action lawsuit filed on behalf of one named plaintiff relating to Vet HyCoat® Hyaluronate Sodium Sterile Solution, a third-party manufactured product we distributed and voluntarily recalled in January 2026. Although we intend to defend these matters vigorously, litigation is subject to many uncertainties. Unfavorable outcomes – whether through judgments, injunctions, settlements, fines, penalties, or mandated changes to business practices – could result in significant costs, limit our ability to sell certain products, require increased reserves, or adversely affect access to capital markets. Insurance may be unavailable or insufficient to cover all costs and defending these matters could divert management time and attention. Additional similar claims could be filed, and developments in existing matters – such as class certification, adverse court rulings, discovery demands, settlement dynamics, or regulatory coordination – could increase our exposure. For a description of currently pending legal proceedings and related contingencies, see Part I, Item 3 “Legal Proceedings” below and Note 11 – Commitments and Contingencies below.

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

We have no current plans to start paying dividends in the near term.

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

Our success and ability to compete depends, in part, on our ability to establish and maintain intellectual property rights capable of protecting our technology and products in the U.S and other countries. Patent applications filed by us may not result in the issuance of patents or, if granted, may not be granted in a form that will be commercially advantageous to us. Even if granted, patents can be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of time we have patent protection for our products. We also cannot assure that our nondisclosure agreements, together with trade secrets and other common law rights, will provide meaningful protection for our trade secrets and other proprietary information. Moreover, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as in the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights domestically or in foreign jurisdictions, we could incur substantial costs and our business, including our business prospects, could be substantially harmed.

Some of our products could be the subject of patent infringement challenges.

From time to time, we have received notices alleging that our products infringe third-party proprietary rights. Whether the manufacture, sale, or use of current products, or whether any products under development would, upon commercialization, infringe any patent claim cannot be known with certainty unless and until a court interprets a patent claim and its validity in the context of litigation. The outcome of infringement litigation is subject to substantial uncertainties, including the testimony of experts as to technical facts upon which experts may reasonably disagree. Our defense of an infringement litigation lawsuit could result in significant expense. Regardless of the outcome, infringement litigation could significantly disrupt our marketing, development and commercialization efforts, divert management’s attention and consume our financial resources. In the event that we are found to infringe any valid claim in a patent held by a third party, we could, among other things, be required to:

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

We have experienced significant management transitions, and our inability to successfully integrate new leadership could adversely affect our business and strategic initiatives.

During fiscal years 2025 and 2026, we experienced significant transitions in our senior leadership team, including our CEO, CFO and other members of our senior leadership team. Our ability to execute our strategic plan, including the continued integration of the 3M Food Safety business, maintenance of effective internal controls, and management of our indebtedness, depends in substantial part on the successful on boarding and performance of our new leadership team. New members of senior management may have different perspectives on strategy, operations, and risk management, which could result in changes to our business plans or strategic direction. There can be no assurance that our new leadership team will be able to work together effectively, retain the confidence of our employees, customers, and investors, or successfully execute our strategic priorities. If our new leadership team is unable to effectively manage these challenges, or if we experience unplanned departures of key personnel, our business, results of operations, financial condition, and cash flows could be materially and adversely affected.

Our business may be subject to product or service liability claims.

The manufacturing and distribution of our products and the performance of our services involves an inherent risk of liability claims being asserted against us. Regardless of whether we are ultimately determined to be liable or whether our products are determined to be defective, we could incur significant legal expenses not covered by insurance. In addition, product or service liability litigation could damage our reputation and impair our ability to market our products and services, regardless of the outcome. Litigation also could impair our ability to retain product liability insurance or make our insurance more expensive. Although we currently maintain liability insurance, we cannot assure that we will be able to continue to obtain such insurance on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. If we are subject to an uninsured or inadequately insured product or services liability claim, our business, financial condition and results of operations could be adversely affected.

Regulatory actions, product recalls, or the loss of required regulatory approvals for our products could materially harm our business and reputation.

Certain of our products are subject to regulatory approval or registration requirements in the jurisdictions in which they are marketed and sold, including approvals or registrations from the U.S. Department of Agriculture, the U.S. Food and Drug Administration, the Environmental Protection Agency, and their international equivalents. If a regulatory authority determines that any of our products does not comply with applicable requirements, or if product defects or performance failures are identified, we could be required to recall or withdraw affected products from the market, cease manufacturing or distribution, or undertake costly corrective actions. A product recall or regulatory withdrawal could expose us to significant expenses, including costs of notification, retrieval, remediation, and potential fines or penalties. Moreover, because our food safety products are relied upon by customers to detect contaminants and ensure the safety of the food supply, a failure in our products that results in undetected contamination could lead to serious public health consequences, substantial product liability claims, regulatory enforcement actions, loss of customer confidence, and significant reputational damage. Any such event could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our business is subject to tax-related external conditions, such as tax rates, tax laws, and regulations, changing political environments in the U.S. and foreign jurisdictions that impact tax examination, assessment and enforcement approaches. In addition, changes in tax laws including further regulatory developments arising from U.S. tax reform legislation and/or regulations around the world could result in a tax expense or benefit recorded to our consolidated statement of earnings. In connection with guidance such as the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by Organization for Economic Cooperation and Development (OECD), determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. In particular, the OECD’s Pillar Two framework, which establishes a global minimum effective tax rate of 15%, has been adopted or is in the process of being adopted by numerous jurisdictions in which we operate. As a result, we may face incremental tax liabilities, compliance costs, or restructuring needs as Pillar Two rules take effect in applicable jurisdictions. Due to uncertainty of the regulation changes and other tax-related factors stated above, it is currently not possible to assess the ultimate impact of these actions on our financial statements.

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

Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Given the complexity of our international structure, including intercompany arrangements among our U.S. and international subsidiaries, we face heightened exposure to transfer pricing challenges and adjustments by tax authorities in multiple jurisdictions. Income tax audits associated with the allocation of income and other complex issues, including transfer pricing, could result in significant income tax adjustments that could negatively impact our future operating results.

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

Risk Management and Strategy

We have a comprehensive cybersecurity risk assessment program designed to assess, identify, and manage material risks associated with cybersecurity threats and vulnerabilities and to mitigate the potential impact of any cybersecurity incidents on our operations and financial condition. We routinely review, modify, and update this program as necessary to address emerging risks. Our process for addressing risk is based on industry-best practices outlined in Center for Internet Security ("CIS") Critical Security Controls. Although this program is integrated within the Company's overall risk management system, the implementation of this program requires a unique and specialized level of expertise and experience, which has led us to create a cybersecurity team and various processes designed to address these specific risks, as discussed more below.

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

The Governance Committee is required by its Charter to consist of not fewer than three independent directors, and the committee currently consists of four independent directors. The Governance Committee typically meets on a quarterly basis. At least each year, a written cybersecurity brief from IT leadership is provided. These reports include a review of emerging cybersecurity risks and developments and updates to our cybersecurity risk assessment program. The Governance Committee provides annual reports to the full Board of Directors on its oversight of the Company's cybersecurity risks and risk management system.

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

These processes are reviewed and updated to adapt to evolving cybersecurity threats and any changes in our systems or business operations. Our cybersecurity team is also required to provide senior management and the Governance Committee with more frequent updates on major developments regarding cybersecurity matters or as otherwise appropriate.

ITEM 2. PROPERTIES

Principal Manufacturing, Distribution and Administrative locations:

Segment	Owned	Leased	Location
Food Safety	19	35	Corporate, United States, and Other International Locations (1)
Animal Safety	10	4	United States, Canada, and Australia
Total	29	39

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

ITEM 3. LEGAL PROCEEDINGS

We are routinely involved in legal proceedings and litigation arising in the ordinary course of our business. In the opinion of our management, the outcome of such proceedings and other litigation currently pending will not materially affect our consolidated operations, cash flows, or financial condition. However, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See “Risk Factors” in Item 1A above for a description of certain related risks. See Note 11. “Commitments and Contingencies” to the consolidated financial statements included in Item 8. “ List of Financial Statement Schedules” of this Report for discussion of loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES — NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Neogen Common Stock is traded on the NASDAQ Global Select Market under the symbol NEOG.

Holders

As of June 30, 2026, there were 459 stockholders of record of our common stock. The actual number of holders is significantly greater than this number of holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

Neogen has never paid cash dividends on its Common Stock and does not expect to pay dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter fiscal year 2026:

Period	(a) Shares Purchased	(b) Average Price Paid per Share	(c) Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 2026	—	—	—	5,900,000
April 2026	—	—	—	5,900,000
May 2026	—	—	—	5,900,000
Total	—	—	—	5,900,000

In October 2018, the Company’s Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of the Company’s common stock. The program does not have any scheduled expiration date. The Company did not repurchase any shares pursuant to this repurchase program during the fourth quarter of fiscal 2026. As of May 31, 2026, a total of 5,900,000 shares of common stock remained available for repurchase under this program.

On May 1, 2026, we granted equity awards to a newly hired executive officer, consisting of options to purchase an aggregate of 89,520 shares of common stock at an exercise price of $9.53 per share, with three-year ratable vesting; and 39,349 restricted stock units, with a three-year vesting period.

The awards described above were granted as inducement awards in connection with the hiring of the executive. The grant of the equity awards was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

Stock Performance Graph

The graph below matches Neogen Corporation’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 Life Sciences Tools & Services index, and the S&P 400 Health Care index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 5/31/2021 to 5/31/2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
5/21
5/22
5/23
5/24
5/25
5/26
Neogen Corporation
NASDAQ Composite
S&P 500 Life Sciences Tools & Services
S&P 400 Health Care

*$100 invested on 5/31/21 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

	5/21	5/22	5/23	5/24	5/25	5/26
Neogen Corporation	100.0	57.3	37.9	28.5	12.7	19.4
NASDAQ Composite	100.0	88.5	95.6	124.6	143.3	203.5
S&P 500 Life Sciences Tools & Services	100.0	100.2	89.0	98.5	73.3	84.4
S&P 400 Health Care	100.0	85.3	81.3	84.3	79.2	95.5

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

In addition, any forward-looking statements represent management’s views only as of the day this Form 10-K was first filed with the Securities and Exchange Commission and should not be relied upon as representing management’s views as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change, except as required by law.

COMPANY OVERVIEW

Neogen Corporation and subsidiaries develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed, such as foodborne pathogens, spoilage organisms, natural toxins, food allergens, ruminant by-products, meat speciation, drug residues, pesticide residues and general sanitation concerns. The majority of the diagnostic test kits are disposable, single-use immunoassay and DNA detection products that rely on proprietary antibodies and RNA and DNA testing methodologies to produce rapid and accurate test results. Our line of food safety products also includes advanced software systems that help testers to objectively analyze and store their results and perform analysis on the results from multiple locations over extended periods.

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors.

TRENDS AND UNCERTAINTIES

In recent years, input cost inflation, including increases in certain raw materials, negatively impacted operating results. Although the rate of inflation has eased, we continued to face economic headwinds, related to consumer demand, elevated interest rates, and ongoing geopolitical tensions in certain regions, such as eastern Europe and the Middle East.

Elevated interest rates have led to higher borrowing costs and an increased overall cost of capital. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in prior fiscal years. Although the federal funds rate was reduced in recent fiscal years and we have refinanced our variable interest rate outstanding debt, the overall interest rate we pay on our outstanding debt remains higher than when the debt was incurred, which increases interest expense on the unhedged portion of our outstanding debt.

In fiscal years 2025 and 2026, we experienced an elevated amount of inventory write-offs, due, in part, to expiration of certain inventory held at our international locations stemming from supply chain and distribution challenges in fiscal year 2024. Further, in fiscal year 2025, we experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. In the second half of fiscal year 2025, production increased to the prior normal levels, but with significant production inefficiencies. These production inefficiencies continued throughout fiscal year 2026, albeit with continued improvement in each successive quarter. Continued improvement is expected in fiscal year 2027.

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

Within the Food Safety industry, the end market generally continues to experience a lower level of food production, largely due to the cumulative effect of the significant recent inflation, particularly in food prices. However, there have been signs of sequential improvement from prior quarters and expectations for growth in fiscal year 2027. As a result, we expect steadily increasing growth rates in this market. Within the Animal Safety industry, the end market has remained near cyclical lows. Because of our extensive and longstanding partnerships in the distribution channels, we are optimistic about potential future revenue growth in the segment, particularly as a result of our commercial teams leveraging these partnerships. However, in the third quarter of fiscal year 2026, we encountered a number of third-party supplier quality and manufacturing issues that detrimentally impacted the revenue in our Animal Safety segment. Some of these issues are related to manufacturing transitions at our suppliers associated with global tariffs. The Company has implemented a new, more rigorous, supplier qualification and quality program to address these challenges. In the fourth quarter of fiscal year 2026, we saw the majority of these supply issues improve.

In fiscal year 2025, restructuring actions in our genomics business led to voluntary revenue attrition, following our strategic shift away from lower margin business. A portion of our genomics business also serves the companion animal market, which has been experiencing weakness, primarily due to the impact of continued inflation, a lower number of pet adoptions, and a higher level of customer in-sourcing. Additionally, in the second quarter of fiscal year 2026, management initiated a restructuring plan to right-size our cost base through a reduction of approximately 10% in global headcount, including both existing and planned positions, as well as additional non-labor cost reductions.

In fiscal year 2027, we plan to execute a growth strategy focused on commercial excellence, innovation, and operational efficiency. Key initiatives include enhancing our global go-to-market capabilities, investing in research and development to expand and differentiate our product portfolio, and strengthening customer engagement to drive market share growth. These investments are expected to be supported by cost management and operational improvement initiatives designed to enhance profitability and fund continued reinvestment in the business.

On March 2, 2026, we announced that we had entered into a definitive agreement to sell our Genomics business to Zoetis, Inc. The transaction is subject to customary closing conditions and regulatory approvals, and the parties continue to work toward a closing by the end of the first half of fiscal year 2027. In July 2026, the Australian Competition and Consumer Commission (ACCC) and the New Zealand Commerce Commission (NZCC) each announced that they are moving their respective reviews of the Company’s proposed genomics divestiture into the second phase of review. The Company will continue to cooperate with the ACCC and the NZCC as they complete their respective review processes.

We continue to evaluate the nature and extent of these issues and their impact on our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact us in fiscal year 2027.

20

RESULTS OF OPERATIONS

Historical Periods

Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended May 31, 2025 for discussion of the Results of Operations, Segment Results of Operations, and Financial Condition and Liquidity for the year ended May 31, 2025 compared to the year ended May 31, 2024, which is incorporated by reference herein.

Executive Overview

	Year Ended May 31,
(in millions)	2026	2025	Increase / (Decrease)
Total Revenues	$870.4	$894.7	$(24.3)
Total Cost of Revenues	461.9	473.3	(11.4)
Gross Profit	408.5	421.4	(12.9)
Operating Expenses
Sales and marketing	166.6	183.8	(17.2)
General and administrative	245.1	218.2	26.9
Goodwill impairment	—	1,059.3	(1,059.3)
Research and development	18.4	21.1	(2.7)
Total Operating Expenses	430.1	1,482.4	(1,052.3)
Operating Loss	(21.6)	(1,061.0)	1,039.4
Other Income (Expense)
Interest expense, net	(57.6)	(68.5)	10.9
Gain on sale of business	76.4	—	76.4
Other, net	(6.2)	(3.6)	(2.6)
Total Other Income (Expense)	12.6	(72.1)	84.7
Loss Before Taxes	(9.0)	(1,133.1)	1,124.1
Income Tax Benefit	(1.1)	(41.1)	40.0
Net Loss	$(7.9)	$(1,092.0)	$1,084.1

Results of Operations

Revenues

Revenue decreased $24.3 million for fiscal year 2026 compared to the prior fiscal year 2025. The decrease was due to $55.6 million of discontinued product lines, primarily from the divestiture of our Cleaners and Disinfectants business partially offset by $14.0 million favorable foreign exchange and $17.3 million growth in the business. Business growth was primarily driven by higher sales of indicators, pathogen detection, and sample collection products.

Service Revenue

Service revenue, which consists primarily of genomics services provided to animal production and companion animal markets was $102.2 million in fiscal 2026, an increase of 5% compared to prior fiscal year revenue of $97.3 million. The increase was primarily driven by higher genomics revenue in bovine and integrated protein markets, partially offset by a decline in companion animal markets.

International Revenue

Neogen’s international revenues were $445.3 million in fiscal year 2026, compared to $448.7 million in fiscal 2025, a decrease of 1%. The decline was primarily due to the divestiture of our Cleaners and Disinfectants business. These decreases were partially offset by growth in our European and Asia Pacific regions and favorable foreign exchange.

GROSS MARGIN

Gross margin, expressed as a percentage of revenue, was 46.9% during fiscal year 2026 compared to 47.1% in the prior fiscal year. The decrease in margin was primarily due to volume decreases and duplicative costs as we prepare to manufacture Petrifilm products internally, partially offset by price increases and favorable foreign currency exchange.

OPERATING EXPENSES

Sales and Marketing:

Sales and marketing expenses were $166.6 million during fiscal year 2026, compared to $183.8 million during the prior fiscal year. The decrease was primarily due to lower outbound shipping costs, lower bad debt expenses, reduced costs associated with the divested Cleaners and Disinfectants business, and lower compensation costs associated with headcount reductions, partially offset by increased restructuring costs and one-time project costs.

General and Administrative:

General and administrative expenses were $245.1 million during fiscal year 2026, compared to $218.2 million during the prior fiscal year. The increase was primarily driven by investments in transformation initiatives, transaction costs associated with corporate transactions and capital structure initiatives, compensation related costs, and IT related costs, partially offset by reduced costs associated with the divested Cleaners and Disinfectants business.

The increase in corporate expenses during the period was primarily due to higher compliance and transformation initiatives costs, restructuring expenses and certain corporate development initiatives. These increases were partially offset by lower equity-based compensation expense.

Goodwill:

For the year ended May 31, 2025, goodwill impairment charges were $1,059.3 million. There were no goodwill impairment charges recorded during fiscal year 2026.

Research and Development:

Research and development expense was $18.4 million in fiscal year 2026, compared to $21.1 million during the prior fiscal year. The decrease during the year is primarily the result of lower contracted services and employee costs resulting from restructuring initiatives, partially offset by increased transformation costs.

OTHER INCOME (EXPENSE)

Other income (expense) increased $84.7 million for the year ended May 31, 2026, compared to the year ended May 31, 2025. The increase is primarily due to the $76.4 million gain recognized on the sale of our Cleaners and Disinfectants business and a reduction in interest expense stemming from the refinancing of our Term Loan and Revolving Credit Facility in April 2025 and lower outstanding debt.

PROVISION FOR INCOME TAXES

Income tax benefit during fiscal year 2026 was $1.1 million, compared to income tax benefit of $41.1 million in the prior fiscal year. The reduction in net tax benefit in the current fiscal year was primarily related to a reduction in pre-tax losses due to goodwill impairment expense that was deductible in certain jurisdictions in the prior year and the gain on the sale or the Cleaners and Disinfectants business in the current year. In the current fiscal year, there were no goodwill impairment charges.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of May 31, 2026 and May 31, 2025 were $5.0 million and $3.8 million, respectively. Increases in unrecognized tax benefits are primarily associated with transfer pricing.

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. In 2021, the Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain large multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, the U.S. One Big Beautiful Bill Act (“OBBBA”) implemented significant changes, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

SEGMENT RESULTS OF OPERATIONS

	Year Ended May 31
	2026	2025	Increase / (Decrease)	% Change
Food Safety Revenues	$641.1	$638.1	$3.0	0%
Animal Safety Revenues	$229.3	256.6	(27.3)	(11)%
Total Revenues	$870.4	$894.7	$(24.3)	(3)%

Food Safety Operating Income (Loss)	$63.4	$(985.7)	$1,049.1	(106)%
Animal Safety Operating Income	$24.5	7.3	17.2	236%
Segment Operating Income (Loss)	$87.9	$(978.4)	$1,066.3	(109)%
Corporate Expenses	$(109.5)	(82.6)	(26.9)	33%
Total Operating Loss	$(21.6)	$(1,061.0)	$1,039.4	(98)%

Revenues

Revenue for the Food Safety segment increased $3.0 million during fiscal year 2026 compared to the prior year. The increase was primarily due to $13.3 million favorable currency impact and $19.5 million growth in the business. Business growth was led by indicator sales, pathogens detection products, and sample collection products, partially offset by a decline in sales of food quality products. These favorable impacts were partially offset by a $29.8 million decrease in revenues from discontinued product lines, primarily from the divestiture of our Cleaners and Disinfectants business.

Revenue for the Animal Safety segment decreased $27.3 million during fiscal year 2026 compared to the prior year. The decrease was primarily due to a $25.7 million impact from discontinued product lines, driven by divestiture of our Cleaners and Disinfectants business, and a $2.2 million decline in the business. The decline in the business was driven by lower veterinary instrument sales and rodent control products. These unfavorable impacts were partially offset by a favorable currency impact of $0.6 million.

Operating Income

Operating income for the Food Safety segment increased by $1,049.1 million during fiscal year 2026 compared to the prior year. Excluding the goodwill impairment charge of $1,046.2 million recorded in the prior year, operating income increased during the current fiscal year by $2.9 million. This increase was primarily driven by business growth and cost reductions initiated in the second quarter of fiscal year 2026, partially offset by increased duplicative Petrifilm costs of $9.8 million.

Operating income for the Animal Safety segment increased by $17.2 million during fiscal year 2026 compared to the prior year. Excluding the goodwill impairment charge of $13.1 million recorded in the prior year, operating income increased by $4.1 million. The increase was primarily due to lower operating costs in the current year, which is the result of the prior year's restructuring actions incurred for the genomics business and cost reductions initiated in the second quarter of fiscal year 2026.

The increased corporate expense during fiscal year 2026 is related to increases in compliance and transformation initiatives, restructuring expense and certain corporate development initiatives. These increases were partially offset by lower equity-based compensation expense.

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
•
developing and implementing new technology development strategies; and
•
identifying and completing acquisitions that enhance existing product offerings and successfully integrating completed acquisitions, including continued integration of the FSD Transaction.

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

As of May 31, 2026, we had cash and cash equivalents of $185.5 million. The Company has irrevocable standby letters of credit in an amount of $3.2 million. As of May 31, 2026, no amount has been drawn on these letters of credit. The standby letters of credit reduced our borrowing available under our revolving line of credit to $198.3 million as of May 31, 2026.

As of May 31, 2026, we had approximately $800.0 million of outstanding indebtedness, consisting of $48.5 million under our revolving credit facility, $405.0 million under our term loan facility, and $346.5 million of senior notes. Subsequent to May 31, 2026, we repaid $20.0 million of our term loan. Refer to Note 8, "Long Term Debt" in the consolidated financial statements included in Item 8. “ List of Financial Statement Schedules” of this Report. As a result of the prepayment, there are no additional required principal payments for the Term Loan until the first quarter of fiscal year 2029.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of May 31, 2026, we were in compliance with all financial covenants under the Credit Facilities.

Cash Flows

	Year Ended May 31,
	2026	2025	Increase / (Decrease)
Net Cash provided by Operating Activities	$83.2	$58.2	$25.0
Net Cash provided by (used for) Investing Activities	$70.5	$(99.2)	$169.7
Net Cash used for Financing Activities	$(99.4)	$(1.6)	$(97.8)

Net Cash provided by Operating Activities

Net cash provided by operating activities increased $25.0 million during the twelve months ended May 31, 2026 compared to the twelve months ended May 31, 2025. The increase was due to improvement in working capital, primarily associated with inventory, and accounts payable, partially offset by a decline in income from operations when excluding the goodwill impairment charge in the prior year.

Net Cash provided by (used for) Investing Activities

Net cash from investing activities was a net $169.7 million inflow during the twelve months ended May 31, 2026 compared to the twelve months ended May 31, 2025. The increase was primarily the result of cash proceeds received from the sale of our Cleaners and Disinfectants business of $121.7 million and a decrease in capital expenditures compared to the prior-year period, as our new Lansing production facility nears completion. Capital expenditures were $51.3 million and $104.6 million during the twelve months ended May 31, 2026 and 2025, respectively.

Net Cash used for Financing Activities

Net cash from financing activities was a net $97.8 million outflow during the twelve months ended May 31, 2026 compared to the twelve months ended May 31, 2025. The increase was due to the debt repayments made with proceeds from the sale of our Cleaners and Disinfectants business.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2027 is approximately $40 million.

Contractual Obligations As of May 31, 2026, we have the following contractual obligations due by period:

		Less than			More than
(dollars in millions)	Total	1 year	1-3 years	4-5 years	5 years
Debt	$800.0	$—	$39.4	$760.6	$—
Interest obligations	232.3	55.9	111.4	65.0	—
Operating Leases	24.4	6.4	7.5	3.2	7.3
Purchase Obligations (1)	112.2	97.7	10.3	4.2	—
	$1,168.9	$160.0	$168.6	$833.0	$7.3

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

Our business is organized into two reporting units: Food Safety and Animal Safety. The determination of our reporting units and impairment indicators also requires us to make significant judgments.

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

See Note 6 "Goodwill and Other Intangible Assets" for further detail on the results of our goodwill impairment tests conducted in fiscal year 2026.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion of any New Accounting Pronouncements in Note 1 to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have exposure to market risks related to foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

We have foreign currency exposures related to buying, selling, and financing in currencies other than the functional currencies of our operations. We use derivative instruments, such as foreign currency forwards, to economically hedge foreign exchange rate risk associated with intercompany receivables and payables, and loans. We do not hedge future foreign currency exposure arising from revenue and expenses denominated in currencies other than our reporting currency. See Note 12, "Fair Value and Derivatives". The Company does not hold market risk-sensitive instruments for trading purposes.

We are exposed to foreign currency risk due to the translation of the results of certain international operations into U.S. dollars as a part of our consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial position. We do not hedge foreign currency translation risk.

Neogen has assets, liabilities and operations outside of the U.S. Our investments in foreign subsidiaries are considered long-term. As discussed in ITEM 1A. RISK FACTORS, our financial condition and results of operations could be adversely affected by currency fluctuations.

The Company's primary foreign currency exposures are to the euro, British pound sterling ("GBP"), and Mexican peso. A hypothetical 10% depreciation in foreign currency exchange rates relative to the U.S. dollar as of May 31, 2026 would result in an approximate decrease in reported revenue of $44.5 million due to the translation of foreign currency‑denominated sales.

As of May 31, 2026, we had no outstanding foreign currency hedging instruments.

These foreign currency estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact on earnings because currency exchange rates do not typically move in the same direction.

Interest Rate Risk

We use interest rate swaps to manage exposure to fluctuations in interest rates for a portion of our variable rate debt. As of May 31, 2026 and when including our interest rate swaps, approximately 31.7% of our total debt was at variable interest rates. See Note 8, "Long-Term Debt".

A hypothetical 75 basis point decrease in interest rates as of May 31, 2026 would result in an approximate decrease in interest income of $0.5 million, reflecting reduced yields on variable-rate investments and cash balances.

A hypothetical 75 basis point increase in interest rates as of May 31, 2026 would result in an approximate increase in interest expense of $1.9 million, primarily due to the Company’s exposure to variable-rate borrowings.

ITEM 8. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neogen Corporation (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 30, 2026 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment – Food Safety & Animal Safety Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $1.047 billion at May 31, 2026, of which $1.002 billion is allocated to the Company’s Food Safety reporting unit and $0.045 billion to the Animal Safety reporting unit. Management reviews the carrying amounts of goodwill annually at the reporting unit level, or when indications of impairment exist, to determine if goodwill may be impaired. Goodwill is tested for impairment annually in the fourth quarter of the Company’s fiscal year. The Company estimates the fair value of its reporting units using a combination of discounted cash flows and market-based approaches. As disclosed by management, the discounted cash flows approach is based on the reporting unit’s forecasted cash flows, including forecasted revenue growth rates and gross margins assumptions, that are discounted to present value using the reporting unit’s weighted average cost of capital (“WACC”) as the discount rate.

We identified certain assumptions used in the Goodwill Impairment Assessment related to the Food Safety and Animal Safety reporting units as a critical audit matter. The determination of fair value of each reporting unit requires management to make assumptions in determining certain assumptions used in the discounted cash flows approach, including the assumptions of forecasted revenue growth rates specific to volume, and the discount rate. Auditing these assumptions involved especially challenging and subjective auditor judgment, including the extent of specialized knowledge or skill needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the forecasted revenue growth rates specific to volume used by management by: (i) comparing the forecasted revenue growth rates to historical operating performance and (ii) evaluating the forecasted revenue growth rates for consistency with external peer company financial data and other industry information.
•
Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the selected discount rates.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2014.

Grand Rapids, Michigan

July 30, 2026

Neogen Corporation

Consolidated Balance Sheets

(in millions)

	May 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$185.5	$129.0
Accounts receivable, net	146.8	153.4
Inventory, net	144.3	190.8
Prepaid expenses and other current assets	60.0	53.3
Assets held for sale (note 4)	68.0	50.4
Total Current Assets	604.6	576.9
Property and Equipment
Land and improvements	10.7	10.8
Building and improvements	234.2	108.7
Machinery and equipment	158.8	180.8
Furniture and fixtures	6.9	8.0
Construction in progress	69.8	186.2
Total Property and Equipment	480.4	494.5
Less accumulated depreciation	(150.6)	(155.4)
Property and Equipment, net	329.8	339.1
Other Assets
Right of use assets (note 5)	16.6	17.2
Goodwill (note 6)	1,047.2	1,064.9
Amortizable intangible assets, net (note 6)	1,318.0	1,410.5
Other non-current assets	29.8	35.2
Total Other Assets	2,411.6	2,527.8
Total Assets	$3,346.0	$3,443.8

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of debt	$—	$19.3
Accounts payable	79.1	79.6
Accrued compensation	26.8	14.1
Income tax payable	7.2	5.6
Accrued interest	11.0	11.1
Deferred revenue	3.6	5.6
Other current liabilities	23.9	32.1
Liabilities held for sale (note 4)	6.6	6.6
Total Current Liabilities	158.2	174.0
Deferred Income Tax Liability (note 10)	257.6	280.9
Non-Current Debt (note 8)	793.7	874.8
Other Non-Current Liabilities	43.6	42.9
Total Liabilities	1,253.1	1,372.6
Commitments and Contingencies (note 11)
Stockholders’ Equity
Preferred stock, $1.00 par value — shares authorized 100.0; none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 315.0; 217.7 and 217.0 shares issued and outstanding at May 31, 2026 and 2025, respectively	34.8	34.7
Additional paid-in capital	2,616.0	2,601.8
Accumulated other comprehensive loss	(13.6)	(28.9)
Accumulated deficit	(544.3)	(536.4)
Total Stockholders’ Equity	2,092.9	2,071.2
Total Liabilities and Stockholders’ Equity	$3,346.0	$3,443.8

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Operations

(in millions, except per share amounts)

	Year Ended May 31,
	2026	2025	2024
Revenues
Product revenues	$768.2	$797.4	$821.8
Service revenues	102.2	97.3	102.4
Total Revenues	870.4	894.7	924.2
Cost of Revenues
Cost of product revenues	398.8	411.5	401.1
Cost of service revenues	63.1	61.8	59.2
Total Cost of Revenues	461.9	473.3	460.3
Gross Profit	408.5	421.4	463.9
Operating Expenses
Sales and marketing	166.6	183.8	182.9
General and administrative	245.1	218.2	199.9
Goodwill impairment	—	1,059.3	—
Research and development	18.4	21.1	22.5
Total Operating Expenses	430.1	1,482.4	405.3
Operating (Loss) Income	(21.6)	(1,061.0)	58.6
Other Income (Expense)
Interest expense, net	(57.6)	(68.5)	(67.0)
Gain on sale of business	76.4	—	—
Other, net	(6.2)	(3.6)	(5.9)
Total Other Income (Expense)	12.6	(72.1)	(72.9)
Loss Before Taxes	(9.0)	(1,133.1)	(14.3)
Income Tax Benefit	(1.1)	(41.1)	(4.9)
Net Loss	$(7.9)	$(1,092.0)	$(9.4)
Net Loss Per Share
Basic	$(0.04)	$(5.03)	$(0.04)
Diluted	$(0.04)	$(5.03)	$(0.04)
Weighted Average Shares Outstanding
Basic	217.5	216.9	216.5
Diluted	217.5	216.9	216.5

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in millions)

	Year Ended May 31,
	2026	2025	2024
Net Loss	$(7.9)	$(1,092.0)	$(9.4)
Other comprehensive income
Foreign currency translations gain (loss)	14.5	4.2	(1.6)
Unrealized gain on marketable securities (1)	—	—	0.9
Unrealized gain (loss) on derivative instruments (2)	0.8	(3.1)	3.9
Other comprehensive income, net of tax:	15.3	1.1	3.2
Total comprehensive income (loss)	$7.4	$(1,090.9)	$(6.2)

(1) Amounts are net of tax of $0.3 million during the twelve months ending May 31, 2024.

(2) Amounts are net of tax of $0.2 million, ($1.0) million, and $1.2 million, during the twelve months ending May 31, 2026, 2025, and 2024 respectively.

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Stockholders’ Equity

(in millions)

			Additional		Retained Earnings
	Common Stock		Paid-in		(Accumulated	Total
	Shares	Amount	Capital	AOCI	Deficit)	Equity
May 31, 2023	216.2	$34.6	$2,567.8	$(33.2)	$565.0	$3,134.2
Share-based compensation expense	—	—	13.8	—	—	13.8
Exercise of options and RSUs	0.2	0.1	—	—	—	0.1
Issuance of shares under employee stock purchase plan	0.2	—	2.3	—	—	2.3
Net loss	—	—	—	—	(9.4)	(9.4)
Other comprehensive income	—	—	—	3.2	—	3.2
May 31, 2024	216.6	$34.7	$2,583.9	$(30.0)	$555.6	$3,144.2
Share-based compensation expense	—	—	17.3	—	—	17.3
Exercise of options and RSUs	0.3	—	(1.5)	—	—	(1.5)
Issuance of shares under employee stock purchase plan	0.1	—	2.1	—	—	2.1
Net loss	—	—	—	—	(1,092.0)	(1,092)
Other comprehensive income	—	—	—	1.1	—	1.1
May 31, 2025	217.0	$34.7	$2,601.8	$(28.9)	$(536.4)	$2,071.2
Share-based compensation expense	—	—	13.4	—	—	13.4
Exercise of options and RSUs	0.4	0.1	(0.9)	—	—	(0.8)
Issuance of shares under employee stock purchase plan	0.3	—	1.7	—	—	1.7
Net loss	—	—	—	—	(7.9)	(7.9)
Other comprehensive income	—	—	—	15.3	—	15.3
May 31, 2026	217.7	$34.8	$2,616.0	$(13.6)	$(544.3)	$2,092.9

See accompanying notes to consolidated financial statements.

Neogen Corporation

Consolidated Statements of Cash Flows

(in millions)

	Year Ended May 31,
	2026	2025	2024
Cash Flows provided by Operating Activities
Net loss	$(7.9)	$(1,092.0)	$(9.4)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	116.3	119.5	116.7
Deferred income taxes	(24.3)	(57.8)	(27.4)
Share-based compensation	13.4	17.3	13.8
Loss on disposal of property and equipment	1.2	—	1.1
Amortization of debt issuance costs	2.0	3.2	3.4
Goodwill and other asset impairment	—	1,068.7	0.6
Loss on refinancing and extinguishment of debt	0.4	1.9	—
Right of use asset amortization	5.6	6.2	4.5
Gain on sale of business	(76.4)	—	—
Other	0.8	(2.8)	4.7
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	6.8	11.6	(20.1)
Inventories, net	38.2	(16.1)	(55.9)
Prepaid expenses and other current assets	(6.7)	(1.5)	11.1
Accounts payable and accrued liabilities	19.8	(0.4)	13.8
Changes in other non-current assets and non-current liabilities	(6.0)	0.4	(21.6)
Net Cash provided by Operating Activities	83.2	$58.2	$35.3
Cash Flows provided by (used for) Investing Activities
Purchase of property, equipment and other non-current intangible assets	(51.3)	(104.6)	(111.4)
Proceeds from the maturities of marketable securities	—	0.3	82.0
Proceeds from sale of business, net of cash divested	121.7	—	—
Proceeds from the sale of property and equipment and other	0.1	5.1	0.1
Net Cash provided by (used for) Investing Activities	70.5	$(99.2)	$(29.3)
Cash Flows (used for) provided by Financing Activities
Issuance of shares related to equity compensation and employee stock purchase plan shares	1.6	2.2	2.4
Tax payments related to share-based awards	(0.9)	(1.5)	(0.1)
Proceeds from issuance of long-term debt	—	450.0	—
Repayment of long-term debt	(100.0)	(550.0)	—
Proceeds from issuance of revolving credit facility	—	100.0	—
Debt issuance costs paid	—	(2.0)	—
Repayment of finance lease and other	(0.1)	(0.3)	(0.4)
Net Cash (used for) provided by Financing Activities	(99.4)	$(1.6)	$1.9
Effects of Foreign Exchange Rate on Cash	2.2	1.0	(0.5)
Net Increase (Decrease) in Cash and Cash Equivalents	56.5	(41.6)	7.4
Cash and Cash Equivalents, Beginning of Year	129.0	170.6	163.2
Cash and Cash Equivalents, End of Year	$185.5	$129.0	$170.6
Supplementary Cash Flow Information
Cash paid for interest	$58.3	$68.1	$73.2
Property and equipment obtained for noncash consideration	$—	$0.9	$—
Income taxes paid, net of refunds	$17.7	$26.5	$22.3

See accompanying notes to consolidated financial statements.

NEOGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

1.
Summary of Significant Accounting Policies

Organization

Neogen Corporation and subsidiaries ("Neogen," "we," "our," or the "Company") develop, manufacture and market a diverse line of products and services dedicated to food and animal safety. Our Food Safety segment consists primarily of diagnostic test kits and complementary products (e.g., culture media) sold to food producers and processors to detect dangerous and/or unintended substances in human food and animal feed. Our Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, insect control products and genomics testing services for the worldwide animal safety market.

Basis of Consolidation

The consolidated financial statements include the accounts of Neogen Corporation and its subsidiaries, all of which are wholly owned as of May 31, 2026.

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

Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand accounts, savings deposits, certificates of deposit and commercial paper with original maturities of 90 days or less. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. Cash held by foreign subsidiaries was $110.3 million and $58.5 million at May 31, 2026 and 2025, respectively.

Functional Currency

Our functional currency is the U.S. dollar. We translate our non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in other (expense) income on our consolidated statements of operations. During fiscal years 2026, 2025 and 2024, the Company incurred $5.8 million, $3.7 million, and $5.2 million of foreign currency losses, respectively.

Derivative Financial Instruments

The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates and changes in interest rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, the Company enters into derivative financial instruments in the form of foreign currency exchange forward contracts with a major financial institution and has also entered into interest rate swap contracts as an economic hedge against changes in interest rates. Management settles its foreign currency forward contracts monthly with its one counterparty. There are no collateral or margin requirements as part of these forward contracts. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. For the Company's interest rate swap derivative, the Company designated it as a cash flow hedge in accordance with its established policy. The interest rate swap derivative is a bilateral agreement with no margin requirements. Each reporting period, derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The change in fair value is recorded in accumulated other comprehensive losses, and amounts are reclassified into interest expense on the consolidated statements of operations when transactions are realized. Derivatives that are not designated as hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments which potentially subject Neogen to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit histories before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable. As of May 31, 2026, 2025, and 2024, accounts receivable, net was $146.8 million, $153.4 million, and $173.0 million respectively. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Once a receivable balance has been determined to be uncollectible, generally after all collection efforts have been exhausted, that amount is charged against the allowance for credit losses. The provision is recorded within operating expenses on the consolidated statements of operations. No customer accounted for more than 10% of accounts receivable as of May 31, 2026 or 2025, respectively. The activity in the allowance for credit losses was as follows:

	Year Ended May 31,
	2026	2025	2024
Beginning Balance	$5.4	$4.1	$2.8
Provision	0.7	3.3	1.7
Recoveries	—	(0.2)	(0.2)
Write-offs	(1.6)	(1.6)	(0.2)
Reclass to held for sale (1)	(0.5)	(0.2)	—
Ending Balance	$4.0	$5.4	$4.1

(1) This is allowance for credit losses reclassified to the Company's held for sale entities. See Note 4. "Assets Held for Sale and Divestiture" for further detail.

Inventories

Inventories are stated at the lower of cost or net realizable value, determined on the first-in, first-out method. The components of inventories were as follows:

	Year Ended May 31,
	2026	2025
Raw Materials	$51.1	$65.7
Work-in-process	8.0	11.2
Finished goods	102.4	130.4
Inventory reserve	(17.2)	(16.5)
Inventory, net	$144.3	$190.8

The Company’s inventories are analyzed for slow moving, expired and obsolete items on a quarterly basis and the inventory reserve is adjusted as required within cost of revenues.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expenses as incurred. Depreciation is provided on the straight line method over the estimated useful lives of the respective assets, which are generally 7 to 39 years for buildings and improvements, and 3 to 10 years for furniture, fixtures, computers and machinery and equipment. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Depreciation expense was $24.4 million, $25.6 million, and $21.8 million in fiscal years 2026, 2025, and 2024, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses after amounts are allocated to other identifiable intangible assets. The Company's business is organized into two operating segments: Food Safety and Animal Safety. Under goodwill guidance, management determined that each of its segments represents a reporting unit. Other intangible assets include customer relationships, trademarks, licenses, trade names, developed technology, covenants not-to-compete and patents. Customer relationships intangibles are amortized on either an accelerated or straight line basis, reflecting the pattern in which the economic benefits are consumed, while all other amortizable intangibles are amortized on a straight line basis. Intangibles are amortized over 2 to 25 years.

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

All definite-lived intangibles are amortized on a straight line basis with the exception of definite-lived customer relationships intangibles and product and service-related intangibles, which are amortized on either a straight line or an accelerated basis. Amortizable other intangible assets are tested for impairment when indications of impairment exist. If the carrying amounts of these assets are deemed to be less than fair value based upon a discounted cash flow analysis, such assets are reduced to their estimated fair value, and a charge is recorded to operations.

Long-lived Assets

Management reviews the carrying values of its long-lived assets to be held and used, including definite-lived intangible assets, for possible impairment whenever events or changes in business conditions warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows over the remaining useful life of the asset are less than the carrying value of the asset. In such an event, the asset is written down to its fair value, and an impairment loss is recognized for the amount by which the carrying value exceeds the asset's fair value.

Equity Compensation Plans

At May 31, 2026, the Company had stock award plans which are described more fully in Note 9 to the consolidated financial statements.

We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost as compensation expense on a straight line basis over the requisite service period and reverse compensation expense due to forfeitures as they occur. Our stock-based compensation expense is reflected in general and administrative expenses in our consolidated statements of operations.

Research and Development Costs

Research and development costs, which consist primarily of compensation costs, administrative expenses and new product development, among other items, are expensed as incurred.

Advertising Costs

Advertising costs are expensed within sales and marketing as incurred and totaled $3.2 million, $4.1 million, and $3.3 million in fiscal years 2026, 2025 and 2024, respectively.

Leases

The Company recognizes, in the consolidated balance sheets, a liability for making lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We recognized all leases with terms greater than 12 months in duration on our consolidated balance sheets as right-of-use assets and lease liabilities. Right-of-use assets are recorded in other assets on our consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on our consolidated balance sheets.

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

The performance obligations in Neogen’s contracts are generally satisfied well within one year of contract inception. In such cases, management has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Management has elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would otherwise have been deferred and amortized is one year or less. We account for shipping and handling for products as a fulfillment activity when goods are shipped. Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenues, while the related expenses incurred by Neogen are recorded in sales and marketing expense. These expenses totaled $25.1 million, $29.7 million, and $25.3 million, in fiscal years 2026, 2025 and 2024, respectively. Revenue is recognized net of any tax collected from customers. The taxes are subsequently remitted to governmental authorities. Our terms and conditions of sale generally do not provide for returns of product or reperformance of service except in the case of quality or warranty issues. While these situations are infrequent and due to immateriality of the amount, warranty claims are recorded in the period incurred.

During the fiscal years ended May 31, 2026, 2025 and 2024, no single customer or distributor accounted for 10% or more of our revenues.

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

Restructuring

The Company accounts for restructuring activities in accordance with ASC 420. Restructuring charges may include employee termination benefits, contract termination costs, facility closure costs, and other exit-related costs associated with approved restructuring plans. The Company recognizes restructuring-related liabilities when they are incurred and the amounts are reasonably estimable. Any subsequent changes to estimates are recorded in the period identified.

New Accounting Pronouncements Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this pronouncement and provided required disclosures in Note 14 "Segment Information" to the consolidated financial statements. The Company adopted the interim requirements on June 1, 2025.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company adopted this accounting standard on a prospective basis for our fiscal year 2026 annual reporting and provided required disclosures in Note 10 "Income Taxes" to the consolidated financial statements.

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

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which defines government grants and establishes recognition, measurement and presentation guidance for government grants received by business entities, including a grant related to an asset and a grant related to income. The amendments in the update require that received government grants should not be recognized until it is probable that a business entity will comply with the conditions of the grant, the grant will be received and the business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments in this update are effective for interim and annual periods beginning after December 15, 2028, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.

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
•
Consumable products marketed to veterinarians, retailers, livestock producers and animal health product distributors; and
•
Rodent control products and insect control products to assist in the control of rodents, insects and disease in and around agricultural, food production and other facilities.

Service revenue consists primarily of:

•
Genomic identification and related interpretive bioinformatic services; and
•
Other commercial laboratory services.

Payment terms for products and services are generally 30 to 90 days.

The following table summarizes contract liabilities by period:

	Year Ended May 31 ,
	2026	2025
Beginning balance	$5.6	$4.6
Additions	10.2	12.7
Recognized into revenue	(11.2)	(11.7)
Reclassified to held for sale (1)	(1.0)	—
Ending balance	$3.6	$5.6

(1) Represents deferred revenue reclassified to the Company's held for sale entities. See Note 4 "Assets Held for Sale and Divestiture" for further detail.

The following table presents disaggregated revenue by major product and service categories for the years ended May 31, 2026, 2025 and 2024:

	Year Ended May 31,
	2026	2025	2024
Food Safety:
Natural Toxins & Allergens	$77.5	$77.0	$82.2
Bacterial & General Sanitation	175.4	164.8	171.2
Indicator Testing & Culture Media	332.7	312.2	322.0
Rodent Control, Insect Control & Disinfectants	18.2	47.0	43.0
Genomics Services	24.6	23.4	24.3
Other	12.7	13.7	12.6
	$641.1	$638.1	$655.3
Animal Safety:
Life Sciences	$6.6	$6.5	$6.5
Veterinary Instruments & Disposables	56.9	61.5	65.8
Animal Care & Other	29.3	34.7	37.0
Rodent Control, Insect Control & Disinfectants	68.9	88.1	88.7
Genomics Services	67.6	65.8	70.8
	$229.3	$256.6	$268.9
Total Revenue	$870.4	$894.7	$924.2

3. Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed using the treasury stock method by dividing net loss by the weighted average number of shares of common stock outstanding. The following table presents the net loss per share calculations:

	Year Ended May 31,
	2026	2025	2024
Numerator for basic and diluted net loss per share — Net Loss	$(7.9)	$(1,092.0)	$(9.4)
Denominator for basic net loss per share — Weighted average shares	217.5	216.9	216.5
Effect of dilutive stock options and restricted stock units	—	—	—
Denominator for diluted net loss per share	217.5	216.9	216.5
Net loss attributable per share
Basic	$(0.04)	$(5.03)	$(0.04)
Diluted	$(0.04)	$(5.03)	$(0.04)

Certain outstanding options and restricted stock units ("RSUs") were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Year Ended May 31,
	2026	2025	2024
Anti-dilutive options and RSUs excluded from EPS Computation (1)	1.0	0.1	0.3

(1) Due to the net loss in fiscal years 2026, 2025 and 2024, the dilutive stock options and RSUs were anti-dilutive.

4. Assets Held for Sale and Divestiture

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

On March 2, 2026, Neogen Corporation announced that it had entered into a definitive agreement to sell its Genomics business to Zoetis Inc., a global animal health company, for $160.0 million. The transaction is subject to customary closing conditions and regulatory approvals, and the parties continue to work toward a closing by the end of the first half of fiscal year 2027. In July 2026, the Australian Competition and Consumer Commission (ACCC) and the New Zealand Commerce Commission (NZCC) each announced that they are moving their respective reviews of the Company’s proposed genomics divestiture into the second phase of review.

The major classes of assets and liabilities held for sale of the Genomics business were as follows:

May 31, 2026
Accounts receivable, net	$3.8
Inventory, net	10.3
Prepaid expenses and other current assets	1.5
Property and equipment, net	20.1
Right of use assets	0.9
Goodwill	19.4
Amortizable intangible assets, net	7.9
Other non-current assets	4.1
Total assets held for sale	$68.0

Accounts payable	$0.9
Accrued compensation	2.0
Other liabilities	3.7
Total liabilities held for sale	$6.6

Cleaners and Disinfectants

In the first quarter of fiscal year 2026, we completed the sale of the Cleaners and Disinfectants ("C&D") business to Kersia Group ("Kersia"). We received total consideration of $121.7 million in cash at closing, net of cash divested, plus additional contingent consideration of up to $3.5 million (the “Earnout Payment”) based on revenue performance of the divested business during the 12-month period following the closing date. The Earnout Payment is subject to reduction if certain revenue thresholds, as defined in the purchase agreement, are not achieved. During the three months ended August 31, 2025, we recognized a gain on the sale of the business of $76.4 million, which is included in “Gain on sale of business” within the Consolidated Statements of Operations. In addition, at closing, we also entered into transition service and transition distribution agreements with Kersia, which require us to provide services to Kersia during the transition period. Related to the transition distribution agreements, for performance obligations for which we act as an agent, we record revenue as the net amount of our gross billings less amounts remitted to Kersia. For performance obligations for which we act as principal, we record the gross amount billed to the customer as revenue. We recorded a liability representing the fair value of the services we expect to provide of $1.7 million within other current liabilities related to these agreements, which will be expensed to Other, net over a 12-month period following the closing date. Of this amount, $1.5 million was recognized as income during fiscal year 2026.

5. Leases

We lease various manufacturing, laboratory, warehousing and distribution facilities, administrative and sales offices, equipment and vehicles under operating and finance leases.

Supplemental balance sheet information related to operating and finance leases was as follows:

	Year Ended May 31,
	2026	2025
Rights of use - non-current assets	$16.6	$17.2
Lease liabilities - other current liabilities	$4.7	$5.6
Lease liabilities - non-current liabilities	$13.6	$12.9
Property and equipment	$—	$2.4
Current portion of finance lease	$—	$2.4

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year Ended May 31,
	2026	2025
Operating Leases
Weighted average remaining lease term	6.3 years	6.5 years
Weighted average discount rate	6.7%	6.0%

Financing Lease
Weighted average remaining lease term	—	0.3 years
Weighted average discount rate	—	6.1%

Operating lease expenses are classified as cost of revenues or operating expenses on the consolidated statements of operations. The components of lease expense were as follows:

	Year Ended May 31,
	2026	2025
Operating leases	$5.6	$6.2
Short term leases	0.6	0.7
Financing lease expense:
Amortization of asset	0.1	0.3
Interest on lease liability	—	—
Total lease expense	$6.3	$7.2

Supplemental cash flow information is as follows:

	Year Ended May 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.5	$5.7	$4.7
Operating cash flows for finance leases	$—	$—	$—
Financing cash flows for finance leases	$0.1	$0.3	$0.2
ROU assets obtained in exchange for lease obligations:
Operating leases	$5.9	$7.1	$5.6
Finance leases	$—	$—	2.6

Future lease payments as of May 31, 2026 are as follows:

Operating
Years ending May 31, 2026	Leases
2027	$6.4
2028	4.7
2029	2.8
2030	1.9
2031	1.3
2032 and thereafter	7.3
Total lease payments	$24.4
Less: imputed interest (1)	(5.4)
Total lease liabilities (1)	$19.0

(1) Includes leases that were reclassified as held for sale as of May 31, 2026.

As of May 31, 2026, the Company had additional leases, primarily for real estate and equipment that have not yet commenced with undiscounted lease payments of approximately $1.8 million. The leases are expected to commence in the first half of fiscal year 2027 with lease terms up to seven years.

6. Goodwill and Other Intangible Assets

Goodwill

Management completed the annual impairment analysis of goodwill using a third-party quantitative assessment as of March 1, 2026. Management utilized a third-party to quantitatively assess its Food Safety and Animal Safety reporting units. Based on the results of the analysis, the fair value of the Food Safety and Animal Safety reporting units exceeded their carrying values as of March 1, 2026. Therefore, the annual impairment analysis resulted in no impairment for 2026.

In the second quarter of fiscal year 2025, the Company identified that the impact of integration challenges and end market conditions on the recent overall financial performance of the Food Safety reporting unit represented a triggering event to test goodwill within that reporting unit for impairment as of the first day of the second quarter of fiscal year 2025. Management utilized a third-party to quantitatively assess its Food Safety reporting unit. Based on the results of the analysis, the carrying value of the Food Safety reporting unit exceeded its fair value. Accordingly, an impairment charge of $461.4 million was recorded. Differences in the balance sheet change and impairment charge are due to foreign exchange.

Management also completed the annual impairment analysis of goodwill using a third-party quantitative assessment as of March 1, 2025. Management utilized a third-party to quantitatively assess its Food Safety and Animal Safety reporting units. Based on the results of the analysis, the carrying value of the Food Safety and Animal Safety reporting units exceeded its fair value as of March 1, 2025. Accordingly, impairment charges of $584.8 million and $13.1 million were recorded for the Food Safety and Animal Safety reporting units, respectively. The fourth quarter impairment charges were primarily caused by overall financial performance. Differences in the balance sheet change and impairment charge are due to foreign exchange.

The annual impairment analysis resulted in no impairment for 2024.

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

The following table summarizes goodwill by reportable segment:

	Food Safety	Animal Safety	Total
Balance, May 31, 2024	$2,054.2	$81.4	$2,135.6
Impairment	(1,045.3)	(13.1)	(1,058.4)
Foreign currency translation and other (1)	(12.0)	(0.3)	(12.3)
Balance, May 31, 2025	$996.9	$68.0	$1,064.9
Foreign currency translation and other (1)	5.2	(22.9)	(17.7)
Balance, May 31, 2026	$1,002.1	$45.1	$1,047.2

(1) Other includes goodwill related to held for sale entities, which was reclassified within Assets held for sale.

Intangible Assets

Definite-lived intangible assets consisted of the following and are included in amortizable intangible assets within the consolidated balance sheets:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$15.0	$7.1	$7.9
Covenants not to compete	0.3	0.2	0.1
Patents	9.0	4.6	4.4
Customer relationships intangibles	1,222.1	250.9	971.2
Trade names and trademarks	118.2	22.0	96.2
Developed technology	306.6	82.5	224.1
Other product and service-related intangibles	15.7	1.6	14.1
Balance, May 31, 2026	$1,686.9	$368.9	$1,318.0

Licenses	$15.6	$7.8	$7.8
Covenants not to compete	0.4	0.3	0.1
Patents	8.9	4.4	4.5
Customer relationships intangibles	1,231.9	196.7	1,035.2
Trade names and trademarks	119.2	16.4	102.8
Developed technology	307.9	62.3	245.6
Other product and service-related intangibles	16.4	1.9	14.5
Balance, May 31, 2025	$1,700.3	$289.8	$1,410.5

Amortization expense for intangibles totaled $91.8 million, $93.9 million, and $94.9 million in fiscal years 2026, 2025, and 2024, respectively. During fiscal year 2024, the Company recorded an impairment of $0.6 million to its amortizable licenses related to discontinued product lines.

Estimated amortization expense for fiscal years: 2027—$93.9 million, 2028—$93.0 million, 2029—$89.4 million, 2030—$88.4 million, 2031—$87.8 million, 2032 and thereafter—$865.5 million

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

7. Restructuring

The Company regularly evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of its operations. In the second quarter of fiscal year 2026, management initiated a restructuring plan to right-size our cost base through a reduction of approximately 10% in global headcount, including both existing and planned positions, as well as additional non-labor cost reductions. As of May 31, 2026, the Company has incurred cumulative restructuring charges of $6.7 million for the fiscal year 2026 restructuring plan, which is completed. In the second quarter of fiscal year 2025, management initiated a restructuring plan primarily designed to focus the end market exposure and streamline operations of the Company's global genomics business, which was completed as of May 31, 2025.

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

Restructuring charges by segment were as follows:

	Year ended May 31,
	2026	2025
Food Safety	$3.4	$2.2
Animal Safety	0.6	7.4
Corporate	3.0	1.5
Total	$7.0	$11.1

Restructuring activity for the twelve months ended May 31, 2026 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2025	$0.8	$—	$0.8
Expense	7.1	(0.1)	7.0
Cash Payments	(7.3)	—	(7.3)
Asset impairments and other (1)	—	0.1	0.1
Balance as of May 31, 2026	$0.6	$—	$0.6

(1) Asset impairments relate to charges incurred by the Company's Animal Safety operating segment and global genomics business.

8. Long-Term Debt

The Company’s long-term debt consists of the following:

	May 31, 2026	May 31, 2025
Term Loan	$405.0	$450.0
Senior Notes	346.5	350.0
Revolver Facility	48.5	100.0
Finance Lease	—	2.4
Total debt and finance lease	800.0	902.4
Less: Current portion	—	(19.3)
Total non-current debt	800.0	883.1
Less: Unamortized debt issuance costs	(6.3)	(8.3)
Total non-current debt, net	$793.7	$874.8

Credit Facilities

On June 30, 2022, Neogen Food Safety Corporation entered into a credit agreement consisting of a five-year senior secured term loan facility (“term loan facility”) in the amount of $650.0 million and a five-year senior secured revolving facility (“revolving facility”) in the amount of $150.0 million to fund the acquisition of 3M's Food Safety Division ("the FSD transaction"). In fiscal year 2023, the Company made $100.0 million in prepayments on the term loan facility. During fiscal year 2026, the Company repaid $51.5 million of outstanding principal under its Revolving Credit Facility, made $45.0 million of prepayments on its Term Loan, and repurchased $3.5 million of Senior Notes through open-market transactions. The Term Loan prepayments resulted in an extinguishment loss of $0.4 million related to unamortized debt issuance costs.

In April 2025, Neogen Food Safety Corporation entered into the Amendment No. 1 and Refinancing Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the existing credit agreement, dated June 30, 2022. The Refinancing Amendment, among other things, provides for (i) a new tranche of senior secured term loans in an aggregate principal amount of $450.0 million (the “2025 Term Loans”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”), against which $100.0 million has been drawn (the “2025 Revolving Facility”). The 2025 Term Loans will mature on April 4, 2030. The 2025 Revolving Facility will terminate on the earlier of April 4, 2030, or the date on which the revolving commitments under the 2025 Revolving Facility are terminated. The Refinancing Amendment lowered the spread on the term loan and revolver facility borrowings from 2.35% to 1.75% based on a net leverage ratio being greater than 3.0 to 1.0.

The Refinancing Amendment reduced the syndicate of lenders for the 2025 Term Loans, which resulted in an accounting for debt extinguishment for seven lenders and resulted in an extinguishment loss of $1.9 million. For the remaining existing lenders, the Refinancing Amendment was accounted for as a debt modification. As a result of the Refinancing Amendment, the Company incurred total debt financing fees of $2.8 million, of which $2.0 million has been deferred and amortized over the contractual life of the loans to interest expense using the straight line rate method and $0.8 million has been recorded to general and administrative expenses.

The Credit Facilities bear interest based on term SOFR plus an applicable margin which ranges between 137.5 to 175 basis points, determined for each interest period and paid monthly. During the twelve months ended May 31, 2026, the interest rates ranged from 5.37% to 6.10% per annum.

The Company has a $250.0 million revolving credit facility, against which $48.5 million has been drawn, with any amount outstanding to be repaid on or before the termination date of the revolving commitments. As of May 31, 2026 and May 31, 2025, the Company incurred $3.5 million and $1.0 million of interest expense related to the drawn revolving credit facility.

In fiscal year 2025, debt issuance costs of $1.0 million were incurred related to the 2025 revolving facility. As part of the Refinancing Amendment, $0.4 million was recorded as an extinguishment cost, which reduced the outstanding debt issuance costs. Collectively, these outstanding debt issuance costs are being amortized as interest expense in the consolidated statements of operations over the contractual life of the revolving facility using the straight line method. Amortization of the deferred debt issuance costs for the revolving facility was $0.3 million and $0.5 million during the twelve months ended May 31, 2026 and 2025, respectively. As of May 31, 2026 and May 31, 2025, the Company had $1.3 million and $1.7 million, respectively, of unamortized debt issuance costs.

The Company must pay an annual commitment fee ranging from 0.15% and 0.25% on the unused portion of the revolving facility, paid quarterly. As of May 31, 2026, the commitment fee was 0.25%. During the twelve months ended May 31, 2026 and 2025, $0.5 million was recorded in each year as interest expense in the consolidated statements of operations.

There was $0.1 million accrued interest on the term loan as of May 31, 2026 and May 31, 2025, respectively. In fiscal year 2025, the Company incurred additional debt issuance costs of $1.0 million related to the Refinancing Amendment. As part of the Refinancing Amendment, $1.6 million was recorded as an extinguishment cost, which reduced the outstanding debt issuance costs. Collectively, these outstanding debt issuance costs are being amortized over the contractual life of the loan to interest expense using the straight-line method. The amortization of deferred debt issuance costs of $0.8 million and interest expense of $24.1 million (excluding swap expense of $0.3 million) for the term loan was included in the consolidated statements of operations during the twelve months ended May 31, 2026. The amortization of deferred debt issuance costs of $1.9 million and interest expense of $38.1 million (excluding swap credit of $1.5 million) for the term loan was included in the consolidated statements of operations during the twelve months ended May 31, 2025. As of May 31, 2026 and May 31, 2025, the Company had $2.9 million and $4.1 million, respectively, of unamortized debt issuance costs.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of May 31, 2026, the Company was in compliance with its debt covenants.

Senior Notes

On July 20, 2022, Neogen Food Safety Corporation closed on an offering of $350.0 million aggregate principal amount of 8.625% senior notes due in 2030 (the “Notes”) in a private placement at par. The Notes were initially issued by Neogen Food Safety Corporation to 3M and were transferred and delivered by 3M to the selling securityholder in the offering, in satisfaction of certain of 3M’s existing debt. Upon closing of the FSD transaction on September 1, 2022, the Notes became guaranteed on a senior unsecured basis by the Company and certain wholly owned domestic subsidiaries of the Company.

The Company determined that the redemption features of the Notes did not meet the definition of a derivative and thus does not require bifurcation from the host liability and accordingly has accounted for the entire instrument at amortized cost.

Accrued interest on the Notes was $10.9 million as of May 31, 2026. Accrued interest on the Notes was $11 million as of May 31, 2025. These amounts were included in current liabilities on the consolidated balance sheets. In fiscal year 2023, the Company incurred total debt issuance costs of $6.7 million, which is recorded as an offset to the Notes and amortized over the contractual life of the Notes to interest expense using the straight line method. The amortization of deferred debt issuance costs of $0.8 million in each fiscal year and interest expense of $29.9 million and $30.2 million for the Notes was included in the consolidated statements of operations during the twelve months ended May 31, 2026 and May 31, 2025, respectively. As of May 31, 2026 and May 31, 2025, the Company had $3.4 million and $4.2 million, respectively, of unamortized debt issuance costs.

There are no additional required principal payments for the Term Loan until the second quarter of fiscal year 2028. The expected maturities associated with the Company’s outstanding debt as of May 31, 2026, were as follows:

Fiscal Year	Amount
2027	$—
2028	16.9
2029	22.5
2030	414.1
2031	346.5
Thereafter	—
Total	$800.0

Finance Lease

The finance lease was a building lease that was classified within property and equipment and the current portion of debt on the consolidated balance sheets as of May 31, 2025. There were no finance leases as of May 31, 2026.

Subsequent Event

In June 2026, the Company made $20.0 million of prepayments on its Term Loan. Based on this prepayment, there are no additional required principal payments for the Term Loan until the first quarter of fiscal year 2029.

9. Equity Compensation Plans and Other Incentive Compensation

The Company’s long-term incentive plans allow for the grant of various types of share-based awards to officers, directors and other key employees of the Company. Remaining shares available for grant under share-based compensation plans were 11.5 million at May 31, 2026, 13.8 million shares at May 31, 2025, and 16.8 millions at May 31, 2024. Compensation expense related to share-based awards was $13.4 million, $17.3 million, and $13.8 million in fiscal years 2026, 2025 and 2024, respectively.

Options

Incentive and non-qualified options to purchase shares of common stock have been granted under the terms of the 2018 and 2023 Omnibus Incentive Plans. These options were granted at an exercise price equal to the closing price of the common stock on the date of grant. Options vest ratably over three and five year periods and the contractual terms are generally five, seven or ten years. The fair value of the options was estimated at the date of the grant using the Black-Scholes option pricing model.

(option amounts in millions)	Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Outstanding at May 31, 2023 (1.4 exercisable)	4.2	$25.56	$6.51
Granted	1.9	15.43	5.98
Exercised	—	13.61	4.44
Forfeited	(1.2)	30.27	7.26
Outstanding at May 31, 2024 (1.5 exercisable)	4.9	20.41	6.12
Granted	2.0	15.47	4.96
Exercised	—	14.50	4.59
Forfeited	(1.0)	27.92	7.10
Outstanding at May 31, 2025 (2.1 exercisable)	5.9	17.51	5.56
Granted	6.2	5.93	2.20
Exercised	0.1	5.43	2.11
Forfeited	(4.5)	14.31	4.61
Outstanding at May 31, 2026 (2.7 exercisable)	7.7	$10.05	$3.35

The following is a summary of stock options outstanding at May 31, 2026:

	Options Outstanding			Options Exercisable
		Average Contractual	Weighted-Average		Weighted-Average
(option amounts in millions)		Life	Exercise		Exercise
Range of Exercise Price	Number	(in years)	Price	Number	Price
$5.14 - $15.00	6.1	7.8	$7.48	1.2	$12.55
$15.01 - $25.00	1.3	2.5	16.24	1.2	16.23
$25.01 - $35.00	0.1	0.9	28.72	0.1	28.73
$35.01 - $42.46	0.2	0.4	41.00	0.2	41.01
	7.7	6.7	$10.05	2.7	$16.66

The weighted average exercise price of shares subject to options that were exercisable at May 31, 2025 and 2024 was $19.53 and $26.11, respectively.

Remaining compensation cost to be expensed in future periods for non-vested options was $9.0 million at May 31, 2026, with a weighted average expense recognition period of 2.4 years.

	Year Ended May 31,
	2026	2025	2024
Aggregate intrinsic value of options outstanding	$14.5	$0.1	$0.1
Aggregate intrinsic value of options exercisable	$0.4	$—	$—
Aggregate intrinsic value of options exercised	$0.4	$—	$—

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended May 31,
	2026	2025	2024
Risk-free interest rate	3.7%	3.7%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock volatility	43.4%	38.1%	37.3%
Expected option life	3.8 years	3.4 years	4.5 years

The risk-free interest rate for periods within the expected life of options granted is based on the U.S. Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data. We include recent historical experience in estimating our forfeitures. As employees terminate, grant tranches expire.

Restricted Stock Units

The Company granted restricted stock units (RSUs) under the terms of the 2018 and 2023 Omnibus Incentive Plans, which vest ratably over three and five year periods. The fair value of the RSUs is determined based on the closing price of the common stock on the date of grant. The remaining weighted-average period for the Company's outstanding RSUs is 1.3 years. On May 31, 2026, there was $8.2 million in unamortized compensation costs related to non-vested RSUs. The fair value of restricted stock units vested during fiscal years 2026, 2025 and 2024 was $8.1 million, $5.2 million, and $3.8 million, respectively.

(RSU amounts in millions)	RSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2023	0.8	$19.30
Granted	0.6	15.55
Released	(0.2)	18.53
Forfeited	(0.2)	19.98
Outstanding at May 31, 2024	1.0	$17.17
Granted	0.5	15.49
Released	(0.4)	16.89
Forfeited	(0.1)	17.47
Outstanding at May 31, 2025	1.0	$16.25
Granted	1.5	6.00
Released	(0.5)	15.82
Forfeited	(0.5)	12.82
Outstanding at May 31, 2026	1.5	$7.29

Performance Stock Units

The Company granted performance stock units (PSUs) under the terms of the 2023 Omnibus Incentive Plan, which cliff vest after a three year performance period. The performance units contain an additional market condition and were fair valued utilizing a Monte Carlo simulation. The actual number of PSUs that will vest, which may range from 0% to 240% of the target award amount, depends on the Company’s achievement of target performance goals and market outcomes related to the Company’s revenue growth, adjusted EBITDA margin expansion, free cash flow conversion, and total shareholder return over a performance period.

The remaining weighted-average period for the Company's outstanding PSUs is 2.0 years. On May 31, 2026, there was $3.6 million in unamortized compensation cost related to non-vested PSUs.

(PSU amounts in millions)	PSUs	Weighted Average Grant Date Fair Value
Outstanding at May 31, 2025	—	$—
Granted	1.3	6.28
Vested	—	—
Forfeited	(0.4)	5.90
Outstanding at May 31, 2026	0.9	$6.45

Employee Stock Purchase Plan

The Company offers eligible employees the option to purchase common stock at a 5% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the 2021 Employee Stock Purchase Plan. The discount is recorded in general and administrative expense. Total individual purchases in any year are limited to 10% of compensation. Shares purchased by employees through this program were 0.3 million, 0.2 million, and 0.1 million in fiscal year 2026, 2025, and 2024, respectively. As of May 31, 2026, common stock totaling 0.3 million of the 1.0 million authorized shares remained reserved for issuance under the plan.

Defined Contribution Benefit Plan and Bonus Compensation

The Company maintains a defined contribution 401(k) benefit plan covering substantially all domestic employees. Employees are permitted to defer compensation up to IRS limits, with Neogen matching 100% of the first 3% of deferred compensation and 50% of the next 2% of deferred compensation. Our expense under this plan was $4.2 million, $3.7 million, and $3.4 million in fiscal years 2026, 2025 and 2024, respectively.

The Company also offers an annual bonus opportunity to certain employees, as an additional component of their compensation. Amounts are determined based on company performance and employee performance. The bonus amounts earned during fiscal year 2026 will be paid to employees in the first quarter of fiscal 2027. As of May 31, 2026 and 2025, the Company had an accrued bonus of $13.5 million and $1.8 million, respectively, recorded within accrued compensation on the consolidated balance sheets.

10. Income Taxes

Income before income taxes by source consists of the following amounts:

	Year Ended May 31,
	2026	2025	2024
U.S.	$(135.9)	$(1,026.6)	$(92.2)
Foreign	126.9	(106.5)	77.9
	$(9.0)	$(1,133.1)	$(14.3)

The provision for income taxes consists of the following:

	Year Ended May 31,
	2026	2025	2024
Current
Domestic
Federal	$1.0	$(0.6)	$6.8
Change in tax-related uncertainties	1.5	1.2	1.9
State	1.0	1.0	1.5
Foreign	19.7	14.1	14.4
Total Current	23.2	15.7	24.6
Deferred
Domestic
Federal	(22.6)	(37.7)	(22.4)
State	(3.6)	(3.4)	(4.9)
Foreign	1.9	(15.7)	(2.2)
Total Deferred	(24.3)	(56.8)	(29.5)
Income tax (benefit) expense	$(1.1)	$(41.1)	$(4.9)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, including the additional disclosure requirements as set forth in ASU 2023-09, which we adopted in fiscal year 2026 on a prospective basis is as follows:

	Year Ended May 31, 2026
	Amount	Percent
Federal statutory income tax expense and rate	$(1.9)	21.0%
State and local income taxes, net of federal income tax effect (1)	(1.5)	16.4%
Non-U.S. tax effects
Brazil
Statutory tax rate difference	1.6	(17.7%)
Other	0.4	(4.2%)
Canada
Changes in valuation allowances	(0.5)	5.0%
Other	0.1	(0.4%)
Ireland
Statutory tax rate difference	(2.0)	22.0%
Pillar Two	1.0	(10.5%)
Other	(0.3)	3.1%
Mexico
Statutory tax rate difference	0.5	(5.6%)
Switzerland
Statutory tax rate difference	(5.9)	65.4%
Cantonal Tax	3.4	(37.0%)
Other	(0.5)	5.3%
United Kingdom
Non-taxable gain adjustment	(5.0)	55.5%
Other	0.3	(3.7%)
Other foreign jurisdictions	2.0	(21.6%)
Effect of cross-border tax laws
Global intangible low-taxed income (net of foreign tax credits)	(0.2)	1.7%
Subpart F (net of foreign tax credits)	2.4	(26.4%)
Tax credits
R&D credits	(0.7)	7.7%
Equity- based compensation	2.7	(29.9%)
Officer compensation	0.6	(7.0%)
Changes in unrecognized tax benefits	1.5	(17.0%)
Other	0.9	(9.8%)
Income tax benefit	$(1.1)	12.4%

1 State and local taxes in California, Pennsylvania, and City of Lansing, Michigan accounted for the majority (greater than 50 percent) of the tax impact in this category.

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense based on the applicable guidance prior to the adoption of ASU 2023-09 is as follows:

	Year Ended May 31 ,
	2025	2024
Tax at U.S. statutory rate	$(237.9)	$(3.0)
Permanent differences	(1.5)	0.3
Global intangible low-taxed income (GILTI)	8.2	7.1
Foreign derived intangible income deduction (FDII)	(0.6)	(0.4)
Foreign rate differential	(2.3)	(4.0)
Goodwill impairment	202.8	—
Subpart F income	2.1	1.2
Tax-effect from stock-based compensation	2.6	2.2
Provision for state income taxes, net of federal benefit	(1.9)	(2.7)
Tax credits	(11.5)	(7.7)
Impact of tax rate changes	(1.0)	—
Change in tax-related uncertainties	1.3	1.9
Changes in valuation allowances	(0.1)	(0.5)
Research expenditures deduction	(0.4)	(0.3)
Other	(0.9)	1.0
Income tax (benefit) expense	$(41.1)	$(4.9)

Foreign tax credits, primarily offsetting taxes associated with Subpart F and GILTI income, were $15.1 million, $9.4 million, and $7.1 million in fiscal years 2026, 2025, and 2024, respectively. The Company’s research and development credits were $0.7 million, $2.1 million, and $0.6 million in fiscal years 2026, 2025, and 2024, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax liabilities and assets are as follows:

	Year Ended May 31,
	2026	2025
Deferred income tax liabilities
Indefinite and long-lived assets	$(299.7)	$(316.4)
Right of use asset	(4.1)	(4.3)
Prepaid expenses	(1.6)	(1.7)
	(305.4)	(322.4)
Deferred income tax assets
Interest expense not currently deductible	30.4	25.7
Research and experimentation capitalization	9.5	9.7
Stock options	1.9	2.5
Inventories and accounts receivable	8.1	8.5
Tax loss carryforwards	5.5	6.6
Lease liability	4.5	4.4
Accrued expenses and other	8.5	3.3
Tax Credits	0.9	—
	69.3	60.7
Valuation allowance	(5.6)	(1.4)
Net deferred income tax liabilities	$(241.7)	$(263.1)

Net deferred income tax assets (jurisdictional) - other non-current assets	$15.9	$17.8
Net deferred income tax liabilities (jurisdictional)	(257.6)	(280.9)
Net deferred income tax liabilities	$(241.7)	$(263.1)

The Company has the following net operating loss carryforwards:

	As of May 31, 2026	Expiry
U.S - Federal	$0.1	2038
U.S - State	32.3	2035 to indefinite
Foreign	15.7	2028 to indefinite
Total net operating loss carryforwards	$48.1

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

The following table provides additional detail on our income taxes paid, net of refunds, in 2026. Income taxes paid by jurisdiction include all jurisdictions that individually exceed 5% of our total income taxes paid, net of refunds received:

Year Ended May 31, 2026
Income Taxes Paid by Taxing Authority
U.S. federal	$(0.6)
U.S. state and local	0.4
Non - U.S	17.9
Total	$17.7

Income Taxes Paid by Jurisdiction
Brazil	$4.7
Ireland	3.7
Switzerland	3.1
United Kingdom	2.2
Colombia	1.4
Other International	2.6
Total	$17.7

We are subject to income taxes in the U.S. (federal and state) and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company’s policy is to recognize both accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefits reserve was $0.8 million at May 31, 2026, $0.4 million at May 31, 2025, and $0.2 million at May 31, 2024. Of the total unrecognized tax benefits at May 31, 2026 and 2025, $5.0 million and $3.8 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

The reconciliation of our unrecognized tax benefits is as follows:

	Year Ended May 31,
	2026	2025	2024
Beginning balance	$3.8	$2.7	$0.9
Increase/(decrease) related to prior periods	(0.1)	0.1	—
Increase related to current period	1.5	1.1	2.0
Lapses of applicable statute of limitations	(0.2)	(0.1)	(0.2)
Ending balance	$5.0	$3.8	$2.7

The Company is no longer subject to examination by the Internal Revenue Service for fiscal year 2022 and preceding years.

The Company has not provided deferred taxes on undistributed earnings of foreign subsidiaries that are permanently reinvested in operations. The related temporary differences could become taxable upon repatriation. It is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Organization for Economic Cooperation and Development (“OECD”) Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. The Company is closely monitoring developments and evaluating the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, the

Company has included in its income tax for the year ended May 31, 2026, a calculated amount of “top-up” tax for its foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives. For the year ended May 31, 2026, the company has incurred a total top-up tax under Pillar Two of $1.0 million, with respect to its operations in Ireland

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for depreciation and interest expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the year ended May 31, 2026.

11. Commitments and Contingencies

We are involved in environmental remediation and monitoring activities at our Randolph, Wisconsin manufacturing facility. As a result, we accrue for related costs, when such costs are determined to be probable and estimable. We currently utilize a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We recorded $0.1 million within other current liabilities and $0.8 million within other non-current liabilities as of May 31, 2026 and May 31, 2025 in the condensed consolidated balance sheets. These amounts are measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2022, in collaboration with the Wisconsin Department of Natural Resources ("WDNR"), we initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.

Related to the Company's other contingent liabilities, losses of $0.9 million and $1.4 million were recorded in the third quarter of fiscal year 2026 and 2025, respectively. These losses were driven by an updated valuation of the performance milestone liability for the Company's CAPInnoVet, Inc. transaction. Additionally, in the third quarter of fiscal year 2025, the Company reversed $0.9 million that was related to a contingent liability that was recorded as part of the Corvium, Inc. transaction. The final milestone payment was not achieved, resulting in a full reversal of the liability. Finally, in the third quarter of fiscal year 2025, the Company recorded a gain related to a settlement regarding the Company's prior acquisition of certain fixed assets. The amount of $2.7 million was received in the third quarter of fiscal year 2025. This amount was partially offset by a related fixed asset impairment of $2.1 million, which was due to the asset no longer being in use. The amount was recorded within General and administrative on the consolidated statements of operations within the Company's Food Safety operating segment.

In the third quarter of fiscal year 2024, the Company received $1.3 million of business interruption insurance proceeds relating to fire damage that occurred in the fourth quarter of fiscal year 2023 at one of our genomics lab facilities. The proceeds were recorded within Cost of Revenues in the consolidated statements of operations.

The Company has agreements with unrelated third parties that provide for the payment of royalties on the sale of certain products. Royalty expense, recorded in sales and marketing, under the terms of these agreements was $1.9 million, $1.6 million, and $3.3 million for fiscal years 2026, 2025 and 2024, respectively. Some of these agreements provide for guaranteed minimum royalty payments to be paid each fiscal year by the Company for certain technologies. Future minimum royalty payments are as follows: 2027—$0.3 million, 2028—$0.5 million, 2029—$0.1 million, and 2030—$0.1 million, and 2031—$0.1 million.

Shareholder Litigation and Stockholder Demands

On July 18, 2025, Operating Engineers Construction Industry and Miscellaneous Pension Fund filed a putative class action complaint in the United States District Court for the Western District of Michigan against the Company, John Adent, and David Naemura. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by defendants during the period January 5, 2023 through June 3, 2025 relating to the integration of the 3M business into Neogen. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses and/or other relief as deemed appropriate by the Court. On January 20, 2026, Plaintiffs filed an amended complaint. On February 10, 2026, Defendants filed a motion to dismiss the amended complaint in its entirety. The motion to dismiss is fully briefed and remains pending.

On August 27, 2025, the Company, John Adent, Steven J. Quinlan, James C. Borel, William T. Boehm, Ronald D. Green, Ralph A. Rodriguez, James P. Tobin, Darci L. Vetter, and Catherine E. Woteki were named in a putative class action filed in Minnesota’s Second Judicial District for Ramsey County. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly false and misleading public statements by defendants in the offering materials issued in connection with the 2022 transaction in which Neogen acquired 3M’s Food Safety Business. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses, recission, and/or such other equitable or injunctive relief as deemed appropriate by the Court. On February 3, 2026, Plaintiffs filed an amended complaint. On April 6, 2026, Defendants filed a motion to dismiss the amended complaint in its entirety. On June 5, 2026, Plaintiffs filed their opposition to the motion to dismiss.

On August 13, 2025, August 15, 2025, December 22, 2025, and January 27, 2026, the Company received four separate stockholder litigation demands requesting that the Board investigate the allegations in the federal securities class action and pursue claims on the Company’s behalf based on those allegations. On October 4, 2025, the Board established a litigation committee to consider and investigate the demands.

On December 4, 2025, the Company, John Adent, Dave Naemura, James C. Borel, Thierry Bernard, William T. Boehm, Jeffrey D. Capello, Ronald D. Green, Aashima Gupta, Raphael A. Rodriguez, James P. Tobin, Darci L. Vetter, and Catherine Woteki were named in a putative shareholder derivative action filed in the United States District Court for the Western District of Michigan. The complaint asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Section 14 of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements by defendants related to the integration of the 3M business into Neogen. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses, rescission, and/or such other equitable or injunctive relief as deemed appropriate by the Court. On March 30, 2026, the parties stipulated to a stay of the derivative action pending the disposition of the motion to dismiss in the federal securities class action, which stipulation was so Ordered by the Court on April 1, 2026.

Given the uncertainty of litigation and the preliminary stage of the cases, we cannot estimate the reasonably possible loss or range of loss that may result from the actions.

Product Recall

On January 28, 2026, the Company initiated a voluntary recall of all unexpired lots of the Company’s Vet HyCoat® Hyaluronate Sodium Sterile Solution (the “Recalled Product”), due to microbial contamination in certain lots of 10 mL/50 mg product vials. The Recalled Product was distributed by the Company but manufactured by an unaffiliated third-party supplier. The Company received a number of reports of adverse events in horses following intraarticular injections of the Recalled Product, which is inconsistent with its labeled, intended use. To date, the Company has not received reports of adverse events when the Recalled Product is used in a manner consistent with the labeled intended use. While the Company’s investigation into this issue is ongoing, out of an abundance of caution, the 2 mL/20 mg product vials were recalled. The recall affects approximately 133,000 unexpired units sold since 2023; though returns are expected to be less due to product use since that time. These units were sold into the U.S. market, Puerto Rico and certain Latin American markets between February 2023 and November 2025. The Company has worked cooperatively with the U.S. Food and Drug Administration (FDA) throughout this process and is offering a full refund to affected customers. In February 2026, we recorded a $0.6 million accrual in other current liabilities, which represents our estimate of the aggregate amount of refunds to be paid to affected customers.

As of the date of this filing, the Company has received several demand letters from parties asserting claims relating to their use of the Recalled Product (the “Product Claims”). The Company is also aware of two individual lawsuits, one filed on March 25, 2026, and the other filed on June 9, 2026, and an uncertified class action lawsuit filed on April 13, 2026, on behalf of one named plaintiff. The Company believes it has strong defenses to any claims brought relating to this matter, including the fact that the Company served only as a distributor and was not involved in any way in the manufacture of the Recalled Product. In addition, although the Company’s investigation is ongoing, initial evidence reflects adverse events only when the Recalled Product was used in a manner inconsistent with its labeled, intended use.

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

In addition to the items disclosed above, we are subject to certain other legal and other proceedings in the ordinary course of our business that, in the opinion of management, are not expected to have a material effect on our financial statements.

12. Fair Value and Derivatives

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

Accounts receivable and accounts payable are carried at amounts that approximate fair value due to their short-term maturities. The estimated fair values of these instruments would be classified within Level 2 of the fair value hierarchy, as the valuation is based on observable market inputs. Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

Derivatives Not Designed as Hedging Instruments

We have entered into non-designated foreign currency forward contracts to manage balance sheet foreign currency risk associated with intercompany loans and other foreign currency denominated assets and liabilities. These contracts, classified as Level 2 in the fair value hierarchy are recorded net at fair value on our consolidated balance sheets, and the related gains and losses are recognized in other, net. The notional amount of forward contracts in place was $65.5 million as of May 31, 2025. There were no forward contracts in place as of May 31, 2026.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	May 31, 2026	May 31, 2025
Foreign currency forward contracts, net	Other current liabilities	$(0.1)	$0.4

The location and amount of gains (loss) from derivatives not designated as hedging instruments in our consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location in statements of operations	May 31, 2026	May 31, 2025	May 31, 2024
Foreign currency forward contracts	Other, net	$(0.8)	$0.5	$0.1

Derivatives Designed as Hedging Instruments

We have entered into a receive-variable, pay-fixed interest rate swap agreement with a $200.0 million notional value, which is designated as a cash flow hedge. This cash flow hedge fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 137.5 to 175 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The Company expects to reclassify a $0.5 million loss of accumulated other comprehensive income into earnings in the next 12 months.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	May 31, 2026	May 31, 2025
Interest rate swaps – current	Other current liabilities	$(0.6)	$(0.4)
Interest rate swaps – non-current	Other non-current liabilities	$—	$(1.3)

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

Items Not Carried at Fair Value

Fair values of the Company’s Term Loan and Senior Notes were as follows:

	Year Ended May 31,
	2026	2025
Aggregate fair value	815.5	914.9
Aggregate carrying value (1)	800.0	900.0

(1) Excludes unamortized debt issuance costs.

Fair values were based on available market information and other observable data and are classified within Level 1 of the fair value hierarchy.

13. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	May 31,
	2026	2025

Accumulated other comprehensive loss, beginning balance	$(28.9)	$(30.0)

Foreign currency translation adjustment
Balance at beginning of period	$(27.7)	$(31.9)
Other comprehensive gain before reclassifications	14.6	4.2
Amount reclassified from accumulated other comprehensive loss	(0.1)	—
Balance at end of period	$(13.2)	$(27.7)

Fair value of derivatives change
Balance at beginning of period	$(1.2)	$1.9
Other comprehensive gain (loss) before reclassifications	0.6	(1.9)
Amounts reclassified from accumulated other comprehensive loss	0.2	(1.2)
Balance at end of period	$(0.4)	$(1.2)

Accumulated other comprehensive loss, ending balance	$(13.6)	$(28.9)

14. Segment Information

The Company has two reportable segments: Food Safety and Animal Safety. The results of each segment are regularly provided to chief operating decision maker ("CODM") to assess the performance of the segments and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer. The performance measure that the CODM uses is operating (loss) income. Refer to the consolidated statements of operations for the reconciliation of consolidated operating (loss) income, which is the total of Company’s segment measure of profit or loss, to consolidated loss before taxes.

The following tables reflect segment and corporate information:

	Year Ended May 31, 2026
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$662.6	$237.3	$—	$899.9
Intersegment Revenue	(21.5)	(8.0)	—	(29.5)
Net Revenue	641.1	229.3	—	870.4
Total Cost of Revenues	317.1	144.8	—	461.9
Operating Expenses	260.6	60.0	109.5	430.1
Operating Income (Loss)	$63.4	$24.5	$(109.5)	$(21.6)

Depreciation and Amortization	$104.8	$11.5	$—	$116.3
Interest Expense	$—	$—	$60.4	$60.4
Total Assets	$2,875.4	$285.1	$185.5	$3,346.0
Expenditures for long-lived assets	$47.8	$3.5	$—	$51.3

	Year Ended May 31, 2025
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$660.0	$267.0	$—	$927.0
Intersegment Revenue	(21.9)	(10.4)	—	(32.3)
Net Revenue	638.1	256.6	—	894.7
Total Cost of Revenues	308.7	164.6	—	473.3
Operating Expenses	1,315.1	84.7	82.6	1,482.4
Operating Income (Loss)	$(985.7)	$7.3	$(82.6)	$(1,061.0)

Depreciation and Amortization	$105.0	$14.5	$—	$119.5
Interest Expense	$—	$—	$71.6	$71.6
Total Assets	$2,991.7	$323.1	$129.0	$3,443.8
Expenditures for long-lived assets	$96.7	$7.9	—	$104.6

	Year Ended May 31, 2024
	Food Safety	Animal Safety	Corporate and Eliminations (1)	Total
Total Revenues	$658.3	$277.7	$—	$936.0
Intersegment Revenue	(3.0)	(8.8)	—	(11.8)
Net Revenue	655.3	268.9	—	924.2
Total Cost of Revenues	301.6	158.7	—	460.3
Operating Expenses	271.3	70.9	63.1	405.3
Operating Income (Loss)	$82.4	$39.3	$(63.1)	$58.6

Depreciation and Amortization	$102.3	$14.4	—	$116.7
Interest Expense	—	—	$73.4	$73.4
Total Assets	$4,035.3	$342.6	$170.9	$4,548.8
Expenditures for long-lived assets	$93.0	$18.4	—	$111.4

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

	Year Ended May 31,
	2026	2025	2024
Domestic	$425.1	$446.0	$465.2
International	445.3	448.7	459.0
Total Revenue	$870.4	$894.7	$924.2

The following table presents the Company's net property and equipment amounts disaggregated by country.

	Year Ended May 31,
	2026	2025
United States	$282.9	$278.4
United Kingdom	10.9	12.5
Other	36.0	48.2
Total Property, Plant, and Equipment	$329.8	$339.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—NONE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026, was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;

(2) Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, management assessed the effectiveness of our internal control over financial reporting as of May 31, 2026, using the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As previously disclosed in Item 9A of our Annual Report on Form 10‑K for the fiscal year ended May 31, 2025, management identified material weaknesses in internal control over financial reporting related to the control activities and information and communication components of the COSO framework.

Control Activities

During fiscal year 2025, the following items contributed to the material weakness in control activities, either individually or in aggregate:

•
Management did not maintain effective management review controls to adequately support certain assumptions applied in its goodwill valuation analysis.

During fiscal year 2026, management designed and implemented enhanced control activities to address the previously identified material weakness in the Control Activities component. These remediation efforts included formalizing management review controls over significant estimates and assumptions, including goodwill valuation, enhanced documentation and reviews of management’s analyses and conclusions, enhanced controls over the financial close and reporting process and related disclosures, and procedures to verify the completeness and accuracy of information utilized in internal controls.

Information and Communication

During fiscal year 2025, the following were contributing factors to the material weakness in information and communication:

•
Management did not consistently retain information and documentation to adequately support the functions of internal controls, including controls over information produced by the entity used in connection with control activities; and
•
Management did not adequately communicate information internally to enable personnel to sufficiently understand internal control responsibilities.

During fiscal year 2026, management implemented a remediation plan to address the previously identified material weakness in the Information and Communication component. These efforts included establishing clear control ownership and accountability for control execution, enhancing documentation standards, improving communication of internal control responsibilities, implementing a centralized system of records to support consistent execution and monitoring of controls, and establishing a dedicated internal controls function reporting to the Chief Accounting Officer. Management also implemented a formal risk and control framework, provided training to control owners, and performed ongoing monitoring of control performance.

Conclusions Regarding Remediation Efforts

Management evaluated the design, implementation, and operating effectiveness of the remediated controls, including testing control execution over a representative and sufficient period and assessing the sufficiency of supporting documentation and evidence. Based on its assessment, management concluded that the previously identified material weaknesses have been remediated as of May 31, 2026.

Accordingly, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2026. Management asserts these enhancements, which have been implemented, executed, and monitored during the period, establish a sustainable control environment capable of supporting effective internal control over financial reporting.

The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026, which is included in this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2026, management completed the implementation and validation of remediation activities related to previously identified material weaknesses in internal control over financial reporting. These remediation activities were in operation during the period and formed part of management’s assessment of internal control effectiveness as of May 31, 2026.

Other than these remediation activities, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Neogen Corporation

Lansing, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Neogen Corporation’s (the “Company’s”) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated statements of operations , comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements” and our report dated July 30, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Grand Rapids, Michigan

July 30, 2026

ITEM 9B. OTHER INFORMATION

During the quarterly period ended May 31, 2026, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted. modified, or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS—NOT APPLICABLE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company, certain corporate governance matters and information about our executive officers appearing under the captions “Proposal 1 — Election of Directors,” “Information About the Board and Corporate Governance Matters,” “Information about our Executive Officers,” and “Additional Information-Delinquent Section 16(a) Reports” is incorporated by reference to Neogen’s 2026 proxy statement to be filed within 120 days of May 31, 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, "Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio”, “Pay Versus Performance,” and “Compensation of Directors” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the section entitled “Information about the Board and Corporate Governance Matters-Independent Directors,” “Board Committees” and “Certain Relationships and Related Party Transactions” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section entitled “Proposal — Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement to be filed within 120 days of May 31, 2026.

PART IV

ITEM 15. EXHIBITS

(a) (1) and (2) and (c). The response to this portion of ITEM 8 is submitted as a separate section of this report starting on page 45.

(a) (3) and (b). The Exhibits, listed in the Exhibit Index below, are incorporated herein by reference.

Neogen Corporation

Annual Report on Form 10-K

Year Ended May 31, 2026

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
10.17

Form of Stock Option Award Agreement between Neogen Corporation and certain executive officers (starting October 2025) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed January 8, 2026). (1)

10.18

Form of Restricted Share Unit Award Agreement between Neogen Corporation and certain executive officers (starting October 2025) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-K filed January 8,2026). (1)

10.19

Form of Stock Option Award Agreement between Neogen Corporation and certain executive Officers (for inducement grants) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed January 8, 2026) (1)

EXHIBIT NO.	DESCRIPTION
10.20

Form of Stock Option Award Agreement between Neogen Corporation and independent directors (starting October 2025) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed January 8, 2026) (1)

10.21

Form of Restricted Share Unit Award Agreement between Neogen Corporation and certain executive officers (for inducement grants) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed January 8, 2026) (1)

10.22

Form of Restricted Share Unit Award Agreement between Neogen Corporation and independent directors (starting October 2025) (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed January 8, 2026) (1)

10.23

Form of Performance Share Unit Award Agreement between Neogen Corporation and certain executive officers (for inducement grants) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed January 8, 2026) (1)

10.24

Form of Performance Share Unit Award Agreement between Neogen Corporation and certain executive officers(starting October 2025) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed January 8, 2026) (1)

10.25	Form of Severance Letter Agreement entered into with executive officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2023). (1)
10.26	Offer Letter Agreement between Neogen Corporation and Mikhael Nassif dated June 30, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on July 24, 2025) (1)
10.27	Offer Letter Agreement between Neogen Corporation and Bryan Riggsbee dated October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 30, 2025) (1)
10.28	Transition Agreement between Neogen Corporation and John Adent, dated April 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 9, 2025). (1)
10.29	Transition Letter between Neogen Corporation and David Naemura dated September 15, 2025 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed September 15, 2025) (1)
10.30	Transition and Separation Agreement between Neogen Corporation and Amy Rocklin dated March 25, 2026 (1)
19	Neogen Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed July 30, 2024).
21	Listing of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm BDO USA, P.C.

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed July 30, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

NEOGEN CORPORATION

/s/ Mikhael Nassif	/s/ R. Bryan Riggsbee	/s/ John P. Moylan
Mikhael Nassif,	R. Bryan Riggsbee,	John P. Moylan,
President & Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)

Dated: July 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mikhael Nassif	President & Chief Executive Officer	July 30, 2026
Mikhael Nassif	(Principal Executive Officer)

/s/ R. Bryan Riggsbee	Chief Financial Officer	July 30, 2026
R. Bryan Riggsbee	(Principal Financial Officer)

/s/ John P. Moylan	Chief Accounting Officer	July 30, 2026
John P. Moylan	(Principal Accounting Officer)

/s/ James C. Borel	Chairman of the Board of Directors	July 30, 2026
James C. Borel

/s/ Thierry Bernard	Director	July 30, 2026
Thierry Bernard

/s/ Jeffrey D. Capello	Director	July 30, 2026
Jeffrey D. Capello

/s/ Ronald D. Green, Ph.D	Director	July 30, 2026
Ronald D. Green, Ph.D

/s/ Aashima Gupta	Director	July 30, 2026
Aashima Gupta

/s/ Avi Pelossof	Director	July 30, 2026
Avi Pelossof

/s/ Raphael A. Rodriguez	Director	July 30, 2026
Raphael A. Rodriguez

/s/ Andrea F. Wainer	Director	July 30, 2026
Andrea F. Wainer

/s/ Catherine E. Woteki	Director	July 30, 2026
Catherine E. Woteki, Ph.D.