Form 10-Q
period 2026-08-31
NEOGEN CORP
filed 2026-10-07
CIK 711377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026.

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

As of August 31, 2026 there were 218,306,034 shares of Common Stock outstanding.

NEOGEN CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

Neogen Corporation

Condensed Consolidated Balance Sheets

(in millions)

	August 31, 2026	May 31, 2026
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$172.0	$185.5
Accounts receivable, net of allowance of $3.8 and $4.0	136.2	146.8
Inventories
Raw materials	49.5	51.1
Work-in-process	11.9	8.0
Finished goods	101.3	102.4
Total Inventories	162.7	161.5
Less inventory reserve	(16.6)	(17.2)
Inventories, net	146.1	144.3
Prepaid expenses and other current assets	57.8	60.0
Assets held for sale (note 3)	70.4	68.0
Total Current Assets	582.5	604.6
Net Property and Equipment	329.8	329.8
Other Assets
Right of use assets	19.1	16.6
Goodwill	1,047.6	1,047.2
Amortizable intangible assets, net	1,295.8	1,318.0
Other non-current assets	28.4	29.8
Total Other Assets	2,390.9	2,411.6
Total Assets	$3,303.2	$3,346.0
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$77.6	$79.1
Accrued compensation	21.9	26.8
Income tax payable	8.7	7.2
Accrued interest	3.4	11.0
Deferred revenue	3.6	3.6
Other current liabilities	27.0	23.9
Liabilities held for sale (note 3)	7.3	6.6
Total Current Liabilities	149.5	158.2
Deferred Income Tax Liability	251.4	257.6
Non-Current Debt (note 7)	774.2	793.7
Other Non-Current Liabilities	41.7	43.6
Total Liabilities	1,216.8	1,253.1
Commitments and Contingencies (note 9)
Equity
Preferred stock, $1.00 par value, 100.0 shares authorized, none issued and outstanding	—	—
Common stock, $0.16 par value — shares authorized 315.0; 218.3 and 217.7 shares issued and outstanding on August 31, 2026 and May 31, 2026	34.9	34.8
Additional paid-in capital	2,620.0	2,616.0
Accumulated other comprehensive loss	(12.3)	(13.6)
Accumulated deficit	(556.2)	(544.3)
Total Stockholders’ Equity	2,086.4	2,092.9
Total Liabilities and Stockholders’ Equity	$3,303.2	$3,346.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Operations (unaudited)

(in millions, except per share amounts)

	Three months ended August 31,
	2026	2025
Revenues
Product revenues	$196.0	$184.1
Service revenues	26.8	25.1
Total Revenues	222.8	209.2
Cost of Revenues
Cost of product revenues	100.6	97.9
Cost of service revenues	16.7	16.3
Total Cost of Revenues	117.3	114.2
Gross Profit	105.5	95.0
Operating Expenses
Sales and marketing	41.5	45.1
General and administrative	59.3	60.9
Research and development	6.5	5.1
Total Operating Expenses	107.3	111.1
Operating Loss	(1.8)	(16.1)
Other (Expense) Income
Interest expense, net	(13.8)	(15.5)
(Loss) Gain on sale of business	(0.4)	76.4
Other, net	1.1	(1.0)
Total Other (Expense) Income	(13.1)	59.9
(Loss) Income Before Taxes	(14.9)	43.8
Income Tax (Benefit) Expense	(3.0)	7.5
Net (Loss) Income	$(11.9)	$36.3
Net (Loss) Income Per Share
Basic	$(0.05)	$0.17
Diluted	$(0.05)	$0.17
Weighted Average Shares Outstanding
Basic	218.1	217.2
Diluted	218.1	217.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in millions)

	Three months ended August 31,
	2026	2025
Net (loss) income	$(11.9)	$36.3
Other comprehensive income
Foreign currency translation gain	0.9	5.8
Unrealized gain (loss) on derivative instruments (1)	0.4	(0.4)
Other comprehensive income, net of tax	1.3	5.4
Total comprehensive (loss) income	$(10.6)	$41.7

(1) Amounts are net of tax of $0.1 million and $(0.1) million during the three months ended August 31, 2026 and August 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Equity (unaudited)

(in millions)

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
May 31, 2026	217.7	$34.8	$2,616.0	$(13.6)	$(544.3)	$2,092.9
Share-based compensation expense	—	—	3.1	—	—	3.1
Exercise of options and RSUs	0.5	0.1	0.1	—	—	0.2
Issuance of shares under employee stock purchase plan	0.1	—	0.8	—	—	0.8
Net loss	—	—	—	—	(11.9)	(11.9)
Other comprehensive income	—	—	—	1.3	—	1.3
August 31, 2026	218.3	$34.9	$2,620.0	$(12.3)	$(556.2)	$2,086.4

			Additional	Acc. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
May 31, 2025	217.0	$34.7	$2,601.8	$(28.9)	$(536.4)	$2,071.2
Share-based compensation expense	—	—	4.9	—	—	4.9
Exercise of options and RSUs	0.1	0.1	(0.2)	—	—	(0.1)
Issuance of shares under employee stock purchase plan	0.2	—	0.9	—	—	0.9
Net income	—	—	—	—	36.3	36.3
Other comprehensive income	—	—	—	5.4	—	5.4
August 31, 2025	217.3	$34.8	$2,607.4	$(23.5)	$(500.1)	$2,118.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neogen Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three months ended August 31,
	2026	2025
Cash Flows provided by Operating Activities
Net (loss) income	$(11.9)	$36.3
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	29.1	29.1
Deferred income taxes	(5.2)	(5.8)
Share-based compensation	3.1	5.0
Loss on disposal of property and equipment	0.1	0.7
Amortization of debt issuance costs	0.5	0.5
Loss on refinancing and extinguishment of debt	0.1	0.4
Right of use asset amortization	1.3	1.4
Loss (gain) on sale of business	0.4	(76.4)
Other	0.5	(0.4)
Change in operating assets and liabilities:
Accounts receivable, net	10.4	17.6
Inventories, net	(3.8)	(2.0)
Prepaid expenses and other current assets	1.7	1.2
Accounts payable and accrued liabilities	(1.2)	14.2
Interest expense accrual	(7.6)	(7.5)
Change in other non-current assets and non-current liabilities	(4.6)	(3.5)
Net Cash provided by Operating Activities	12.9	10.8
Cash Flows (used for) provided by Investing Activities
Purchases of property, equipment and intangible assets	(8.2)	(24.0)
Proceeds from sale of business, net of cash divested	—	121.7
Net Cash (used for) provided by Investing Activities	(8.2)	97.7
Cash Flows used for Financing Activities
Issuance of shares related to equity compensation and employee stock purchase plan	2.2	0.9
Tax payments related to share-based awards	(1.2)	(0.2)
Repayment of finance lease	—	(0.1)
Repayment of outstanding debt	(20.0)	(100.0)
Net Cash used for Financing Activities	(19.0)	(99.4)
Effects of Foreign Exchange Rate on Cash	0.8	0.7
Net (Decrease) Increase in Cash and Cash Equivalents	(13.5)	9.8
Cash and Cash Equivalents, Beginning of Period	185.5	129.0
Cash and Cash Equivalents, End of Period	$172.0	$138.8
Supplemental cash flow information
Cash paid for interest	$21.5	$23.3
Income taxes paid, net of refunds	$2.8	$5.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOGEN CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in millions, except per share amounts)

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

Neogen’s Animal Safety segment is engaged in the development, manufacture, marketing and distribution of veterinary instruments, pharmaceuticals, vaccines, topicals, parasiticides, diagnostic products, rodent control products, insect control products and genomics testing services for the worldwide animal safety market. The majority of these consumable products are marketed through veterinarians, retailers, livestock producers and animal health product distributors. Our line of drug detection products is sold worldwide for the detection of abused and therapeutic drugs in animals and animal products, and has expanded into the workplace testing and human forensic markets. In July 2025, the Company divested its global Cleaners and Disinfectants business. See Note 3 "Assets Held for Sale and Divestiture" to the condensed consolidated financial statements for further discussion.

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

In our opinion, all adjustments considered necessary for a fair statement of the results of the interim period have been included in the accompanying unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

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

2. REVENUE RECOGNITION

The following table presents disaggregated revenue by major product and service categories:

	Three months ended August 31,
	2026	2025
Food Safety
Natural Toxins & Allergens	$19.3	$20.0
Bacterial & General Sanitation	44.6	41.6
Indicator Testing & Culture Media	85.6	76.8
Biosecurity Products	4.6	5.8
Genomics Services	6.7	5.6
Other	2.4	2.3
Total Food Safety Revenue	$163.2	$152.1
Animal Safety
Life Sciences	$1.6	$1.9
Veterinary Instruments & Consumables	14.1	11.9
Animal Care & Other	7.7	7.6
Biosecurity Products	18.9	19.2
Genomics Services	17.3	16.5
Total Animal Safety Revenue	$59.6	$57.1
Total Revenues	$222.8	$209.2

The following table summarizes deferred revenue by period:

	Three months ended August 31,
	2026	2025
Beginning balance	$3.6	$5.6
Additions	2.4	3.2
Recognized into revenue	(2.4)	(3.0)
Ending balance	$3.6	$5.8

3. ASSETS HELD FOR SALE AND DIVESTITURE

In June 2025, the Company announced plans to sell its global genomics business as part of an initiative to divest non-core assets. The genomics business and associated assets and liabilities met the criteria for presentation as held for sale as of November 30, 2025. The Company determined that fair value less cost to sell exceeded the carrying value therefore, no impairment charge was recognized upon classification as held for sale. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

On March 2, 2026, Neogen Corporation entered into a definitive agreement to sell its Genomics business to Zoetis Inc., a global animal health company, for $160.0 million. The transaction is subject to customary closing conditions and regulatory approvals, and the Company continues to work toward completing the sale. In July 2026, the Australian Competition and Consumer Commission (ACCC) and the New Zealand Commerce Commission (NZCC) each announced that they are moving their respective reviews of the Company’s proposed genomics divestiture into the second phase of review. The Company will continue to cooperate with the ACCC and the NZCC as they complete their respective review processes.

The major classes of assets and liabilities held for sale of the Genomics business were as follows:

	August 31, 2026	May 31, 2026
Accounts receivable, net	$4.0	$3.8
Inventory, net	12.4	10.3
Prepaid expenses and other current assets	1.7	1.5
Property and equipment, net	20.1	20.1
Right of use assets	0.9	0.9
Goodwill	19.4	19.4
Amortizable intangible assets, net	7.9	7.9
Other non-current assets	4.0	4.1
Total assets held for sale	$70.4	$68.0

Accounts payable	$1.6	$0.9
Accrued compensation	2.5	2.0
Other liabilities	3.2	3.7
Total liabilities held for sale	$7.3	$6.6

Cleaners and Disinfectants

In the first quarter of fiscal year 2026, we completed the sale of the Cleaners and Disinfectants ("C&D") business to Kersia Group ("Kersia"). We received total consideration of $121.7 million in cash at closing, net of cash divested, plus additional contingent consideration of up to $3.5 million (the “Earnout Payment”) based on revenue performance of the divested business during the 12-month period following the closing date. The Earnout Payment is subject to reduction if certain revenue thresholds, as defined in the purchase agreement, are not achieved. During the three months ended August 31, 2025, we recognized a gain on the sale of the business of $76.4 million, which is included in “Gain on sale of business” within the condensed consolidated statements of operations. In addition, at closing, we also entered into transition service and transition distribution agreements with Kersia, which require us to provide services to Kersia during the transition period. Related to the transition distribution agreements, for performance obligations for which we act as an agent, we record revenue as the net amount of our gross billings less amounts remitted to Kersia. For performance obligations for which we act as principal, we record the gross amount billed to the customer as revenue. We recorded a liability representing the fair value of the services we expect to provide of $1.7 million within other current liabilities related to these agreements. The liability was recognized in Other, net over the 12-month period following the closing date and was fully amortized during the first quarter of fiscal year 2027.

During the three months ending August 31, 2026, the Company recognized a loss of $0.4 million related to the final settlement of the working capital adjustment associated with the sale of the C&D business. This is included in “Gain on sale of business” within the condensed consolidated statements of operations. Additionally, during the three months ended August 31, 2026, the Earnout Payment milestone was not achieved, and therefore no additional consideration will be paid.

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the treasury stock method by dividing net (loss) income by the weighted average number of shares of common stock outstanding.

The calculation of net (loss) income per share follows:

	Three months ended August 31,
	2026	2025
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to Neogen	$(11.9)	$36.3
Denominator for basic net (loss) income per share:
Weighted average shares	218.1	217.2
Effective of dilutive stock awards	—	0.1
Denominator for diluted net (loss) income per share	218.1	217.3
Net (loss) income per share:
Basic	$(0.05)	$0.17
Diluted	$(0.05)	$0.17

Certain outstanding stock awards were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common shares, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended August 31,
	2026	2025
Anti-dilutive stock awards excluded from EPS Computation (1)	2.4	0.7

(1) Due to the net loss during the three months ended August 31, 2026, the dilutive stock awards were anti-dilutive.

5. SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company has two reportable segments: Food Safety and Animal Safety. The results of each segment are regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the segments and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer. The performance measure that the CODM uses is operating income. Our CODM reviews the budget and actual financial results of the operating segments, decides how to allocate resources to meet our strategic priorities, and meets with operating segment leaders on a periodic basis to determine the allocation of resources. Refer to the condensed consolidated statements of operations for the reconciliation of consolidated operating income (loss), which is the total of Company’s segment measure of profit or loss, to consolidated income before income taxes.

The following tables reflect segment and corporate information:

	Three months ended August 31, 2026
	Food Safety	Animal Safety	Total
Total Revenues	$169.7	$61.6	$231.3
Intersegment Revenue	(6.5)	(2.0)	$(8.5)
Revenue from External Customers	163.2	59.6	222.8
Net Cost of Revenues	80.0	37.3	117.3
Operating Expenses	66.9	14.8	81.7
Segment Operating Income	$16.3	$7.5	$23.8
Corporate Expense and Eliminations (1)			25.6
Consolidated Operating Loss			$(1.8)

Total Reportable Segment Assets	$2,851.6	$279.6	$3,131.2
Corporate Assets			172.0
Consolidated Total Assets			$3,303.2

Depreciation and Amortization	$26.7	$2.4	$29.1
Expenditures for Long-lived Assets	$7.1	$1.1	$8.2
Corporate Interest Expense			$14.4

	Three months ended August 31, 2025
	Food Safety	Animal Safety	Total
Total Revenues	$158.5	$58.8	$217.3
Intersegment Revenue	(6.4)	(1.7)	(8.1)
Revenue from External Customers	152.1	57.1	209.2
Net Cost of Revenues	76.5	37.7	114.2
Operating Expenses	68.4	14.9	83.3
Segment Operating Income	$7.2	$4.5	$11.7
Corporate Expense and Eliminations (1)			27.8
Consolidated Operating Loss			$(16.1)

Total Reportable Segment Assets	$2,947.3	$291.9	$3,239.2
Corporate Assets			138.9
Consolidated Total Assets			$3,378.1

Depreciation and Amortization	$25.9	$3.2	$29.1
Expenditures for Long-lived Assets	$23.4	$0.6	$24.0
Corporate Interest Expense			$16.4
(1)
Includes corporate overhead expenses not allocated to specific business segments, and excludes intersegment transactions.

The following table presents revenue disaggregated by geographic location:

	Three months ended August 31,
	2026	2025
Domestic	$110.1	$102.1
International	112.7	107.1
Total revenue	$222.8	$209.2

6. RESTRUCTURING

We regularly evaluate our business to ensure that we are properly configured and sized based on changing market conditions. Accordingly, we have implemented certain restructuring initiatives, including consolidation of certain facilities throughout the world and rationalization of our operations.

Amounts recorded during the three months ended August 31, 2026 primarily related to headcount rationalization initiatives undertaken as part of the Company's efforts to strengthen its commercial operations and deploy its go-to-market strategy.

Our restructuring charges consist of severance payments, costs for outplacement services, and post-employment benefits (collectively, “employee separation costs”), other related exit costs and asset impairment charges related to restructuring activities. These amounts are partially recorded within sales and marketing and general and administrative expenses on the condensed consolidated statements of operations.

Restructuring charges by segment were as follows:

	Three months ended August 31,
	2026	2025
Food Safety	$0.8	$0.4
Animal Safety	—	0.1
Corporate	—	(0.2)
Total	$0.8	$0.3

Restructuring activity for the three months ended August 31, 2026 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of May 31, 2026	$0.6	$—	$0.6
Expense	0.7	0.1	0.8
Cash payments	(1.0)	—	(1.0)
Asset impairments and other	—	(0.1)	(0.1)
Balance as of August 31, 2026	$0.3	$—	$0.3

7. LONG-TERM DEBT

Long-term debt consists of the following:

	August 31, 2026	May 31, 2026
Term loan	$385.0	$405.0
Senior notes	346.5	346.5
Revolver facility	48.5	48.5
Finance lease	—	—
Total debt and finance lease	780.0	800.0
Less: Current portion	—	—
Total non-current debt	780.0	800.0
Less: Unamortized debt issuance costs	(5.8)	(6.3)
Total non-current debt, net	$774.2	$793.7

In June 2026, the Company made $20.0 million of prepayments on its Term Loan, which resulted in an extinguishment loss of $0.1 million related to unamortized debt issuance costs.

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

Subsequent Event

In September 2026, the Company made $10.0 million of prepayments on its Term Loan. Based on this prepayment, there are no additional required principal payments for the Term Loan until the third quarter of fiscal year 2029.

8. INCOME TAXES

Income tax benefit was $3.0 million during the three months ended August 31, 2026 compared to income tax expense of $7.5 million during the three months ended August 31, 2025. The net tax benefit for the current year period was primarily related to pre-tax losses due to acquisition amortization and interest expense. The income tax expense in the prior year period was primarily driven by pre-tax income due to the gain on the sale of our Cleaners and Disinfectants business.

The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. We continue to closely monitor developments and evaluate the impact these new rules will have on our tax rate, including eligibility to qualify for certain safe harbors. Where no safe harbor is met, we have evaluated the need to include a “top-up” tax for our foreign subsidiaries as required under the applicable rules of the countries that have adopted the Pillar Two directives. For the three months ended August 31, 2026, no foreign subsidiary is forecasted to incur a material top-up tax under Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA contains significant domestic and international tax provisions, including changes to the taxation of foreign earnings, foreign tax credits, business interest expense limitations and research and experimental expenditures. The Company has evaluated the provisions currently effective for fiscal year 2027 and incorporated those changes into its quarterly tax provision and annual effective tax rate calculation.

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 31, 2026 and May 31, 2026 were $5.3 million and $5.0 million, respectively. Increases in unrecognized tax benefits are primarily associated with positions for transfer pricing and research and development credits.

9. COMMITMENTS AND CONTINGENCIES

Environmental Matter

We are involved in environmental remediation and monitoring activities at our Randolph, Wisconsin manufacturing facility. As a result, we accrue for related costs, when such costs are determined to be probable and estimable. We currently utilize a pump and treat remediation strategy, which includes semi-annual monitoring and reporting, consulting, and maintenance of monitoring wells. We recorded $0.1 million within other current liabilities and $0.8 million within other non-current liabilities as of August 31, 2026 and May 31, 2026 in the condensed consolidated balance sheets. These amounts are measured on an undiscounted basis over an estimated period of 15 years. In fiscal 2022, in collaboration with the Wisconsin Department of Natural Resources ("WDNR"), we initiated an in-situ chemical remediation pilot study, which ran over a two-year period. The results of this study were submitted to the WDNR as part of our standard annual report. If the WDNR were to require a change from the current pump and treat remediation strategy, this change could result in an increase in future costs and, ultimately, an increase in the currently recorded liability, with an offsetting charge to operations in the period recorded.

CAPInnoVet Earnout

In the first quarter of fiscal year 2027, we recorded a $2.8 million gain within Other, net due to an updated valuation of the performance milestone liability associated with the CAPInnoVet, Inc. transaction. The valuation reflected a change in the probability of certain milestones being achieved.

Shareholder Litigation and Shareholder Demands

On July 18, 2025, Operating Engineers Construction Industry and Miscellaneous Pension Fund filed a putative class action complaint in the United States District Court for the Western District of Michigan against the Company, John Adent, and David Naemura. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by defendants during the period January 5, 2023 through June 3, 2025 relating to the integration of the 3M business into Neogen. The complaint sought, among other things, unspecified monetary damages, reasonable costs and expenses and/or other relief as deemed appropriate by the Court. On January 20, 2026, Plaintiffs filed an amended complaint. On February 10, 2026, Defendants filed a motion to dismiss the amended complaint. On August 10, 2026, the Court dismissed the case in its entirety and with prejudice. On September 8, 2026, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. The appeal remains pending.

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

On August 13, 2025, August 15, 2025, December 22, 2025, and January 27, 2026, the Company received four separate shareholder litigation demands requesting that the Board investigate the allegations in the federal securities class action and pursue claims on the Company’s behalf based on those allegations. On October 4, 2025, the Board established a litigation committee to consider and investigate the demands.

On December 4, 2025, the Company, John Adent, Dave Naemura, James C. Borel, Thierry Bernard, William T. Boehm, Jeffrey D. Capello, Ronald D. Green, Aashima Gupta, Raphael A. Rodriguez, James P. Tobin, Darci L. Vetter, and Catherine Woteki were named in a putative shareholder derivative action filed in the United States District Court for the Western District of Michigan. The complaint asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and violations of Section 14 of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements by defendants related to the integration of the 3M business into Neogen. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses, rescission, and/or such other equitable or injunctive relief as deemed appropriate by the Court. On March 30, 2026, the parties stipulated to a stay of the derivative action pending the disposition of the motion to dismiss in the federal securities class action, which stipulation was so Ordered by the Court on April 1, 2026. On August 11, 2026, the Court lifted the stay following the dismissal of the federal securities action. On September 22, 2026, the parties stipulated to a stay of the derivative action pending the disposition of the appeal in the federal securities class action, which was so ordered by the Court on September 23, 2026.

Given the uncertainty of litigation and the preliminary stage of the cases, we cannot estimate the outcome of the foregoing actions or estimate the reasonably possible loss or range of loss that may result from the above.

Product Recall

On January 28, 2026, the Company initiated a voluntary recall of all unexpired lots of the Company’s Vet HyCoat® Hyaluronate Sodium Sterile Solution (the “Recalled Product”), due to microbial contamination in certain lots of 10 mL/50 mg product vials. The Recalled Product was distributed by the Company but manufactured by an unaffiliated third-party supplier. The Company received a number of reports of adverse events in horses following intraarticular injections of the Recalled Product, which is inconsistent with its labeled, intended use. To date, the Company has not received reports of adverse events when the Recalled Product is used in a manner consistent with the labeled intended use. While the Company’s investigation into this issue is ongoing, out of an abundance of caution, the 2 mL/20 mg product vials were recalled. The recall affects approximately 133,000 unexpired units sold since 2023; though returns are expected to be less due to product use since that time. These units were sold into the U.S. market, Puerto Rico and certain Latin American markets between February 2023 and November 2025. The Company has worked cooperatively with the U.S. Food and Drug Administration (FDA) throughout this process and is offering a full refund to affected customers. In February 2026, we recorded a $0.6 million accrual in other current liabilities for estimated customer refunds related to the recall. In the first quarter of fiscal year 2027, we reduced the accrual by $0.2 million based on updated estimates of expected returns and refunds. On September 23, 2026, the FDA issued a Warning Letter to the Company following an inspection of the unaffiliated third-party contract manufacturer’s facility and testing of the product by the FDA’s laboratory which showed microbiological contamination. The Company intends to timely respond to the Warning Letter and cooperate with the U.S. Food and Drug Administration with regard to next steps.

As of the date of this filing, the Company has received several demand letters from parties asserting claims relating to their use of the Recalled Product (the “Product Claims”). The Company is also aware of three individual lawsuits, filed on March 25, 2026, June 9, 2026, and September 17, 2026 and an uncertified class action lawsuit filed on April 13, 2026, on behalf of one named plaintiff. The lawsuit filed in March of 2026 was settled on September 28, 2026. The Company believes it has strong defenses to any claims brought relating to this matter, including the fact that the Company served only as a distributor and was not involved in any way in the manufacture of the Recalled Product. In addition, although the Company’s investigation is ongoing, initial evidence reflects adverse events only when the Recalled Product was used in a manner inconsistent with its labeled, intended use.

The Company maintains product liability insurance which may cover losses incurred in connection with this matter. The policy provides that the insurer assumes responsibility for the defense and negotiation of settlements with claimants with respect to covered losses.

Based on information currently available, the Company believes it is probable that it will incur a loss related to the Product Claims. However, given the preliminary nature of the claims received and the uncertainty regarding the number and validity of potential claims, and the range of potential outcomes, the amount or materiality of loss cannot be reasonably estimated if and to the extent such claims exceed the limit of our product liability insurance coverage. Accordingly, no accrual for loss contingencies related to these Product Claims has been recorded as of the end of the period covered by this report.

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

Accounts receivable and accounts payable are carried at amounts that approximate fair value due to their short-term maturity. The estimated fair values of these instruments would be classified within Level 2 of the fair value hierarchy, as the valuation is based on observable market inputs. Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

Derivatives

We operate globally and are exposed to market risks arising from fluctuations in foreign currency exchange rates and interest rates. As part of our financial risk management strategy, we use derivative financial instruments to hedge exposure to variability in cash flows associated with these market risks. These instruments are used solely for risk management purposes. We do not engage in derivative transactions for trading or speculative purposes.

Derivatives Not Designated as Hedging Instruments

We have entered into non-designated foreign currency forward contracts to manage balance sheet foreign currency risk associated with intercompany loans and other foreign currency denominated assets and liabilities. These contracts, classified as Level 2 in the fair value hierarchy are recorded net at fair value on our condensed consolidated balance sheets, and the related gains and losses are recognized in other, net. The notional amount of forward contracts in place was $29.4 million as of August 31, 2026 and consisted of economic hedges with maturities through September 2026. These derivatives are not designated as hedging instruments.

Fair Value of Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	August 31, 2026	May 31, 2026
Foreign currency forward contracts, net	Other current liabilities	$(0.1)	$(0.1)

The location and amount of (losses) gains from derivatives not designated as hedging instruments in our condensed consolidated statements of operations were as follows:

		Three months ended August 31,
Derivatives Not Designated as Hedging Instruments	Location in statements of operations	2026	2025
Foreign currency forward contracts	Other, net	$(0.3)	$0.1

Derivatives Designated as Hedging Instruments

We have entered into a receive-variable, pay-fixed interest rate swap agreement with a $200.0 million notional value, which is designated as a cash flow hedge. This cash flow hedge fixed a portion of the variable interest due on our term loan facility, with an effective date of December 2, 2022 and a maturity date of June 30, 2027. Under the terms of the agreement, we pay a fixed interest rate of 4.215%, plus an applicable margin ranging between 137.5 to 175 basis points and receive a variable rate of interest based on term SOFR from the counterparty, which is reset according to the duration of the SOFR term. The Company expects to reclassify a $0.1 million loss of accumulated other comprehensive income into earnings during the remaining term of the interest rate swap through June 30, 2027.

We record the fair value of our interest rate swaps on a recurring basis using Level 2 observable market inputs for similar assets or liabilities in active markets.

Fair Value of Derivatives Designated as Hedging Instruments	Balance Sheet Location	August 31, 2026	May 31, 2026
Interest rate swap – current	Other current liabilities	$(0.1)	$(0.6)

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss changes by component, net of related tax, were as follows:

	Three months ended August 31,
	2026	2025
Accumulated other comprehensive loss, beginning balance	$(13.6)	$(28.9)

Foreign currency translation adjustment
Balance at beginning of period	$(13.2)	$(27.6)
Other comprehensive gain before reclassifications	0.9	5.9
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)
Balance at end of period	$(12.3)	$(21.8)

Fair value of derivatives changes
Balance at beginning of period	$(0.4)	$(1.3)
Other comprehensive gain (loss) before reclassifications	0.2	(0.3)
Amounts reclassified from accumulated other comprehensive loss	0.2	(0.1)
Balance at end of period	$—	$(1.7)

Accumulated other comprehensive loss, ending balance	$(12.3)	$(23.5)

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

Safe Harbor and Forward-Looking Statements

This Quarterly Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements relating to management’s expectations regarding new product introductions; the adequacy of our sources for certain components, raw materials and finished products; our ability to utilize certain inventory; the pending divestiture of the Genomics business; future revenue growth and market trends; anticipated cost savings and operational efficiencies from restructuring initiatives; the expected impact of tariffs and trade policy changes; and the outcome of pending legal proceedings and regulatory matters. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. There are a number of important factors that could cause Neogen’s results to differ materially from those indicated by such forward-looking statements, including many factors beyond our control. Factors that could cause actual results to differ from those contained within forward-looking statements include (without limitation) the continued integration of the 3M food safety business and the realization of the expected benefits from that acquisition; the relationship with and performance of our transition manufacturing partner; our ability to maintain effective internal control over financial reporting; tariffs and trade policy changes; product recalls and related litigation; pending securities litigations and shareholder demands; the risk that regulatory approvals required for pending divestitures may not be obtained on expected timelines or at all; cybersecurity threats and data security risks; changes in tax laws or regulations; pending divestitures and the realization of related expected benefits; competition; recruitment and retention of key employees; impact of weather on agriculture and food production; global business disruption caused by the Russia invasion in Ukraine and related sanctions and the conflict in the Middle East; identification and integration of acquisitions; research and development risks; intellectual property protection; increasing and developing government regulation; and other risks detailed in item 1A. RISK FACTORS in our most recent Annual Report on Form 10‑K and in subsequent Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, as filed with the U.S. Securities and Exchange Commission.

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

As used in this Quarterly Report on Form 10-Q, the terms “Neogen,” “the Company,” “we,” “us,” and “our” refer to Neogen Corporation and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.

Trends and Uncertainties

We have and will continue to experience input cost inflation, including increases in certain raw materials, which negatively impact operating results. Although the rate of inflation has moderated, we continued to face economic headwinds, including related to consumer demand, elevated interest rates, and ongoing geopolitical tensions in certain regions, such as eastern Europe and the Middle East.

Elevated interest rates have led to higher borrowing costs and an increased overall cost of capital. In response to the historically high inflationary environment, we took pricing actions to mitigate the impacts on the business in prior fiscal years. Although we have refinanced our variable interest rate outstanding debt and reduced outstanding borrowing through debt repayments, the overall interest rate we pay on our outstanding debt remains elevated compared to recent historical interest rates. This increases interest expense on the unhedged portion of our outstanding debt.

In fiscal years 2025 and 2026, we experienced an elevated amount of inventory write-offs, due, in part, to expiration of certain inventory held at our international locations stemming from supply chain and distribution challenges in fiscal year 2024. Further, in fiscal year 2025, we experienced negative impacts from delays in restarting full production of our sample collection product line, which we relocated from 3M into a Neogen facility. In the second half of fiscal year 2025, production increased to the prior normal levels, but with significant production inefficiencies. These production inefficiencies continued throughout fiscal year 2026 and the first quarter of fiscal year 2027, albeit with continued improvement in each successive quarter.

With a change in administration in fiscal year 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These have increased and may continue to increase our costs on materials imported into the U.S. and have also increased costs and negatively impacted sales from our international locations, which primarily sell U.S. manufactured products.

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

In the first quarter of fiscal year 2027, we initiated a growth strategy focused on commercial excellence, innovation, and operational efficiency. Key initiatives include enhancing our global go-to-market capabilities, investing in research and development to expand and differentiate our product portfolio, and strengthening customer engagement to drive market share growth. These investments are expected to be supported by cost management and operational improvement initiatives designed to enhance profitability and fund continued reinvestment in the business.

Within the Food Safety industry, market conditions remain mixed, with consumers continuing to face inflationary pressures, although recent food producer commentary indicates some improvement in overall volume trends. Within our Food Safety segment, initial indications of improved commercial execution have emerged from greater organizational focus, strategic customer targeting, competitive conversions, new product promotions, and a more rigorous sales operating model and KPI monitoring cadence. Within Animal Safety, end market indicators have improved, as US herd sizes remain near multi-decade lows, cattle pricing remains favorable, and the USDA anticipates herd expansion in future periods, despite continued pressure from certain input costs. The Company also continues to leverage its longstanding distribution relationships, while the third-party supplier quality and manufacturing issues that adversely affected Animal Safety during fiscal year 2026 have largely improved following implementation of enhanced supplier qualification and quality programs.

On March 2, 2026, we announced that we had entered into a definitive agreement to sell our Genomics business to Zoetis Inc. The transaction is subject to customary closing conditions and regulatory approvals, and we continue to work toward completing the sale. In July 2026, the Australian Competition and Consumer Commission (ACCC) and the New Zealand Commerce Commission (NZCC) each announced that they are moving their respective reviews of the Company’s proposed genomics divestiture into the second phase of review. We will continue to cooperate with the ACCC and the NZCC as they complete their respective review processes, which are currently expected to conclude by the end of December 2026.

We continue to evaluate the nature and extent of these issues and their impact on our business, including consolidated results of operations, financial condition and liquidity. We expect these issues to continue to impact our results throughout fiscal year 2027.

Executive Overview

	Three months ended August 31,
	2026	2025	Change
Total Revenues	$222.8	$209.2	$13.6
Cost of Revenues	117.3	114.2	3.1
Gross Profit	105.5	95.0	10.5
Operating Expenses
Sales and marketing	41.5	45.1	(3.6)
General and administrative	59.3	60.9	(1.6)
Research and development	6.5	5.1	1.4
Total Operating Expenses	107.3	111.1	(3.8)
Operating Loss	(1.8)	(16.1)	14.3
Other (Expense) Income
Interest expense, net	(13.8)	(15.5)	1.7
(Loss) Gain on sale of business	(0.4)	76.4	(76.8)
Other, net	1.1	(1.0)	2.1
Total Other (Expense) Income	(13.1)	59.9	(73.0)
(Loss) Income Before Taxes	(14.9)	43.8	(58.7)
Income Tax (Benefit) Expense	(3.0)	7.5	(10.5)
Net (Loss) Income	$(11.9)	$36.3	$(48.2)

Results of Operations

Revenues

Revenue increased $13.6 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. The increase is primarily driven by $16.9 million growth in business, reflecting continued strength in our indicators and pathogens product line, as well as the current year benefit of distributor inventory adjustments in the prior year and timing of customer orders in the current quarter, and a favorable foreign exchange rate impact of $1.6 million. This was partially offset by a $4.9 million unfavorable impact due to the divestiture of our Cleaners and Disinfectants business and, to a lesser extent, discontinued product lines.

Service Revenue

Service revenue, which consists primarily of genomics services provided to production and companion animal markets, was $26.8 million during the three months ended August 31, 2026 and $25.1 million during the three months ended August 31, 2025. The increase in the period is primarily driven by higher genomics revenue in bovine markets.

International Revenue

International sales were $112.7 million during the three months ended August 31, 2026 compared to $107.1 million during the three months ended August 31, 2025. The increase was primarily driven by higher sales in countries within Asia and Latin America and favorable foreign exchange rate impact, partially offset by a decline in sales from the divested Cleaners and Disinfectants business.

Gross Margin

Gross margin was 47.4% during the three months ended August 31, 2026, compared to 45.4% during the three months ended August 31, 2025. The increase in margin was primarily due to volume increases, price increases, and favorable foreign currency exchange impacts. These were partially offset by higher duplicative costs as we prepare to manufacture Petrifilm products internally.

Sales and Marketing

Sales and marketing expense was $41.5 million during the three months ended August 31, 2026, compared to $45.1 million during the three months ended August 31, 2025. The decrease was primarily due to lower outbound shipping costs and lower compensation costs associated with headcount reductions, partially offset by increased restructuring costs.

General and Administrative

General and administrative expense was $59.3 million during the three months ended August 31, 2026, compared to $60.9 million during the three months ended August 31, 2025. The decrease in the period was driven by lower stock compensation expense and prior year costs associated with the divested Cleaners and Disinfectants business. These decreases were partially offset by investments in transformation initiatives and transaction costs.

General and administrative expense includes amortization expenses relating to definite-lived intangible assets of $23.0 million during the three months ended August 31, 2026 and August 31, 2025, respectively.

Research and Development

Research and development expense was $6.5 million during the three months ended August 31, 2026, compared to $5.1 million during the three months ended August 31, 2025. The increase during the period is primarily the result of higher headcount costs resulting from innovation initiatives.

Other Income/Expense

Other expense was $13.1 million during the three months ended August 31, 2026, compared to other income of $59.9 million during the three months ended August 31, 2025. In the prior year, other income related primarily to a $76.4 million gain recognized on the sale of our Cleaners and Disinfectants business. In the current year period, we incurred lower interest expense, as a result of lower amounts of outstanding debt. Additionally, in the first quarter of fiscal year 2027, a $2.8 million gain was recorded due to an updated valuation of the performance milestone liability associated with the CAPInnoVet, Inc. transaction.

Provision for Income Taxes

Income tax benefit was $3.0 million during the three months ended August 31, 2026 compared to income tax expense of $7.5 million during the three months ended August 31, 2025. The net tax benefit for the current year period was primarily related to pre-tax losses due to acquisition amortization and interest expense. Income tax expense in the prior year period was primarily driven by pre-tax income due to the gain on the sale of our Cleaners & Disinfectants business.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA contains significant domestic and international tax provisions, including changes to the taxation of foreign earnings, foreign tax credits, business interest expense limitations and research and experimental expenditures. The Company has evaluated the provisions currently effective for fiscal year 2027 and incorporated those changes into its quarterly tax provision and annual effective tax rate calculation.

Segment Results of Operations

	Three months ended August 31,
	2026	2025	Change	% Change
Food Safety Revenue	$163.2	$152.1	$11.1	7.3%
Animal Safety Revenue	59.6	57.1	2.5	4.4%
Total Revenues	222.8	209.2	13.6	6.5%

Food Safety Operating Income	16.3	7.2	9.1	126.4%
Animal Safety Operating Income	7.5	4.5	3.0	66.7%
Segment Operating Income	23.8	11.7	12.1	103.4%
Corporate Operating Loss	(25.6)	(27.8)	2.2	(7.9)%
Operating Loss	$(1.8)	$(16.1)	$14.3	(88.8)%

Revenues

Revenue for the Food Safety segment increased $11.1 million during the three months ended August 31, 2026, compared to the three months ended August 31, 2025. The increase was driven by $12.3 million of growth in the business as well as the current year benefit of distributor inventory adjustments in the prior year and timing of customer orders in the current quarter, and a $1.2 million favorable currency impact. Business growth was led by higher sales of pathogen detection products, indicator and sample collection products, partially offset by a decline in sales of food quality products. These gains were offset by a $2.4 million decline primarily from the divestiture of our Cleaners and Disinfectants business.

Revenue for the Animal Safety segment increased $2.5 million during the three months ended August 31, 2026, compared to the three months ended August 31, 2025. The increase was due to $4.6 million in business growth from higher sales of veterinary instruments and insect control products and a $0.4 million favorable foreign currency impact. These increases were partially offset by a $2.5 million reduction from the divestiture of our Cleaners and Disinfectants business and, to a lesser extent, discontinued products.

Operating Income

Operating income for the Food Safety segment increased $9.1 million during the three months ended August 31, 2026, compared to the three months ended August 31, 2025. The increase was primarily driven by higher sales volumes and lower sample collection manufacturing cost inefficiencies.

Operating income for the Animal Safety segment increased $3.0 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. The increase was primarily due to higher sales volumes, partially offset by transaction costs incurred as part of our pending sale of our genomics business.

The decreased corporate expense during the period is related to lower equity-based compensation expense and savings from prior year restructuring initiatives. This decrease was partially offset by increases in transformation initiatives and certain corporate development initiatives.

Financial Condition and Liquidity

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operation of our business, and available borrowing capacity under our Revolving Facility. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

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

We are subject to certain legal and other proceedings that have not had, and, in the opinion of management, are not expected to have a material effect on our results of operations or financial position.

As of August 31, 2026, we had cash and cash equivalents of $172.0 million. The Company had irrevocable standby letters of credit totaling $3.2 million during fiscal 2026. During the first quarter of fiscal year 2027, $1.6 million was drawn under the standby letters of credit and subsequently repaid, resulting in outstanding standby letters of credit of $1.6 million as of August 31, 2026. The remaining standby letters of credit reduced the borrowing capacity available under the revolving line of credit to $199.9 million as of August 31, 2026.

The Company made $45.0 million prepayments on its Term Loan during fiscal year 2026 and an additional $20.0 million prepayment during the first quarter of fiscal year 2027. As a result of these prepayments as of August 31, 2026, there are no additional required principal payments for the Term Loan until the first quarter of fiscal year 2029. Subsequent to August 31, 2026, we repaid $10.0 million of our Term Loan. See Note 7, "Long Term Debt" in the interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a result of the prepayment, there are no additional required principal payments for the Term Loan until the third quarter of fiscal year 2029.

Financial covenants include maintaining specified levels of funded debt to EBITDA, and debt service coverage. As of August 31, 2026, we are in compliance with all financial covenants under the Credit Facilities.

We continue to make investments in our business and operating facilities. Our estimate for capital expenditures in fiscal 2027 is approximately $40.0 million.

Cash Flows

	Three months ended August 31,
	2026	2025	Change
Net Cash provided by Operating Activities	$12.9	$10.8	$2.1
Net Cash (used for) provided by Investing Activities	$(8.2)	$97.7	$(105.9)
Net Cash used for Financing Activities	$(19.0)	$(99.4)	$80.4

Net Cash provided by Operating Activities

Net cash provided by operating activities increased $2.1 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. The increase is primarily due to an improvement in operating income offset by unfavorable changes in working capital primarily associated with accounts receivable and accounts payable.

Net Cash (used for) provided by Investing Activities

The net cash (used for) provided by investing activities decreased $105.9 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. In the prior year, cash provided by investing activities included $121.7 million in cash proceeds related to the sale of our Cleaners and Disinfectants business. The net cash decrease was partially offset by a reduction in capital expenditure of $15.8 million in the current year period compared to the prior year period.

Net Cash used for Financing Activities

Cash used for financing activities decreased $80.4 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. The decrease was driven by debt repayments of $100.0 million in the prior year period compared to $20.0 million of debt repayments in the current year period.

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

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026 was carried out under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”). Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

No changes in our control over financial reporting were identified as having occurred during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 9. “Commitments and Contingencies” of the Notes to interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10- K for the year ended May 31, 2026. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended May 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, our Board of Directors authorized a program to purchase, subject to market conditions, up to 6,000,000 shares of our common stock. The program does not have a scheduled expiration date. As of August 31, 2026, a total of 5,900,000 shares of common stock remained available for repurchase under this program. The following is a summary of share repurchase activity during the fiscal quarter ended August 31, 2026:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 2026	—	—	—	5,900,000
July 2026	—	—	—	5,900,000
August 2026	—	—	—	5,900,000
Total	—	—	—	5,900,000

Items 3 and 4 are not applicable and have been omitted.

Item 5. Other Information

During the quarterly period ended August 31, 2026, no director or officer (as defined in SEC Rule 16a-1(f)) of our Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Dated: October 7, 2026

/s/ Mikhael Nassif
Mikhael Nassif
President & Chief Executive Officer
(Principal Executive Officer)

Dated: October 7, 2026

/s/ R. Bryan Riggsbee
R. Bryan Riggsbee
Chief Financial Officer
(Principal Financial Officer)